Form 10-Q
period 2019-03-30
BEYOND MEAT, INC.
filed 2019-06-12
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38879

BEYOND MEAT, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-4087597
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
119 Standard Street
El Segundo, CA 90245
(Address, including zip code, of principal executive offices)

(866) 756-4112
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.0001 par value	BYND	The Nasdaq Stock Market, LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                        ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of June 7, 2019, the registrant had 60,122,797 shares of common stock, $0.0001 par value per share, outstanding.

i

Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the federal securities laws. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the operating results and financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	our estimates of the size of our market opportunities;

•	our ability to effectively manage our growth;

•	our ability to effectively expand our manufacturing and production capacity;

•	our ability to successfully enter new markets, manage our international expansion and comply with any applicable laws and regulations;

•	the effects of increased competition from our market competitors;

•	the success of our marketing efforts and the ability to grow brand awareness and maintain, protect and enhance our brand;

•	our ability to attract and retain our suppliers, distributors, co-manufacturers and customers;

•	our ability to procure sufficient high quality, raw materials to manufacture our products;

•	the availability of pea protein that meets our standards;

•	real or perceived quality or health issues with our products or other issues that adversely affect our brand and reputation;

•	changes in the tastes and preferences of our consumers;

•	significant disruption in, or breach in security of our information technology systems and resultant interruptions in service and any related impact on our reputation;

•	the attraction and retention of qualified employees and key personnel;

•	the effects of natural or man-made catastrophic events particularly involving our or any of our co-manufacturers’ manufacturing facilities or our suppliers’ facilities;

•	the effectiveness of our internal controls;

•	changes in laws and government regulation affecting our business, including Food and Drug Administration (“FDA”) governmental regulation and state regulation;

•	changes in laws, regulations or policies of governmental agencies or regulators relating to the labeling of our products;

•	the impact of adverse economic conditions;

ii

•	the financial condition of, and our relationships with our suppliers, co-manufacturers, distributors, retailers and foodservice customers;

•	the ability of our suppliers and co-manufacturers to comply with food safety, environmental or other laws or regulations;

•	seasonality;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs and service our indebtedness;

•	economic conditions and their impact on consumer spending;

•	outcomes of legal or administrative proceedings;

•	our, our suppliers’ and our co-manufacturers’ ability to protect our proprietary technology and intellectual property adequately;
as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “believe,” “may,” “will,” “will continue,” “could,” “will likely result,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “predict,” “project,” “expect,” “potential” and similar expressions, as they relate to our company, our business and our management. These forward-looking statements are based on our current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, including, without limitation, the risks discussed in Part II, Item 1A, "Risk Factors," and those discussed in other documents we file from time to time with the Securities and Exchange Commission (“SEC”).
Forward-looking statements speak only as of the date of this report. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
As used herein, the terms “Beyond Meat,” “we,” “us,” “our” and “the Company” refer to Beyond Meat, Inc., a Delaware corporation.
“The Beyond Burger,” “Beyond Beef,” “Beyond Chicken,” “Beyond Meat,” “Beyond Sausage,” “Beyond Breakfast Sausage,” “The Cookout Classic” and “The Future of Protein” and “The Future of Protein Beyond Meat” and design are registered trademarks of Beyond Meat, Inc. in the United States and, in some cases, in certain other countries. All other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders. Solely for convenience, the trademarks and trade names contained herein are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

iii

Part I. Financial Information
ITEM I. FINANCIAL STATMENTS
BEYOND MEAT, INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	March 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$35,409	$54,271
Accounts receivable	16,194	12,626
Inventory	34,281	30,257
Prepaid expenses and other current assets	6,525	5,672
Total current assets	92,409	102,826
Property, plant, and equipment, net	31,861	30,527
Other non-current assets, net	887	396
Total assets	$125,157	$133,749
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$11,663	$17,247
Wages payable	1,085	1,255
Accrued bonus	3,387	2,312
Accrued expenses and other current liabilities	3,094	2,391
Short-term capital lease liabilities	36	44
Stock warrant liability	2,677	1,918
Total current liabilities	$21,942	$25,167
Long-term liabilities:
Revolving credit line	$6,000	$6,000
Long-term portion of bank term loan, net	19,533	19,388
Equipment loan, net	4,914	5,000
Capital lease obligations and other long-term liabilities	406	404
Total long-term liabilities	$30,853	$30,792
Commitments and Contingencies (Note 9)

	March 30, 2019	December 31, 2018
Convertible preferred stock:
Series A convertible preferred stock, par value $0.0001 per share—3,333,500 shares authorized; 3,333,500 shares issued and outstanding as of March 30, 2019 and December 31, 2018	$2,000	$2,000
Series B convertible preferred stock, par value $0.0001 per share—4,802,260 shares authorized; 4,680,565 shares issued and outstanding as of March 30, 2019 and December 31, 2018	4,999	4,999
Series C convertible preferred stock, par value $0.0001 per share—8,076,643 shares authorized; 8,076,636 shares issued and outstanding as of March 30, 2019 and December 31, 2018	14,882	14,882
Series D convertible preferred stock, par value $0.0001 per share—8,713,207 shares authorized; 8,713,201 shares issued and outstanding as of March 30, 2019 and December 31, 2018	24,948	24,948
Series E convertible preferred stock, par value $0.0001 per share—4,740,531 shares authorized; 4,701,449 shares issued and outstanding as of March 30, 2019 and December 31, 2018	17,214	17,214
Series F convertible preferred stock, par value $0.0001 per share—4,866,776 shares authorized; 4,866,758 shares issued and outstanding as of March 30, 2019 and December 31, 2018	29,840	29,840
Series G convertible preferred stock, par value $0.0001 per share—5,140,257 shares authorized; 5,114,786 shares issued and outstanding as of March 30, 2019 and December 31, 2018	55,658	55,658
Series H convertible preferred stock, par value $0.0001 per share—4,209,693 shares authorized; 2,075,216 shares issued and outstanding as of March 30, 2019 and December 31, 2018	49,999	49,999
Stockholders’ deficit:
Common stock, par value $0.0001 per share—60,000,000 shares and 58,669,600 shares authorized at March 30, 2019 and December 31, 2018, respectively; 7,120,933 and 6,951,350 shares issued and outstanding at March 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	9,142	7,921
Accumulated deficit	(136,321)	(129,672)
Total stockholders’ deficit	$(127,178)	$(121,750)
Total liabilities, convertible preferred stock and stockholders’ deficit	$125,157	$133,749

The accompanying notes are an integral part of these unaudited condensed financial statements.

BEYOND MEAT, INC.
Condensed Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net revenues	$40,206	$12,776
Cost of goods sold	29,435	10,719
Gross profit	10,771	2,057

Research and development expenses	4,498	1,605
Selling, general and administrative expenses	11,177	5,737
Restructuring expenses	394	294
Total operating expenses	16,069	7,636
Loss from operations	(5,298)	(5,579)

Other expense, net:
Interest expense	(733)	(47)
Other, net	(618)	(70)
Total other expense, net	(1,351)	(117)

Loss before taxes	(6,649)	(5,696)
Income tax expense	—	—
Net loss	$(6,649)	$(5,696)
Net loss per common share—basic and diluted	$(0.95)	$(0.98)
Weighted average common shares outstanding—basic and diluted	6,974,301	5,793,801

The accompanying notes are an integral part of these unaudited condensed financial statements.

BEYOND MEAT, INC.
Condensed Statements of Convertible Preferred Stock and Stockholders’ Deficit
(In thousands, except share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Loans to Related Parties	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	41,562,111	$199,540	6,951,350	$1	$7,921	$—	$(129,672)	$(121,750)
Net loss	—	—	—	—	—	—	(6,649)	(6,649)
Exercise of common stock options	—	—	169,583	—	366	—	—	366
Share-based compensation	—	—	—	—	855	—	—	855
Balance at March 30, 2019	41,562,111	$199,540	7,120,933	$1	$9,142	$—	$(136,321)	$(127,178)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Loans to Related Parties	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	39,361,211	$148,194	5,724,506	$1	$4,823	$(951)	$(99,786)	(95,913)
Net loss	—	—	—	—	—	—	(5,696)	(5,696)
Exercise of common stock options	—	—	92,310	—	88	—	—	88
Share-based compensation	—	—	—	—	260	—	—	260
Issuance of Series G preferred stock, net of issuance costs of $7	112,945	1,228	—	—	—	—	—	—
Balance at March 31, 2018	39,474,156	$149,422	5,816,816	1	$5,171	$(951)	$(105,482)	$(101,261)
The accompanying notes are an integral part of these unaudited condensed financial statements.

BEYOND MEAT, INC.
Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$(6,649)	$(5,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,905	733
Share-based compensation expense	855	260
Amortization of debt issuance costs	58	9
Change in preferred and common stock warrant liabilities	759	129
Net change in operating assets and liabilities:
Accounts receivables	(3,568)	(991)
Inventories	(4,025)	(1,144)
Prepaid expenses and other assets	122	60
Accounts payable	(4,349)	1,845
Accrued expenses and other current liabilities	1,608	(133)
Long-term liabilities	4	40
Net cash used in operating activities	$(13,280)	$(4,888)
Cash flows used in investing activities:
Purchases of property, plant and equipment	$(3,795)	$(3,719)
Proceeds from sale of fixed assets	132	—
Purchases of property, plant and equipment held for sale	(829)	—
Payment of security deposits	(501)	(13)
Net cash used in investing activities	$(4,993)	$(3,732)
Cash flows from financing activities:
Proceeds from Series G preferred stock offering, net of offering costs	$—	$1,229
Repayments on revolving credit line	—	(2,500)
Repayments on term loan	—	(125)
Payments of capital lease obligations	(9)	(59)
Proceeds from exercise of stock options	366	87
Payments of deferred offering costs	(946)	—
Net cash used in financing activities	$(589)	$(1,368)
Net decrease in cash and cash equivalents	$(18,862)	$(9,988)
Cash and cash equivalents at the beginning of the period	54,271	39,035
Cash and cash equivalents at the end of the period	$35,409	$29,047
(continued on next page)

	Three Months Ended
	March 30, 2019	March 31, 2018
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$715	$38
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$589	$1,226
Deferred offering costs, accrued not yet paid	$69	$—
(concluded)
The accompanying notes are an integral part of these unaudited condensed financial statements.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements
Note 1. Introduction
The Company
Beyond Meat, Inc., a Delaware corporation (the “Company”), is one of the fastest growing food companies in the United States, offering a portfolio of revolutionary plant-based meats. The Company builds meat directly from plants, an innovation that enables consumers to experience the taste, texture and other sensory attributes of popular animal-based meat products while enjoying the nutritional and environmental benefits of eating the Company’s plant-based meat products. The Company’s brand commitment, “Eat What You Love,” represents a strong belief that by eating the Company’s plant-based meats, consumers can enjoy more, not less, of their favorite meals, and by doing so, help address concerns related to human health, climate change, resource conservation and animal welfare.
The Company’s primary production facilities are located in Columbia, Missouri, and research and development and administrative offices are located in El Segundo, California. In addition to its own production facilities, the Company uses co-manufacturers in various locations in the United States to manufacture its products.
The Company sells to a variety of customers in the retail and foodservice channels throughout the United States and internationally through brokers and distributors. All of the Company’s long-lived assets are located in the United States.
Initial Public Offering
On May 6, 2019, the Company completed its initial public offering (“IPO”) of common stock, in which it sold 11,068,750 shares, including 1,443,750 shares pursuant to the underwriters’ over-allotment option. The shares began trading on the Nasdaq Global Select Market on May 2, 2019. The shares were sold at an IPO price of $25.00 per share for net proceeds of approximately $252.5 million, after deducting underwriting discounts and commissions of $19.4 million and estimated offering expenses of approximately $4.8 million payable by the Company. Upon the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 41,562,111 shares of common stock on a one-for-one basis, and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for a total of 160,767 shares of common stock.
The accompanying condensed financial statements as of March 30, 2019, including share and per share amounts, do not give effect to the IPO, conversion of the convertible preferred stock, conversion of the convertible preferred stock warrants as of the IPO and such conversions were completed subsequent to March 30, 2019.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the prospectus dated May 1, 2019 (the “Prospectus”) that forms a part of the Company's Registration Statement on Form S-1 (File No. 333-228453), as filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended, on May 3, 2019. The condensed balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date. There have been no material changes in the

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

Company’s significant accounting policies from those that were disclosed in the Prospectus, except as noted below.
Fiscal Year
The Company operates on a fiscal calendar year, and each interim quarter is comprised of one 5-week period and two 4-week periods, with each week ending on a Saturday. The Company’s fiscal year always begins on January 1 and ends on December 31. As a result, the Company’s first and fourth fiscal quarters may have more or fewer days included than a traditional 91-day fiscal quarter.
Management’s Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company include trade promotion accruals; useful lives of property, plant and equipment; valuation of deferred tax assets; valuation of inventory; and the valuation of the fair value of common stock and preferred stock used to determine stock compensation expense and in the re-measurement of warrants and liabilities. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates and such differences may be material to the condensed financial statements.
Reverse Stock Split
On January 2, 2019, the Company effected a 3-to-2 reverse stock split of its outstanding common stock and convertible preferred stock, including outstanding stock options and common and convertible preferred stock warrants. The reverse stock split did not result in an adjustment to par value. All references in the accompanying condensed financial statements and related notes to the number of shares of common stock, convertible preferred stock, warrants and options to purchase common stock and per share data reflect the effect of the reverse stock split.
Cash and Cash Equivalents
The Company maintains cash balances at one financial institution in the United States. The cash balances may, at times, exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation or FDIC up to $250,000. The Company considers all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.
Deferred Offering Costs
Offering costs, consisting primarily of legal, accounting, printing and filing services, and other direct fees and costs related to the IPO, are capitalized. As of March 30, 2019 and December 31, 2018, $3.4 million and $3.2 million of offering costs, respectively, have been capitalized and recorded in prepaid expenses and other current assets in the accompanying condensed balance sheets.
Stock Warrant Liability
The Company accounts for freestanding warrants to purchase shares of its convertible preferred stock or common stock as a liability, as the underlying shares of convertible preferred stock and common stock are contingently redeemable and, therefore, may obligate the Company to transfer assets at some point in the future. The warrants were recorded at fair value upon issuance and are subject to re-measurement at each balance sheet date. Any change in fair value is recognized in the condensed statements of operations in other expense.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

As of March 30, 2019, the Company had outstanding warrants to purchase an aggregate of 60,002 shares of its common stock at an exercise price of $3.00 per share, 121,694 shares of its Series B convertible preferred stock at an exercise price of $1.07 per share and 39,073 shares of its Series E convertible preferred stock at an exercise price of $3.68 per share. On May 6, 2019, upon the closing of the IPO, the warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for a total of 160,767 shares of common stock at the same respective exercise price per share. Subsequent to the closing of the IPO, all outstanding warrants to purchase shares of common stock were exercised.
Fair Value of Financial Instruments
The fair value measurement accounting guidance creates a fair value hierarchy to prioritize the inputs used to measure fair value into three categories. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement, where Level 1 is the highest and Level 3 is the lowest.
The three levels are defined as follows:

•
Level 1—Unadjusted quoted prices in active markets accessible by the reporting entity for identical assets or liabilities. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•
Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which significant value drivers are observable.

•	Level 3—Valuations derived from valuation techniques in which significant value drivers are unobservable.
The Company’s financial instruments include cash equivalents, accounts receivable, accounts payable, and accrued expenses, for which the carrying amounts approximate fair value due to the short-term maturity of these financial instruments. Based on the borrowing rates currently available to the Company for debt with similar terms, the carrying value of the line of credit, term debt with its bank, and equipment loan approximate fair value as well.
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis based on the fair value hierarchy (in thousands):

	March 30, 2019
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Preferred stock warrant liability	$—	$—	$1,998	$1,998
Common stock warrant liability	—	—	679	679
Total	$—	$—	$2,677	$2,677

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Preferred stock warrant liability	$—	$—	$1,441	$1,441
Common stock warrant liability	—	—	477	477
Total	$—	$—	$1,918	$1,918

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 in the three months ended March 30, 2019 or March 31, 2018. The key assumptions used in the Black-Scholes option-pricing model for the valuation of the preferred stock warrant liability and common stock warrant liability upon re-measurement were as follows:

	For the Three Months Ended
	March 30, 2019	March 31, 2018
Expected term (in years)	2.0	3.0
Fair value of underlying shares	$19.49	$3.00
Volatility	55.0%	55.0%
Risk-free interest rate	2.27%	1.98%
Dividend yield	—	—
Generally, increases or decreases in the fair value of the underlying convertible preferred stock and common stock would result in a directionally similar impact in the fair value measurement of the associated warrant liability.
The following table sets forth a summary of the changes in the fair value of the preferred and common stock warrant liabilities:

	For the Three Months Ended
(in thousands)	March 30, 2019	March 31, 2018
Beginning balance	$1,918	$550
Change in fair value of warrant liability	759	129
Ending balance	$2,677	$679
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which, along with subsequent ASUs, amends the existing accounting standards for revenue recognition (“Topic 606”). This guidance is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to receive when products are transferred to customers. ASU 2014-09 was effective for the Company beginning January 1, 2019. The majority of the Company’s contracts with customers generally consist of a single performance obligation to transfer promised goods. Based on the Company’s evaluation process and review of its contracts with customers, the timing and amount of revenue recognized based on ASU 2014-09 is consistent with the Company’s revenue recognition policy under previous guidance. The Company has therefore concluded that the adoption of ASU 2014-09 did not have a material impact on its financial position, results of operations, or cash flows.
Revenue is recognized at the point in which the performance obligation under the terms of a contract with the customer have been satisfied and control has transferred. The Company’s performance obligation is typically defined as the accepted purchase order, or the contract, with the customer which requires the Company to deliver the requested products at agreed upon prices at the time and location of the customer’s choice. The Company does not offer warranties or a right to return on the products it sells except in the instance of a product recall.
Revenue is measured as the amount of consideration the Company expects to receive in exchange for fulfilling the performance obligation. Sales and other taxes the Company collects concurrent with the sale of products are excluded from revenue. The Company's normal payment terms vary by the type and location of its customers and the products offered. The time between invoicing and when payment is due

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

is not significant. None of the Company's contracts as of March 30, 2019 contain a significant financing component.
The Company routinely offers sales discounts and promotions through various programs to its customers and consumers. These programs include rebates, temporary on shelf price reductions, off invoice discounts, retailer advertisements, and other trade activities. Provision for discounts and incentives are recorded in the same period in which the related revenues are recognized. At the end of each accounting period, the Company recognizes a liability for estimated sales discounts that have been incurred but not paid which totaled $0.9 million and $0.8 million as of March 30, 2019 and December 31, 2018, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.
The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. The incremental cost to obtain contracts was not material.
The Company’s net revenues by platform and channel are included in the tables below:

	For the Three Months Ended
(in thousands)	March 30, 2019	March 31, 2018
Net revenues:
Fresh Platform	$38,806	$9,596
Frozen Platform	4,512	4,748
Less: Discounts	(3,112)	(1,568)
Net revenues	$40,206	$12,776

	For the Three Months Ended
(in thousands)	March 30, 2019	March 31, 2018
Net revenues:
Retail	$19,579	$9,288
Restaurant and Foodservice	20,627	3,488
Net revenues	$40,206	$12,776
Two distributors each accounted for approximately 21% of the Company’s gross revenues in the three months ended March 30, 2019; and three distributors accounted for approximately 34%, 14% and 11%, respectively, of the Company’s gross revenues in the three months ended March 31, 2018, which were primarily related to sales in the United States and Canada. Approximately 14% of the Company’s net revenues in the three months ended March 30, 2019 was from international sales excluding sales in Canada. International sales in the three months ended March 31, 2018 were immaterial.
Shipping and Handling Costs
Outbound shipping and handling costs included in selling, general and administrative (“SG&A”) expenses in the three months ended March 30, 2019 and March 31, 2018 were $1.3 million and $1.1 million, respectively.
Related-Party Transactions
Seth Goldman
The Company entered into a consulting agreement with Seth Goldman, the Company’s Executive Chair, on March 2, 2016, which was amended and restated on November 15, 2018 and further amended

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

on April 8, 2019. Pursuant to the consulting agreement, the Company will pay Mr. Goldman $20,210.33 per month for services rendered under the consulting agreement and, on the date of each annual meeting of the Company’s stockholders after which Mr. Goldman’s non-employee service on the board of directors will continue, the Company has agreed to grant Mr. Goldman a restricted stock unit award under the 2018 Equity Incentive Plan (the “Plan”), having a grant date fair value of $105,000. Each restricted stock unit grant will vest based on continued service in equal monthly installments over the 12-month period following the grant date, provided it will vest in full immediately prior to, and contingent upon, a change in control of the company.
The consulting agreement may be terminated by either party at any time upon 120 business days’ written notice. In the event of a default in the performance of the consulting agreement or material breach of any obligations under the consulting agreement, the non-breaching party may terminate the consulting agreement immediately if the breaching party fails to cure the breach within 30 business days after having received written notice by the non-breaching party of the default or breach.
Bernhard van Lengerich
The Company first entered into an advisor agreement with Food System Strategies, LLC in October 2015. Bernhard van Lengerich. Ph.D., a member of the Company’s Board of Directors, is the Chief Executive Officer of Food System Strategies, LLC. Pursuant to this advisor agreement, the Company paid Food System Strategies, LLC $4,000 for each day Dr. van Lengerich provided services, provided the Company paid Food System Strategies, LLC for at least two days of services per month. In February 2016, the Company entered into a new advisor agreement with Food System Strategies, LLC, which superseded the original agreement and provided for a $25,000 monthly retainer and a non-qualified stock option covering 798,848 shares, which vested in equal monthly installments over three years in consideration of Dr. van Lengerich providing services as the Company’s interim Chief Technical Officer and head of research and development, and the increased time commitment associated with these roles. In December 2016, the advisor agreement was amended to provide for a $10,000 monthly retainer to reflect the fact that Dr. van Lengerich would only be providing advisory services five to six days a month going forward. The advisor agreement may be terminated at any time upon written notice to the other party.
Donald Thompson
In the three months ended March 31, 2018, the Company incurred consulting costs payable to a company associated with Donald Thompson, a member of the Company’s Board of Directors, in the amount of $47,162. The Company did not incur any such consulting costs in the three months ended March 30, 2019.
Recently Adopted Accounting Pronouncements
In June 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). Under ASU 2018-07, the measurement of equity-classified nonemployee awards will be fixed at the grant date, and nonpublic entities are allowed to account for nonemployee awards using certain practical expedients that are already available for employee awards. The amendments in ASU 2018-07 are effective for nonpublic business entities for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than the Company’s adoption date of Topic 606. The Company early adopted ASU 2018-07 beginning January 1, 2019 along with its adoption of ASU 2014-09. Pursuant to ASU 2018-07, the measurement of equity classified nonemployee awards will be fixed at the grant date, as compared to the previous requirement to remeasure the awards through the performance completion date.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

New Accounting Pronouncements
As an “emerging growth company,” the Jumpstart Our Business Startups Act, or the JOBS Act, allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which makes amendments to the guidance in GAAP on the classification and measurement of financial instruments. ASU 2016-01 significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. For all entities other than public entities, ASU 2016-01 is effective for fiscal years beginning after December 15, 2018, including interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company expects to adopt and implement ASU 2016-01 for the year ending December 31, 2019 and for interim periods beginning January 1, 2020. The Company does not expect that adoption of ASU 2016-01 will have a material impact on the Company’s financial position, results of operations, or cash flows.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires lessees to generally recognize most operating leases on the balance sheets but record expenses on the income statements in a manner similar to current accounting. ASU 2016-02 along with subsequent ASU’s on Topic 842 is effective for nonpublic companies for the annual reporting period beginning after December 15, 2019, and, therefore, effective for the Company beginning January 1, 2020. Early application is permitted. The Company is currently evaluating the impact ASU 2016-02 will have on its financial statements and currently expects that most operating lease commitments will be subject to ASU 2016-02 and will be recognized as operating lease liabilities and right-of-use assets upon adoption. While the Company has not yet quantified the impact, adjustments resulting from the adoption of ASU 2016-02 will materially increase total assets and total liabilities relative to such amounts reported prior to adoption.
Note 3. Restructuring
In May 2017, management approved a plan to terminate the Company’s exclusive supply agreement (the “Agreement”) with one of its co-manufacturers, due to non-performance under the Agreement and on May 23, 2017, the Company notified the co-manufacturer of its decision to terminate the Agreement. In the three months ended March 30, 2019 and March 31, 2018, the Company recorded $0.4 million and $0.3 million, respectively, in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. See Note 9 for further information. As of March 30, 2019 and December 31, 2018, there were no accrued unpaid liabilities associated with this contract termination.
Note 4. Inventories
Major classes of inventory were as follows:

	March 31,	December 31,
(in thousands)	2019	2018
Raw materials and packaging	$16,385	$13,756
Work in process	6,198	2,517
Finished goods	11,698	13,984
Total	$34,281	$30,257

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

Note 5. Property, Plant and Equipment
Property, plant, and equipment are stated at cost and capital lease assets are included. A summary of property, plant, and equipment as of March 30, 2019 and December 31, 2018, is as follows:

(in thousands)	March 30, 2019	December 31, 2018
Manufacturing equipment	$28,866	$25,314
Research and development equipment	7,111	6,088
Leasehold improvements	7,166	7,080
Capital leases	883	882
Software	125	60
Furniture and fixtures	203	195
Vehicles	210	210
Assets not yet placed in service	1,877	3,374
Total property, plant and equipment	$46,441	$43,203
Less: accumulated depreciation and amortization	14,580	12,676
Property, plant and equipment, net	$31,861	$30,527
Depreciation and amortization expense for the three months ended March 30, 2019 and March 31, 2018, was $1.9 million and $0.7 million, respectively. Of the total depreciation and amortization expense in the three months ended March 30, 2019 and March 31, 2018, $1.4 million and $0.6 million, respectively, were recorded in cost of goods sold and $0.5 million and $0.1 million, respectively, were recorded in research and development expenses in the Company’s condensed statements of operations.
The Company has $1.9 million and $1.0 million in property, plant and equipment concluded to meet the criteria for assets held for sale and are included in prepaid expenses and other current assets on the condensed balance sheets as of March 30, 2019 and December 31, 2018, respectively. The Company expects to sell such assets in 2019 for amounts that approximate book value.
Note 6. Debt
The Company’s debt balances are detailed below:

(in thousands)	March 30, 2019	December 31, 2018
2018 Revolving Credit Facility (defined below)	$6,000	$6,000
2018 Term Loan Facility (defined below)	20,000	20,000
Equipment financing loan	5,000	5,000
Debt issuance costs	(553)	(612)
Total debt outstanding	$30,447	$30,388
Less: current portion of long-term debt	—	—
Long-term debt	$30,447	$30,388
The Company records debt issuance costs as a reduction of carrying value of the debt in the accompanying condensed balance sheets. Debt issuance costs, net of amortization, totaled $0.6 million as of March 30, 2019 and December 31, 2018. Debt issuance costs are amortized as interest expense over the term of the loan for which amortization of $58,000 and $9,000 was recorded during the three months ended March 30, 2019 and March 31, 2018, respectively.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

Amended and Restated Loan and Security Agreement
In June 2018, the Company refinanced its then existing revolving credit facility and term loan facility under a loan and security agreement with Silicon Valley Bank (“SVB”) (the “Amended LSA”). The Amended LSA includes a $6.0 million revolving credit facility (the “2018 Revolving Credit Facility”) and a term loan facility (the “2018 Term Loan Facility”) comprised of (i) a $10.0 million term loan advance at closing, (ii) a conditional $5.0 million term loan advance, if no event of default has occurred and is continuing through the borrowing date, and (iii) an additional conditional term loan advance of $5.0 million if no event of default has occurred and is continuing based upon a minimum level of gross profit for the trailing 12-month period. The 2018 Term Loan Facility has a floating interest rate that is equal to 4.0% above the prime rate, with interest payable monthly and principal amortizing commencing on January 1, 2020, and will mature in June 2022. Borrowings under the 2018 Revolving Credit Facility carry a variable annual interest rate of prime rate plus 0.75% to 1.25% with an additional 5% on the outstanding balances in the event of a default. The 2018 Revolving Credit Facility matures in June 2020.
The 2018 Term Loan Facility and the 2018 Revolving Credit Facility (the “SVB Credit Facilities,”) contain customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB Credit Facilities are secured by a blanket lien on all of the Company’s personal property assets. The SVB Credit Facilities also contain customary affirmative covenants, including delivery of audited financial statements. The Company was in compliance with the covenants in the SVB Credit Facilities as of March 30, 2019.
As of March 30, 2019 and December 31, 2018, the Company had $6.0 million and $20.0 million in borrowings on the 2018 Revolving Credit Facility and 2018 Term Loan Facility, respectively, and had no availability to borrow under either of these loan facilities. In the three months ended March 30, 2019 and March 30, 2018, the Company incurred $0.6 million and $18,000 in interest expense related to the SVB credit facilities. The interest rates on the 2018 Revolving Credit Facility and the 2018 Term Loan Facility at March 30, 2019 were 6.25% and 9.50%, respectively.
Equipment Loan Facility
The Company had $5.0 million in borrowings outstanding as of March 30, 2019 and December 31, 2018 under the equipment loan facility. The interest rate on the equipment loan facility at March 30, 2019 and December 31, 2018 was 11.75% and 11.5%, respectively. For the three months ended March 30, 2019 and March 31, 2018, the Company recorded $0.1 million and $0, respectively, in interest expense related to the equipment loan facility.
Warrant Liabilities
In connection with its financing arrangements, the Company has issued warrants to purchase shares of its convertible preferred stock. For one of the financing arrangements, the Company issued warrants to purchase 121,694 shares of Series B convertible preferred stock at an exercise price of $1.07 per share. For a separate financing arrangement, the Company issued warrants to purchase 39,073 shares of Series E convertible preferred stock at an exercise price of $3.68 per share. In connection with the Company’s refinancing of its credit facilities with SVB, the Company issued to SVB and its affiliates warrants to purchase an aggregate of 60,002 shares of its common stock at an exercise price of $3.00 per share. The warrants remained outstanding as of March 30, 2019 and December 31, 2018. On May 6, 2019, upon the closing of the IPO, the warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for a total of 160,767 shares of common stock at the same respective exercise price per share. Subsequent to the closing of the IPO, all outstanding warrants to purchase shares of common stock were exercised. See Note 2 for further information on the warrant liabilities.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

Note 7. Stockholders’ Deficit and Convertible Preferred Stock
As of March 30, 2019, the Company’s shares consisted of 60,000,000 authorized shares of common stock, par value $0.0001 per share, of which 7,120,933 shares were issued and outstanding, and 43,882,867 authorized shares of preferred stock, par value $0.0001 per share, of which 3,333,500 shares of Series A Preferred Stock, 4,680,565 shares of Series B Preferred Stock, 8,076,636 shares of Series C Preferred Stock, 8,713,201 shares of Series D Preferred Stock, 4,701,449 shares of Series E Preferred Stock, 4,866,758 shares of Series F Preferred Stock, 5,114,786 shares of Series G Preferred Stock and 2,075,216 shares of Series H Preferred Stock were issued and outstanding.
Upon the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 41,562,111 shares of common stock on a one-for-one basis. On May 6, 2019, the Company filed an Amended and Restated Certificate of Incorporation authorizing the Company to issue 500,000,000 shares of common stock, $0.0001 par value per share, and 500,000 shares of undesignated preferred stock, $0.0001 par value per share with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares.
As of December 31, 2018, the Company’s shares consisted of 58,669,600 authorized shares of common stock, par value $0.0001 per share, of which 6,951,350 shares were issued and outstanding, and 43,882,867 authorized shares of preferred stock, par value $0.0001 per share, of which 3,333,500 shares of Series A Preferred Stock, 4,680,565 shares of Series B Preferred Stock, 8,076,636 shares of Series C Preferred Stock, 8,713,201 shares of Series D Preferred Stock, 4,701,449 shares of Series E Preferred Stock, 4,866,758 shares of Series F Preferred Stock, 5,114,786 shares of Series G Preferred Stock and 2,075,216 shares of Series H Preferred Stock were issued and outstanding.
The Company has not declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of its capital stock.

Note 8. Share-Based Compensation
On April 11, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”), and most recently amended the 2011 Plan on April 10, 2019. The 2011 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock and restricted stock unit awards to eligible participants. Eligible participants are employees, directors and consultants. As of March 30, 2019, there were 9,462,455 shares of common stock authorized for issuance under the 2011 Plan.
The 2011 Plan was amended, restated and re-named the 2018 Equity Incentive Plan (“2018 Plan”), which became effective as of April 30, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The 2018 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to the Company’s employees, directors, and consultants. The maximum aggregate number of shares that may be issued under the 2018 Plan is 14,482,356 shares of the Company’s common stock. In addition, the number of shares reserved for issuance under the 2018 Plan will be increased automatically on the first day of each fiscal year beginning with the 2020 fiscal year, by a number equal to the least of: (i) 2,144,521 shares; (ii) 4.0% of the shares of common stock outstanding on the last day of the prior fiscal year; or (iii) such number of shares determined by the Company’s Board of Directors.
The 2018 Plan may be amended, suspended or terminated by the Company’s Board of Directors at any time, provided such action does not impair the existing rights of any participant, subject to stockholder approval of any amendment to the 2018 Plan as required by applicable law or listing

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

requirements. Unless sooner terminated by the Company’s Board of Directors, the 2018 Plan will automatically terminate on November 14, 2028.
As of March 30, 2019 and December 31, 2018, there were 4,900,328 and 5,120,293 shares, respectively, issuable under stock options outstanding, 4,504,914 and 4,335,331 shares, respectively, issued for stock option exercises and restricted stock grants, and 57,213 and 6,859 shares, respectively, available for grant under the 2011 Plan.
As of March 30, 2019, there were 4,577,114 shares of common stock reserved for future grant or issuance under the 2018 Plan, from which (i) options to purchase 264,033 shares of common stock were granted on April 3, 2019, having an exercise price of $20.02 per share, (ii) options to purchase (A) 1,000,000 shares of common stock were granted on April 18, 2019, (B) 51,999 shares of common stock were granted on April 29, 2019, and (C) 50,000 shares of common stock were granted on May 1, 2019, in each case to be effective upon and subject to the effectiveness of the registration statement relating to the Company’s IPO and having an exercise price equal to the IPO price of $25.00 per share, and (iii) awards covering 99,433 shares of restricted stock were granted on April 18, 2019 at a purchase price of $0.01 per share and which will be issued upon payment of the purchase price.
Stock Options
No stock option grants were awarded in the three months ended March 30, 2019.
The following table summarizes the Company’s stock option activity during the three months ended March 30, 2019:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2018	5,120,293	$3.13	7.3	$81,371
Granted	—	$—	—	$—
Exercised	(169,583)	$2.16	—	$2,859
Cancelled/Forfeited	(50,382)	$4.34	—	$—
Outstanding at March 30, 2019	4,900,328	$3.15	7.0	$80,076
Vested and exercisable at March 30, 2019	2,981,633	$1.11	5.9	$54,793
Vested and expected to vest at March 30, 2019	3,967,483	$2.16	5.9	$68,759
__________
(1) Aggregate intrinsic value is calculated as the difference between the value of common stock on the transaction date and the exercise price multiplied by the number of shares issuable under the stock option.
During the three months ended March 30, 2019 and March 31, 2018, the Company recorded in aggregate $0.6 million and $0.2 million, respectively, of share-based compensation expense related to options issued to employees and nonemployees. The share-based compensation is included in cost of goods sold and SG&A expenses in the Company’s condensed statements of operations.
As of March 30, 2019 and December 31, 2018, there was $2.3 million and $2.4 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over 2.7 years and 2.9 years, respectively.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

Restricted Stock to Nonemployees
In October 2018, the Company’s Board of Directors approved the issuance of 135,791 shares of restricted stock with a fair value of $17.03 per share and a purchase price of $0.02 per share to nonemployees serving as the Company’s brand ambassadors. The Company has the right to repurchase the unvested shares upon a voluntary or involuntary termination of a brand ambassador’s service; however, as shares vest monthly over 12 to 24 months, they are being released from the repurchase option (and all such shares will be released from the repurchase option by November 1, 2020).
The following table summarizes the Company’s restricted stock activity during the three months ended March 30, 2019:

	Number of Shares of Restricted Stock	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2018	100,127	1.6	$17.03
Granted	—	—	$—
Vested/Released	(12,946)	—	$—
Cancelled/Forfeited	—	—	$—
Outstanding at March 30, 2019	87,181	1.4	$17.03
During the three months ended March 30, 2019, the Company recorded in aggregate $0.3 million in share-based compensation expense related to restricted stock issued to nonemployee brand ambassadors, which is included in SG&A expenses in the Company’s condensed statements of operations.
As of March 30, 2019, there was $1.4 million in unrecognized compensation expense related to nonvested restricted stock, which is expected to be recognized over 1.4 years.
In April 2019, the Company’s Board of Directors approved the issuance of 99,433 shares of restricted stock with a fair value of $20.02 per share and a purchase price of $0.02 per share to nonemployees serving as the Company’s brand ambassadors. The Company has the right to repurchase the unvested shares upon a voluntary or involuntary termination of a brand ambassador’s service; however, as shares vest monthly over 24 months, they are being released from the repurchase option (and all such shares will be released from the repurchase option by May 18, 2021).
Employee stock purchase plan
On November 15, 2018, the Company’s Board of Directors adopted its 2018 Employee Stock Purchase Plan (“2018 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on April 30, 2019, the day immediately prior to the effectiveness of the registration statement filed in connection with the IPO. The 2018 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code (the “Code”) for U.S. employees. In addition, the 2018 ESPP authorizes grants of purchase rights that do not comply with Section 423 of the Code under a separate non-423 component for non-U.S. employees and certain non-U.S. service providers. The Company has reserved 804,195 shares of common stock for issuance under the 2018 ESPP. In addition, the number of shares reserved for issuance under the 2018 ESPP will be increased automatically on the first day of each fiscal year for a period of up to ten years, starting with the 2020 fiscal year, by a number equal to the least of: (i) 536,130 shares; (ii) 1% of the shares of common stock outstanding on the last day of the prior fiscal year; or (iii) such lesser number of shares determined by the Company’s Board of Directors. The 2018 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

common stock on specified dates during such offerings. The administrator has not yet approved an offering under the 2018 ESPP.
Note 9. Commitments and Contingencies
Leases
Effective March 1, 2019, the Company entered into a lease for its principal executive offices in El Segundo, California, for an initial term of 5 years. The aggregate lease amount for the five-year term is $2.7 million. The future minimum lease payments required under noncancelable lease obligations related to this lease are $2.6 million due through 2023 (approximately $0.5 million annually) and $0.1 million thereafter.
Purchase Commitments
As of March 30, 2019, the Company had committed to purchase pea protein inventory totaling $46.1 million.
Litigation
On May 25, 2017, a former co-manufacturer of the Company filed a complaint against the Company in the Superior Court of the State of California for the County of Los Angeles asserting claims for (1) breach of contract, (2) misappropriation of trade secrets, (3) unfair competition under California Business & Professions Code Section 17200 Et. Seq., (4) money owed and due, (5) declaratory relief, and (6) injunctive relief, each arising out of the Company’s decision to terminate an exclusive agreement dated December 2, 2014 between the Company and the former co-manufacturer, pursuant to its terms (see Note 3). The Company denies these claims, filed counter-claims on July 27, 2017, alleging (1) breach of contract, (2) unfair competition under California Business & Professions Code Section 17200 Et. Seq., and (3) conversion, and is in the process of litigating this matter.
In October 2018, the former co-manufacturer filed an amended complaint that added one of the Company’s current contract manufacturers as a defendant, principally for claims arising from the current contract manufacturer’s alleged use of the former co-manufacturer’s alleged trade secrets, and for replacing the former co-manufacturer as one of the Company’s current co-manufacturers. The current co-manufacturer filed an answer denying all of the former co-manufacturer’s claims, and a cross-complaint against Beyond Meat asserting claims of total and partial equitable indemnity, contribution, and repayment. On March 11, 2019, the former co-manufacturer filed a second amended complaint to add claims of fraud and negligent misrepresentation against the Company. On May 30, 2019, the judge denied the Company’s motion to dismiss the fraud and negligent misrepresentation claims, allowing the claims to proceed. A trial date has been set for May 18, 2020. At this time the Company cannot reasonably estimate the potential liability associated with this litigation, but believes the final resolution of this litigation will not have a material adverse effect on its financial position, results of operations, or cash flows.
The Company is involved in various legal proceedings, claims, and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its financial statements.

Note 10. Income Taxes
For the three months ended March 30, 2019 and March 31, 2018 the Company recorded no income tax expense in its condensed statements of operations.
The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

than not that its net deferred tax assets will not be realized in the U.S. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against substantially all deferred tax assets. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to     its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.
As of March 30, 2019, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with respect to net operating loss and credit carryforwards.

Note 11. Net Loss Per Share Attributable to Common Stockholders
The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considers all series of convertible preferred stock issued and outstanding prior to the IPO to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of convertible preferred stock issued and outstanding prior to the IPO do not have a contractual obligation to share in losses.
The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, common stock warrants and securities such as convertible preferred stock and convertible preferred stock warrants that were issued and outstanding before the Company’s IPO, are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive. Basic and diluted net loss per common share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been antidilutive.

(in thousands, except share and per share amounts)	Three Months Ended
	March 30, 2019	March 31, 2018
Numerator:
Net loss attributable to common stockholders	$(6,649)	$(5,696)
Denominator:
Weighted average common shares outstanding—basic	6,974,301	5,793,801
Dilutive effect of stock equivalents resulting from stock options, common stock warrants, preferred stock warrants and convertible preferred stock (as converted)	—	—
Weighted average common shares outstanding—diluted	6,974,301	5,793,801
Net loss per common share—basic and diluted	$(0.95)	$(0.98)

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	March 30, 2019	March 31, 2018
Convertible preferred stock (as converted)	41,562,111	39,474,156
Preferred stock warrants (as converted to common stock warrants and subsequently exercised)	160,767	160,767
Common stock warrants (as exercised)	60,002	—
Total	41,782,880	39,634,923

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. “Risk Factors” and “ Note Regarding Forward-Looking Statements” included elsewhere in this report. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the related notes and other financial information included elsewhere in this quarterly report and our audited financial statements and notes thereto included in our final prospectus dated May 1, 2019 (the “Prospectus”) that forms a part of our Registration Statement on Form S-1 (File No. 333-228453), as filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), on May 3, 2019.

Overview
Beyond Meat is one of the fastest growing food companies in the United States, offering a portfolio of revolutionary plant-based meats. We build meat directly from plants, an innovation that enables consumers to experience the taste, texture and other sensory attributes of popular animal-based meat products while enjoying the nutritional and environmental benefits of eating our plant-based meat products. Our brand commitment, “Eat What You Love,” represents a strong belief that by eating our plant-based meats, consumers can enjoy more, not less, of their favorite meals, and by doing so help address concerns related to human health, climate change, resource conservation, and animal welfare. The success of our breakthrough innovation model and products has allowed us to appeal to a broad range of consumers, including those who typically eat animal-based meats, positioning us to compete directly in the $1.4 trillion global meat industry.
We sell a range of plant-based products across the three main meat platforms of beef, pork and poultry. They are offered in ready-to-cook formats (primarily merchandised in the meat case), which we refer to as our “fresh” platform, and ready-to-heat formats (merchandised in the freezer), which we refer to as our “frozen” platform.
On May 6, 2019, we completed our initial public offering (“IPO”) of common stock, in which we sold 11,068,750 shares, including 1,443,750 shares pursuant to the underwriters’ over-allotment option. The shares began trading on the Nasdaq Global Select Market on May 2, 2019. The shares were sold at an IPO price of $25.00 per share for net proceeds of approximately $252.5 million, after deducting underwriting discounts and commissions of $19.4 million and estimated offering expenses of approximately $4.8 million payable by us. Upon the closing of the IPO, all outstanding shares of our convertible preferred stock automatically converted into 41,562,111 shares of common stock on a one-for-one basis, and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for 160,767 shares of common stock.
We operate on a fiscal calendar year, and each interim quarter is comprised of one 5-week period and two 4-week periods, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth fiscal quarters may have more or fewer days included than a traditional 91-day fiscal quarter.

Components of Our Results of Operations and Trends and Other Factors Affecting Our Business
Net Revenues
We generate net revenues primarily from sales of our products, including The Beyond Burger, Beyond Sausage and other plant-based meat products to our customers, which include mainstream grocery, mass merchandiser and natural retailers, as well as restaurants and other foodservice outlets mainly in the United States.

We have experienced substantial growth in net revenues in the past three years. The following factors and trends in our business have driven net revenue growth over this period and are expected to be key drivers of our net revenue growth for the foreseeable future:

•
increased penetration across our retail channel, including mainstream grocery, mass merchandiser and natural retailer customers, and our restaurant and foodservice channel, including restaurants, foodservice outlets and schools;

•
increased velocity of our fresh product sales across our channels, by which we mean that the volume of our products sold per outlet has generally increased period-over-period due to greater adoption of and demand for our products;

•	our continued innovation, including enhancing existing products and introducing new products that appeal to a broad range of consumers, including those who typically eat animal-based meat;

•	impact of marketing efforts as we continue to build our brand and drive consumer adoption of our products; and

•	overall market trends, including growing consumer demand for nutritious, convenient and high protein plant-based foods.
In addition to the factors and trends above, we expect the following to positively impact net revenues going forward:

•
increased production levels as we scale production to meet demand for our products across our distribution channels both domestically and internationally, including Australia, Europe, Hong Kong, Israel, South Africa, South Korea and parts of the Middle East; and

•	increased desire by restaurant and foodservice establishments to add plant-based products to their menus and to highlight these offerings.
Net revenues from sales in our retail channel increased by 110.8% in the three months ended March 30, 2019 to $19.6 million from $9.3 million in the three months ended March 31, 2018. Net revenues from sales in our restaurant and foodservice channel increased by 491.4% in the three months ended March 30, 2019 to $20.6 million from $3.5 million in the three months ended March 31, 2018. We expect further growth in both channels as we increase our production capacity in response to demand.
We distribute our products internationally, using distributors in Australia, Chile, the European Union, Hong Kong, Ireland, Israel, the Middle East, New Zealand, South Korea, Taiwan and the United Kingdom. Our international net revenues in the three months ended March 30, 2019 and March 31, 2018 were approximately 14% and 1%, respectively, of our net revenues. All of our long-lived assets are in the United States and we have no long-lived assets in any international locations. Net revenues from sales to the Canadian market are included with net revenues from sales to the United States market.
Over the next few years, the main driver of growth in our net revenues is expected to be sales of our fresh products, primarily The Beyond Burger, in both our retail channel and our restaurant and foodservice channel predominantly in the United States, as well as internationally. We also expect net revenues and gross margin to benefit from increased sales of our fresh products due to the higher net selling price per pound of our fresh platform products compared to our frozen platform products.
As we seek to continue to rapidly grow our net revenues, we face several challenges. In 2017, continuing into 2018, demand for our products exceeded our expectations and production capacity, significantly constraining our net revenue growth relative to our total demand opportunity. While we have significantly expanded our production capacity to address production shortfall, we may experience a lag in production relative to customer demand if our growth rate exceeds our expectations.

We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. We anticipate that these promotional activities could impact our net revenues and that changes in such activities could impact period-over-period results.
In addition, because we do not have any purchase commitments from our distributors or customers, the amount of net revenues we recognize will vary from period to period depending on the volume and mix of our products sold, particularly between products in our fresh and frozen platforms, and the channels through which our products are sold, causing variability in our results.
Gross Profit
Gross profit consists of our net revenues less cost of goods sold. Our cost of goods sold primarily consists of the cost of raw materials and ingredients for our products, direct labor and certain supply costs, co-manufacturing fees, in-bound and internal shipping and handling costs incurred in manufacturing our products, plant and equipment overhead, depreciation and amortization expense, as well as the cost of packaging our products. In order to keep pace with demand, we had to very quickly scale production and we have not always been able to meet all demand for our products. As a result, we have had to quickly expand our sources of supply for our core protein inputs such as pea protein. Our growth has also significantly increased facility and warehouse utilization rates. We intend to continue to increase our production capabilities at our two in-house manufacturing facilities in Columbia, Missouri. As a result, we expect our cost of goods sold to increase in absolute dollars to support our growth. However, we expect such expenses to decrease as a percentage of net revenues over time as we continue to scale our business.
Gross margin improved by 10.7 points to 26.8% in the three months ended March 30, 2019 from 16.1% in the three months ended March 31, 2018. Gross margin benefited from an increase in the amount of product sold, improved production efficiencies and from a greater proportion of revenues from products in our fresh platform which have a higher net selling price per pound. As we continue to expand production and are able to increase manufacturing efficiency and leverage the cost of our fixed production and staff costs, we expect to substantially increase our gross margin. We also expect to continue to increase gross margin through ingredient cost savings achieved through scale of purchasing and through expanding our co-manufacturing network and negotiating lower tolling fees.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, and share-based compensation. Our research and development efforts are focused on enhancements to our product formulations and production processes in addition to the development of new products. We expect to continue to invest substantial amounts in research and development, as most recently evidenced in the build-out of our state-of-the-art Manhattan Beach Project Innovation Center. Research and development and innovation are core elements of our business strategy, as we believe they represent a critical competitive advantage for us. We believe that we need to continue to rapidly innovate in order to be able to continue to capture a larger market share of consumers who typically eat animal-based meats. We expect these expenses to increase somewhat in absolute dollars, but to decrease as a percentage of net revenues as we continue to scale production.
SG&A Expenses
SG&A expenses consist primarily of marketing, selling and administrative expenses, including personnel and related expenses, share-based compensation, outbound shipping and handling costs, non-manufacturing rent expense, depreciation and amortization expense on non-manufacturing assets and other miscellaneous operating items. Marketing and selling expenses include advertising costs, costs associated with consumer promotions, product samples and sales aids incurred to acquire new customers, retain existing customers and build our brand awareness. Administrative expenses include the expenses related to management, accounting, IT, and other office functions. We expect SG&A expenses to increase in absolute dollars as we increase our domestic and international expansion efforts to meet our product demand and incur costs related to our status as a public company.
Our selling and marketing expense is expected to increase, both through a greater focus on marketing and through additions to our sales organizations. We expect to significantly expand our marketing efforts to achieve greater brand awareness, attract new customers and increase market penetration. We have historically had a very small sales force, with only nine full-time sales employees as of December 31, 2017 growing to 22 full-time sales employees as of March 30, 2019. As we continue to grow, we expect to expand our sales force to address additional opportunities, which could substantially increase our selling expense. Our administrative expenses are expected to increase as a public company with increased personnel cost in accounting, IT and compliance-related expenses.
Restructuring Expenses
In May 2017, management approved a plan to terminate an exclusive supply agreement with one of our co-manufacturers. See “—Results of Operations—Three Months Ended March 30, 2019 Compared to Three Months ended March 31, 2018—Restructuring Expenses” for a discussion of these expenses.
Other, Net
Other, net includes expense primarily associated with the remeasurement of our preferred stock warrant liability and common stock warrant liability prior to the IPO. On May 6, 2019, upon completion of the IPO, the warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for common stock. Subsequent to the closing of the IPO, all outstanding warrants to purchase shares of common stock were exercised by surrendering shares of common stock towards the exercise price.
Loss from Operations
Loss from operations in the first quarter of 2019 was $5.3 million compared to a loss of $5.6 million in the first quarter of the prior year. This improvement was driven entirely by the year-over-year increase in gross profit, partially offset by higher operating expenses as the Company continues to invest in its internal research and development and marketing capabilities and incur higher absolute costs to support its expanded manufacturing and supply chain operations.
Net Loss
Net loss was $6.6 million in the first quarter of 2019 compared to a net loss of $5.7 million in the prior-year period. The expanded net loss was primarily the result of higher operating expenses, higher interest expense as well as an increase in other non-operating expenses, a majority of which were related to mark-to-market adjustments on outstanding warrants, partially offset by the increase in gross profit.

Results of Operations
The following table sets forth selected items in our condensed statements of operations for the periods presented:

	Three Months Ended
(in thousands)	March 30, 2019	March 31, 2018
Net revenues	$40,206	$12,776
Cost of goods sold	29,435	10,719
Gross profit	10,771	2,057
Research and development expenses	4,498	1,605
Selling, general and administrative expenses	11,177	5,737
Restructuring expenses	394	294
Total operating expenses	16,069	7,636
Loss from operations	$(5,298)	$(5,579)
The following table presents selected items in our condensed statements of operations as a percentage of net revenues for the respective periods presented:

	Three Months Ended
	March 30, 2019	March 31, 2018
Net revenues	100.0%	100.0%
Cost of goods sold	73.2	83.9
Gross profit	26.8	16.1
Research and development expenses	11.2	12.6
Selling, general and administrative expenses	27.8	44.9
Restructuring expenses	1.0	2.3
Total operating expenses	40.0	59.8
Loss from operations	(13.2)%	(43.7)%

Three Months Ended March 30, 2019 Compared to Three Months Ended March 31, 2018
Net Revenues

	Three Months Ended		Change
(in thousands)	March 30, 2019	March 31, 2018	Amount	Percentage
Net revenues:
Fresh Platform	$38,806	$9,596	$29,210	304.4%
Frozen Platform	4,512	4,748	(236)	(5.0)%
Less: Discounts	(3,112)	(1,568)	(1,544)	98.5%
Net revenues	$40,206	$12,776	$27,430	214.7%

	Three Months Ended		Change
(in thousands)	March 30, 2019	March 31, 2018	Amount	Percentage
Net revenues:
Retail	$19,579	$9,288	$10,291	110.8%
Restaurant and Foodservice	20,627	3,488	17,139	491.4%
Net revenues	$40,206	$12,776	$27,430	214.7%
Net revenues increased by $27.4 million, or 214.7%, in the three months ended March 30, 2019 as compared to the prior-year period primarily due to strong growth in sales volumes of products in our fresh platform across both our retail and our restaurant and foodservice channels, driven by expansion in the number of retail and foodservice points of distribution, including new strategic customers, and greater demand from our existing customers, partially offset by a decrease in net revenues from the frozen platform. We discontinued our frozen chicken strips product line during the first quarter of 2019, causing a decline in frozen product revenues consistent with our shift to concentrate more on our fresh products platform.
Revenues from sales of products in our fresh platform increased $29.2 million, or 304.4%, primarily due to increases in sales of The Beyond Burger and Beyond Sausage. Net revenues from retail sales increased $10.3 million, or 110.8%, primarily due to increase in sales of The Beyond Burger. Net revenues from sales through our restaurant and foodservice channel increased $17.1 million, or 491.4%, primarily due to increases in sales of The Beyond Burger, which was being served in approximately 12,000 restaurant and foodservice outlets as of April 22, 2019, and due to increased sales of Beyond Sausage.

The following tables present volume of our products sold in pounds:

	Three Months Ended		Change
(in thousands)	March 30, 2019	March 31, 2018	Amount	Percentage
Retail:
Fresh Platform	2,627	860	1,767	205.5%
Frozen Platform	599	761	(162)	(21.3)
Total	3,226	1,621	1,605	99.0%

	Three Months Ended		Change
(in thousands)	March 30, 2019	March 31, 2018	Amount	Percentage
Restaurant and Foodservice:
Fresh Platform	3,296	477	2,819	591.0%
Frozen Platform	316	174	142	81.6
Total	3,612	651	2,961	454.8%
Cost of Goods Sold

	Three Months Ended		Change
(in thousands)	March 30, 2019	March 31, 2018	Amount	Percentage
Cost of goods sold	$29,435	$10,719	$18,716	174.6%
Total cost of goods sold increased by $18.7 million, or 174.6%, in the three months ended March 30, 2019 as compared to the prior-year period, primarily due to the increase in the sales volume of our products.
Gross Profit and Gross Margin

	Three Months Ended		Change
(in thousands)	March 30, 2019	March 31, 2018	Amount	Percentage
Gross profit	$10,771	$2,057	$8,714	423.6%
Gross margin	26.8%	16.1%	10.7%	N/A
Gross profit in the three months ended March 30, 2019 was $10.8 million compared to gross profit of $2.1 million in the three months ended March 31, 2018, an improvement of $8.7 million. The improvement in gross profit and gross margin was primarily due to an increase in the amount of products sold, with resulting operating leverage, and improved production efficiencies. The greater proportion of product revenues from our fresh platform also contributed to the improvement in gross margin, due to a higher net selling price per pound of products in our fresh versus frozen platform. We include outbound shipping and handling costs within SG&A expenses. As a result, our gross profit and gross margin may not be comparable to other entities that present all shipping and handling costs as a component of cost of goods sold.

Research and Development Expenses

	Three Months Ended		Change
(in thousands)	March 30, 2019	March 31, 2018	Amount	Percentage
Research and development expenses	$4,498	$1,605	$2,893	180.2%
Research and development expenses increased $2.9 million, or 180.2%, in the three months ended March 30, 2019 as compared to the prior-year period. Research and development expenses increased primarily due to 86% higher headcount, higher scale-up expenses and depreciation and amortization expense.
SG&A Expenses

	Three Months Ended		Change
(in thousands)	March 30, 2019	March 31, 2018	Amount	Percentage
Selling, general and administrative expenses	$11,177	$5,737	$5,440	94.8%
SG&A expenses increased by $5.4 million, or 94.8%, in the three months ended March 30, 2019 as compared to the prior-year period. The increase was primarily due to $3.0 million in higher salaries and related expenses due to a 90% increase in headcount, $0.7 million in higher marketing service expenses, $0.7 million in higher consulting and professional fees, $0.4 million in higher supply chain expenses, $0.3 million in higher outbound freight expenses, and $0.3 million in higher broker commissions.
Restructuring Expenses
As a result of the termination in May 2017 of an exclusive supply agreement with one of our co- manufacturers due to non-performance under the agreement, we recorded restructuring expenses of $0.4 million and $0.3 million in the three months ended March 30, 2019 and March 31, 2018, respectively, primarily related to legal and other expenses associated with the dispute. As of March 30, 2019 and December 31, 2018, there were no accrued unpaid liabilities associated with this contract termination, although we continue to incur legal fees in connection with our ongoing efforts to resolve this dispute. See Note 3, Restructuring, to the Notes to Unaudited Condensed Financial Statements included in Part I, Item 1 of this report and Legal Proceedings in Part II, Item 1 of this report.
Income Tax Expense
For the three months ended March 30, 2019 and March 31, 2018 we recorded no income tax expense in our condensed statements of operations. No tax benefit was provided for losses incurred because those losses are offset by a full valuation allowance.
Seasonality
Generally, we expect to experience greater demand for certain of our products during the summer grilling season. As our business continues to grow, we expect to see additional seasonality effects, with revenue growth tending to be greater in the second and third quarters of the year.

Non-GAAP Financial Measures
We use the following non-GAAP financial measures in assessing our operating performance and in our financial communications:
“Adjusted EBITDA” is defined as net loss adjusted to exclude, when applicable, income tax expense, interest expense, depreciation and amortization expense, restructuring expenses, share-based compensation expense, inventory losses from termination of an exclusive supply agreement with a co-manufacturer, costs of termination of an exclusive supply agreement with the same co-manufacturer, and expenses primarily associated with the conversion of our convertible notes and remeasurement of our preferred stock warrant liability and common stock warrant liability.
“Adjusted EBITDA as a % of net revenues” is defined as Adjusted EBITDA divided by net revenues.
“Pro forma basic and diluted net loss per common share” is defined as net loss divided by weighted average common shares outstanding—basic and diluted, as adjusted to reflect the conversion of all outstanding shares of convertible preferred stock into shares of common stock on a one-for-one basis and the automatic conversion of all preferred stock warrants to common stock warrants upon closing of the IPO and subsequent exercise of all common stock warrants as if the IPO was completed as of the first day of the applicable period. We believe the presentation of Pro forma basic and diluted net loss per common share allows for comparability with our expected capital structure following the IPO.
We use Adjusted EBITDA and Adjusted EBITDA as a % of net revenues because they are important measures upon which our management assesses our operating performance. We use Adjusted EBITDA and Adjusted EBITDA as a % of net revenues as key performance measures because we believe these measures facilitate operating performance comparison from period-to-period by excluding potential differences primarily caused by the impact of restructuring, asset depreciation and amortization, non-cash share-based compensation and non-operational charges including the impact to cost of goods sold and SG&A expenses related to the termination of an exclusive co-manufacturing agreement, early extinguishment of convertible notes and remeasurement of warrant liability. Because Adjusted EBITDA and Adjusted EBITDA as a % of net revenues facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use those measures for our business planning purposes. In addition, we believe Adjusted EBITDA and Adjusted EBITDA as a % of net revenues are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of our operational performance.
There are a number of limitations related to the use of Adjusted EBITDA rather than net loss, which is the most directly comparable GAAP measure. Some of these limitations are:

•
Adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated may have to be replaced in the future increasing our cash requirements;

•	Adjusted EBITDA does not reflect interest expense, or the cash required to service our debt, which reduces cash available to us;

•	Adjusted EBITDA does not reflect income tax payments that reduce cash available to us;

•	Adjusted EBITDA does not reflect restructuring expenses that reduce cash available to us;

•	Adjusted EBITDA does not reflect share-based compensation expenses and therefore does not include all of our compensation costs;

•	Adjusted EBITDA does not reflect other income (expense) that may increase or decrease cash available to us; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

These non-GAAP financial measures should not be considered in isolation or as a substitute for financial information provided in accordance with GAAP. These non-GAAP financial measures may not be computed in the same manner as similarly titled measures used by other companies.

The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net loss, as reported (unaudited):

	Three Months Ended
(in thousands)	March 30, 2019	March 31, 2018
Net loss, as reported	$(6,649)	$(5,696)
Interest expense	733	47
Depreciation and amortization expense	1,905	733
Restructuring expenses(1)	394	294
Share-based compensation expense	855	260
Other, net(2)	618	70
Adjusted EBITDA	$(2,144)	$(4,292)

Net loss as a % of net revenues	(16.5)%	(44.6)%
Adjusted EBITDA as a % of net revenues	(5.3)%	(33.6)%
_____________

(1)	Primarily comprised of legal and other expenses associated with the dispute with a co-manufacturer with whom an exclusive supply agreement was terminated in May 2017.
(2)	Includes expenses primarily associated with the remeasurement of our preferred stock warrant liability and common stock warrant liability.

Below we have provided a reconciliation of Pro forma basic and diluted net loss per common share to the most directly comparable financial measure, net loss per common share—basic and diluted, calculated and presented in accordance with GAAP, for each of the periods presented (unaudited):

	Three Months Ended
(in thousands, except share and per share data)	March 30, 2019	March 31, 2018
Pro forma basic and diluted net loss per common share:
Numerator:
Net loss, as reported	$(6,649)	$(5,696)

Denominator:
Weighted average common shares outstanding—basic and diluted, as reported	6,974,301	5,793,801
Add: Adjustment to reflect assumed conversion of convertible preferred stock	41,562,111	39,474,156
Add: Adjustment to reflect potential conversion of preferred stock warrants to common stock warrants and subsequent exercise of all common stock warrants	220,769	160,767
Weighted average common shares outstanding used in computing Pro forma basic and diluted net loss per common share	48,757,181	45,428,724

Net loss per common share—basic and diluted, as reported	$(0.95)	$(0.98)
Effect of adjustments to weighted average common shares outstanding	0.81	0.85
Adjusted basic and diluted net loss per common share	$(0.14)	$(0.13)

Liquidity and Capital Resources
Our primary cash needs are for operating expenses, working capital and capital expenditures to support the growth in our business. Prior to our IPO, we financed our operations through private sales of equity securities and through sales of our products. Since our inception and through March 30, 2019, we raised a total of $199.5 million from the sale of convertible preferred stock, including through sales of convertible notes which were converted into preferred stock, net of costs associated with such financings. In connection with our IPO, we sold an aggregate of 11,068,750 shares of our common stock, including 1,443,750 shares pursuant to the underwriters’ over-allotment option, at an IPO price of $25.00 per share and received approximately $252.5 million in net proceeds. We have also entered into the credit facilities described below with Silicon Valley Bank (“SVB”).
As of March 30, 2019, we had $35.4 million in cash and cash equivalents. We believe that our cash and cash equivalents, proceeds from our IPO, cash flow from operating activities and available borrowings under our credit facilities will be sufficient to fund our working capital and meet our anticipated capital requirements for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us, including the costs associated with our current litigation with a former co-manufacturer; the expenses needed to attract and retain skilled personnel; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.

Amended and Restated Loan and Security Agreement
In June 2018, we refinanced our then existing revolving credit facility and term loan facility under a loan and security agreement with SVB (the “Amended LSA”). The Amended LSA includes a $6.0 million revolving credit facility (the “2018 Revolving Credit Facility”) and a term loan facility (the “2018 Term Loan Facility”) comprised of (i) a $10.0 million term loan advance at closing, (ii) a conditional $5.0 million term loan advance, if no event of default has occurred and is continuing through the borrowing date, and (iii) an additional conditional term loan advance of $5.0 million if no event of default has occurred and is continuing based upon a minimum level of gross profit for the trailing 12-month period. The 2018 Term Loan Facility has a floating interest rate that is equal to 4.0% above the prime rate, with interest payable monthly and principal amortizing commencing on January 1, 2020, and will mature in June 2022. Borrowings under the 2018 Revolving Credit Facility carry a variable annual interest rate of prime rate plus 0.75% to 1.25% with an additional 5% on the outstanding balances in the event of a default. The 2018 Revolving Credit Facility matures in June 2020.
The 2018 Term Loan Facility and the 2018 Revolving Credit Facility (collectively, the “SVB Credit Facilities”) contain customary negative covenants that limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB Credit Facilities are secured by a blanket lien on all of our personal property assets. The SVB Credit Facilities also contain customary affirmative covenants, including delivery of audited financial statements. We were in compliance with the covenants in the SVB Credit Facilities as of March 30, 2019.
As of March 30, 2019 and December 31, 2018, we had $6.0 million and $20.0 million in borrowings on the 2018 Revolving Credit Facility and 2018 Term Loan Facility, respectively, and had no availability to borrow under either of these loan facilities. In the three months ended March 30, 2019 and March 30, 2018, we incurred $0.6 million and $18,400 in interest expense related to SVB credit facilities. The interest rates on the 2018 Revolving Credit Facility and the 2018 Term Loan Facility at March 30, 2019 were 6.25% and 9.50%, respectively.
Equipment Loan Facility
In September 2018, we entered into an Equipment Loan and Security Agreement with Structural Capital Investments II, LP (“Structural Capital”) and Ocean II PLO, LLC, as administrative and collateral agent, pursuant to which Structural Capital agreed to provide an equipment loan facility to us in the amount of $5.0 million for the purpose of purchasing equipment.
We are required to pay interest on any unpaid principal amounts at a per annum rate equal to 6.25% plus the greater of 4.75% or the prime rate then in effect. Interest on each advance made to us is due and payable on the first business day of each month. We must begin repaying the aggregate principal amount of all advances we have received in equal monthly installments beginning on June 30, 2019, which may be extended for six or 18 months depending on whether we achieve certain milestones. The unpaid balance of all advances will become due on May 1, 2022. We must also pay a final payment fee of 13% of the facility commitment amount on the maturity date and such other date as the advances become due and such fee will increase by 1% if certain milestones are achieved.
The equipment loan facility has a prepayment penalty of 2% during the first two years of the term and 1% thereafter. The facility contains customary negative covenants that limit our ability to, among other things, grant liens, repurchase stock, pay dividends, transfer assets and merge or consolidate. It is secured by all equipment purchased with cash borrowed under the facility and all of our accounts, money, books, records and any cash or noncash proceeds of the foregoing. The facility also contains customary affirmative covenants, including delivery of audited financial statements. We were in compliance with the covenants contained in the facility as of March 30, 2019.
We had $5.0 million in borrowings outstanding as of March 30, 2019 and December 31, 2018 under the equipment loan facility. The interest rate on the equipment loan facility at March 30, 2019 and December 31, 2018 was 11.75% and 11.5%, respectively. For the three months ended March 30, 2019 and March 31, 2018, we recorded $0.3 million and $0, respectively, in interest expense related to the equipment loan facility.

Cash Flows
The following table presents the major components of net cash flows from and used in operating, investing and financing activities for the periods indicated.

	Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018
Cash used in:
Operating activities	$(13,280)	$(4,888)
Investing activities	$(4,993)	$(3,732)
Financing activities	$(589)	$(1,368)
Net Cash Used in Operating Activities
In three months ended March 30, 2019, we incurred a net loss of $6.6 million, which was the primary reason for net cash used in operating activities of $13.3 million. Net cash used in operating activities also included $10.2 million in net cash outflows from changes in our operating assets and liabilities, partially offset by $3.6 million in non-cash expenses comprised of depreciation and amortization expense, share-based compensation expense, and change in warrant liability.
In three months ended March 31, 2018, we incurred a net loss of $5.7 million, which was the primary reason for net cash used in operating activities of $4.9 million. Net cash used in operating activities also included $0.3 million in net cash outflows from changes in our operating assets and liabilities, partially offset by $1.1 million in non-cash expenses comprised of depreciation and amortization expense, share-based compensation expense, and change in warrant liability.
Depreciation and amortization expense was $1.9 million and $0.7 million, in three months ended March 30, 2019 and March 31, 2018, respectively. We anticipate our depreciation and amortization expense will be approximately $2.1 million per quarter in 2019 based on our existing fixed assets and anticipated capital expenditures as we expand our production capabilities to meet increased demand for our products.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our growth and investment in property, plant and equipment.
In the three months ended March 30, 2019, net cash used in investing activities was $5.0 million and consisted of cash outflows for the purchases of property, plant and equipment, primarily for manufacturing facility improvements and manufacturing equipment, assets purchased for sale to co-manufacturers and security deposits.
In the three months ended March 31, 2018, net cash used in investing activities was $3.7 million and consisted of cash outflows for the purchase of property, plant and equipment, primarily for manufacturing facility improvements and manufacturing equipment.
In 2019, we anticipate spending approximately $17.0 million in capital expenditures as we scale our production capacity, including expenditures for additional machinery and equipment, as well as investment facilities and expenditures to replace normal wear and tear of machinery and equipment.
Net Cash Used in Financing Activities
In the three months ended March 30, 2019, net cash used in financing activities was $0.6 million primarily as a result of $0.9 million in payments of deferred offering costs associated with the IPO, partially offset by $0.4 million in proceeds from stock option exercises.

In the three months ended March 31, 2018, net cash used in financing activities was $1.4 million primarily as a result of $2.6 million in repayments on our revolving credit line and term loan, partially offset by $1.2 million in net proceeds from the issuance of our Series G preferred stock.
As of March 30, 2019, we had borrowed the entire availability of $20.0 million under the 2018 Term Loan Facility and $6.0 million under the 2018 Revolving Credit Facility.
Contractual Obligations and Commitments
There have been no significant changes during the three months ended March 30, 2019 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Prospectus other than the following:
Leases
Effective March 1, 2019, we entered into a lease for our principal executive offices in El Segundo, California, for an initial term of five years. The aggregate lease amount for the five-year term is $2.7 million. The future minimum lease payments required under noncancelable lease obligations related to this lease are $2.6 million due through 2023 (approximately $0.5 million annually) and $0.1 million thereafter.
Purchase Commitments
As of March 30, 2019, the Company had committed to purchase pea protein inventory totaling $46.1 million.

Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements or any holdings in variable interest entities.
Critical Accounting Policies
In preparing our financial statements in accordance with GAAP, we are required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs and expenses, and disclosure of contingent assets and liabilities that are reported in the financial statements and accompanying disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates and assumptions. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
There have been no material changes in our critical accounting policies during the three months ended March 30, 2019, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Prospectus and Note 2, Summary of Significant Accounting Policies, to the Notes to Unaudited Condensed Financial Statements included in Part I, Item 1 of this report.
Emerging Growth Company Status
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of this offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.
Recent Accounting Pronouncements
Please refer to Note 2, Summary of Significant Accounting Policies, to the Notes to Unaudited Condensed Financial Statements included in Part I, Item 1 of this report for a discussion of recently adopted accounting pronouncements and new accounting pronouncements that may impact us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily consist of interest rates, raw material prices and inflation as follows:
Interest Rate Risk
Our cash consists of amounts held by third-party financial institutions. In May 2019, upon closing of our IPO, we adopted an investment policy which has as its primary objective investment activities which preserves principal without significantly increasing risk.
We are subject to interest rate risk in connection with our SVB Credit Facilities and our equipment loan facility. See “—Liquidity and Capital Resources—Credit Facilities” and “—Liquidity and Capital Resources—Equipment Loan Facility” above. Based on the average interest rate on our SVB Credit Facilities and equipment loan facility during the three months ended March 30, 2019 and to the extent that borrowings were outstanding, we do not believe that a 1.0% change in the interest rate would have a material effect on our results of operations or financial condition.
Ingredient Risk
Our profitability is dependent on, among other things, our ability to anticipate and react to raw material and food costs. Currently, the main ingredient in our products is pea protein, which we source from Canada and France. The prices of pea protein and other ingredients we use are subject to many factors beyond our control, such as the number and size of farms that grow Canadian and European yellow peas, the vagaries of these farming businesses, including poor harvests due to adverse weather conditions, natural disasters and pestilence, and changes in national and world economic conditions. In addition, we purchase some ingredients and other materials offshore, and the price and availability of such ingredients and materials may be affected by political events or other conditions in these countries or tariffs or trade wars. As of March 30, 2019, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $0.4 million or a decrease of approximately $0.4 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials.
Foreign Exchange Risk
Our revenues and costs are denominated in U.S. dollars and are not subject to foreign exchange risk. However, to the extent our sourcing strategy changes or we commence generating net revenues outside of the United States that are denominated in currencies other than the U.S. dollar, our results of operations could be impacted by changes in exchange rates.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Part II. Other Information
ITEM 1. LEGAL PROCEEDINGS.
We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although the outcome of these and other claims cannot be predicted with certainty, management does not believe the ultimate resolution of the current matters will have a material adverse effect on our business, financial condition, results of operations or cash flows.
On May 25, 2017, Don Lee Farms, a division of Goodman Food Products, Inc., filed a complaint against us in the Superior Court of the State of California for the County of Los Angeles asserting claims for breach of contract, misappropriation of trade secrets, unfair competition under the California Business and Professions Code, money owed and due, declaratory relief and injunctive relief, each arising out of our decision to terminate an exclusive supply agreement between us and Don Lee Farms. We deny all of these claims and filed counterclaims on July 27, 2017, alleging breach of contract, unfair competition under the California Business and Professions Code and conversion. In October 2018, Don Lee Farms filed an amended complaint that added ProPortion Foods, LLC (one of Beyond Meat’s current contract manufacturers) as a defendant, principally for claims arising from ProPortion’s alleged use of Don Lee Farms’ alleged trade secrets, and for replacing Don Lee Farms as Beyond Meat’s co-manufacturer. ProPortion filed an answer denying all of Don Lee Farms’ claims and a cross-complaint against Beyond Meat asserting claims of total and partial equitable indemnity, contribution, and repayment. On March 11, 2019, Don Lee Farms filed a second amended complaint to add claims of fraud and negligent misrepresentation against us. On May 30, 2019, the judge denied our motion to dismiss the fraud and negligent misrepresentation claims, allowing the claims to proceed. Trial is currently set for May 18, 2020.
Don Lee Farms is seeking from Beyond Meat and ProPortion unspecified compensatory and punitive damages, declaratory and injunctive relief, including the prohibition of Beyond Meat’s use or disclosure of the alleged trade secrets, and attorneys’ fees and costs. We are seeking from Don Lee Farms monetary damages, restitution of monies paid to Don Lee Farms, and attorney’s fees and costs. ProPortion is seeking indemnity, contribution, or repayment from us of any or all damages that ProPortion may be found liable to Don Lee Farms, and attorney’s fees and costs.
We believe we were justified in terminating the supply agreement with Don Lee Farms, that we did not misappropriate their alleged trade secrets, that we are not liable for the fraud or negligent misrepresentation alleged in the proposed second amended complaint, that Don Lee Farms is liable for the conduct alleged in our cross-complaint, and that we are not liable to ProPortion for any indemnity, contribution, or repayment, including for any damages or attorney’s fees and costs. We are currently in the process of litigating this matter and intend to vigorously defend ourselves against the claims. We cannot assure you that Don Lee Farms or ProPortion will not prevail in all or some of their claims against us, or that we will prevail in some or all of our claims against Don Lee Farms. For example, if Don Lee Farms succeeds in the lawsuit, we could be required to pay damages, including but not limited to contract damages reasonably calculated at what we would have paid Don Lee Farms to produce our products through 2019, the end of the contract term, and Don Lee Farms could also claim some ownership in the intellectual property associated with the production of certain of our products or in the products themselves, and thus claim a stake in the value we have derived and will derive from the use of that intellectual property after we terminated our supply agreement with Don Lee Farms. Based on our current knowledge, we have determined that the amount of any material loss or range of any losses that is reasonably possible to result from this lawsuit is not estimable.

ITEM 1A. RISK FACTORS
An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, results of operations, financial condition and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time.
Risks Related to Our Business, Our Brand, Our Products and Our Industry
We have a history of losses, and we may be unable to achieve or sustain profitability.
We have experienced net losses in every period since our inception. In the three months ended March 30, 2019, we incurred a net loss of $6.6 million. In the years ended December 31, 2016, 2017 and 2018 we incurred net losses of $25.1 million, $30.4 million and $29.9 million, respectively. We anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest to increase our customer base, supplier network and co-manufacturing partners, expand our marketing channels, invest in our distribution and manufacturing facilities, hire additional employees and enhance our technology and production capabilities. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues and margins sufficiently to offset the anticipated higher expenses. We incur significant expenses in developing our innovative products, building out our manufacturing facilities, obtaining and storing ingredients and other products and marketing the products we offer. In addition, many of our expenses, including the costs associated with our existing and any future manufacturing facilities, are fixed. Accordingly, we may not be able to achieve or sustain profitability, and we may incur significant losses for the foreseeable future.
If we fail to effectively expand our manufacturing and production capacity, our business and operating results and our brand reputation could be harmed.
If we do not have sufficient capacity to meet our customers’ demands and to satisfy increased demand, we will need to expand our operations, supply and manufacturing capabilities. However, there is risk in our ability to effectively scale production processes and effectively manage our supply chain requirements. We must accurately forecast demand for our products in order to ensure we have adequate available manufacturing capacity. Our forecasts are based on multiple assumptions which may cause our estimates to be inaccurate and affect our ability to obtain adequate manufacturing capacity (whether our own manufacturing capacity or co-manufacturing capacity) in order to meet the demand for our products, which could prevent us from meeting increased customer demand and harm our brand and our business and in some cases may result in fines we must pay customers or distributors if we are unable to fulfill orders placed by them in a timely manner or at all.
However, if we overestimate our demand and overbuild our capacity, we may have significantly underutilized assets and may experience reduced margins. If we do not accurately align our manufacturing capabilities with demand, if we experience disruptions or delays in our supply chain, or if we cannot obtain raw materials of sufficient quantity and quality at reasonable prices and in a timely manner, our business, financial condition and results of operations may be materially adversely affected.
Because we rely on a limited number of third-party suppliers, we may not be able to obtain raw materials on a timely basis or in sufficient quantities to produce our products or meet the demand for our products.
We rely on a limited number of vendors to supply us with raw materials. Our financial performance depends in large part on our ability to arrange for the purchase of raw materials in sufficient quantities at competitive prices. We are not assured of continued supply or pricing of raw materials. Any of our suppliers could discontinue or seek to alter their relationship with us.
We currently have two suppliers for the pea protein used in our fresh products. We have in the past experienced interruptions in the supply of pea protein from one supplier that resulted in delays in delivery to us. We could experience similar delays in the future from either or both suppliers. Any disruption in the supply of pea protein from these suppliers would have a material adverse effect on our business if we cannot replace these suppliers in a timely manner or at all. For more information regarding contract terms, see the section of the Prospectus captioned “Business—Supply Agreements.”
In addition, our pea protein suppliers manufacture their products at a limited number of facilities. A natural disaster, fire, power interruption, work stoppage or other calamity affecting any of these facilities, or any interruption in their operations, could negatively impact our ability to obtain required quantities of pea protein in a timely manner, or at all, which could materially reduce our net product sales and have a material adverse effect on our business and financial condition.
Events that adversely affect our suppliers of pea protein and other raw material could impair our ability to obtain raw material inventory in the quantities that we desire. Such events include problems with our suppliers’ businesses, finances, labor relations, ability to import raw materials, costs, production, insurance and reputation, as well as natural disasters, fires or other catastrophic occurrences. We continuously seek alternative sources of protein to use in our products, but we may not be successful in diversifying the raw materials we use in our products.
If we need to replace an existing supplier, there can be no assurance that supplies of raw materials will be available when required on acceptable terms, or at all, or that a new supplier would allocate sufficient capacity to us in order to meet our requirements, fill our orders in a timely manner or meet our strict quality standards. If we are unable to manage our supply chain effectively and ensure that our products are available to meet consumer demand, our operating costs could increase and our profit margins could decrease.
Our future business, results of operations and financial condition may be adversely affected by reduced or limited availability of pea protein that meets our standards.
Our ability to ensure a continuing supply of ingredients at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow certain crops such as Canadian and European yellow peas, the vagaries of these farming businesses (including poor harvests impacting the quality of the peas grown), changes in national and world economic conditions and our ability to forecast our ingredient requirements. The high quality ingredients used in many of our products are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilence. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply of, or increase the price of, quality ingredients. In addition, we purchase some ingredients offshore, and the availability of such ingredients may be affected by events in other countries, including France and Canada. We also compete with other food producers in the procurement of ingredients, and this competition may increase in the future if consumer demand for plant-based protein products increases. If supplies of quality ingredients are reduced or there is greater demand for such ingredients from us and others, we may not be able to obtain sufficient supply that meets our strict quality standards on favorable terms, or at all, which could impact our ability to supply products to distributors and retailers and may adversely affect our business, results of operations and financial condition.
We use a limited number of distributors for the substantial majority of our sales, and if we experience the loss of one or more distributors and cannot replace them in a timely manner, our results of operations may be adversely affected.
Many retailers purchase our products through food distributors which purchase, store, sell, and deliver our products to retailers. In the three months ended March 30, 2019, our largest distributors in terms of their respective percentage of our gross revenues included the following: United Natural Foods, Inc. (“UNFI”), 21%; and DOT Foods, Inc. (“DOT”), 21%. In 2017, our largest distributors in terms of their respective percentage of our gross revenues included the following: UNFI, 38%; KeHE Distributors, LLC, or KeHE, 10%; and DOT, 10%. In 2018, our largest distributors in terms of their respective percentage of our gross revenues included the following: UNFI, 32%; DOT, 21%; and Sysco Merchandising and Supply Chain Services, Inc., 13%. We expect that most of our sales will be made through a core number of distributors for the foreseeable future. Since these distributors act as intermediaries between us and the retail grocers or restaurants and foodservice providers, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with them that ensure future sales of our products. If we lose one or more of our significant distributors and cannot replace the distributor in a timely manner or at all, our business, results of operation and financial condition may be materially adversely affected.
Consolidation of customers or the loss of a significant customer could negatively impact our sales and profitability.
Supermarkets in North America and the European Union, continue to consolidate. This consolidation has produced larger, more sophisticated organizations with increased negotiating and buying power that are able to resist price increases, as well as operate with lower inventories, decrease the number of brands that they carry and increase their emphasis on private label products, all of which could negatively impact our business. The consolidation of retail customers also increases the risk that a significant adverse impact on their business could have a corresponding material adverse impact on our business.
The loss of any large customer, the reduction of purchasing levels or the cancellation of any business from a large customer for an extended length of time could negatively impact our sales and profitability.
Furthermore, as retailers consolidate, they may reduce the number of branded products they offer in order to accommodate private label products and generate more competitive terms from branded suppliers. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant retailers. A retailer may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products or the perceived quality of our products. Despite operating in different channels, our retailers sometimes compete for the same consumers. Because of actual or perceived conflicts resulting from this competition, retailers may take actions that negatively affect us.
We do not currently have any written contracts with our co-manufacturers in the United States. Loss of one or more of our co-manufacturers or our failure to timely identify and establish relationships with new co-manufacturers could harm our business and impede our growth.
A significant amount of our revenue is derived from products manufactured at manufacturing facilities owned and operated by our co-manufacturers. We do not currently have written manufacturing contracts with our co-manufacturers in the United States, including CLW Foods LLC and FPL Food LLC that co-manufacture our top selling products. Because of the absence of such contracts, any of such co-manufacturers could seek to alter or terminate its relationship with us at any time, leaving us with periods during which we have limited or no ability to manufacture our products. If we need to replace a co-manufacturer, there can be no assurance that additional capacity will be available when required on acceptable terms, or at all.
An interruption in, or the loss of operations at, one or more of our co-manufacturing facilities, which may be caused by work stoppages, disease outbreaks or pandemics, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters at one or more of these facilities, could delay, postpone or reduce production of some of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as such interruption is resolved or an alternate source of production is secured.
We believe there are a limited number of competent, high-quality co-manufacturers in the industry that meet our strict quality and control standards, and as we seek to obtain additional or alternative co-manufacturing arrangements in the future, there can be no assurance that we would be able to do so on satisfactory terms, in a timely manner, or at all. Therefore, the loss of one or more co-manufacturers, any disruption or delay at a co-manufacturer or any failure to identify and engage co-manufacturers for new products and product extensions could delay, postpone or reduce production of our products, which could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to compete successfully in our highly competitive market.
We operate in a highly competitive market. Numerous brands and products compete for limited retailer shelf space, foodservice and restaurant customers and consumers. In our market, competition is based on, among other things, product quality and taste, brand recognition and loyalty, product variety, interesting or unique product names, product packaging and package design, shelf space, reputation, price, advertising, promotion and nutritional claims.
We compete with conventional animal-protein companies such as Cargill, Hormel, JBS, Tyson and WH Group (including its Smithfield division), who may have substantially greater financial and other resources than us and whose animal-based products are well-accepted in the marketplace today. They may also have lower operational costs, and as a result may be able to offer conventional animal meat to customers at lower costs than plant-based meat. This could cause us to lower our prices, resulting in lower profitability or, in the alternative, cause us to lose market share if we fail to lower prices.
We also compete with other food brands that develop and sell plant-based protein products, including, but not limited to, Boca Foods, Field Roast Grain Meat Co., Gardein, Impossible Foods, Lightlife, Morningstar Farms and Tofurky, and with companies which may be more innovative, have more resources and be able to bring new products to market faster and to more quickly exploit and serve niche markets such as lab-grown or “clean meat.” We compete with these competitors for foodservice and restaurant customers, retailer shelf space and consumers.
Generally, the food industry is dominated by multinational corporations with substantially greater resources and operations than us. We cannot be certain that we will successfully compete with larger competitors that have greater financial, sales and technical resources. Conventional food companies may acquire our competitors or launch their own plant-based protein products, and they may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities, among other things. Retailers also market competitive products under their own private labels, which are generally sold at lower prices and compete with some of our products. Similarly, retailers could change the merchandising of our products and we may be unable to retain the placement of our products in meat cases to effectively compete with animal-protein products. Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures, or increase the use of discounting or promotional campaigns, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability. See “Business—Competition” in the Prospectus.
We may require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our product manufacturing and development, and other operations.
Since our inception, substantially all of our resources have been dedicated to the development of our three core plant-based product platforms of beef, pork and poultry, including purchases of property, plant and equipment, principally to support the development and production of The Beyond Burger, the build-out and equipping of our Manhattan Beach Project Innovation Center, and manufacturing facility improvements and purchases of manufacturing equipment. We believe that we will continue to expend substantial resources for the foreseeable future as we expand into additional markets we may choose to pursue. These expenditures are expected to include costs associated with research and development, manufacturing and supply, as well as marketing and selling existing and new products. In addition, other unanticipated costs may arise.
As of March 30, 2019, we had cash and cash equivalents of $35.4 million, prior to giving effect to the net proceeds from our IPO of $252.5 million. Our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Our future capital requirements depend on many factors, including:

•	the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets;

•	the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes;

•	any lawsuits related to our products or commenced against us, including the costs associated with our current litigation with a former co-manufacturer;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•	delay, limit, reduce or terminate our manufacturing, research and development activities; or

•	delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to generate revenue and achieve profitability.
Our brand and reputation may be diminished due to real or perceived quality or health issues with our products, which could have an adverse effect on our business, reputation, operating results and financial condition.
We believe our consumers rely on us to provide them with high-quality plant-based protein products. Therefore, real or perceived quality or food safety concerns or failures to comply with applicable food regulations and requirements, whether or not ultimately based on fact and whether or not involving us (such as incidents involving our competitors), could cause negative publicity and reduced confidence in our company, brand or products, which could in turn harm our reputation and sales, and could materially adversely affect our business, financial condition and operating results. Although we believe we have a rigorous quality control process, there can be no assurance that our products will always comply with the standards set for our products. For example, although we strive to keep our products free of pathogenic organisms, they may not be easily detected and cross-contamination can occur. In addition, in 2017, before our products were shipped to distributors or customers, we discovered, through our quality control process, that certain of our products manufactured by a former co-manufacturer were contaminated with salmonella. There is no assurance that this health risk will always be preempted by our quality control processes.
We have no control over our products once purchased by consumers. Accordingly, consumers may prepare our products in a manner that is inconsistent with our directions or store our products for long periods of time, which may adversely affect the quality and safety of our products. If consumers do not perceive our products to be safe or of high quality, then the value of our brand would be diminished, and our business, results of operations and financial condition would be adversely affected.
Any loss of confidence on the part of consumers in the ingredients used in our products or in the safety and quality of our products would be difficult and costly to overcome. Any such adverse effect could be exacerbated by our position in the market as a purveyor of high-quality plant-based protein products and may significantly reduce our brand value. Issues regarding the safety of any of our products, regardless of the cause, may have a substantial and adverse effect on our brand, reputation and operating results.
The growing use of social and digital media by us, our consumers and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative publicity about us, our brands or our products on social or digital media could seriously damage our brands and reputation. If we do not maintain the favorable perception of our brands, our sales and profits could be negatively impacted.
Food safety and food-borne illness incidents or advertising or product mislabeling may materially adversely affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.
Selling food for human consumption involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury or death related to allergens, food-borne illnesses or other food safety incidents caused by products we sell, or involving our suppliers, could result in the discontinuance of sales of these products or our relationships with such suppliers, or otherwise result in increased operating costs, regulatory enforcement actions or harm to our reputation. Shipment of adulterated or misbranded products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is more than our policy limits or not covered by our policies or not subject to insurance would have to be paid from our cash reserves, which would reduce our capital resources.
The occurrence of food-borne illnesses or other food safety incidents could also adversely affect the price and availability of affected ingredients, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any instances of food contamination or regulatory noncompliance, whether or not caused by our actions, could compel us, our suppliers, our distributors or our customers, depending on the circumstances, to conduct a recall in accordance with U.S. Food and Drug Administration (“FDA”) regulations, and comparable state laws. Food recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing distributors or customers and a potential negative impact on our ability to attract new customers due to negative consumer experiences or because of an adverse impact on our brand and reputation. The costs of a recall could exceed or be outside the scope of our existing or future insurance policy coverage or limits.
In addition, food companies have been subject to targeted, large-scale tampering as well as to opportunistic, individual product tampering, and we, like any food company, could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants and pathological organisms into consumer products as well as product substitution. Recently issued FDA regulations will require companies like us to analyze, prepare and implement mitigation strategies specifically to address tampering designed to inflict widespread public health harm. If we do not adequately address the possibility, or any actual instance, of product tampering, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions, which could materially adversely affect our business, financial condition and operating results.
Sales of The Beyond Burger contribute a significant portion of our revenue. A reduction in sales of The Beyond Burger would have an adverse effect on our financial condition.
The Beyond Burger accounted for approximately 48% and 70% of our gross revenues in 2017 and 2018, respectively. The Beyond Burger is our flagship product and has been the focal point of our development and marketing efforts, and we believe that sales of The Beyond Burger will continue to constitute a significant portion of our revenues, income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand production and distribution of The Beyond Burger, or that customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of The Beyond Burger could have a material adverse effect on our business, financial condition and results of operations.

The primary components of all of our products are manufactured in our two Columbia, Missouri facilities and any damage or disruption at these facilities may harm our business. Moreover, Columbia, Missouri has a tight labor market and we may be unable to hire and retain employees at these facilities.
A significant portion of our operations are located in our two Columbia, Missouri facilities. A natural disaster, fire, power interruption, work stoppage or other calamity at one or both of these facilities would significantly disrupt our ability to deliver our products and operate our business. If any material amount of our machinery or inventory were damaged, we would be unable to meet our contractual obligations and cannot predict when, if at all, we could replace or repair such machinery, which could materially adversely affect our business, financial condition and operating results.
Our plans for addressing our rapid growth include expanding operations at our Columbia, Missouri facilities and/or seeking an alternative or additional facility. In this tight labor market, we may be unable to hire and retain skilled employees, which will severely hamper our expansion plans, product development and manufacturing efforts. As of March 2019, the Columbia area had an unemployment rate of 2.4%. As a result of this tight labor market, we currently rely on temporary workers in addition to full-time employees, and in the future, we may be unable to attract and retain employees with the skills we require, which could impact our ability to expand our operations.
We may not successfully ramp up operations at our new Columbia, Missouri facility or this facility may not operate in accordance with our expectations.
In June 2018, we commenced manufacturing operations in our new Columbia, Missouri facility and expect to add more production capacity through 2021. Any substantial delay in bringing this facility up to full production on our current schedule may hinder our ability to produce all of the product needed to meet orders and/or achieve our expected financial performance. Opening this facility has required, and will continue to require, additional capital expenditures and the efforts and attention of our management and other personnel, which has and will continue to divert resources from our existing business or operations. In addition, we will need to hire and retain more skilled employees to operate the expanded facility in this tight labor market. Even if our new Columbia, Missouri facility is brought up to full production according to our current schedule, it may not provide us with all of the operational and financial benefits we expect to receive.
Our Columbia, Missouri facilities and the manufacturing equipment we use to produce our products is costly to replace or repair and may require substantial lead-time to do so. For example, our estimate of throughput or our extrusion capacity may be impacted by disruption from extruder lead-in time, calibration, maintenance and unexpected delays. In addition, our ability to procure new extruders may face more lengthy lead times than is typical. We may also not be able to find suitable alternatives with co-manufacturers to replace the output from such equipment on a timely basis and at a reasonable cost. In the future, we may also experience plant shutdowns or periods of reduced production because of regulatory issues, equipment failure or delays in raw material deliveries. Any such disruption or unanticipated event may cause significant interruptions or delays in our business and the reduction or loss of inventory may render us unable to fulfill customer orders in a timely manner, or at all. We have property and business disruption insurance in place for our Columbia, Missouri facilities; however, such insurance coverage may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
Failure to introduce new products or successfully improve existing products may adversely affect our ability to continue to grow.
A key element of our growth strategy depends on our ability to develop and market new products and improvements to our existing products that meet our standards for quality and appeal to consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our innovation staff in developing and testing product prototypes, including complying with applicable governmental regulations, and the success of our management and sales and marketing teams in introducing and marketing new products. Our innovation staff are continuously testing alternative plant-based proteins to the proteins we currently use in our products, as they seek to find additional protein options to our current ingredients that are more easily sourced, and which retain and build upon the quality and appeal of our current product offerings. Failure to develop and market new products that appeal to consumers may lead to a decrease in our growth, sales and profitability.
Additionally, the development and introduction of new products requires substantial research, development and marketing expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance. If we are unsuccessful in meeting our objectives with respect to new or improved products, our business could be harmed.
If we fail to cost-effectively acquire new customers or retain our existing customers, or if we fail to derive revenue from our existing customers consistent with our historical performance, our business could be materially adversely affected.
Our success, and our ability to increase revenue and operate profitably, depends in part on our ability to cost-effectively acquire new customers, to retain existing customers, and to keep existing customers engaged so that they continue to purchase products from us. If we are unable to cost-effectively acquire new customers, retain our existing customers or keep existing customers engaged, our business, financial condition and operating results would be materially adversely affected. Further, if customers do not perceive our product offerings to be of sufficient value and quality, or if we fail to offer new and relevant product offerings, we may not be able to attract or retain customers or engage existing customers so that they continue to purchase products from us. We may lose loyal customers to our competitors if we are unable to meet customers’ orders in a timely manner.
If we fail to manage our future growth effectively, our business could be materially adversely affected.
We have grown rapidly since inception and anticipate further growth. For example, our net revenues increased from $16.2 million at December 31, 2016 to $32.6 million at December 31, 2017 to $87.9 million at December 31, 2018. Net revenues in the three months ended March 30, 2019 were $40.2 million. The number of our full-time employees increased from 142 (which included 44 contract employees) at December 31, 2016, to 184 (which included 52 contract employees) at December 31, 2017 and to 383 (which included 104 contract employees) at March 30, 2019. This growth has placed significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business and our product offerings will place significant demands on our management and operations teams and require significant additional resources to meet our needs, which may not be available in a cost-effective manner, or at all. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, any of which could harm our business, brand, results of operations and financial condition.
We face intense competition in our market from our competitors, including manufacturers of animal-based meat products and other brands that produce plant-based protein products, and potential competitors and may lack sufficient financial or other resources to compete successfully.
Our future success depends, in large part, on our ability to implement our growth strategy of expanding supply and distribution, improving placement of our products, attracting new consumers to our brand and introducing new products and product extensions. Our ability to implement this growth strategy depends, among other things, on our ability to:

•
manage relationships with various suppliers, co-manufacturers, distributors, customers and other third parties, and expend time and effort to integrate new suppliers, co-manufacturers and customers into our fulfillment operations;

•	continue to compete in the retail channel and the restaurant and foodservice channel;

•	secure placement in the meat case for our products;

•	increase our brand recognition;

•	expand and maintain brand loyalty; and

•	develop new product lines and extensions.
We may not be able to implement our growth strategy successfully. Our sales and operating results will be adversely affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.
We may face difficulties as we expand our operations into countries in which we have no prior operating experience.
We intend to continue to expand our global footprint in order to enter into new markets. This may involve expanding into countries other than those in which we currently operate. It may also involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. In addition, it may be difficult for us to understand and accurately predict taste preferences and purchasing habits of consumers in these new geographic markets. It is costly to establish, develop and maintain international operations and develop and promote our brands in international markets. As we expand our business into new countries, we may encounter regulatory, legal, personnel, technological and other difficulties that increase our expenses and/or delay our ability to become profitable in such countries, which may have a material adverse effect on our business and brand.
We are or will be subject to international regulations that could adversely affect our business and results of operations.
We are or will be subject to extensive regulations internationally where we manufacture, distribute and/or sell our products. Our products are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, storing, labeling, marketing, advertising and distribution of these products. For example, in early 2018, we received an inquiry from Canadian officials about the labeling and composition of products that we export to Canada. We responded promptly to that inquiry, identifying minor formulation changes that we made under Canadian regulations and have not heard more from regulators in Canada. We have continued to export to Canada without further inquiry from Canadian officials. However, if regulators determine that the labeling and/or composition of any of our products is not in compliance with Canadian law or regulations, or if we or our co-manufacturers otherwise fail to comply with applicable laws and regulations in Canada or other jurisdictions, we could be subject to civil remedies or penalties, such as fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of the products, or refusals to permit the import or export of products, as well as potential criminal sanctions. In addition, enforcement of existing laws and regulations, changes in legal requirements and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results.
In addition, with our expanding international operations, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, or FCPA, and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials or other third parties for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, cash flows and financial condition.
Ingredient and packaging costs are volatile and may rise significantly, which may negatively impact the profitability of our business.
We purchase large quantities of raw materials, including ingredients derived from Canadian and European yellow peas, mung beans, sunflower seeds, rice, canola oil and coconut oil. In addition, we purchase and use significant quantities of cardboard, film and plastic to package our products. Costs of ingredients and packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, consumer demand and changes in governmental trade and agricultural programs. Volatility in the prices of raw materials and other supplies we purchase could increase our cost of sales and reduce our profitability. Moreover, we may not be able to implement price increases for our products to cover any increased costs, and any price increases we do implement may result in lower sales volumes. If we are not successful in managing our ingredient and packaging costs, if we are unable to increase our prices to cover increased costs or if such price increases reduce our sales volumes, then such increases in costs will adversely affect our business, results of operations and financial condition.
If we fail to develop and maintain our brand, our business could suffer.
We have developed a strong and trusted brand that has contributed significantly to the success of our business, and we believe our continued success depends on our ability to maintain and grow the value of the Beyond Meat brand. Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our plant-based product offerings, food safety, quality assurance, marketing and merchandising efforts and our ability to provide a consistent, high-quality customer experience. Any negative publicity, regardless of its accuracy, could materially adversely affect our business. Brand value is based on perceptions of subjective qualities, and any incident that erodes the loyalty of our customers, suppliers or co-manufacturers, including adverse publicity or a governmental investigation or litigation, could significantly reduce the value of our brand and significantly damage our business.
Consumer preferences for our products are difficult to predict and may change, and, if we are unable to respond quickly to new trends, our business may be adversely affected.
Our business is focused on the development, manufacture, marketing and distribution of a line of branded plant-based protein products as alternatives to meat-based protein products. Consumer demand could change based on a number of possible factors, including dietary habits and nutritional values, concerns regarding the health effects of ingredients and shifts in preference for various product attributes. If consumer demand for our products decreased, our business and financial condition would suffer. In addition, sales of plant-based protein or meat-alternative products are subject to evolving consumer preferences that we may not be able to accurately predict or respond to. Consumer trends that we believe favor sales of our products could change based on a number of possible factors, including a shift in preference from plant-based protein to animal-based protein products, economic factors and social trends. A significant shift in consumer demand away from our products could reduce our sales or our market share and the prestige of our brand, which would harm our business and financial condition.
Our revenues and earnings may fluctuate as a result of our promotional activities.
We routinely offer sales discounts and promotions through various programs to customers and consumers which may occasionally result in reduced margins. These programs include rebates, temporary on shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We anticipate that, at times, these promotional activities may adversely impact our net revenues and results of operations.
Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.
From time to time, we may be party to various claims and litigation proceedings. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates.
For example, on May 25, 2017, following our termination of our supply agreement with Don Lee Farms, a co-manufacturer, Don Lee Farms filed a lawsuit against us in California state court claiming that we wrongfully terminated the parties’ contract and that we misappropriated their trade secrets principally by sharing with subsequent co-manufacturers the processes for manufacturing our products—processes which they claim to have developed. On July 27, 2017 we filed a cross-complaint, alleging that Don Lee Farms (1) breached the supply agreement, including by failing to provide saleable product, as certain of our products manufactured by Don Lee

Farms were contaminated with salmonella and other foreign objects, and that Don Lee Farms did not take appropriate actions to address these issues; (2) engaged in unfair competition in violation of California’s Unfair Competition Law; and (3) unlawfully converted certain Beyond Meat property, including certain pieces of equipment. In October 2018, Don Lee Farms filed an amended complaint that added ProPortion Foods, LLC (one of Beyond Meat’s current contract manufacturers) as a defendant, principally for claims arising from ProPortion’s alleged use of Don Lee Farms’ alleged trade secrets, and for replacing Don Lee Farms as Beyond Meat’s co-manufacturer. ProPortion filed an answer denying all of Don Lee Farms’ claims and a cross-complaint against Beyond Meat asserting claims of total and partial equitable indemnity, contribution, and repayment. On March 11, 2019, Don Lee Farms filed a second amended complaint to add claims of fraud and negligent misrepresentation against us. On May 30, 2019, the judge denied our motion to dismiss the fraud and negligent misrepresentation claims, allowing the claims to proceed. Trial is currently set for May 18, 2020.
Don Lee Farms is seeking from us and ProPortion unspecified compensatory and punitive damages, declaratory and injunctive relief, including the prohibition of our use or disclosure of the alleged trade secrets, and attorneys’ fees and costs. We are seeking from Don Lee Farms monetary damages, restitution of monies paid to Don Lee Farms, and attorneys’ fees and costs. ProPortion is seeking indemnity, contribution, or repayment from us of any or all damages that ProPortion may be found liable to Don Lee Farms, and attorney’s fees and costs. We believe we were justified in terminating the supply agreement with Don Lee Farms, that we did not misappropriate their alleged trade secrets, that we are not liable for the fraud or negligent misrepresentation alleged in the proposed second amended complaint, that Don Lee Farms is liable for the conduct alleged in our cross-complaint, and that we are not liable to ProPortion for any indemnity, contribution, or repayment, including for any damages or attorney’s fees and costs.
We intend to vigorously defend ourselves against the claims and prosecute our own. However, we cannot assure you that Don Lee Farms or ProPortion will not prevail in all or some of their claims against us, or that we will prevail in some or all of our claims against Don Lee Farms. For example, if Don Lee Farms succeeds in the lawsuit, we could be required to pay damages, including but not limited to contract damages reasonably calculated at what we would have paid Don Lee Farms to produce our products through 2019, the end of the contract term, and Don Lee Farms could also claim some ownership in the intellectual property associated with the production of certain of our products or in the products themselves, and thus claim a stake in the value we have derived and will derive from the use of that intellectual property after we terminated our supply agreement with Don Lee Farms. As another example, we also could be required to pay attorney’s fees and costs incurred by Don Lee Farms or ProPortion.
Even when not merited, the defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could have a material adverse effect on our financial position, cash flows or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.
Legal claims, government investigations or other regulatory enforcement actions could subject us to civil and criminal penalties.
We operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to heightened risk of legal claims, government investigations or other regulatory enforcement actions. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our employees, temporary workers, contractors or agents will not violate our policies and procedures. Moreover, a failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims, government investigations or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our product sales, reputation, financial condition and operating results. In addition, the costs and other effects of defending potential and pending litigation and administrative actions against us may be difficult to determine and could adversely affect our financial condition and operating results.
Failure by our transportation providers to deliver our products on time, or at all, could result in lost sales.
We currently rely upon third-party transportation providers for a significant portion of our product shipments. Our utilization of delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, and employee strikes and inclement weather, which may impact the ability of providers to provide delivery services that adequately meet our shipping needs. We periodically change shipping companies, and we could face logistical difficulties that could adversely affect deliveries. In addition, we could incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those we receive from the third-party transportation providers that we currently use, which in turn would increase our costs and thereby adversely affect our operating results.
Our revenue growth rate and financial performance in recent periods may not be indicative of future performance and such revenue growth rate may slow over time.
We have grown rapidly over the last several years, and therefore, our recent revenue growth rate and financial performance should not be considered indicative of our future performance. From 2017 to 2018, our net revenue growth rate was 170%. In the quarters ended March 30, 2019 and March 31, 2018, our net revenue growth rate was 215%. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth rate in future periods. As we grow our business, our revenue growth rates will slow in future periods due to a number of reasons, which may include increasing competition, market saturation, slowing demand for our offerings, increasing regulatory costs and challenges, and our failure to capitalize on growth opportunities.
Fluctuations in our results of operations for our second and third quarters may impact, and may have a disproportionate effect on our overall financial condition and results of operations.
Our business is subject to seasonal fluctuations that may have a disproportionate effect on our results of operations. Historically, we have realized a higher portion of our net revenues, net income and operating cash flows in our second and third quarters due to weather and related increase in outdoor activities such as barbecues. Any factors that harm our second and third quarters operating results, including disruptions in our supply chain, adverse weather or unfavorable economic conditions, may have a disproportionate effect on our results of operations for the entire year.
Historical quarter-to-quarter and period-over-period comparisons of our sales and operating results are not necessarily indicative of future quarter-to-quarter and period-over-period results. You should not rely on the results of a single quarter or period as an indication of our annual results or our future performance.
Failure to retain our senior management may adversely affect our operations.
Our success is substantially dependent on the continued service of certain members of our senior management, including Ethan Brown, our Chief Executive Officer. These executives have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand, culture and the reputation we enjoy with suppliers, co-manufacturers, distributors, customers and consumers. The loss of the services of any of these executives could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause the price of our common stock to decline. We do not currently carry key-person life insurance for our senior executives.

If we are unable to attract, train and retain employees, we may not be able to grow or successfully operate our business.
Our success depends in part upon our ability to attract, train and retain a sufficient number of employees who understand and appreciate our culture and can represent our brand effectively and establish credibility with our business partners and consumers. If we are unable to hire and retain employees capable of meeting our business needs and expectations, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our employees may adversely affect our business, results of operations and financial condition.
Our employees are employed by a professional employer organization.
We contract with a professional employer organization, or PEO, that administers our human resources, payroll and employee benefits functions. Although we recruit and select our personnel, each of our employees is also an employee of record of the PEO. As a result, our personnel are compensated through the PEO, receive their W-2s from the PEO and are governed by the personnel policies created by the PEO. This relationship permits management to focus on operations and profitability rather than human resource administration, but this relationship also exposes us to some risks. Among other risks, if the PEO fails to adequately withhold or pay employer taxes or to comply with other laws, such as the Fair Labor Standards Act, the Family and Medical Leave Act, the Employee Retirement Income Security Act or state and federal anti-discrimination laws, each of which is outside of our control, we would be liable for such violations, and indemnification provisions with the PEO, if applicable, may not be sufficient to insulate us from those liabilities. Court and administrative proceedings related to these matters could distract management from our business and cause us to incur significant expense. If we were held liable for violations by the PEO, such amounts may adversely affect our profitability and could negatively affect our business and results of operations.
We rely on information technology systems and any inadequacy, failure, interruption or security breaches of those systems may harm our ability to effectively operate our business.
We are dependent on various information technology systems, including, but not limited to, networks, applications and outsourced services in connection with the operation of our business. A failure of our information technology systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and loss of sales, causing our business to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, viruses and security breaches. Any such damage or interruption could have a material adverse effect on our business.
A cybersecurity incident or other technology disruptions could negatively impact our business and our relationships with customers.
We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees, suppliers, co-manufacturers, distributors, customers and consumers. Such uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ information, private information about employees and financial and strategic information about us and our business partners. Further, as we pursue a strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, we will also be expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage all of which could have a material adverse effect on our business, financial condition or results of operations.
Disruptions in the worldwide economy may adversely affect our business, results of operations and financial condition.
Adverse and uncertain economic conditions may impact distributor, retailer, foodservice and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, co-manufacturers, distributors, retailers, foodservice consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. In particular, consumers may reduce the amount of plant-based food products that they purchase where there are conventional animal-based protein offerings, which generally have lower retail prices. In addition, consumers may choose to purchase private label products rather than branded products because they are generally less expensive. Distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailer and foodservice customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.
A major earthquake, tsunami, tornado or other natural disaster could seriously disrupt our entire business.
Our corporate offices and research and development functions are located in El Segundo, California, and our industrial manufacturing facilities are located in Columbia, Missouri. The impact of a major earthquake or tsunami, or both, or other natural disasters in the Los Angeles area, or a tornado or other natural disaster in the Columbia area, on our facilities and overall operations is difficult to predict, but such a natural disaster could seriously disrupt our entire business. Our insurance may not adequately cover our losses and expenses in the event of such a natural disaster. As a result, natural disasters, such as a major earthquake, tsunami or tornado in the Los Angeles or Columbia areas or in areas where our co-manufacturers are located, could lead to substantial losses.
Climate change may negatively affect our business and operations.
There is concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. If such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as Canadian and European yellow peas, mung beans, sunflowers, rice, canola oil and coconut oil. Due to climate change, we may also be subjected to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our manufacturing and distribution operations.
Regulatory Risks
Our operations are subject to FDA governmental regulation and state regulation, and there is no assurance that we will be in compliance with all regulations.
Our operations are subject to extensive regulation by the FDA, and other federal, state and local authorities. Specifically, we are subject to the requirements of the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, labeling and safety of food. Under this program the FDA requires that facilities that manufacture food products comply with a range of requirements, including hazard analysis and preventative controls regulations, current good manufacturing practices, or cGMPs, and supplier verification requirements. Our processing facilities, including those of our co-manufacturers, are subject to periodic inspection by federal, state and local authorities. We do not control the manufacturing processes of, and rely upon, our co-manufacturers for compliance with cGMPs for the manufacturing of our products that is conducted by our co-manufacturers. If we or our co-manufacturers cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the FDA or others, we or they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, could result in our co-manufacturers’ inability to continue manufacturing for us, or could result in a recall of our product that has already been distributed. In addition, we rely upon our co-manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority determines that we or these co-manufacturers have not complied with the applicable regulatory requirements, our business may be materially impacted.
We seek to comply with applicable regulations through a combination of employing internal experience and expert personnel to ensure quality-assurance compliance (i.e., assuring that our products are not adulterated or misbranded) and contracting with third-party laboratories that conduct analyses of products to ensure compliance with nutrition labeling requirements and to identify any potential contaminants before distribution. Failure by us or our co-manufacturers to comply with applicable laws and regulations or maintain permits, licenses or registrations relating to our or our co-manufacturers’ operations could subject us to civil remedies or penalties, including fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of products, or refusals to permit the import or export of products, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material effect on our operating results and business. See “Business—Government Regulation” in the Prospectus.
Changes in existing laws or regulations, or the adoption of new laws or regulations may increase our costs and otherwise adversely affect our business, results of operations and financial condition.
The manufacture and marketing of food products is highly regulated. We, our suppliers and co-manufacturers are subject to a variety of laws and regulations. These laws and regulations apply to many aspects of our business, including the manufacture, packaging, labeling, distribution, advertising, sale, quality and safety of our products, as well as the health and safety of our employees and the protection of the environment.
In the United States, we are subject to regulation by various government agencies, including the FDA, Federal Trade Commission, or FTC, Occupational Safety and Health Administration and the Environmental Protection Agency, as well as various state and local agencies. We are also regulated outside the United States by various international regulatory bodies. In addition, we are subject to certain standards, such as Global Food Safety Initiative, or GFSI, standards and review by voluntary organizations, such as the Council of Better Business Bureaus’ National Advertising Division. We could incur costs, including fines, penalties and third-party claims, because of any violations of, or liabilities under, such requirements, including any competitor or consumer challenges relating to compliance with such requirements. For example, in connection with the marketing and advertisement of our products, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and the consumer protection statutes of some states.
The regulatory environment in which we operate could change significantly and adversely in the future. Any change in manufacturing, labeling or packaging requirements for our products may lead to an increase in costs or interruptions in production, either of which could adversely affect our operations and financial condition. New or revised government laws and regulations could result in additional compliance costs and, in the event of non-compliance, civil remedies, including fines, injunctions, withdrawals, recalls or seizures and confiscations, as well as potential criminal sanctions, any of which may adversely affect our business, results of operations and financial condition. In particular, recent federal, state and foreign attention to the naming of plant-based meat products could result in standards or requirements that mandate changes to our current labeling.
Any changes in applicable laws, regulations or policies of the FDA or U.S. Department of Agriculture, or USDA, state regulators or similar foreign regulatory authorities that relate to the use of the word “meat” in connection with plant-based protein products could adversely affect our business, prospects, results of operations or financial condition.
The FDA and the USDA, state regulators or similar foreign regulatory authorities could take action to impact our ability to use the term “meat” or similar words (such as “beef”) to describe our products. For example, the state of Missouri recently passed a law prohibiting any person engaged in advertising, offering for sale, or sale of food products from misrepresenting a product as meat that is not derived from harvested production livestock or poultry. While the state of Missouri Department of Agriculture clarified its interpretation that products which include prominent disclosure that the product is “made from plants,” or comparable disclosure such as through the use of the phrase “plant-based,” are not misrepresented under the Missouri law, other regulators could always take a different position.
In addition, a food may be deemed misbranded if its labeling is false or misleading in any particular way, and the FDA or other regulators could interpret the use of the term “meat” or any similar phrase(s) to describe our plant-based protein products as false or misleading. Recently, the FDA announced that it will reexamine its enforcement of the standard of identity for milk, the official definition of which involves “lacteal secretion,” which may result in the restriction of the use of the term “milk” to only those products that are animal-based (we note there is no comparable FDA standard of identity for “meat” or other terms that we use to label our products). The USDA has also received a petition from industry requesting that the USDA exclude products not derived from the tissue or flesh of animals that have been harvested in the traditional manner from being labeled and marketed as “meat,” and exclude products not derived from cattle born, raised and harvested in the traditional manner from being labeled and marketed as “beef.” The USDA has not yet responded substantively to this petition, but has indicated that the petition is being considered as a petition for a policy change under the USDA’s regulations. We do not believe that USDA has the statutory authority to regulate plant-based products under the current legislative framework. However, should regulatory authorities take action with respect to the use of the term “meat” or similar terms, such that we are unable to use those terms with respect to our plant-based products, we could be subject to enforcement action or recall of our products marketed with these terms, we may be required to modify our marketing strategy, and our business, prospects, results of operations or financial condition could be adversely affected.
Failure by our suppliers of raw materials or co-manufacturers to comply with food safety, environmental or other laws and regulations, or with the specifications and requirements of our products, may disrupt our supply of products and adversely affect our business.
If our suppliers or co-manufacturers fail to comply with food safety, environmental or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. Additionally, our co-manufacturers are required to maintain the quality of our products and to comply with our product specifications. In the event of actual or alleged non-compliance, we might be forced to find an alternative supplier or co-manufacturer and we may be subject to lawsuits related to such non-compliance by our suppliers and co-manufacturers. As a result, our supply of raw materials or finished inventory could be disrupted or our costs could increase, which would adversely affect our business, results of operations and financial condition. The failure of any co-manufacturer to produce products that conform to our standards could adversely affect our reputation in the marketplace and result in product recalls, product liability claims and economic loss. For example, some of our co-manufacturers also process products with textured vegetable protein, a GMO product, and while we require them to process our products in separate designated quarters in their facilities, cross-contamination may occur and result in genetically modified organisms in our supply chain. Additionally, actions we may take to mitigate the impact of any disruption or potential disruption in our supply of raw materials or finished inventory, including increasing inventory in anticipation of a potential supply or production interruption, may adversely affect our business, results of operations and financial condition.
Risks Related to Our Intellectual Property
We may not be able to protect our proprietary technology adequately, which may impact our commercial success.
Our commercial success depends in part on our ability to protect our intellectual property and proprietary technologies. We rely on a combination of patent protection, where appropriate and available, copyrights, trade secrets and trademarks laws, as well as confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our proprietary technology or permit us to gain or keep any competitive advantage. As of March 30, 2019, we had one issued U.S. patent and 21 pending patent applications, including eight in the United States and 13 international patent applications.

We cannot offer any assurances about which, if any, patents will issue from these applications, the breadth of any such patents, or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or, if applicable in the future, licensed to us could deprive us of rights necessary for the successful commercialization of products that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing (in most cases 18 months after the filing of the priority application), we cannot be certain that we were the first to file on the technologies covered in several of the patent applications related to our technologies or products. Furthermore, a derivation proceeding can be provoked by a third party, or instituted by the U.S. Patent and Trademark Office, or USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.
Patent law can be highly uncertain and involve complex legal and factual questions for which important principles remain unresolved. In the United States and in many international jurisdictions, policy regarding the breadth of claims allowed in patents can be inconsistent and/or unclear. The U.S. Supreme Court and the Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, international courts and governments have made, and will continue to make, changes in how the patent laws in their respective countries are interpreted. We cannot predict future changes in the interpretation of patent laws by U.S. and international judicial bodies or changes to patent laws that might be enacted into law by U.S. and international legislative bodies.
Moreover, in the United States, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, enacted in September 2011, brought significant changes to the U.S. patent system, including a change from a “first to invent” system to a “first to file” system. Other changes in the Leahy-Smith Act affect the way patent applications are prosecuted, redefine prior art and may affect patent litigation. The USPTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act became effective on March 16, 2013. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, which could have a material adverse effect on our business and financial condition.
We may not be able to protect our intellectual property adequately, which may harm the value of our brand.
We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our trademarks, including The Beyond Burger, Beyond Beef, Beyond Chicken, Beyond Meat, Beyond Sausage, Beyond Breakfast Sausage, The Cookout Classic, The Future of Protein and The Future of Protein Beyond Meat, are valuable assets that reinforce our brand and consumers’ favorable perception of our products. We also rely on unpatented proprietary expertise, recipes and formulations and other trade secrets and copyright protection to develop and maintain our competitive position. Our continued success depends, to a significant degree, upon our ability to protect and preserve our intellectual property, including our trademarks, trade dress, trade secrets and copyrights. We rely on confidentiality agreements and trademark, trade secret and copyright law to protect our intellectual property rights.
Our confidentiality agreements with our employees and certain of our consultants, contract employees, suppliers and independent contractors, including some of our co-manufacturers who use our formulations to manufacture our products, generally require that all information made known to them be kept strictly confidential. Nevertheless, trade secrets are difficult to protect. Although we attempt to protect our trade secrets, our confidentiality agreements may not effectively prevent disclosure of our proprietary information and may not provide an adequate remedy in the event of unauthorized disclosure of such information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights against such parties. Further, some of our formulations have been developed by or with our suppliers and co-manufacturers. As a result, we may not be able to prevent others from using similar formulations.
We cannot assure you that the steps we have taken to protect our intellectual property rights are adequate, that our intellectual property rights can be successfully defended and asserted in the future or that third parties will not infringe upon or misappropriate any such rights. In addition, our trademark rights and related registrations may be challenged in the future and could be canceled or narrowed. Failure to protect our trademark rights could prevent us in the future from challenging third parties who use names and logos similar to our trademarks, which may in turn cause consumer confusion or negatively affect consumers’ perception of our brand and products. In addition, if we do not keep our trade secrets confidential, others may produce products with our recipes or formulations. Moreover, intellectual property disputes and proceedings and infringement claims may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether we are successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject us to liabilities, force us to cease use of certain trademarks or other intellectual property or force us to enter into licenses with others. Any one of these occurrences may have a material adverse effect on our business, results of operations and financial condition.
Risks Related to Being a Public Company
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are in the process of upgrading our information technology systems and implementing additional financial and management controls, reporting systems and procedures in order to keep up with the requirements of being a reporting company under the Exchange Act. Additionally, the rapid growth of our operations and the IPO have created a need for additional resources within the accounting and finance functions due to the increasing need to produce timely financial information and to ensure the level of segregation of duties customary for a U.S. public company. We have hired additional resources in the accounting and finance function and continue to reassess the sufficiency of finance personnel in response to these increasing demands and expectations.
If we cease to be an “emerging growth company” as defined in the JOBS Act, commencing with our second annual report on Form 10-K that we will file after becoming a public reporting company, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10‑K filing for that year, as required by Section 404 of the Sarbanes Oxley Act. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404. We cannot be certain that the actions we will be taking to improve our internal controls over financial reporting will be sufficient, or that we will be able to implement our planned processes and procedures in a timely manner.
Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.
We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
For as long as we continue to be an emerging growth company, we also intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
The requirements of being a public company will require us to incur increased costs and may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as related rules adopted by the SEC and the Nasdaq Global Select Market, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the SEC adopted rules and regulations related to corporate governance and executive compensation, such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over a longer period and up to five years following the completion of its initial public offering. We intend to take advantage of this legislation for as long as we are permitted to do so. Once we become required to implement these requirements, we will incur additional compliance-related expenses. Additionally, the SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. We expect the rules and regulations applicable to public companies to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. Furthermore, these rules and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.
Risks Related to Ownership of Our Common Stock
An active trading market may not develop or be sustained following our IPO.
You may not be able to sell your shares quickly or at a recently reported market price if trading in our common stock does not remain active. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
Our share price has been and may continue to be volatile, and you could lose all or part of your investment.
The market price of our common stock following our IPO has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to many factors discussed in this “Risk Factors” section, including:

•	actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;

•	announcements of innovations by us or our competitors;

•	overall conditions in our industry and the markets in which we operate;

•	market conditions or trends in the packaged food sales industry or in the economy as a whole;

•	addition or loss of significant customers or other developments with respect to significant customers;

•	adverse developments concerning our manufacturers or suppliers;

•	changes in laws or regulations applicable to our products;

•	our ability to effectively manage our growth;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research or reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patents, and our ability to obtain intellectual property protection for our products;

•	litigation matters;

•	announcement or expectation of additional financing efforts;

•	our cash position;

•	sales of our common stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our common stock;

•	the expiration of contractual lock-up agreements with our executive officers, directors and stockholders;

•	changes in accounting practices;

•	ineffectiveness of our internal controls;

•	general economic, market and political conditions; and

•	other events or factors, many of which are beyond our control.
Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, tariffs or international currency fluctuations, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
Future sales of our common stock in the public market could cause our share price to fall.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of May 31, 2019, we had outstanding 60,122,797 shares of common stock, of which 49,054,047 shares are currently restricted as a result of lock-up and/or market standoff agreements and will become eligible for sale on October 29, 2019, subject in some cases to the volume limitations applicable to affiliates. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.
We have registered on Form S-8 under the Securities Act an aggregate of 10,752,818 shares of common stock subject to outstanding stock options and unvested restricted stock and shares of common stock reserved for issuance under our 2018 Plan and 2018 Employee Stock Purchase Plan. As a consequence, these shares can be freely sold in the public market upon issuance and vesting, subject to volume limitations applicable to affiliates, the lock-up and/or market stand-off agreements described above and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.
If securities or industry analysts issue an adverse or misleading opinion regarding our business or do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts does not initiate coverage over us, ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model or our stock performance, or if our operating results fail to meet the expectations of the investor community, one or more of the analysts who cover our company may change their recommendations regarding our company, and our stock price could decline.
We have never paid dividends on our capital stock and we do not intend to pay dividends for the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.
We have never declared or paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Accordingly, investors should rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.
Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	providing for a classified board of directors with staggered, three-year terms;

•	authorizing our board of directors to issue preferred stock with voting or other rights or preferences that could discourage a takeover attempt or delay changes in control;

•	prohibiting cumulative voting in the election of directors;

•	providing that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•
prohibiting the adoption, amendment or repeal of our amended and restated bylaws or the repeal of the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors without the required approval of at least 66.67% of the shares entitled to vote at an election of directors;

•	prohibiting stockholder action by written consent;

•	limiting the persons who may call special meetings of stockholders; and

•	requiring advance notification of stockholder nominations and proposals.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, the provisions of Section 203 of the Delaware General Corporate Law, or the DGCL, govern us. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time without the consent of our board of directors.
These and other provisions in our amended and restated certificate of incorporation and our amended and restated bylaws and under Delaware law could discourage potential takeover attempts, reduce the price investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

Insiders have substantial control over us and will be able to influence corporate matters.
Our directors and executive officers and their affiliates and significant stockholders beneficially own, in the aggregate, approximately 28% of our outstanding capital stock as of May 31, 2019. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any of our directors, officers, employees or agents or our stockholders;

•	any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws; and

•	any action asserting a claim against us that is governed by the internal-affairs doctrine;
provided, that with respect to any derivative action or proceeding brought on our behalf to enforce any liability or duty created by the Exchange Act or the rules and regulations thereunder, the exclusive forum will be the federal district courts of the United States of America. Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business. For example, the Court of Chancery of the State of Delaware recently determined that the exclusive forum provision of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be reviewed and ultimately overturned by the Delaware Supreme Court. If the Court of Chancery’s decision were to be overturned, we would enforce the federal district court exclusive forum provision in our amended and restated certificate of incorporation.
Our ability to utilize our federal net operating loss and tax credit carryforwards may be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code.
The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. If we have experienced an ownership change at any time since our incorporation, we may already be subject to limitations on our ability to utilize our existing net operating losses and other tax attributes to offset taxable income. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change and, consequently, Section 382 and 383 limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset such taxable income may be subject to limitations, which could potentially result in increased future income tax liability to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities
During the quarter ended March 30, 2019, we issued and sold an aggregate of 169,583 shares of our common stock to current and former employees and consultants at a weighted average exercise price of $2.16 per share pursuant to exercises of options granted under our 2011 Equity Incentive Plan for aggregate cash consideration of $0.4 million.
The stock options and the common stock issuable upon the exercise of such options were issued under the 2011 Equity Incentive Plan in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.
Use of Proceeds from our Initial Public Offering of Common Stock
On May 1, 2019, our registration statement on Form S-1 (File No. 333-228453) was declared effective by the SEC for our initial public offering. At the closing of the offering on May 6, 2019, we sold 11,068,750 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,443,750 additional shares, at an initial public offering price of $25.00 per share and received gross proceeds of $276.7 million, which resulted in net proceeds to us of approximately $252.5 million, after deducting underwriting discounts and commissions of $19.4 million and estimated offering expenses of approximately $4.8 million. None of the expenses associated with the initial public offering were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Jefferies LLC and William Blair & Company, L.L.C. acted as underwriters for the offering. Because the closing of our initial public offering occurred on May 6, 2019, as of March 30, 2019, we had not yet received the net proceeds from the sale of shares of common stock in our initial public offering and therefore had used none of the proceeds as of March 30, 2019.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.				X
3.2	Amended and Restated Bylaws.				X
4.1	Form of Common Stock Certificate.	S-1/A	3/27/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated as of October 5, 2018, by and among the Registrant and the other parties thereto.	S-1	11/16/2018	4.2
10.1	Standard Industrial/Commercial Single-Tenant Lease, dated as of January 18, 2017, by and between Smoky Hollow Industries, LLC and Registrant with attachments thereto.	S-1	11/16/2018	10.1
10.2	Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire LeMone Revocable Trust dated February 6, 2004 and Registrant and amendment thereto dated November 1, 2017.	S-1	11/16/2018	10.2
10.3	Lease, dated October 12, 2017, by and between LeMone Family Limited Partnership, LLLP and Registrant as amended by the Lease Amendment dated April 18, 2018.	S-1	11/16/2018	10.3
10.4	Amended and Restated Loan and Security Agreement (Revolving Line), dated as of June 27, 2018, by and between Silicon Valley Bank and Registrant.	S-1	11/16/2018	10.4
10.5	Loan and Security Agreement (Term Loan), dated June 27, 2018, by and between Silicon Valley Bank and Registrant.	S-1	11/16/2018	10.5
10.6	First Amendment to Loan and Security Agreement (Term Loan), dated September 27, 2018, by and between Silicon Valley Bank and Registrant.	S-1	11/16/2018	10.6
10.7	Intellectual Property Security Agreement, dated June 27, 2018, by and between Silicon Valley Bank and Registrant (Revolving Line).	S-1	11/16/2018	10.7
10.8	Intellectual Property Security Agreement, dated June 27, 2018, by and between Silicon Valley Bank and Registrant (Term Loan).	S-1	11/16/2018	10.8
10.9	Equipment Loan and Security Agreement, dated September 19, 2018, by and between Ocean II PLO, LLC and Registrant.	S-1	11/16/2018	10.9
10.10	Supply Agreement, dated December 28, 2018, by and between Roquette America, Inc. and Registrant.+	S-1/A	4/15/2019	10.10
10.11	Form of Indemnification Agreement with directors and executive officers.*	S-1/A	1/9/2019	10.11
10.12	2011 Equity Incentive Plan, amended as of April 3, 2019, and related forms of stock award agreements.*	S-1/A	4/15/2019	10.12

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.13	2018 Equity Incentive Plan, and related forms of stock award agreements.*	S-1/A	1/9/2019	10.13
10.14	2018 Employee Stock Purchase Plan.*	S-1/A	1/9/2019	10.14
10.15	Executive Incentive Bonus Plan.*	S-1	11/16/2018	10.15
10.16	Form of Executive Change in Control Severance Agreement.*	S-1	11/16/2018	10.16
10.17	Option Amendment Letter, dated May 11, 2017, by and between Mark J. Nelson and Registrant.*	S-1	11/16/2018	10.17
10.18	Advisor Agreement, dated February 26, 2016, by and between Bernhard van Lengerich and Registrant, as amended on September 5, 2017.*	S-1	11/16/2018	10.18
10.19	Second Amended & Restated Consulting Agreement, dated April 8, 2019, by and between Seth Goldman and Registrant.*	S-1/A	4/15/2019	10.19
10.20	Employment Agreement by and between Registrant and Ethan Brown.*	S-1/A	1/9/2019	10.20
10.21	Master Supply Agreement, dated as of December 21, 2018, between Registrant and PURIS Proteins, LLC.+	S-1/A	4/15/2019	10.21
10.22	Standard Industrial/Commercial Single-Tenant Lease - Net, dated as of February 11, 2019, between GSOB, LLC and Registrant, with attachments thereto.	S-1/A	4/15/2019	10.22
10.23	Amended and restated agreement, dated as of January 18, 2019, between Registrant and Chuck Muth.*	S-1/A	3/27/2019	10.23
10.24	Offer Letter dated, dated April 29, 2017, by and between Registrant and Mark J. Nelson.*	S-1	11/16/2018	10.20
10.25	Offer Letter dated April 29, 2019 with Teri L. Witteman.*	8-K	5/20/2019	10.25
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Report Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
_________________
+ Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
* Indicates management contract or compensatory plan or arrangement.
** This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEYOND MEAT, INC.

Date:	June 12, 2019	By:	/s/ Ethan Brown
Ethan Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 12, 2019	By:	/s/ Mark J. Nelson
Mark J. Nelson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)