Form 10-Q
period 2019-06-29
BEYOND MEAT, INC.
filed 2019-07-29
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
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

(866) 756-4112
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	BYND	The Nasdaq Stock Market, LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                        ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 26, 2019, the registrant had 60,178,252 shares of common stock, $0.0001 par value per share, outstanding.

i

Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the federal securities laws. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the operating results and financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	our estimates of the size of our market opportunities;

•	our ability to effectively manage our growth;

•	our ability to effectively expand our manufacturing and production capacity;

•	our ability to successfully enter new markets, manage our international expansion and comply with any applicable laws and regulations;

•	the effects of increased competition from our market competitors;

•	the success of our marketing efforts and the ability to grow brand awareness and maintain, protect and enhance our brand;

•	our ability to maintain and effectively expand our relationships with key strategic restaurant and foodservice partners;

•	our ability to attract and retain our suppliers, distributors, co-manufacturers and customers;

•	our ability to procure sufficient high quality, raw materials to manufacture our products;

•	the availability of pea protein that meets our standards;

•	real or perceived quality or health issues with our products or other issues that adversely affect our brand and reputation;

•	changes in the tastes and preferences of our consumers;

•	significant disruption in, or breach in security of our information technology systems and resultant interruptions in service and any related impact on our reputation;

•	the attraction and retention of qualified employees and key personnel;

•	the effects of natural or man-made catastrophic events particularly involving our or any of our co-manufacturers’ manufacturing facilities or our suppliers’ facilities;

•	the effectiveness of our internal controls;

•	changes in laws and government regulation affecting our business, including Food and Drug Administration (“FDA”) governmental regulation and state regulation;

•	changes in laws, regulations or policies of governmental agencies or regulators relating to the labeling of our products;

ii

•	the impact of adverse economic conditions;

•	the financial condition of, and our relationships with our suppliers, co-manufacturers, distributors, retailers and foodservice customers;

•	the ability of our suppliers and co-manufacturers to comply with food safety, environmental or other laws or regulations;

•	seasonality;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs and service our indebtedness;

•	economic conditions and their impact on consumer spending;

•	outcomes of legal or administrative proceedings;

•	our, our suppliers’ and our co-manufacturers’ ability to protect our proprietary technology and intellectual property adequately;
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
As used herein, the terms “Beyond Meat,” “we,” “us,” “our” and “the Company” refer to Beyond Meat, Inc., a Delaware corporation.
“Beyond Burger,” “Beyond Beef,” “Beyond Chicken,” “Beyond Meat,” “Beyond Sausage,” “Beyond Breakfast Sausage,” “The Cookout Classic,” “The Future of Protein” and “The Future of Protein Beyond Meat” and design are registered trademarks of Beyond Meat, Inc. in the United States and, in some cases, in certain other countries. All other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders. Solely for convenience, the trademarks and trade names contained herein are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

iii

Part I. Financial Information
ITEM I. FINANCIAL STATMENTS
BEYOND MEAT, INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	June 29, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$276,987	$54,271
Accounts receivable	34,388	12,626
Inventory	42,695	30,257
Prepaid expenses and other current assets	7,726	5,672
Total current assets	361,796	102,826
Property, plant, and equipment, net	34,473	30,527
Other non-current assets, net	792	396
Total assets	$397,061	$133,749
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$27,383	$17,247
Wages payable	1,208	1,255
Accrued bonus	2,157	2,312
Accrued expenses and other current liabilities	3,622	2,391
Short-term borrowings under revolving credit line	6,000	—
Short-term capital lease liabilities	33	44
Stock warrant liability	—	1,918
Total current liabilities	$40,403	$25,167
Long-term liabilities:
Revolving credit line	$—	$6,000
Long-term portion of bank term loan, net	19,543	19,388
Equipment loan, net	4,924	5,000
Capital lease obligations and other long-term liabilities	406	404
Total long-term liabilities	$24,873	$30,792
Commitments and Contingencies (Note 9)

	June 29, 2019	December 31, 2018
Convertible preferred stock:
Series A convertible preferred stock, par value $0.0001 per share—no shares and 3,333,500 shares authorized, issued and outstanding as of June 29, 2019 and December 31, 2018	$—	$2,000
Series B convertible preferred stock, par value $0.0001 per share—no shares and 4,802,260 shares authorized; no shares and 4,680,565 shares issued and outstanding as of June 29, 2019 and December 31, 2018	—	4,999
Series C convertible preferred stock, par value $0.0001 per share—no shares and 8,076,643 shares authorized; no shares and 8,076,636 shares issued and outstanding as of June 29, 2019 and December 31, 2018	—	14,882
Series D convertible preferred stock, par value $0.0001 per share—no shares and 8,713,207 shares authorized; no shares and 8,713,201 shares issued and outstanding as of June 29, 2019 and December 31, 2018	—	24,948
Series E convertible preferred stock, par value $0.0001 per share—no shares and 4,740,531 shares authorized; no shares and 4,701,449 shares issued and outstanding as of June 29, 2019 and December 31, 2018	—	17,214
Series F convertible preferred stock, par value $0.0001 per share—no shares and 4,866,776 shares authorized; no shares and 4,866,758 shares issued and outstanding as of June 29, 2019 and December 31, 2018	—	29,840
Series G convertible preferred stock, par value $0.0001 per share—no shares and 5,140,257 shares authorized; no shares and 5,114,786 shares issued and outstanding as of June 29, 2019 and December 31, 2018	—	55,658
Series H convertible preferred stock, par value $0.0001 per share—no shares and 4,209,693 shares authorized; no shares and 2,075,216 shares issued and outstanding as of June 29, 2019 and December 31, 2018	—	49,999
Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.0001 per share—500,000,000 shares and 58,669,600 shares authorized at June 29, 2019 and December 31, 2018, respectively; 60,167,521 and 6,951,350 shares issued and outstanding at June 29, 2019 and December 31, 2018, respectively	6	1
Additional paid-in capital	477,541	7,921
Accumulated deficit	(145,762)	(129,672)
Total stockholders’ equity (deficit)	$331,785	$(121,750)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$397,061	$133,749

The accompanying notes are an integral part of these unaudited condensed financial statements.

BEYOND MEAT, INC.
Condensed Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net revenues	$67,251	$17,367	$107,457	$30,143
Cost of goods sold	44,510	14,755	73,945	25,474
Gross profit	22,741	2,612	33,512	4,669

Research and development expenses	4,212	2,497	8,710	4,102
Selling, general and administrative expenses	15,515	7,043	26,692	12,780
Restructuring expenses	847	348	1,241	642
Total operating expenses	20,574	9,888	36,643	17,524
Income (loss) from operations	2,167	(7,276)	(3,131)	(12,855)

Other expense, net:
Interest expense	(741)	(28)	(1,474)	(75)
Remeasurement of warrant liability	(11,744)	(130)	(12,503)	(259)
Other income, net	898	38	1,039	97
Total other expense, net	(11,587)	(120)	(12,938)	(237)

Loss before taxes	(9,420)	(7,396)	(16,069)	(13,092)
Income tax expense	21	—	21	—
Net loss	$(9,441)	$(7,396)	$(16,090)	$(13,092)
Net loss per common share—basic and diluted	$(0.24)	$(1.22)	$(0.69)	$(2.21)
Weighted average common shares outstanding—basic and diluted	39,081,359	6,072,319	23,206,203	5,933,806

The accompanying notes are an integral part of these unaudited condensed financial statements.

BEYOND MEAT, INC.
Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	41,562,111	$199,540	6,951,350	$1	$7,921	$(129,672)	$(121,750)
Net loss	—	—	—	—	—	(6,649)	(6,649)
Issuance of common stock through equity incentive plans	—	—	169,583	—	366	—	366
Share-based compensation	—	—	—	—	855	—	855
Balance March 29, 2019	41,562,111	$199,540	7,120,933	$1	$9,142	$(136,321)	$(127,178)
Net loss	—	—	—	—	—	(9,441)	(9,441)
Issuance of common stock pursuant to the initial public offering, net of issuance costs of $4.9 million	—	—	11,068,750	1	252,452	—	252,453
Issuance of common stock upon conversion of convertible preferred stock	(41,562,111)	(199,540)	41,562,111	4	199,536	—	199,540
Issuance of common stock upon exercise of common stock warrants	—	—	214,875	—	—	—	—
Reclassification of warrant liability to additional paid-in capital in connection with the initial public offering	—	—	—	—	14,421	—	14,421
Issuance of common stock through equity incentive plans	—	—	200,852	—	167	—	167
Share-based compensation	—	—	—	—	1,823	—	1,823
Balance at June 29, 2019	—	$—	60,167,521	$6	$477,541	$(145,762)	$331,785

	Preferred Stock		Common Stock		Additional Paid-in Capital	Loans to Related Parties	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	39,361,211	$148,194	5,724,506	$1	$4,823	$(951)	$(99,786)	$(95,913)
Net loss	—	—	—	—	—	—	(5,696)	(5,696)
Issuance of common stock through equity incentive plans	—	—	92,310	—	88	—	—	88
Share-based compensation	—	—	—	—	260	—	—	260
Issuance of Series G preferred stock, net of issuance costs of $7	112,945	1,228	—	—	—	—	—	—
Balance at March 31, 2018	39,474,156	$149,422	5,816,816	$1	$5,171	$(951)	$(105,482)	$(101,261)
Net loss	—	—	—	—	—	—	(7,396)	(7,396)
Issuance of common stock through equity incentive plans	—	—	624,411	—	783	—	—	783
Share-based compensation	—	—	—	—	450	—	—	450
Issuance of Series G preferred stock, net of issuance costs of $19	12,739	121	—	—	.	—	—	—
Balance at June 30, 2018	39,486,895	$149,543	6,441,227	$1	$6,404	$(951)	$(112,878)	$(107,424)
The accompanying notes are an integral part of these unaudited condensed financial statements.

BEYOND MEAT, INC.
Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net loss	$(16,090)	$(13,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,957	1,620
Share-based compensation expense	2,678	710
Amortization of debt issuance costs	78	35
Change in preferred and common stock warrant liabilities	12,503	259
Net change in operating assets and liabilities:
Accounts receivables	(21,762)	(2,788)
Inventories	(12,438)	(6,178)
Prepaid expenses and other assets	(2,131)	(154)
Accounts payable	9,799	6,623
Accrued expenses and other current liabilities	1,028	259
Long-term liabilities	12	39
Net cash used in operating activities	$(22,366)	$(12,667)
Cash flows used in investing activities:
Purchases of property, plant and equipment	$(7,502)	$(9,973)
Proceeds from sale of fixed assets	232	—
Purchases of property, plant and equipment held for sale	(3,121)	—
Payment of security deposits	(487)	(60)
Net cash used in investing activities	$(10,878)	$(10,033)
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to the initial public offering, net of issuance costs	$255,448	$—
Proceeds from Series G preferred stock offering, net of offering costs	—	1,350
Proceeds from bank term loan borrowing	—	10,000
Repayments on revolving credit line	—	(2,500)
Repayment on term loan	—	(1,000)
Repayment of Missouri Note	—	(1,450)
Payments of capital lease obligations	(21)	(117)
Proceeds from exercise of stock options	533	871
Net cash provided by financing activities	$255,960	$7,154
Net increase (decrease) in cash and cash equivalents	$222,716	$(15,546)
Cash and cash equivalents at the beginning of the period	54,271	39,035
Cash and cash equivalents at the end of the period	$276,987	$23,489
(continued on next page)

	Six Months Ended
	June 29, 2019	June 30, 2018
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,445	$63
Taxes	$21	$3
Non-cash investing and financing activities:
Capital lease obligations for the purchase of property, plant and equipment	$—	$85
Issuance of convertible preferred stock warrants in connection with debt	$—	$248
Non-cash additions to property, plant and equipment	$1,003	$1,656
Deferred offering costs, accrued not yet paid	$578	$64
Non-cash additions to property, plant and equipment held for sale	$646	$—
Reclassification of warrant liability to additional paid-in capital in connection with the initial public offering	$14,421	$—
Conversion of convertible preferred stock to common stock upon initial public offering	$199,540	$—
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
The Company’s primary production facilities are located in Columbia, Missouri, and research and development and administrative offices are located in El Segundo, California. In addition to its own production facilities, the Company uses co-manufacturers in various locations in the United States to manufacture its products. In May 2019, the Company partnered with one of its distributors to co-manufacture the Company’s products at a new manufacturing facility being constructed by this distributor in the Netherlands for estimated completion in 2020.
The Company sells to a variety of customers in the retail and foodservice channels throughout the United States and internationally through brokers and distributors. All of the Company’s long-lived assets are located in the United States.
Initial Public Offering
On May 6, 2019, the Company completed its initial public offering (“IPO”) of common stock, in which it sold 11,068,750 shares, including 1,443,750 shares pursuant to the underwriters’ over-allotment option. The shares began trading on the Nasdaq Global Select Market on May 2, 2019. The shares were sold at an IPO price of $25.00 per share for net proceeds of approximately $252.4 million, after deducting underwriting discounts and commissions of $19.4 million and offering expenses of approximately $4.9 million payable by the Company. Upon the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 41,562,111 shares of common stock on a one-for-one basis, and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for a total of 160,767 shares of common stock.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2019 or for any other interim period or for any other future fiscal year. These condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the prospectus dated May 1, 2019 filed with the SEC on May 3, 2019 (the “Prospectus”). The condensed balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date. There have been no material changes in the Company’s significant accounting policies from those that were disclosed in the Prospectus, except as noted below.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

Fiscal Year
The Company operates on a fiscal calendar year, and each interim quarter is comprised of one 5-week period and two 4-week periods, with each week ending on a Saturday. The Company’s fiscal year always begins on January 1 and ends on December 31. As a result, the Company’s first and fourth fiscal quarters may have more or fewer days included than a traditional 91-day fiscal quarter.
Management’s Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company include trade promotion accruals; useful lives of property, plant and equipment; valuation of deferred tax assets; valuation of inventory; and the valuation of the fair value of common stock and preferred stock used to determine stock compensation expense and in the remeasurement of warrants and liabilities. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates and such differences may be material to the condensed financial statements.
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
Deferred Offering Costs
Offering costs, consisting primarily of legal, accounting, printing and filing services, and other direct fees and costs related to the IPO, were capitalized and offset against proceeds upon the consummation of the IPO. Total IPO issuance costs were $4.9 million, of which $2.4 million was incurred and paid as of December 31, 2018 and an additional $1.9 million was incurred and paid as of June 29, 2019.  Approximately $0.6 million of IPO issuance costs incurred in the six months ended June 29, 2019 remained unpaid in accounts payable as of June 29, 2019.
Stock Warrant Liability
The Company accounts for freestanding warrants to purchase shares of its convertible preferred stock or common stock as a liability, as the underlying shares of convertible preferred stock and common stock are contingently redeemable and, therefore, may obligate the Company to transfer assets at some point in the future. The warrants were recorded at fair value upon issuance and are subject to remeasurement at each balance sheet date. Any change in fair value is recognized in the condensed statements of operations in Total other expense, net.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

Prior to the IPO, the Company had outstanding warrants to purchase an aggregate of 60,002 shares of its common stock at an exercise price of $3.00 per share, 121,694 shares of its Series B convertible preferred stock at an exercise price of $1.07 per share and 39,073 shares of its Series E convertible preferred stock at an exercise price of $3.68 per share. On May 6, 2019, in connection with the IPO, the warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for a total of 160,767 shares of common stock at the same respective exercise price per share. Subsequent to the closing of the IPO, all outstanding warrants to purchase shares of common stock were cashless exercised.
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
The Company had no financial instruments measured at fair value on a recurring basis as of June 29, 2019. Prior to the IPO, the stock warrant liability was measured at fair value using Level 3 inputs upon issuance and at each reporting date. Inputs used to determine the estimated fair value of the warrant liability as of the valuation date included expected term of the warrants, the risk-free interest rate, volatility, and the fair value of underlying shares.
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis based on the fair value hierarchy as of December 31, 2018 (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Preferred stock warrant liability	$—	$—	$1,441	$1,441
Common stock warrant liability	—	—	477	477
Total	$—	$—	$1,918	$1,918

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

The following table sets forth a summary of the changes in the fair value of the preferred and common stock warrant liabilities:

	For the Six Months Ended
(in thousands)	June 29, 2019	June 30, 2018
Beginning balance	$1,918	$550
Fair value of warrants issued during the period	—	248
Change in fair value of warrant liability	12,503	259
Reclassification of warrant liability to additional paid-in capital in connection with the IPO	(14,421)	—
Ending balance	$—	$1,057

The Company remeasured and reclassified the common stock warrant liability to additional paid-in-capital in connection with the IPO. Subsequent to the closing of the IPO, all outstanding warrants to purchase shares of common stock were cashless exercised and no warrants were outstanding as of June 29, 2019.
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
Revenue is measured as the amount of consideration the Company expects to receive in exchange for fulfilling the performance obligation. Sales and other taxes the Company collects concurrent with the sale of products are excluded from revenue. The Company's normal payment terms vary by the type and location of its customers and the products offered. The time between invoicing and when payment is due is not significant. None of the Company's contracts as of June 29, 2019 contain a significant financing component.
The Company routinely offers sales discounts and promotions through various programs to its customers and consumers. These programs include rebates, temporary on shelf price reductions, off invoice discounts, retailer advertisements, and other trade activities. Provision for discounts and incentives are recorded in the same period in which the related revenues are recognized. At the end of each accounting period, the Company recognizes a liability for estimated sales discounts that have been incurred but not paid which totaled $1.1 million and $0.8 million as of June 29, 2019 and December 31, 2018, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. The incremental cost to obtain contracts was not material.
The Company’s net revenues by platform and channel are included in the tables below:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net revenues:
Gross Fresh Platform	$67,722	$15,119	$106,528	$24,715
Gross Frozen Platform	5,639	4,506	10,151	9,254
Less: Discounts	(6,110)	(2,258)	(9,222)	(3,826)
Net revenues	$67,251	$17,367	$107,457	$30,143

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net revenues:
Retail	$34,120	$11,684	$53,699	$20,972
Restaurant and Foodservice	33,131	5,683	53,758	9,171
Net revenues	$67,251	$17,367	$107,457	$30,143

Two distributors accounted for approximately 22% and 20%, respectively, of the Company’s gross revenues in the three months ended June 29, 2019; and three distributors accounted for approximately 39%, 15% and 15%, respectively, of the Company’s gross revenues in the three months ended June 30, 2018. Two distributors accounted for approximately 22% and 21%, respectively, of the Company’s gross revenues in the six months ended June 29, 2019; and three distributors accounted for approximately 37%, 15% and 13%, respectively, of the Company’s gross revenues in the six months ended June 30, 2018.
Approximately 12% of the Company’s net revenues in the three months ended June 29, 2019 was from international sales excluding sales in Canada as compared to approximately 3% in the three months ended June 30, 2018. Approximately 13% of the Company’s net revenues in the six months ended June 29, 2019 was from international sales excluding sales in Canada as compared to approximately 2% in the six months ended June 30, 2018. Net revenues from sales to the Canadian market are included with net revenues from sales to the United States market.
Shipping and Handling Costs
Outbound shipping and handling costs included in selling, general and administrative (“SG&A”) expenses in the three months ended June 29, 2019 and June 30, 2018 were $2.6 million and $1.8 million, respectively, and in the six months ended June 29, 2019 and June 30, 2018 were $3.9 million and $2.8 million, respectively.
Earnings (Loss) Per Share
Earnings (loss) per share (“EPS”) represents net income attributable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS represents net income attributable to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of potential common shares outstanding during the period. Such potential common shares include options, restricted stock units (“RSUs”), warrants and

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

convertible preferred stock. In periods when the Company records net loss, potential common shares are excluded in the computation of EPS because their inclusion would be anti-dilutive. See Note 11.
Related-Party Transactions
Seth Goldman
The Company entered into a consulting agreement with Seth Goldman, the Company’s Executive Chair, on March 2, 2016, which was amended and restated on November 15, 2018 and further amended on April 8, 2019. Pursuant to the consulting agreement, the Company will pay Mr. Goldman $20,210.33 per month for services rendered under the consulting agreement and, on the date of each annual meeting of the Company’s stockholders after which Mr. Goldman’s non-employee service on the board of directors will continue, the Company has agreed to grant Mr. Goldman a restricted stock unit award under the 2018 Equity Incentive Plan (the “Plan”), having a grant date fair value of $105,000. Each restricted stock unit grant will vest based on continued service in equal monthly installments over the 12-month period following the grant date, provided it will vest in full immediately prior to, and contingent upon, a change in control of the company.
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
Donald Thompson
In the six months ended June 30, 2018, the Company incurred consulting costs payable to a company associated with Donald Thompson, a member of the Company’s Board of Directors, in the amount of $47,162. The Company did not incur any such consulting costs in the six months ended June 29, 2019.
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

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

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
Note 3. Restructuring
In May 2017, management approved a plan to terminate the Company’s exclusive supply agreement (the “Agreement”) with one of its co-manufacturers, due to non-performance under the Agreement and on May 23, 2017, the Company notified the co-manufacturer of its decision to terminate the Agreement. In the three months ended June 29, 2019 and June 30, 2018, the Company recorded $0.8 million and $0.3 million, respectively, in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. In the six months ended June 29, 2019 and June 30, 2018, the Company recorded $1.2 million and $0.6 million, respectively, in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. See Note 9 for further information. As of June 29, 2019 and December 31, 2018, there were no accrued unpaid liabilities associated with this contract termination.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

Note 4. Inventories
Major classes of inventory were as follows:

(in thousands)	June 29, 2019	December 31, 2018
Raw materials and packaging	$25,047	$13,756
Work in process	5,635	2,517
Finished goods	12,013	13,984
Total	$42,695	$30,257

Note 5. Property, Plant and Equipment
Property, plant, and equipment are stated at cost and capital lease assets are included. A summary of property, plant, and equipment as of June 29, 2019 and December 31, 2018, is as follows:

(in thousands)	June 29, 2019	December 31, 2018
Manufacturing equipment	$29,783	$25,314
Research and development equipment	7,373	6,088
Leasehold improvements	7,337	7,080
Capital leases	883	882
Software	183	60
Furniture and fixtures	364	195
Vehicles	210	210
Assets not yet placed in service	4,970	3,374
Total property, plant and equipment	$51,103	$43,203
Less: accumulated depreciation and amortization	16,630	12,676
Property, plant and equipment, net	$34,473	$30,527

Depreciation and amortization expense for the three months ended June 29, 2019 and June 30, 2018, was $2.1 million and $0.9 million, respectively. Of the total depreciation and amortization expense in the three months ended June 29, 2019 and June 30, 2018, $1.4 million and $0.7 million, respectively, were recorded in cost of goods sold and $0.6 million and $0.2 million, respectively, were recorded in research and development expenses, and $12,000 and $0, respectively, were recorded in SG&A expenses, in the Company’s condensed statements of operations.
Depreciation and amortization expense for the six months ended June 29, 2019 and June 30, 2018, was $4.0 million and $1.6 million, respectively. Of the total depreciation and amortization expense in the six months ended June 29, 2019 and June 30, 2018, $2.8 million and $1.3 million, respectively, were recorded in cost of goods sold and $1.1 million and $0.3 million, respectively, were recorded in research and development expenses, and $22,000 and $0, respectively, were recorded in SG&A expenses, in the Company’s condensed statements of operations.
The Company has $4.2 million and $1.0 million in property, plant and equipment concluded to meet the criteria for assets held for sale on the condensed balance sheets as of June 29, 2019 and December 31, 2018, respectively. The Company expects to sell such assets in 2019 for amounts that approximate book value.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

Note 6. Debt
The Company’s debt balances are detailed below:

(in thousands)	June 29, 2019	December 31, 2018
2018 Revolving Credit Facility (defined below)	$6,000	$6,000
2018 Term Loan Facility (defined below)	20,000	20,000
Equipment financing loan	5,000	5,000
Debt issuance costs	(533)	(612)
Total debt outstanding	$30,467	$30,388
Less: current portion of long-term debt	6,000	—
Long-term debt	$24,467	$30,388

The Company records debt issuance costs as a reduction of carrying value of the debt in the accompanying condensed balance sheets. Debt issuance costs, net of amortization, totaled $0.5 million and $0.6 million as of June 29, 2019 and December 31, 2018, respectively. Debt issuance costs are amortized as interest expense over the term of the loan for which amortization of $20,000 and $26,000 was recorded during the three months ended June 29, 2019 and June 30, 2018, respectively, and $78,000 and $35,000 was recorded during the six months ended June 29, 2019 and June 30, 2018, respectively.
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
The 2018 Term Loan Facility and the 2018 Revolving Credit Facility (the “SVB Credit Facilities,”) contain customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB Credit Facilities are secured by a blanket lien on all of the Company’s personal property assets. The SVB Credit Facilities also contain customary affirmative covenants, including delivery of audited financial statements. The Company was in compliance with the covenants in the SVB Credit Facilities as of June 29, 2019.
As of June 29, 2019 and December 31, 2018, the Company had $6.0 million and $20.0 million in borrowings on the 2018 Revolving Credit Facility and 2018 Term Loan Facility, respectively, and had no availability to borrow under either of these loan facilities. In the three months ended June 29, 2019 and June 30, 2018, the Company incurred $0.5 million and $22,000, respectively, in interest expense related to the SVB credit facilities. In the six months ended June 29, 2019 and June 30, 2018, the Company incurred $1.1 million and $40,000, respectively, in interest expense related to the SVB credit facilities. The interest rates on the 2018 Revolving Credit Facility and the 2018 Term Loan Facility at June 29, 2019 were 6.25% and 9.50%, respectively.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

Equipment Loan Facility
The Company had $5.0 million in borrowings outstanding as of June 29, 2019 and December 31, 2018 under the equipment loan facility. The interest rate on the equipment loan facility at June 29, 2019 and December 31, 2018 was 11.75% and 11.5%, respectively. For the three months ended June 29, 2019 and June 30, 2018, the Company recorded $0.2 million and $0, respectively, in interest expense related to the equipment loan facility. For the six months ended June 29, 2019 and June 30, 2018, the Company recorded $0.3 million and $0, respectively, in interest expense related to the equipment loan facility. The Company was in compliance with the covenants contained in the equipment loan facility as of June 29, 2019.
Warrant Liabilities
In connection with its financing arrangements, the Company issued warrants to purchase shares of its convertible preferred stock. For one of the financing arrangements, the Company issued warrants to purchase 121,694 shares of Series B convertible preferred stock at an exercise price of $1.07 per share. For a separate financing arrangement, the Company issued warrants to purchase 39,073 shares of Series E convertible preferred stock at an exercise price of $3.68 per share. In connection with the Company’s refinancing of its credit facilities with SVB, the Company issued to SVB and its affiliates warrants to purchase an aggregate of 60,002 shares of its common stock at an exercise price of $3.00 per share. Upon the closing of the IPO, the warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for a total of 160,767 shares of common stock at the same respective exercise price per share. Subsequent to the closing of the IPO, all outstanding warrants to purchase shares of common stock were cashless exercised and no warrants were outstanding as of June 29, 2019. See Note 2 for further information on the warrant liabilities.
Note 7. Stockholders’ Equity (Deficit) and Convertible Preferred Stock
Upon the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 41,562,111 shares of common stock on a one-for-one basis. On May 6, 2019, the Company filed an Amended and Restated Certificate of Incorporation authorizing the Company to issue 500,000,000 shares of common stock, $0.0001 par value per share, and 500,000 shares of undesignated preferred stock, $0.0001 par value per share, with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares. As of June 29, 2019, the Company had 60,167,521 shares of common stock issued and outstanding.
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

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

The remaining shares available for issuance under the 2011 Plan were added to the shares reserved for issuance under the 2018 Plan.
The 2018 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Company’s employees, directors, and consultants. The maximum aggregate number of shares that may be issued under the 2018 Plan is 14,482,356 shares of the Company’s common stock. In addition, the number of shares reserved for issuance under the 2018 Plan will be increased automatically on the first day of each fiscal year beginning with the 2020 fiscal year, by a number equal to the least of: (i) 2,144,521 shares; (ii) 4.0% of the shares of common stock outstanding on the last day of the prior fiscal year; or (iii) such number of shares determined by the Company’s Board of Directors.
The 2018 Plan may be amended, suspended or terminated by the Company’s Board of Directors at any time, provided such action does not impair the existing rights of any participant, subject to stockholder approval of any amendment to the 2018 Plan as required by applicable law or listing requirements. Unless sooner terminated by the Company’s Board of Directors, the 2018 Plan will automatically terminate on November 14, 2028.
The following grants were made pursuant to the 2018 Plan in the six months ended June 29, 2019: (i) options to purchase 264,033 shares of common stock were granted to certain employees on April 3, 2019, having an exercise price of $20.02 per share, (ii) options to purchase (A) 1,000,000 shares of common stock were granted to executive officers on April 18, 2019, (B) 48,999 shares of common stock were granted to certain employees on April 29, 2019, and (C) 50,000 shares of common stock were granted to certain executive officers on May 1, 2019, in each case to be effective upon and subject to the effectiveness of the registration statement relating to the Company’s IPO and having an exercise price equal to the IPO price of $25.00 per share, (iii) awards covering 99,433 shares of restricted stock were granted to nonemployees on April 18, 2019 at a purchase price of $0.01 per share to be issued upon payment of the purchase price, (iv) an option to purchase 125,000 shares of common stock was granted to an executive officer on June 10, 2019, having an exercise price of $168.10 per share, and (v) 70,360 RSUs with a grant date fair value of $168.10 were granted to certain employees on June 10, 2019.
As of June 29, 2019 and December 31, 2018, there were 6,245,103 and 5,120,293 shares, respectively, issuable under stock options outstanding, 70,360 and 0 shares, respectively, issuable under RSUs outstanding, 4,705,766 and 4,335,331 shares, respectively, issued for stock option exercises and restricted stock grants, and 3,437,794 and 6,859 shares, respectively, available for grants under the 2018 Plan.
Stock Options
Option grants in the six months ended June 29, 2019 vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

The following table summarizes the Company’s stock option activity during the six months ended June 29, 2019:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2018	5,120,293	$3.13	7.3	$81,371
Granted	1,488,032	$36.14	—	$—
Exercised	(294,335)	$1.81	—	$7,328
Cancelled/Forfeited	(68,887)	$7.02	—	$—
Outstanding at June 29, 2019	6,245,103	$11.01	7.5	$935,616
Vested and exercisable at June 29, 2019	3,091,340	$1.26	5.8	$492,807
Vested and expected to vest at June 29, 2019	4,419,185	$5.48	6.7	$686,118
__________
(1) Aggregate intrinsic value is calculated as the difference between the value of common stock on the transaction date and the exercise price multiplied by the number of shares issuable under the stock option.
During the three months ended June 29, 2019 and June 30, 2018, the Company recorded in aggregate $1.2 million and $0.5 million, respectively, of share-based compensation expense related to options issued to employees and nonemployees. During the six months ended June 29, 2019 and June 30, 2018, the Company recorded in aggregate $1.8 million and $0.7 million, respectively, of share-based compensation expense related to options issued to employees and nonemployees. The share-based compensation expense is included in cost of goods sold and SG&A expenses in the Company’s condensed statements of operations.
As of June 29, 2019 and December 31, 2018, there was $9.5 million and $2.4 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over 3.5 years and 2.9 years, respectively.
Restricted Stock Units
RSU grants in the six months ended June 29, 2019 vest 25% of the total award on the first anniversary of the grant date, and thereafter ratably vesting quarterly over the remaining three years of the award.
The following table summarizes the Company’s RSU activity during the six months ended June 29, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2019	—	$—
Granted	70,360	$168.10
Unvested at June 29, 2019	70,360	$168.10

During the three months ended June 29, 2019 and June 30, 2018, the Company recorded in aggregate $89,000 and $0, respectively, of share-based compensation expense related to RSUs granted

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

to employees. During the six months ended June 29, 2019 and June 30, 2018, the Company recorded in aggregate $89,000 and $0, respectively, of share-based compensation expense related to RSUs granted to employees. The share-based compensation expense is included in cost of goods sold and SG&A expenses in the Company’s condensed statements of operations.
As of June 29, 2019 and December 31, 2018, there was $2.9 million and $0 in unrecognized compensation expense related to nonvested RSUs which is expected to be recognized over 3.9 years.
Restricted Stock to Nonemployees
In April 2019, the Company’s Board of Directors approved the issuance of 99,433 shares of restricted stock with a fair value of $20.02 per share and a purchase price of $0.01 per share to nonemployees serving as the Company’s brand ambassadors. The Company has the right to repurchase the unvested shares upon a voluntary or involuntary termination of a brand ambassador’s service; however, as shares vest monthly over 24 months, they are being released from the repurchase option (and all such shares will be released from the repurchase option by May 18, 2021).
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
The following table summarizes the Company’s restricted stock activity during the six months ended June 29, 2019:

	Number of Shares of Restricted Stock	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2018	100,127	1.6	$17.03
Granted	99,433	—	$20.02
Vested/Released	(35,667)	—	$—
Unvested at June 29, 2019	163,893	1.8	$19.46

As of June 29, 2019, 140,560 shares of restricted stock had been purchased by nonemployee brand ambassadors which remained subject to vesting requirements and repurchase pursuant to restricted stock purchase agreements.
During the three and six months ended June 29, 2019, the Company recorded in aggregate $0.5 million and $0.8 million, respectively, of share-based compensation expense related to restricted stock issued to nonemployee brand ambassadors, which is included in SG&A expenses in the Company’s condensed statements of operations. During the three and six months ended June 30, 2018, the Company recorded no share-based compensation expense related to restricted stock issued to nonemployee brand ambassadors.
As of June 29, 2019, there was $3.0 million in unrecognized compensation expense related to nonvested restricted stock, which is expected to be recognized over 1.8 years.
Employee Stock Purchase Plan
On November 15, 2018, the Company’s Board of Directors adopted its 2018 Employee Stock Purchase Plan (“2018 ESPP”), which was subsequently approved by the Company’s stockholders and

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

became effective on April 30, 2019, the day immediately prior to the effectiveness of the registration statement filed in connection with the IPO. The 2018 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code (the “Code”) for U.S. employees. In addition, the 2018 ESPP authorizes grants of purchase rights that do not comply with Section 423 of the Code under a separate non-423 component for non-U.S. employees and certain non-U.S. service providers. The Company has reserved 804,195 shares of common stock for issuance under the 2018 ESPP. In addition, the number of shares reserved for issuance under the 2018 ESPP will be increased automatically on the first day of each fiscal year for a period of up to ten years, starting with the 2020 fiscal year, by a number equal to the least of: (i) 536,130 shares; (ii) 1% of the shares of common stock outstanding on the last day of the prior fiscal year; or (iii) such lesser number of shares determined by the Company’s Board of Directors. The 2018 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the 2018 ESPP.
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
Purchase Commitments
As of June 29, 2019, the Company had committed to purchase pea protein inventory totaling $28.4 million.
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
In October 2018, the former co-manufacturer filed an amended complaint that added one of the Company’s current contract manufacturers as a defendant, principally for claims arising from the current contract manufacturer’s alleged use of the former co-manufacturer’s alleged trade secrets, and for replacing the former co-manufacturer as one of the Company’s current co-manufacturers. The current co-manufacturer filed an answer denying all of the former co-manufacturer’s claims, and a cross-complaint against Beyond Meat asserting claims of total and partial equitable indemnity, contribution, and repayment. On March 11, 2019, the former co-manufacturer filed a second amended complaint to add claims of fraud and negligent misrepresentation against the Company. On May 30, 2019, the judge denied the Company’s motion to dismiss the fraud and negligent misrepresentation claims, allowing the claims to proceed. On June 19, 2019, the Company filed an answer denying the former co-manufacturer’s claims.  A trial date has been set for May 18, 2020. At this time the Company cannot reasonably estimate the potential liability associated with this litigation, but believes the final resolution of this litigation will not have a material adverse effect on its financial position, results of operations, or cash flows.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

The Company is involved in various legal proceedings, claims, and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its financial statements.

Note 10. Income Taxes
For the six months ended June 29, 2019 and June 30, 2018, the Company recorded $21,000 and $0 in income tax expense in its condensed statements of operations.
The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the U.S. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against substantially all deferred tax assets. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.
As of June 29, 2019, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with respect to net operating loss and credit carryforwards.

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
The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, RSUs, common stock warrants and securities such as convertible preferred stock and convertible preferred stock warrants that were issued and outstanding before the Company’s IPO, are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive. Basic and diluted net loss per common share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been antidilutive. At June 29, 2019 and June 30, 2018, 6,559,565 shares and 5,296,339 shares, respectively, were excluded from the dilution calculation because their inclusion would have been antidilutive.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Numerator:
Net loss	$(9,441)	$(7,396)	$(16,090)	$(13,092)
Denominator:
Weighted average common shares outstanding—basic	39,081,359	6,072,319	23,206,203	5,933,806
Dilutive effect of stock equivalents resulting from stock options, RSUs, common stock warrants, preferred stock warrants and convertible preferred stock (as converted)	—	—	—	—
Weighted average common shares outstanding—diluted	39,081,359	6,072,319	23,206,203	5,933,806
Net loss per common share—basic and diluted	$(0.24)	$(1.22)	$(0.69)	$(2.21)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. “Risk Factors” and “ Note Regarding Forward-Looking Statements” included elsewhere in this report. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the related notes and other financial information included elsewhere in this quarterly report and our audited financial statements and notes thereto included in the prospectus dated May 1, 2019 filed with the Securities and Exchange Commission (“SEC”) on May 3, 2019 (the “Prospectus”). The interim results for the three and six months ended June 29, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2019 or for any other interim period or for any other future fiscal year.
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
We sell a range of plant-based products across the three main meat platforms of beef, pork and poultry. They are offered in ready-to-cook formats (primarily merchandised in the meat case), which we refer to as our “fresh” platform, and ready-to-heat formats (merchandised in the freezer), which we refer to as our “frozen” platform. Our products are currently available in approximately 53,000 points of distribution primarily in the United States and Canada as well as several other countries, across mainstream grocery, mass merchandiser and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools.
On May 6, 2019, we completed our initial public offering (“IPO”) of common stock, in which we sold 11,068,750 shares, including 1,443,750 shares pursuant to the underwriters’ over-allotment option. The shares began trading on the Nasdaq Global Select Market on May 2, 2019. The shares were sold at an IPO price of $25.00 per share for net proceeds of approximately $252.4 million, after deducting underwriting discounts and commissions of $19.4 million and offering expenses of approximately $4.9 million payable by us. Upon the closing of the IPO, all outstanding shares of our convertible preferred stock automatically converted into 41,562,111 shares of common stock on a one-for-one basis, and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for 160,767 shares of common stock.
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
We continue to experience substantial growth in net revenues over the prior periods. The following factors and trends in our business have driven net revenue growth over this period and are expected to be key drivers of our net revenue growth for the foreseeable future:

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
Net revenues from sales in our retail channel increased by 192.0% in the three months ended June 29, 2019 to $34.1 million from $11.7 million in the three months ended June 30, 2018. Net revenues from sales in our restaurant and foodservice channel increased by 483.0% in the three months ended June 29, 2019 to $33.1 million from $5.7 million in the three months ended June 30, 2018.
Net revenues from sales in our retail channel increased by 156.1% in the six months ended June 29, 2019 to $53.7 million from $21.0 million in the six months ended June 30, 2018. Net revenues from sales in our restaurant and foodservice channel increased by 486.2% in the six months ended June 29, 2019 to $53.8 million from $9.2 million in the three months ended June 30, 2018. We expect further growth in both channels as we increase our production capacity in response to demand and add new customers.
We distribute our products internationally, using distributors in Australia, Chile, the European Union, Hong Kong, Ireland, Israel, the Middle East, New Zealand, the Philippines, Singapore, South Africa, South Korea, Taiwan and the United Kingdom. Our international net revenues (excluding revenues from Canada) are included in our restaurant and foodservice channel and were approximately 12% and 3%, respectively, of our net revenues in the three months ended June 29, 2019 and June 30, 2018 and were approximately 13% and 2%, respectively, of our net revenues in the six months ended June 29, 2019 and June 30, 2018. All of our long-lived assets are in the United States and we have no long-lived assets in any international locations. Net revenues from sales to the Canadian market are included with net revenues from sales to the United States market.
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
Gross margin improved by 1,880 basis points to 33.8% in the three months ended June 29, 2019 from 15.0% in the three months ended June 30, 2018. Gross margin improved by 1,570 basis points to 31.2% in the six months ended June 29, 2019 from 15.5% in the six months ended June 30, 2018. Gross margin benefited from an increase in the amount of products sold, improved production efficiencies and from a greater proportion of revenues from products in our fresh platform which have a higher net selling price per pound. As we continue to expand production and are able to increase manufacturing efficiency and leverage the cost of our fixed production and staff costs, we expect to increase our gross margin. We also expect to continue to increase gross margin through ingredient cost savings achieved through scale of purchasing and through expanding our co-manufacturing network and negotiating lower tolling fees.
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
Our selling and marketing expense is expected to increase, both through a greater focus on marketing and through additions to our sales organizations. We expect to significantly expand our marketing efforts to achieve greater brand awareness, attract new customers and increase market penetration. We have historically had a very small sales force, with only nine full-time sales employees as of December 31, 2017 growing to 28 full-time sales employees as of June 29, 2019. As we continue to grow, we expect to expand our sales force to address additional opportunities, which could substantially increase our selling expense. Our administrative expenses are expected to increase as a public company with increased personnel cost in accounting, IT and compliance-related expenses.
Restructuring Expenses
In May 2017, management approved a plan to terminate an exclusive supply agreement with one of our co-manufacturers. See “—Results of Operations—Three and Six Months Ended June 29, 2019 Compared to Three and Six Months ended June 30, 2018—Restructuring Expenses” for a discussion of these expenses.
Seasonality
Generally, we expect to experience greater demand for certain of our products during the summer grilling season. As our business continues to grow, we expect to see additional seasonality effects, with revenue growth tending to be greater in the second and third quarters of the year.

Results of Operations
The following table sets forth selected items in our condensed statements of operations for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net revenues	$67,251	$17,367	$107,457	$30,143
Cost of goods sold	44,510	14,755	73,945	25,474
Gross profit	22,741	2,612	33,512	4,669
Research and development expenses	4,212	2,497	8,710	4,102
Selling, general and administrative expenses	15,515	7,043	26,692	12,780
Restructuring expenses	847	348	1,241	642
Total operating expenses	20,574	9,888	36,643	17,524
Income (loss) from operations	$2,167	$(7,276)	$(3,131)	$(12,855)
The following table presents selected items in our condensed statements of operations as a percentage of net revenues for the respective periods presented:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.2	85.0	68.8	84.5
Gross profit	33.8	15.0	31.2	15.5
Research and development expenses	6.3	14.4	8.1	13.6
Selling, general and administrative expenses	23.1	40.6	24.8	42.4
Restructuring expenses	1.3	2.0	1.2	2.1
Total operating expenses	30.6	56.9	34.1	58.1
Income (loss) from operations	3.2%	(41.9)%	(2.9)%	(42.6)%

Three and Six Months Ended June 29, 2019 Compared to Three and Six Months Ended June 30, 2018
Net Revenues

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	June 29, 2019	June 30, 2018	Amount	%	June 29, 2019	June 30, 2018	Amount	%
Net revenues:
Gross Fresh Platform	$67,722	$15,119	$52,603	347.9%	$106,528	$24,715	$81,813	331.0%
Gross Frozen Platform	5,639	4,506	1,133	25.1%	10,151	9,254	897	9.7%
Less: Discounts	(6,110)	(2,258)	(3,852)	170.6%	(9,222)	(3,826)	(5,396)	141.0%
Net revenues	$67,251	$17,367	$49,884	287.2%	$107,457	$30,143	$77,314	256.5%

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	June 29, 2019	June 30, 2018	Amount	%	June 29, 2019	June 30, 2018	Amount	%
Net revenues:
Retail	$34,120	$11,684	$22,436	192.0%	$53,699	$20,972	$32,727	156.1%
Restaurant and Foodservice	33,131	5,683	27,448	483.0%	53,758	9,171	44,587	486.2%
Net revenues	$67,251	$17,367	$49,884	287.2%	$107,457	$30,143	$77,314	256.5%
Net revenues increased by $49.9 million, or 287.2%, and $77.3 million, or 256.5%, in the three and six months ended June 29, 2019, respectively, as compared to the prior-year periods primarily due to strong growth in sales volumes of products in our fresh platform across both our retail and our restaurant and foodservice channels, driven by expansion in the number of retail and foodservice points of distribution, including new strategic customers, international customers and greater demand from our existing customers. Net revenues from international customers (excluding the Canadian market) in the three and six months ended June 29, 2019 were approximately 12% and 13% of net revenues, respectively, as compared to approximately 3% and 2% of net revenues, respectively, in the prior-year periods. We discontinued our frozen chicken strips product line during the first quarter of 2019, causing a decline in frozen product revenues consistent with our shift to concentrate more on our fresh products platform.
Gross revenues from sales of products in our fresh platform in the three and six months ended June 29, 2019 increased $52.6 million, or 347.9%, and $81.8 million, or 331.0%, respectively, primarily due to increases in sales of the Beyond Burger and Beyond Sausage. Net revenues from retail sales in the three and six months ended June 29, 2019 increased $22.4 million, or 192.0%, and $32.7 million, or 156.1%, respectively, primarily due to increase in sales of the Beyond Burger. Net revenues from sales through our restaurant and foodservice channel in the three and six months ended June 29, 2019 increased $27.4 million, or 483.0%, and $44.6 million, or 486.2%, respectively, primarily due to increases in sales of the Beyond Burger, which was being served in approximately 18,000 restaurant and foodservice outlets worldwide as of June 16, 2019, and due to increased sales of Beyond Sausage.

The following tables present volume of our products sold in pounds:

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	June 29, 2019	June 30, 2018	Amount	%	June 29, 2019	June 30, 2018	Amount	%
Retail:
Fresh Platform	4,609	1,377	3,232	234.7%	7,236	2,237	4,999	223.5%
Frozen Platform	435	676	(241)	(35.7)	1,034	1,437	(403)	(28.0)
Total	5,044	2,053	2,991	145.7%	8,270	3,674	4,596	125.1%

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	June 29, 2019	June 30, 2018	Amount	%	June 29, 2019	June 30, 2018	Amount	%
Restaurant and Foodservice:
Fresh Platform	5,770	792	4,978	628.5%	9,066	1,269	7,797	614.4%
Frozen Platform	682	232	450	194.0	998	406	592	145.8
Total	6,452	1,024	5,428	530.1%	10,064	1,675	8,389	500.8%
Cost of Goods Sold

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	June 29, 2019	June 30, 2018	Amount	%	June 29, 2019	June 30, 2018	Amount	%
Cost of goods sold	$44,510	$14,755	$29,755	201.7%	$73,945	$25,474	$48,471	190.3%
Cost of goods sold increased by $29.8 million, or 201.7%, and $48.5 million, or 190.3%, respectively, in the three and six months ended June 29, 2019 as compared to the prior-year periods, primarily due to the increase in the sales volume of our products.
Gross Profit and Gross Margin

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	June 29, 2019	June 30, 2018	Amount	%	June 29, 2019	June 30, 2018	Amount	%
Gross profit	$22,741	$2,612	$20,129	770.6%	$33,512	$4,669	$28,843	617.8%
Gross margin	33.8%	15.0%	1,880	N/A	31.2%	15.5%	1,570	N/A
Gross profit in the three months ended June 29, 2019 was $22.7 million as compared to gross profit of $2.6 million in the prior-year period, an improvement of $20.1 million. Gross profit in the six months ended June 29, 2019, was $33.5 million as compared to gross profit of $4.7 million in the six months ended June 30, 2018, an improvement of $28.8 million. The improvement in gross profit and gross margin was primarily due to an increase in the amount of products sold, with resulting operating leverage, and improved production efficiencies. The greater proportion of product revenues from our fresh platform also contributed to the improvement in gross margin, due to a higher net selling price per pound of products in our fresh versus frozen platform. We include outbound shipping and handling costs within SG&A expenses. As a result, our gross profit and gross margin may not be comparable to other entities that present all shipping and handling costs as a component of cost of goods sold.

Research and Development Expenses

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	June 29, 2019	June 30, 2018	Amount	%	June 29, 2019	June 30, 2018	Amount	%
Research and development expenses	$4,212	$2,497	$1,715	68.7%	$8,710	$4,102	$4,608	112.3%
Research and development expenses increased $1.7 million, or 68.7%, and $4.6 million, or 112.3%, in the three and six months ended June 29, 2019, respectively, as compared to the prior-year periods. Research and development expenses increased primarily due to higher headcount, higher scale-up expenses and higher depreciation and amortization expense compared to the respective prior-year periods.
SG&A Expenses

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	June 29, 2019	June 30, 2018	Amount	%	June 29, 2019	June 30, 2018	Amount	%
Selling, general and administrative expenses	$15,515	$7,043	$8,472	120.3%	$26,692	$12,780	$13,912	108.9%
SG&A expenses increased by $8.5 million, or 120.3%, in the three months ended June 29, 2019 as compared to the prior-year period. The increase was primarily due to $3.6 million in higher salaries and related expenses resulting from higher headcount, $0.6 million in higher consulting and professional fees, $0.8 million in higher outbound freight expenses, $0.8 million in higher broker commissions, $0.5 million in higher marketing service expenses related to restricted stock issued to brand ambassadors, $0.4 million in higher supply chain expenses, $0.4 million in higher travel expenses and $0.4 million in higher insurance cost.
SG&A expenses increased by $13.9 million, or 108.9%, in the six months ended June 29, 2019, as compared to the prior-year period. The increase was primarily due to $6.6 million in higher salaries and related expenses, resulting from higher headcount, $1.3 million in higher consulting and professional fees, $1.1 million in higher outbound freight expenses, $1.1 million in higher broker commissions, $0.8 million in higher marketing service expenses related to restricted stock issued to brand ambassadors, $0.8 million in higher supply chain expenses, $0.6 million in higher travel expenses and $0.5 million in higher insurance cost.
Restructuring Expenses
As a result of the termination in May 2017 of an exclusive supply agreement with one of our co- manufacturers due to non-performance under the agreement, we recorded restructuring expenses of $0.8 million and $0.3 million in the three months ended June 29, 2019 and June 30, 2018, respectively, and $1.2 million and $0.6 million in the six months ended June 29, 2019 and June 30, 2018, respectively, primarily related to legal and other expenses associated with the dispute. As of June 29, 2019 and December 31, 2018, there were no accrued unpaid liabilities associated with this contract termination, although we continue to incur legal fees in connection with our ongoing efforts to resolve this dispute. See Note 3, Restructuring, to the Notes to Unaudited Condensed Financial Statements included in Part I, Item 1 of this report and Legal Proceedings in Part II, Item 1 of this report.
Total Other Expense, Net
Total other expense, net primarily includes expense associated with the remeasurement of our preferred stock warrant liability and common stock warrant liability. On May 6, 2019, in connection with the IPO, the warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for common stock. We remeasured and reclassified the common stock warrant liability to additional-paid-in-capital in connection with the IPO and recorded $11.7 million and $12.5 million, respectively, in remeasurement of warrant liability in the three and six months ended June 29, 2019.
Subsequent to the closing of the IPO, all outstanding warrants to purchase shares of common stock were cashless exercised and no warrants were outstanding as of June 29, 2019.
Income (Loss) from Operations
Income from operations in the second quarter of 2019 was $2.2 million compared to loss from operations of $7.3 million in the second quarter of the prior year. Loss from operations in the first half of 2019 was $3.1 million compared to $12.9 million in the first half of the prior year. This improvement was driven entirely by the year-over-year increase in gross profit, partially offset by higher operating expenses to support our expanded manufacturing and supply chain operations, higher administrative costs associated with being a public company, and continued investment in innovation and marketing capabilities.
Income Tax Expense
For the three and six months ended June 29, 2019 and June 30, 2018, we recorded income tax expense of $21,000 and $0, respectively, in our condensed statements of operations. No tax benefit was provided for losses incurred because those losses are offset by a full valuation allowance.
Net Loss
Net loss was $9.4 million in the second quarter of 2019 compared to a net loss of $7.4 million in the prior-year period. Net loss was $16.1 million in the first half of 2019 compared to a net loss of $13.1 million in the prior-year period. The expanded net loss was primarily the result of the remeasurement of our common stock warrant liability in connection with the IPO, higher operating expenses and higher interest expense, partially offset by the increase in gross profit.

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
The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net loss, as reported (unaudited):

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net loss, as reported	$(9,441)	$(7,396)	$(16,090)	$(13,092)
Income tax expense	21	—	21	—
Interest expense	741	28	1,474	75
Depreciation and amortization expense	2,052	887	3,957	1,620
Restructuring expenses(1)	847	348	1,241	642
Share-based compensation expense	1,823	450	2,678	710
Remeasurement of warrant liability	11,744	130	12,503	259
Other income, net	(898)	(38)	(1,039)	(97)
Adjusted EBITDA	$6,889	$(5,591)	$4,745	$(9,883)

Net loss as a % of net revenues	(14.0)%	(42.6)%	(15.0)%	(43.4)%
Adjusted EBITDA as a % of net revenues	10.2%	(32.2)%	4.4%	(32.8)%
_____________

(1)	Primarily comprised of legal and other expenses associated with the dispute with a co-manufacturer with whom an exclusive supply agreement was terminated in May 2017.

Liquidity and Capital Resources
Our primary cash needs are for operating expenses, working capital and capital expenditures to support the growth in our business. Prior to our IPO, we financed our operations through private sales of equity securities and through sales of our products. Since our inception and through June 29, 2019, we raised a total of $199.5 million from the sale of convertible preferred stock, including through sales of convertible notes which were converted into preferred stock, net of costs associated with such financings. In connection with our IPO, we sold an aggregate of 11,068,750 shares of our common stock, including 1,443,750 shares pursuant to the underwriters’ over-allotment option, at an IPO price of $25.00 per share and received approximately $252.4 million in net proceeds. We have also entered into the credit facilities described below with Silicon Valley Bank (“SVB”).
As of June 29, 2019, we had $277.0 million in cash and cash equivalents. We believe that our cash and cash equivalents, cash flow from operating activities and available borrowings under our credit facilities will be sufficient to fund our working capital and meet our anticipated capital requirements for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us, including the costs associated with our current litigation with a former co-manufacturer; the expenses needed to attract and retain skilled personnel; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
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
The 2018 Term Loan Facility and the 2018 Revolving Credit Facility (collectively, the “SVB Credit Facilities”) contain customary negative covenants that limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB Credit Facilities are secured by a blanket lien on all of our personal property assets. The SVB Credit Facilities also contain customary affirmative covenants, including delivery of audited financial statements. We were in compliance with the covenants in the SVB Credit Facilities as of June 29, 2019.
As of June 29, 2019 and December 31, 2018, we had $6.0 million and $20.0 million in borrowings on the 2018 Revolving Credit Facility and 2018 Term Loan Facility, respectively, and had no availability to borrow under either of these loan facilities. In the three months ended June 29, 2019 and June 30, 2018, we incurred $0.5 million and $22,000, respectively, in interest expense related to the SVB credit facilities. In the six months ended June 29, 2019 and June 30, 2018, we incurred $1.1 million and $40,000, respectively, in interest expense related to the SVB credit facilities. The interest rates on the 2018 Revolving Credit Facility and the 2018 Term Loan Facility at June 29, 2019 were 6.25% and 9.50%, respectively.

Equipment Loan Facility
In September 2018, we entered into an Equipment Loan and Security Agreement with Structural Capital Investments II, LP (“Structural Capital”) and Ocean II PLO, LLC, as administrative and collateral agent, pursuant to which Structural Capital agreed to provide an equipment loan facility to us in the amount of $5.0 million for the purpose of purchasing equipment.
We are required to pay interest on any unpaid principal amounts at a per annum rate equal to 6.25% plus the greater of 4.75% or the prime rate then in effect. Interest on each advance made to us is due and payable on the first business day of each month. We must begin repaying the aggregate principal amount of all advances we have received in equal monthly installments beginning on June 30, 2019, which may be extended for six or 18 months depending on whether we achieve certain milestones. As of June 30, 2019, we achieved all of the milestones and, therefore, monthly installment repayments of principal are expected to begin on December 31, 2020. The unpaid balance of all advances will become due on May 1, 2022. We must also pay a final payment fee of 13% of the facility commitment amount on the maturity date and such other date as the advances become due and such fee will increase by 1% if certain milestones are achieved.
The equipment loan facility has a prepayment penalty of 2% during the first two years of the term and 1% thereafter. The facility contains customary negative covenants that limit our ability to, among other things, grant liens, repurchase stock, pay dividends, transfer assets and merge or consolidate. It is secured by all equipment purchased with cash borrowed under the facility and all of our accounts, money, books, records and any cash or noncash proceeds of the foregoing. The facility also contains customary affirmative covenants, including delivery of audited financial statements. We were in compliance with the covenants contained in the equipment loan facility as of June 29, 2019.
We had $5.0 million in borrowings outstanding as of June 29, 2019 and December 31, 2018 under the equipment loan facility. The interest rate on the equipment loan facility at June 29, 2019 and December 31, 2018 was 11.75% and 11.5%, respectively. For the three months ended June 29, 2019 and June 30, 2018, we recorded $0.2 million and $0, respectively, in interest expense related to the equipment loan facility. For the six months ended June 29, 2019 and June 30, 2018, we recorded $0.3 million and $0, respectively, in interest expense related to the equipment loan facility.
Cash Flows
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated.

	Six Months Ended
(in thousands)	June 29, 2019	June 30, 2018
Cash (used in) provided by:
Operating activities	$(22,366)	$(12,667)
Investing activities	$(10,878)	$(10,033)
Financing activities	$255,960	$7,154
Net Cash Used in Operating Activities
In the six months ended June 29, 2019, we incurred a net loss of $16.1 million. The primary reason for net cash used in operating activities of $22.4 million was the $25.5 million in net cash outflows from changes in our operating assets and liabilities, primarily due to increases in accounts receivable and inventory. Net loss in the six months ended June 29, 2019, included $19.2 million in non-cash expenses comprised of change in warrant liability, depreciation and amortization expense, and share-based compensation expense.
In the six months ended June 30, 2018, we incurred a net loss of $13.1 million, which was the primary reason for net cash used in operating activities of $12.7 million. Net cash used in operating activities also included

$2.2 million in net cash outflows from changes in our operating assets and liabilities, partially offset by $2.6 million in non-cash expenses comprised of depreciation and amortization expense, share-based compensation expense, and change in warrant liability.
Depreciation and amortization expense was $4.0 million and $1.6 million in the six months ended June 29, 2019 and June 30, 2018, respectively. We anticipate our depreciation and amortization expense will be approximately $2.1 million per quarter in 2019 based on our existing fixed assets and anticipated capital expenditures as we expand our production capabilities to meet increased demand for our products.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our growth and investment in property, plant and equipment.
In the six months ended June 29, 2019, net cash used in investing activities was $10.9 million and consisted of $7.5 million in cash outflows for purchases of property, plant and equipment, primarily for manufacturing facility improvements and manufacturing equipment, $3.2 million in cash outflows related to property, plant and equipment purchased for sale to co-manufacturers which we expect will be sold by the end of 2019, and security deposits.
In the six months ended June 30, 2018, net cash used in investing activities was $10.0 million and consisted of cash outflows for purchases of property, plant and equipment, primarily for manufacturing facility improvements and manufacturing equipment.
For the remainder of 2019, we anticipate spending approximately $7.0 million in capital expenditures. In 2020, we anticipate spending approximately $40.0 million in capital expenditures as we scale our production capacity, including expenditures for additional machinery and equipment, as well as investment in facilities and expenditures to replace normal wear and tear of machinery and equipment.
Net Cash Provided by Financing Activities
In the six months ended June 29, 2019, net cash provided by financing activities was $256.0 million primarily as a result of $255.4 million in net proceeds from our IPO, net of issuance costs, and $0.5 million in proceeds from stock option exercises, partially offset by $21,000 in payments of capital lease obligations.
In the six months ended June 30, 2018, net cash provided by financing activities was $7.2 million primarily as a result of $10.0 million in proceeds from bank term loan, $1.4 million in net proceeds from the issuance of our Series G preferred stock and $0.9 million in proceeds from stock option exercises, partially offset by $5.0 million in aggregate repayments on our revolving credit line, term loan, and Missouri Note.
As of June 29, 2019, we had borrowed the entire availability of $20.0 million under the 2018 Term Loan Facility and $6.0 million under the 2018 Revolving Credit Facility.

Contractual Obligations and Commitments
There have been no significant changes during the six months ended June 29, 2019 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Prospectus other than the following:
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
Purchase Commitments
As of June 29, 2019, the Company had committed to purchase pea protein inventory totaling $28.4 million.

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
There have been no material changes in our critical accounting policies during the six months ended June 29, 2019, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Prospectus and Note 2, Summary of Significant Accounting Policies, to the Notes to Unaudited Condensed Financial Statements included in Part I, Item 1 of this report.
Emerging Growth Company Status
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily consist of interest rates, raw material prices and inflation as follows:
Interest Rate Risk
Our cash consists of amounts held by third-party financial institutions. In May 2019, upon closing of our IPO, we adopted an investment policy which has as its primary objective investment activities which preserve principal without significantly increasing risk.
We are subject to interest rate risk in connection with our SVB Credit Facilities and our equipment loan facility. See “—Liquidity and Capital Resources—Credit Facilities” and “—Liquidity and Capital Resources—Equipment Loan Facility” above. Based on the average interest rate on our SVB Credit Facilities and equipment loan facility during the six months ended June 29, 2019 and to the extent that borrowings were outstanding, we do not believe that a 1.0% change in the interest rate would have a material effect on our results of operations or financial condition.
Ingredient Risk
Our profitability is dependent on, among other things, our ability to anticipate and react to raw material and food costs. Currently, the main ingredient in our products is pea protein, which we source from Canada and France. The prices of pea protein and other ingredients we use are subject to many factors beyond our control, such as the number and size of farms that grow Canadian and European yellow peas, the vagaries of these farming businesses, including poor harvests due to adverse weather conditions, natural disasters and pestilence, and changes in national and world economic conditions. In addition, we purchase some ingredients and other materials offshore, and the price and availability of such ingredients and materials may be affected by political events or other conditions in these countries or tariffs or trade wars. As of June 29, 2019, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $1.0 million or a decrease of approximately $1.0 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On May 25, 2017, Don Lee Farms, a division of Goodman Food Products, Inc., filed a complaint against us in the Superior Court of the State of California for the County of Los Angeles asserting claims for breach of contract, misappropriation of trade secrets, unfair competition under the California Business and Professions Code, money owed and due, declaratory relief and injunctive relief, each arising out of our decision to terminate an exclusive supply agreement between us and Don Lee Farms. We deny all of these claims and filed counterclaims on July 27, 2017, alleging breach of contract, unfair competition under the California Business and Professions Code and conversion. In October 2018, Don Lee Farms filed an amended complaint that added ProPortion Foods, LLC (one of Beyond Meat’s current contract manufacturers) as a defendant, principally for claims arising from ProPortion’s alleged use of Don Lee Farms’ alleged trade secrets, and for replacing Don Lee Farms as Beyond Meat’s co-manufacturer. ProPortion filed an answer denying all of Don Lee Farms’ claims and a cross-complaint against Beyond Meat asserting claims of total and partial equitable indemnity, contribution, and repayment. On March 11, 2019, Don Lee Farms filed a second amended complaint to add claims of fraud and negligent misrepresentation against us. On May 30, 2019, the judge denied our motion to dismiss the fraud and negligent misrepresentation claims, allowing the claims to proceed. On June 19, 2019, we filed an answer denying Don Lee Farms' claims. Trial is currently set for May 18, 2020.
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
We have experienced net losses in almost every period since our inception. In the six months ended June 29, 2019, we incurred a net loss of $16.1 million. In the years ended December 31, 2016, 2017 and 2018, we incurred net losses of $25.1 million, $30.4 million and $29.9 million, respectively. We anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest to increase our customer base, supplier network and co-manufacturing partners, expand our marketing channels, invest in our distribution and manufacturing facilities, hire additional employees and enhance our technology and production capabilities. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues and margins sufficiently to offset the anticipated higher expenses. We incur significant expenses in developing our innovative products, building out our manufacturing facilities, obtaining and storing ingredients and other products and marketing the products we offer. In addition, many of our expenses, including the costs associated with our existing and any future manufacturing facilities, are fixed. Accordingly, we may not be able to achieve or sustain profitability, and we may incur significant losses for the foreseeable future.
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
We currently have two suppliers for the pea protein used in our fresh products. We have in the past experienced interruptions in the supply of pea protein from one supplier that resulted in delays in delivery to us. We could experience similar delays in the future from either or both of these suppliers. Any disruption in the suppl

y of pea protein from these suppliers would have a material adverse effect on our business if we cannot replace these suppliers in a timely manner or at all.
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
Events that adversely affect our suppliers of pea protein and other raw materials could impair our ability to obtain raw material inventory in the quantities that we desire. Such events include problems with our suppliers’ businesses, finances, labor relations, ability to import raw materials, costs, production, insurance and reputation, as well as natural disasters, fires or other catastrophic occurrences. We continuously seek alternative sources of protein to use in our products, but we may not be successful in diversifying the raw materials we use in our products.
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
Many retailers purchase our products through food distributors which purchase, store, sell, and deliver our products to retailers. In the six months ended June 29, 2019, our largest distributors in terms of their respective percentage of our gross revenues included the following: DOT Foods, Inc. (“DOT”), 22% and United Natural Foods, Inc. (“UNFI”), 21%. In 2018, our largest distributors in terms of their respective percentage of our gross revenues included the following: UNFI, 32%; DOT, 21%; and Sysco Merchandising and Supply Chain Services, Inc., 13%. We expect that most of our sales will be made through a core number of distributors for the foreseeable future. Since these distributors act as intermediaries between us and the retail grocers or restaurants and foodservice providers, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with them that ensure future sales of our products. If we lose one or more of our significant distributors and cannot replace the distributor in a timely manner or at all, our business, results of operation and financial condition may be materially adversely affected.
Consolidation of customers or the loss of a significant customer could negatively impact our sales and profitability.
Supermarkets in North America and the European Union continue to consolidate. This consolidation has produced larger, more sophisticated organizations with increased negotiating and buying power that are able to resist price increases, as well as operate with lower inventories, decrease the number of brands that they carry and increase their emphasis on private label products, all of which could negatively impact our business. The consolidation of retail customers also increases the risk that a significant adverse impact on their business could have a corresponding material adverse impact on our business.
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
A significant amount of our revenue is derived from products manufactured at manufacturing facilities owned and operated by our co-manufacturers. We do not currently have written manufacturing contracts with our co-manufacturers in the United States. Because of the absence of such contracts, any of such co-manufacturers could seek to alter or terminate its relationship with us at any time, leaving us with periods during which we have limited or no ability to manufacture our products. If we need to replace a co-manufacturer, there can be no assurance that additional capacity will be available when required on acceptable terms, or at all.
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
As of June 29, 2019, we had cash and cash equivalents of $277.0 million. Our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
The occurrence of food-borne illnesses or other food safety incidents could also adversely affect the price and availability of affected ingredients, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any instances of food contamination or regulatory noncompliance, whether or not caused by our actions, could compel us, our suppliers, our distributors or our customers, depending on the circumstances, to conduct a recall in accordance with FDA regulations, and comparable state laws. Food recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing distributors or customers and a potential negative impact on our ability to attract new customers due to negative consumer experiences or because of an adverse impact on our brand and reputation. The costs of a recall could exceed or be outside the scope of our existing or future insurance policy coverage or limits.
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
The Beyond Burger accounted for approximately 48% and 70% of our gross revenues in 2017 and 2018, respectively, and approximately 56% of our gross revenues in the six months ended June 29, 2019. The Beyond Burger is our flagship product and has been the focal point of our development and marketing efforts, and we believe that sales of the Beyond Burger will continue to constitute a significant portion of our revenues, income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand production and distribution of the Beyond Burger, or that customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of the Beyond Burger could have a material adverse effect on our business, financial condition and results of operations.
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
Our plans for addressing our rapid growth include expanding operations at our Columbia, Missouri facilities and/or seeking an alternative or additional facility. In this tight labor market, we may be unable to hire and retain skilled employees, which will severely hamper our expansion plans, product development and manufacturing efforts. As of April 2019, the Columbia area had an unemployment rate of 2.0%. As a result of this tight labor market, we currently rely on temporary workers in addition to full-time employees, and in the future, we may be unable to attract and retain employees with the skills we require, which could impact our ability to expand our operations.
We may not successfully ramp up operations at our new Columbia, Missouri facility or this facility may not operate in accordance with our expectations.
In June 2018, we commenced manufacturing operations in our new Columbia, Missouri facility and expect to add more production capacity through 2021. Any substantial delay in bringing this facility up to full production on our current schedule may hinder our ability to produce all of the product needed to meet orders and/or achieve our expected financial performance. Opening this facility has required, and will continue to require, additional capital expenditures and the efforts and attention of our management and other personnel, which has and will continue to divert resources from our existing business or operations. In addition, we have hired and will need to hire and retain more skilled employees to operate the expanded facility in this tight labor market. Even if our new Columbia, Missouri facility is brought up to full production according to our current schedule, it may not provide us with all of the operational and financial benefits we expect to receive.
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
We have grown rapidly since inception and anticipate further growth. For example, our net revenues increased from $16.2 million at December 31, 2016 to $32.6 million at December 31, 2017 and to $87.9 million at December 31, 2018. Net revenues in the six months ended June 29, 2019 were $107.5 million. Our full-time employee count at June 29, 2019 (including contract employees) has more than doubled since December 31, 2016. This growth has placed significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business and our product offerings will place significant demands on our management and operations teams and require significant additional resources to meet our needs, which may not be available in a cost-effective manner, or at all. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, any of which could harm our business, brand, results of operations and financial condition.
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
Our business is focused on the development, manufacture, marketing and distribution of a line of branded plant-based protein products as alternatives to animal-based protein products. Consumer demand could change based on a number of possible factors, including dietary habits and nutritional values, concerns regarding the health effects of ingredients and shifts in preference for various product attributes. If consumer demand for our products decreased, our business and financial condition would suffer. In addition, sales of plant-based protein or meat-alternative products are subject to evolving consumer preferences that we may not be able to accurately predict or respond to. Consumer trends that we believe favor sales of our products could change based on a number of possible factors, including a shift in preference from plant-based protein to animal-based protein products, economic factors and social trends. A significant shift in consumer demand away from our products could reduce our sales or our market share and the prestige of our brand, which would harm our business and financial condition.

Our revenue growth rate may slow over time and may not be indicative of future performance.
Although we have grown rapidly over the last several years, our revenue growth rates may slow over time due to a number of reasons, including increasing competition, market saturation, slowing demand for our offerings, increasing regulatory costs and challenges, and failure to capitalize on growth opportunities.
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
Our business is subject to seasonal fluctuations that may have a disproportionate effect on our results of operations. Historically, we have realized a higher portion of our net revenues, net income and operating cash flows in our second and third quarters due to weather and related increase in outdoor activities such as barbecues. Any factors that harm our second and third quarter operating results, including disruptions in our supply chain, adverse weather or unfavorable economic conditions, may have a disproportionate effect on our results of operations for the entire year.
Historical results are not indicative of future results.
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
For example, on May 25, 2017, following our termination of our supply agreement with Don Lee Farms, a co-manufacturer, Don Lee Farms filed a lawsuit against us in California state court claiming that we wrongfully terminated the parties’ contract and that we misappropriated their trade secrets principally by sharing with subsequent co-manufacturers the processes for manufacturing our products—processes which they claim to have developed. On July 27, 2017 we filed a cross-complaint, alleging that Don Lee Farms (1) breached the supply agreement, including by failing to provide saleable product, as certain of our products manufactured by Don Lee Farms were contaminated with salmonella and other foreign objects, and that Don Lee Farms did not take appropriate actions to address these issues; (2) engaged in unfair competition in violation of California’s Unfair Competition Law; and (3) unlawfully converted certain Beyond Meat property, including certain pieces of equipment. In October 2018, Don Lee Farms filed an amended complaint that added ProPortion Foods, LLC (one of Beyond Meat’s current contract manufacturers) as a defendant, principally for claims arising from ProPortion’s alleged use of Don Lee Farms’ alleged trade secrets, and for replacing Don Lee Farms as Beyond Meat’s co-manufacturer. ProPortion filed an answer denying all of Don Lee Farms’ claims and a cross-complaint against Beyond Meat asserting claims of total and partial equitable indemnity, contribution, and repayment. On March 11, 2019, Don Lee Farms filed a second amended complaint to add claims of fraud and negligent misrepresentation against us. On May 30, 2019, the judge denied our motion to dismiss the fraud and negligent misrepresentation claims, allowing the claims to proceed. On June 19, 2019, we filed an answer denying Don Lee Farms' claims. Trial is currently set for May 18, 2020.
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
Our employees are employed by professional employer organizations.
We contract with a professional employer organization, or US PEO, that administers our human resources, payroll and employee benefits functions for our employees in the United States. We also contract with non-US PEOs to perform the same functions as the US PEO for employees outside the United States. Although we recruit and select our workers, each of our workers is also an employee of record of the relevant PEO. As a result, our workers are compensated through the relevant PEO, are governed by the work policies created by the relevant PEO and receive their annual wage statements and other payroll or labor related reports from the relevant PEO (e.g., W-2s from the US PEO for employees in the United States, T-4s for employees in Canada). This relationship permits management to focus on operations and profitability rather than payroll administration, but this relationship also exposes us to some risks. Among other risks, if the US PEO fails to adequately withhold or pay employer taxes or to comply with other laws, such as the Fair Labor Standards Act, the Family and Medical Leave Act, the Employee Retirement Income Security Act or state and federal anti-discrimination laws, each of which is outside of our control, we would be liable for such violations, and indemnification provisions with the US PEO, if applicable, may not be sufficient to insulate us from those liabilities. If any of the non-US PEOs fail to adequately withhold or pay employer taxes or to comply with applicable laws, we may be held liable for such violations notwithstanding any indemnification provisions with the non-US PEOs.  In certain non-US jurisdictions, the worker may be deemed a direct employee and the potential liability for any non-compliance with applicable laws increases depending on whether a company has an entity or other corporate presence in the country, among other factors set forth under applicable local laws.
Court and administrative proceedings related to matters of employment tax, labor law and other laws applicable to PEO arrangements could distract management from our business and cause us to incur significant expense. If we were held liable for violations by PEOs, such amounts may adversely affect our profitability and could negatively affect our business and results of operations.
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
Any changes in, or changes in the interpretation of, applicable laws, regulations or policies of the FDA or U.S. Department of Agriculture, or USDA, state regulators or similar foreign regulatory authorities that relate to the use of the word “meat” in connection with plant-based protein products could adversely affect our business, prospects, results of operations or financial condition.
The FDA and the USDA, state regulators or similar foreign regulatory authorities, such as Health Canada or the Canadian Food Inspection Agency, or the CFIA, could take action to impact our ability to use the term “meat” or similar words (such as “beef”) to describe our products. For example, in 2018, the state of Missouri passed a law prohibiting any person engaged in advertising, offering for sale, or sale of food products from misrepresenting a product as meat that is not derived from harvested production livestock or poultry. While the state of Missouri Department of Agriculture clarified its interpretation that products which include prominent disclosure that the product is “made from plants,” or comparable disclosure such as through the use of the phrase “plant-based,” are not misrepresented under the Missouri law, additional states have recently passed similar laws, and other regulators could always take a different position. Canadian Food and Drug Regulations also provide requirements for “simulated meat” products, including requirements around composition and naming.
In addition, a food may be deemed misbranded if its labeling is false or misleading in any particular way, and the FDA, CFIA, or other regulators could interpret the use of the term “meat” or any similar phrase(s) to describe our plant-based protein products as false or misleading or likely to create an erroneous impression regarding their composition. Recently, the FDA announced that it will reexamine its enforcement of the standard of identity for milk, the official definition of which involves “lacteal secretion,” which may result in the restriction of the use of the term “milk” to only those products that are animal-based (we note there is no comparable FDA standard of identity for “meat” or other terms that we use to label our products). The USDA has also received a petition from industry requesting that the USDA exclude products not derived from the tissue or flesh of animals that have been harvested in the traditional manner from being labeled and marketed as “meat,” and exclude products not derived from cattle born, raised and harvested in the traditional manner from being labeled and marketed as “beef.” The USDA has not yet responded substantively to this petition but has indicated that the petition is being considered as a petition for a policy change under the USDA’s regulations. We do not believe that USDA has the statutory authority to regulate plant-based products under the current legislative framework. However, should regulatory authorities take action with respect to the use of the term “meat” or similar terms, such that we are unable to use those terms with respect to our plant-based products, we could be subject to enforcement action or recall of our products marketed with these terms, we may be required to modify our marketing strategy, and our business, prospects, results of operations or financial condition could be adversely affected.
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
Our commercial success depends in part on our ability to protect our intellectual property and proprietary technologies. We rely on a combination of patent protection, where appropriate and available, copyrights, trade secrets and trademarks laws, as well as confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our proprietary technology or permit us to gain or keep any competitive advantage. As of July 15, 2019, we had one issued U.S. patent and 18 pending patent applications, including five in the United States and 13 international patent applications.
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
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as related rules adopted by the SEC and the Nasdaq Global Select Market, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the SEC adopted rules and regulations related to corporate governance and executive compensation, such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over a longer period and up to five years following the completion of its initial public offering. We intend to take advantage of this legislation for as long as we are permitted to do so. Once we become required to implement these requirements, we will incur additional compliance-related expenses. Additionally, the SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. We expect the rules and regulations applicable to public companies to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. Furthermore, these rules and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.
Risks Related to Ownership of Our Common Stock
Our share price has been and may continue to be highly volatile, and you could lose all or part of your investment.
The market price of our common stock following our IPO has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to many factors discussed in this “Risk Factors” section, including:

•	actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;

•	announcements of innovations by us or our competitors;

•	overall conditions in our industry and the markets in which we operate;

•	market conditions or trends in the packaged food sales industry or in the economy as a whole;

•	addition or loss of significant customers or other developments with respect to significant customers;

•	adverse developments concerning our manufacturers or suppliers;

•	changes in laws or regulations applicable to our products;

•	our ability to effectively manage our growth;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research or reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patents, and our ability to obtain intellectual property protection for our products;

•	litigation or regulatory matters;

•	announcement or expectation of additional financing efforts;

•	our cash position;

•	sales of our common stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our common stock;

•	the expiration of contractual lock-up agreements with our executive officers, directors and stockholders;

•	changes in accounting practices;

•	ineffectiveness of our internal controls;

•	general economic, market and political conditions; and

•	other events or factors, many of which are beyond our control.
Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, tariffs or international currency fluctuations, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business and adversely affect our results of operations.
An active trading market may not be sustained.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Moreover, holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
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
Our directors and executive officers and their affiliates and our stockholders holding more than 10% of our shares beneficially own, in the aggregate, approximately 29% of our outstanding capital stock as of July 10, 2019. As a result, these stockholders may be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business. For example, the Court of Chancery of the State of Delaware determined in December 2018 that the exclusive forum provision of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be reviewed and ultimately overturned by the Delaware Supreme Court. If the Court of Chancery’s decision were to be overturned, we would enforce the federal district court exclusive forum provision in our amended and restated certificate of incorporation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities
During the quarter ended June 29, 2019 and prior to the filing of our Form S-8, we issued and sold an aggregate of 109,978 shares of our common stock to current and former employees and consultants at a weighted average exercise price of $1.34 per share pursuant to exercises of options granted under our 2011 Equity Incentive Plan for aggregate cash consideration of $147,854.
The stock options and the common stock issuable upon the exercise of such options were issued under the 2011 Equity Incentive Plan in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.
In addition, during the quarter ended June 29, 2019 and prior to the filing of our Form S-8, we sold an aggregate of 14,950 shares of restricted common stock issued under our 2011 Equity Incentive Plan to various brand ambassadors at a purchase price of $0.01 per share for an aggregate consideration of approximately $150. The issuance of restricted stock to these persons was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.
Use of Proceeds from our Initial Public Offering of Common Stock
As previously reported, we received approximately $252.4 million of net proceeds from our initial public offering which closed on May 6, 2019. Net proceeds from our IPO have been invested in short-term, interest-bearing, investment grade securities. There has been no material change in the expected use of the net proceeds from our IPO as described in our registration statement on Form S-1 (File. No. 333-228453) filed with the SEC which became effective on May 1, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	10-Q	6/12/2019	3.1
3.2	Amended and Restated Bylaws.	10-Q	6/12/2019	3.2
4.1	Form of Common Stock Certificate.	S-1/A	3/27/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated as of October 5, 2018, by and among the Registrant and the other parties thereto.	S-1	11/16/2018	4.2
10.1	Amended form of 2018 Equity Incentive Plan stock option award agreement.*				X
10.2	Amended form of 2018 Equity Incentive Plan restricted stock unit award agreement.*				X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Report Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
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

BEYOND MEAT, INC.

Date:	July 29, 2019	By:	/s/ Ethan Brown
Ethan Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 29, 2019	By:	/s/ Mark J. Nelson
Mark J. Nelson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)