Form 10-Q
period 2019-09-28
BEYOND MEAT, INC.
filed 2019-11-12
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                        ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 11, 2019, the registrant had 61,521,912 shares of common stock, $0.0001 par value per share, outstanding.

i

Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the federal securities laws. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the operating results and financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	our estimates of the size of our market opportunities;

•	our ability to effectively manage our growth;

•	our ability to effectively expand our manufacturing and production capacity;

•	our ability to successfully enter new markets, manage our international expansion and comply with any applicable laws and regulations;

•	the effects of increased competition from our market competitors;

•	the success of our marketing efforts and the ability to grow brand awareness and maintain, protect and enhance our brand;

•	our ability to maintain and effectively expand our relationships with key strategic restaurant and foodservice partners;

•	our ability to attract and retain our suppliers, distributors, co-manufacturers and customers;

•	our ability to procure sufficient high quality, raw materials to manufacture our products;

•	the availability of pea protein that meets our standards;

•	real or perceived quality or health issues with our products or other issues that adversely affect our brand and reputation;

•	changes in the tastes and preferences of our consumers;

•	significant disruption in, or breach in security of our information technology systems and resultant interruptions in service and any related impact on our reputation;

•	the attraction and retention of qualified employees and key personnel;

•	the effects of natural or man-made catastrophic events particularly involving our or any of our co-manufacturers’ manufacturing facilities or our suppliers’ facilities;

•	the effectiveness of our internal controls;

•	changes in laws and government regulation affecting our business, including Food and Drug Administration (“FDA”) governmental regulation and state regulation;

•	changes in laws, regulations or policies of governmental agencies or regulators relating to the labeling of our products;

•	the impact of adverse economic conditions;

ii

•	the financial condition of, and our relationships with our suppliers, co-manufacturers, distributors, retailers and foodservice customers;

•	the ability of our suppliers and co-manufacturers to comply with food safety, environmental or other laws or regulations;

•	seasonality;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs and service our indebtedness;

•	economic conditions and their impact on consumer spending;

•	outcomes of legal or administrative proceedings; and

•	our, our suppliers’ and our co-manufacturers’ ability to protect our proprietary technology and intellectual property adequately.
Forward-looking statements generally can be identified by words such as “believe,” “may,” “will,” “will continue,” “could,” “will likely result,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “predict,” “project,” “expect,” “potential” and similar expressions, as they relate to our company, our business and our management and include statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are based on our current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, including, without limitation, the risks discussed in Part II, Item 1A, "Risk Factors," and those discussed in other documents we file from time to time with the Securities and Exchange Commission (“SEC”).
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

iii

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS
BEYOND MEAT, INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	September 28, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$312,451	$54,271
Accounts receivable	34,482	12,626
Inventory	60,270	30,257
Prepaid expenses and other current assets	11,742	5,672
Total current assets	418,945	102,826
Property, plant, and equipment, net	35,050	30,527
Other non-current assets, net	846	396
Total assets	$454,841	$133,749
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$38,348	$17,247
Wages payable	1,433	1,255
Accrued bonus	3,181	2,312
Accrued expenses and other current liabilities	4,113	2,391
Short-term borrowings under revolving credit line and bank term loan	9,087	—
Short-term capital lease liabilities	30	44
Stock warrant liability	—	1,918
Total current liabilities	$56,192	$25,167
Long-term liabilities:
Revolving credit line	$—	$6,000
Long-term portion of bank term loan, net	16,503	19,388
Equipment loan, net	4,922	5,000
Capital lease obligations and other long-term liabilities	396	404
Total long-term liabilities	$21,821	$30,792
Commitments and Contingencies (Note 9)

	September 28, 2019	December 31, 2018
Convertible preferred stock:
Series A convertible preferred stock, par value $0.0001 per share—no shares and 3,333,500 shares authorized, issued and outstanding as of September 28, 2019 and December 31, 2018	$—	$2,000
Series B convertible preferred stock, par value $0.0001 per share—no shares and 4,802,260 shares authorized; no shares and 4,680,565 shares issued and outstanding as of September 28, 2019 and December 31, 2018	—	4,999
Series C convertible preferred stock, par value $0.0001 per share—no shares and 8,076,643 shares authorized; no shares and 8,076,636 shares issued and outstanding as of September 28, 2019 and December 31, 2018	—	14,882
Series D convertible preferred stock, par value $0.0001 per share—no shares and 8,713,207 shares authorized; no shares and 8,713,201 shares issued and outstanding as of September 28, 2019 and December 31, 2018	—	24,948
Series E convertible preferred stock, par value $0.0001 per share—no shares and 4,740,531 shares authorized; no shares and 4,701,449 shares issued and outstanding as of September 28, 2019 and December 31, 2018	—	17,214
Series F convertible preferred stock, par value $0.0001 per share—no shares and 4,866,776 shares authorized; no shares and 4,866,758 shares issued and outstanding as of September 28, 2019 and December 31, 2018	—	29,840
Series G convertible preferred stock, par value $0.0001 per share—no shares and 5,140,257 shares authorized; no shares and 5,114,786 shares issued and outstanding as of September 28, 2019 and December 31, 2018	—	55,658
Series H convertible preferred stock, par value $0.0001 per share—no shares and 4,209,693 shares authorized; no shares and 2,075,216 shares issued and outstanding as of September 28, 2019 and December 31, 2018	—	49,999
Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.0001 per share—500,000,000 shares and 58,669,600 shares authorized at September 28, 2019 and December 31, 2018, respectively; 60,565,840 and 6,951,350 shares issued and outstanding at September 28, 2019 and December 31, 2018, respectively	6	1
Additional paid-in capital	518,485	7,921
Accumulated deficit	(141,663)	(129,672)
Total stockholders’ equity (deficit)	$376,828	$(121,750)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$454,841	$133,749

The accompanying notes are an integral part of these unaudited condensed financial statements.

BEYOND MEAT, INC.
Condensed Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenues	$91,961	$26,277	$199,418	$56,420
Cost of goods sold	59,178	21,235	133,123	46,709
Gross profit	32,783	5,042	66,295	9,711

Research and development expenses	5,951	2,165	14,661	6,267
Selling, general and administrative expenses	20,944	10,353	47,636	23,133
Restructuring expenses	2,319	528	3,560	1,170
Total operating expenses	29,214	13,046	65,857	30,570
Income (loss) from operations	3,569	(8,004)	438	(20,859)

Other income (expense), net:
Interest expense	(855)	(313)	(2,329)	(388)
Remeasurement of warrant liability	—	(994)	(12,503)	(1,253)
Other income (expense), net	1,385	(31)	2,424	66
Total other income (expense), net	530	(1,338)	(12,408)	(1,575)

Income (loss) before taxes	4,099	(9,342)	(11,970)	(22,434)
Income tax expense	—	—	21	—
Net income (loss)	$4,099	$(9,342)	$(11,991)	$(22,434)
Net income (loss) per share available to common stockholders—basic	$0.07	$(1.45)	$(0.33)	$(3.68)
Weighted average common shares outstanding—basic	60,415,866	6,441,838	35,806,520	6,103,756
Net income (loss) per share available to common stockholders—diluted	$0.06	$(1.45)	$(0.33)	$(3.68)
Weighted average common shares outstanding—diluted	66,026,490	6,441,838	35,806,520	6,103,756
The accompanying notes are an integral part of these unaudited condensed financial statements.

BEYOND MEAT, INC.
Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	41,562,111	$199,540	6,951,350	$1	$7,921	$(129,672)	$(121,750)
Net loss	—	—	—	—	—	(6,649)	(6,649)
Issuance of common stock through equity incentive plans	—	—	169,583	—	366	—	366
Share-based compensation	—	—	—	—	855	—	855
Balance March 30, 2019	41,562,111	$199,540	7,120,933	$1	$9,142	$(136,321)	$(127,178)
Net loss	—	—	—	—	—	(9,441)	(9,441)
Issuance of common stock pursuant to the initial public offering, net of issuance costs of $4.9 million	—	—	11,068,750	1	252,452	—	252,453
Issuance of common stock upon conversion of convertible preferred stock	(41,562,111)	(199,540)	41,562,111	4	199,536	—	199,540
Issuance of common stock upon exercise of common stock warrants	—	—	214,875	—	—	—	—
Reclassification of warrant liability to additional paid-in capital in connection with the initial public offering	—	—	—	—	14,421	—	14,421
Issuance of common stock through equity incentive plans	—	—	200,852	—	167	—	167
Share-based compensation	—	—	—	—	1,823	—	1,823
Balance at June 29, 2019	—	$—	60,167,521	$6	$477,541	$(145,762)	$331,785
Net income	—	—	—	—	—	4,099	4,099
Issuance of common stock pursuant to the secondary public offering, net of issuance costs of $2.5 million	—	—	250,000	—	37,450	—	37,450
Issuance of common stock through equity incentive plans	—	—	148,319	—	365	—	365
Share-based compensation	—	—	—	—	3,129	—	3,129
Balance at September 28, 2019	—	$—	60,565,840	$6	$518,485	$(141,663)	$376,828

BEYOND MEAT, INC.
Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Loans to Related Parties	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	39,361,211	$148,194	5,724,506	$1	$4,823	$(951)	$(99,786)	$(95,913)
Net loss	—	—	—	—	—	—	(5,696)	(5,696)
Issuance of common stock through equity incentive plans	—	—	92,310	—	88	—	—	88
Share-based compensation	—	—	—	—	260	—	—	260
Issuance of Series G preferred stock, net of issuance costs of $7	112,945	1,228	—	—	—	—	—	—
Balance at March 31, 2018	39,474,156	$149,422	5,816,816	$1	$5,171	$(951)	$(105,482)	$(101,261)
Net loss	—	—	—	—	—	—	(7,396)	(7,396)
Issuance of common stock through equity incentive plans	—	—	624,411	—	783	—	—	783
Share-based compensation	—	—	—	—	450	—	—	450
Issuance of Series G preferred stock, net of issuance costs of $19	12,739	121	—	—	—	—	—	—
Balance at June 30, 2018	39,486,895	$149,543	6,441,227	$1	$6,404	$(951)	$(112,878)	$(107,424)
Net loss	—	—	—	—	—	—	(9,342)	(9,342)
Issuance of common stock through equity incentive plans	—	—	224,387	—	257	—	—	257
Re-purchase of common stock	—	—	(48,909)	—	(514)	—	—	(514)
Share-based compensation	—	—	—	—	380	—	—	380
Issuance of Series G preferred stock, net of issuance costs	—	(2)	—	—	—	—	—	—
Payoff of promissory notes receivable for restricted stock purchase	—	—	—	—	—	951	—	951
Balance at September 29, 2018	39,486,895	$149,541	6,616,705	$1	$6,527	$—	$(122,220)	$(115,692)
The accompanying notes are an integral part of these unaudited condensed financial statements.

BEYOND MEAT, INC.
Condensed Statements of Cash Flows
(In thousands)
(unaudited)
	Nine Months Ended
	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Net loss	$(11,991)	$(22,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,980	3,046
Share-based compensation expense	5,807	1,090
Loss on sale of fixed assets	—	76
Amortization of debt issuance costs	124	51
Change in preferred and common stock warrant liabilities	12,503	1,253

Net change in operating assets and liabilities:
Accounts receivable	(21,856)	(8,499)
Inventories	(30,013)	(9,627)
Prepaid expenses and other assets	(1,878)	(615)
Accounts payable	20,206	7,670
Accrued expenses and other current liabilities	2,768	3,573
Long-term liabilities	11	39
Net cash used in operating activities	$(18,339)	$(24,377)

Cash flows used in investing activities:
Purchases of property, plant and equipment	$(9,515)	$(18,250)
Proceeds from sale of fixed assets	307	104
Purchases of property, plant and equipment held for sale	(7,403)	—
Payment of security deposits	(542)	(59)
Net cash used in investing activities	$(17,153)	$(18,205)

Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to the initial public offering, net of issuance costs	$254,868	$—
Proceeds from issuance of common stock pursuant to the secondary public offering, net of issuance costs	37,937	—
Proceeds from advance deposit for Series H preferred stock offering	—	25,000
Proceeds from Series G preferred stock offering, net of offering costs	—	1,347
Proceeds from bank term loan borrowing	—	20,000
Repayments on revolving credit line	—	(2,500)
Repayment on term loan	—	(1,000)
Proceeds from payoff of notes receivable for restricted stock purchase	—	951
(continued on the next page)

BEYOND MEAT, INC.
Condensed Statements of Cash Flows
(In thousands)
(unaudited)
	Nine Months Ended
	September 28, 2019	September 29, 2018
Proceeds from revolving credit line	—	6,000
Proceeds from equipment loan borrowing	—	5,000
Repayment of Missouri Note	—	(1,450)
Payments of capital lease obligations	(31)	(143)
Proceeds from exercise of stock options	898	1,128
Payments of deferred offering costs	—	(492)
Payment for repurchase of common stock	—	(514)
Net cash provided by financing activities	$293,672	$53,327
Net increase in cash and cash equivalents	$258,180	$10,745
Cash and cash equivalents at the beginning of the period	54,271	39,035
Cash and cash equivalents at the end of the period	$312,451	$49,780

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,261	$356
Taxes	$21	$3
Non-cash investing and financing activities:
Capital lease obligations for the purchase of property, plant and equipment	$—	$85
Issuance of convertible preferred stock warrants in connection with debt	$—	$248
Non-cash additions to property, plant and equipment	$1,280	$730
Offering costs, accrued not yet paid	$487	$1,301
Non-cash additions to property, plant and equipment held for sale	$1,019	$—
Reclassification of warrant liability to additional paid-in capital in connection with the initial public offering	$14,421	$—
Conversion of convertible preferred stock to common stock upon initial public offering	$199,540	$—
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
Secondary Public Offering
On August 5, 2019, the Company completed a secondary public offering (“Secondary Offering”) of common stock, in which it sold 250,000 shares and the selling stockholders sold 3,487,500 shares, including 487,500 shares pursuant to the underwriters’ over-allotment option. The shares were sold at a price of $160.00 per share for net proceeds to the Company of approximately $37.5 million, after deducting underwriting discounts and commissions of $1.5 million and offering expenses of approximately $1.0 million payable by the Company. The Company did not receive any proceeds from the sale of common stock by the selling stockholders.
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

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

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
Deferred Offering Costs
Offering costs, consisting primarily of legal, accounting, printing and filing services, and other direct fees and costs related to the IPO, were capitalized and offset against proceeds upon the consummation of the IPO. Total IPO issuance costs were $4.9 million, of which $2.4 million was incurred and paid as of December 31, 2018 and an additional $2.5 million was incurred and paid during the nine months ended

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

September 28, 2019. There were no unpaid IPO issuance costs in accounts payable as of September 28, 2019.
Stock Warrant Liability
The Company accounts for freestanding warrants to purchase shares of its convertible preferred stock or common stock as a liability, as the underlying shares of convertible preferred stock and common stock are contingently redeemable and, therefore, may obligate the Company to transfer assets at some point in the future. The warrants were recorded at fair value upon issuance and are subject to remeasurement at each balance sheet date. Any change in fair value is recognized in the condensed statements of operations in Total other income (expense), net.
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
The Company had no financial instruments measured at fair value on a recurring basis as of September 28, 2019. Prior to the IPO, the stock warrant liability was measured at fair value using Level 3 inputs upon issuance and at each reporting date. Inputs used to determine the estimated fair value of the warrant liability as of the valuation date included expected term of the warrants, the risk-free interest rate, volatility, and the fair value of underlying shares.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis based on the fair value hierarchy as of December 31, 2018 (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Preferred stock warrant liability	$—	$—	$1,441	$1,441
Common stock warrant liability	—	—	477	477
Total	$—	$—	$1,918	$1,918

The following table sets forth a summary of the changes in the fair value of the preferred and common stock warrant liabilities:

	For the Nine Months Ended
(in thousands)	September 28, 2019	September 29, 2018
Beginning balance	$1,918	$550
Fair value of warrants issued during the period	—	248
Change in fair value of warrant liability	12,503	1,253
Reclassification of warrant liability to additional paid-in capital in connection with the IPO	(14,421)	—
Ending balance	$—	$2,051

The Company remeasured and reclassified the common stock warrant liability to additional paid-in-capital in connection with the IPO. Subsequent to the closing of the IPO, all outstanding warrants to purchase shares of common stock were cashless exercised and no warrants were outstanding as of September 28, 2019.
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
Revenue is measured as the amount of consideration the Company expects to receive in exchange for fulfilling the performance obligation. Sales and other taxes the Company collects concurrent with the sale of products are excluded from revenue. The Company's normal payment terms vary by the type and

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

location of its customers and the products offered. The time between invoicing and when payment is due is not significant. None of the Company's customer contracts as of September 28, 2019 contains a significant financing component.
The Company routinely offers sales discounts and promotions through various programs to its customers and consumers. These programs include rebates, temporary on shelf price reductions, off invoice discounts, retailer advertisements, and other trade activities. Provision for discounts and incentives are recorded in the same period in which the related revenues are recognized. At the end of each accounting period, the Company recognizes a liability for estimated sales discounts that have been incurred but not paid which totaled $2.2 million and $0.8 million as of September 28, 2019 and December 31, 2018, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.
The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. The incremental cost to obtain contracts was not material.
The Company’s net revenues by platform and channel are included in the tables below:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenues:
Gross Fresh Platform	$97,995	$26,815	$204,523	$51,530
Gross Frozen Platform	4,007	2,295	14,158	11,549
Less: Discounts	(10,041)	(2,833)	(19,263)	(6,659)
Net revenues	$91,961	$26,277	$199,418	$56,420

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenues:
Retail	$50,465	$16,201	$104,164	$37,173
Restaurant and Foodservice	41,496	10,076	95,254	19,247
Net revenues	$91,961	$26,277	$199,418	$56,420

Two distributors accounted for approximately 17% and 15%, respectively, of the Company’s gross revenues in the three months ended September 28, 2019; and three distributors accounted for approximately 39%, 22% and 13%, respectively, of the Company’s gross revenues in the three months ended September 29, 2018. Two distributors accounted for approximately 19% and 18%, respectively, of the Company’s gross revenues in the nine months ended September 28, 2019; and three distributors accounted for approximately 38%, 17% and 14%, respectively, of the Company’s gross revenues in the nine months ended September 29, 2018.
Approximately 14% of the Company’s net revenues in the three months ended September 28, 2019 was from international sales, excluding sales in Canada, as compared to approximately 4% in the three months ended September 29, 2018. Approximately 12% of the Company’s net revenues in the nine months ended September 28, 2019 was from international sales, excluding sales in Canada, as compared to approximately 3% in the nine months ended September 29, 2018. Net revenues from sales to the Canadian market are included with net revenues from sales to the United States market.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

Shipping and Handling Costs
Outbound shipping and handling costs included in selling, general and administrative (“SG&A”) expenses in the three months ended September 28, 2019 and September 29, 2018 were $3.4 million and $2.1 million, respectively, and in the nine months ended September 28, 2019 and September 29, 2018 were $7.4 million and $4.9 million, respectively.
Earnings (Loss) Per Share
Earnings (loss) per share (“EPS”) represents net income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS represents net income available to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of potential common shares outstanding during the period. Such potential common shares include options, unvested restricted stock, restricted stock units (“RSUs”), warrants and convertible preferred stock.
The Company calculates basic and diluted EPS available to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considers all series of convertible preferred stock issued and outstanding prior to the IPO to be participating securities. Under the two-class method, the net loss available to common stockholders is not allocated to the convertible preferred stock as the holders of convertible preferred stock issued and outstanding prior to the IPO did not have a contractual obligation to share in losses.
Nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method. The nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence nonvested restricted stock shares are deemed to be participating securities. Under the two-class method, net income, but not net loss, available to nonvested restricted stockholders is excluded from net income available to common stockholders for purposes of calculating basic and diluted EPS. Net loss available to common stockholders is not allocated to unvested restricted stock as the holders of unvested restricted stock do not have a contractual obligation to share in losses.
In periods when the Company records net loss, all potential common shares are excluded in the computation of EPS because their inclusion would be anti-dilutive. See Note 11.
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

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

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
Donald Thompson
In the nine months ended September 29, 2018, the Company incurred consulting costs payable to a company associated with Donald Thompson, a member of the Company’s Board of Directors, in the amount of $47,162. The Company did not incur any such consulting costs in the nine months ended September 28, 2019.
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

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

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
Note 3. Restructuring
In May 2017, management approved a plan to terminate the Company’s exclusive supply agreement (the “Agreement”) with one of its co-manufacturers, due to non-performance under the Agreement and on May 23, 2017, the Company notified the co-manufacturer of its decision to terminate the Agreement. In the three months ended September 28, 2019 and September 29, 2018, the Company recorded $2.3 million and $0.5 million, respectively, in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. In the nine months ended September 28, 2019 and September 29, 2018, the Company recorded $3.6 million and $1.2 million, respectively, in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. See Note 9 for further information. As of September 28, 2019 and December 31, 2018, the Company had $0.7 million and $0, respectively, in accrued unpaid liabilities associated with this contract termination.
Note 4. Inventories
Major classes of inventory were as follows:

(in thousands)	September 28, 2019	December 31, 2018
Raw materials and packaging	$32,429	$13,756
Work in process	4,439	2,517
Finished goods	23,402	13,984
Total	$60,270	$30,257

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

Note 5. Property, Plant and Equipment
Property, plant, and equipment are stated at cost and capital lease assets are included. A summary of property, plant, and equipment as of September 28, 2019 and December 31, 2018, is as follows:

(in thousands)	September 28, 2019	December 31, 2018
Manufacturing equipment	$29,952	$25,314
Research and development equipment	7,786	6,088
Leasehold improvements	7,468	7,080
Capital leases	883	882
Software	216	60
Furniture and fixtures	410	195
Vehicles	210	210
Assets not yet placed in service	6,776	3,374
Total property, plant and equipment	$53,701	$43,203
Less: accumulated depreciation and amortization	18,651	12,676
Property, plant and equipment, net	$35,050	$30,527

Depreciation and amortization expense for the three months ended September 28, 2019 and September 29, 2018, was $2.0 million and $1.4 million, respectively. Of the total depreciation and amortization expense in the three months ended September 28, 2019 and September 29, 2018, $1.4 million and $1.0 million, respectively, were recorded in cost of goods sold, $0.6 million and $0.4 million, respectively, were recorded in research and development expenses, and $17,000 and $3,000, respectively, were recorded in SG&A expenses, in the Company’s condensed statements of operations.
Depreciation and amortization expense for the nine months ended September 28, 2019 and September 29, 2018, was $6.0 million and $3.0 million, respectively. Of the total depreciation and amortization expense in the nine months ended September 28, 2019 and September 29, 2018, $4.2 million and $2.4 million, respectively, were recorded in cost of goods sold, $1.8 million and $0.6 million, respectively, were recorded in research and development expenses, and $39,000 and $3,000, respectively, were recorded in SG&A expenses, in the Company’s condensed statements of operations.
The Company has $8.9 million and $1.0 million in property, plant and equipment concluded to meet the criteria for assets held for sale in prepaid expenses and other current assets on the condensed balance sheets as of September 28, 2019 and December 31, 2018, respectively. The Company expects to sell such assets in 2019 for amounts that approximate book value.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

Note 6. Debt
The Company’s debt balances are detailed below:

(in thousands)	September 28, 2019	December 31, 2018
2018 Revolving Credit Facility (defined below)	$6,000	$6,000
2018 Term Loan Facility (defined below)	20,000	20,000
Equipment financing loan	5,000	5,000
Debt issuance costs	(488)	(612)
Total debt outstanding	$30,512	$30,388
Less: current portion of long-term debt	9,087	—
Long-term debt	$21,425	$30,388

The Company records debt issuance costs as a reduction of carrying value of the debt in the accompanying condensed balance sheets. Debt issuance costs, net of amortization, totaled $0.5 million and $0.6 million as of September 28, 2019 and December 31, 2018, respectively. Debt issuance costs are amortized as interest expense over the term of the loan for which amortization of $46,000 and $16,000 was recorded during the three months ended September 28, 2019 and September 29, 2018, respectively, and $124,000 and $51,000 was recorded during the nine months ended September 28, 2019 and September 29, 2018, respectively.
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
The 2018 Term Loan Facility and the 2018 Revolving Credit Facility (the “SVB Credit Facilities,”) contain customary negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB Credit Facilities are secured by a blanket lien on all of the Company’s personal property assets. The SVB Credit Facilities also contain customary affirmative covenants, including delivery of audited financial statements. The Company was in compliance with the covenants in the SVB Credit Facilities as of September 28, 2019.
As of September 28, 2019 and December 31, 2018, the Company had $6.0 million and $20.0 million in borrowings on the 2018 Revolving Credit Facility and 2018 Term Loan Facility, respectively, and had no availability to borrow under either of these loan facilities. In the three months ended September 28, 2019 and September 29, 2018, the Company incurred $0.7 million and $0.3 million, respectively, in interest expense related to the SVB credit facilities. In the nine months ended September 28, 2019 and September 29, 2018, the Company incurred $1.9 million and $0.3 million, respectively, in interest expense related to the SVB credit facilities. The interest rates on the 2018 Revolving Credit Facility and the 2018 Term Loan Facility at September 28, 2019 were 6.00% and 9.00%, respectively.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

Equipment Loan Facility
The Company had $5.0 million in borrowings outstanding as of September 28, 2019 and December 31, 2018 under the equipment loan facility. The interest rate on the equipment loan facility at September 28, 2019 and December 31, 2018 was 11.25% and 11.5%, respectively. For the three months ended September 28, 2019 and September 29, 2018, the Company recorded $0.1 million and $19,000, respectively, in interest expense related to the equipment loan facility. For the nine months ended September 28, 2019 and September 29, 2018, the Company recorded $0.4 million and $19,000, respectively, in interest expense related to the equipment loan facility. The Company was in compliance with the covenants contained in the equipment loan facility as of September 28, 2019.
Warrant Liabilities
In connection with its financing arrangements, the Company issued warrants to purchase shares of its convertible preferred stock. For one of the financing arrangements, the Company issued warrants to purchase 121,694 shares of Series B convertible preferred stock at an exercise price of $1.07 per share. For a separate financing arrangement, the Company issued warrants to purchase 39,073 shares of Series E convertible preferred stock at an exercise price of $3.68 per share. In connection with the Company’s refinancing of its credit facilities with SVB, the Company issued to SVB and its affiliates warrants to purchase an aggregate of 60,002 shares of its common stock at an exercise price of $3.00 per share. Upon the closing of the IPO, the warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for a total of 160,767 shares of common stock at the same respective exercise price per share. Subsequent to the closing of the IPO, all outstanding warrants to purchase shares of common stock were cashless exercised and no warrants were outstanding as of September 28, 2019. See Note 2 for further information on the warrant liabilities.
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
On August 5, 2019, the Company completed its Secondary Offering of common stock, in which it sold 250,000 shares.
As of September 28, 2019, the Company had 60,565,840 shares of common stock issued and outstanding.
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

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

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
The following grants were made pursuant to the 2018 Plan in the nine months ended September 28, 2019: (i) options to purchase 264,033 shares of common stock were granted to certain employees on April 3, 2019, having an exercise price of $20.02 per share, (ii) options to purchase (A) 1,000,000 shares of common stock were granted to executive officers on April 18, 2019, (B) 48,999 shares of common stock were granted to certain employees on April 29, 2019, and (C) 50,000 shares of common stock were granted to certain executive officers on May 1, 2019, in each case to be effective upon and subject to the effectiveness of the registration statement relating to the Company’s IPO and having an exercise price equal to the IPO price of $25.00 per share, (iii) awards covering 99,433 shares of restricted stock were granted to nonemployees on April 18, 2019 at a purchase price of $0.01 per share to be issued upon payment of the purchase price, (iv) an option to purchase 125,000 shares of common stock was granted to an executive officer on June 10, 2019, having an exercise price of $168.10 per share, (v) 70,360 RSUs with a grant date fair value of $168.10 were granted to certain employees on June 10, 2019, (vi) an option to purchase 5,073 shares of common stock was granted to an executive officer on August 1, 2019, having an exercise price of $176.04 per share, and (vii) 14,862 RSUs with a grant date fair value of $176.04 were granted to certain employees and a consultant on August 1, 2019.
As of September 28, 2019 and December 31, 2018, there were 6,087,169 and 5,120,293 shares, respectively, issuable under stock options outstanding, 85,121 and 0 shares, respectively, issuable under unvested RSUs outstanding, 4,854,085 and 4,335,331 shares, respectively, issued for stock option exercises, RSU settlement, and restricted stock grants, and 3,455,930 and 6,859 shares, respectively, available for grants under the 2018 Plan.
Stock Options
Option grants in the nine months ended September 28, 2019 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period. The stock option grant to an executive officer on August 1, 2019 vests monthly over a 48-month period.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

The following table summarizes the Company’s stock option activity during the nine months ended September 28, 2019:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2018	5,120,293	$3.13	7.3	$81,371
Granted	1,493,105	$36.61	—	$—
Exercised	(442,604)	$2.06	—	$33,440
Cancelled/Forfeited	(83,625)	$8.67	—	$—
Outstanding at September 28, 2019	6,087,169	$11.34	7.3	$838,191
Vested and exercisable at September 28, 2019	3,233,150	$1.72	5.7	$474,955
Vested and expected to vest at September 28, 2019	4,503,505	$6.27	6.6	$641,908
__________
(1) Aggregate intrinsic value is calculated as the difference between the value of common stock on the transaction date and the exercise price multiplied by the number of shares issuable under the stock option.
During the three months ended September 28, 2019 and September 29, 2018, the Company recorded in aggregate $2.0 million and $0.3 million, respectively, of share-based compensation expense related to options issued to employees and nonemployees. During the nine months ended September 28, 2019 and September 29, 2018, the Company recorded in aggregate $3.8 million and $1.0 million, respectively, of share-based compensation expense related to options issued to employees and nonemployees. The share-based compensation expense is included in cost of goods sold and SG&A expenses in the Company’s condensed statements of operations.
As of September 28, 2019, there was $9.8 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over 3.3 years.
Restricted Stock Units
RSU grants in the nine months ended September 28, 2019 generally vest 25% of the total award on the first anniversary of the grant date, and thereafter ratably vesting quarterly over the remaining three years of the award.The RSU grant to an executive officer on August 1, 2019 vests quarterly over 16 quarters. The RSU grant to a consultant on August 1, 2019 vests monthly over a 12-month period.
The following table summarizes the Company’s RSU activity during the nine months ended September 28, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2019	—	$—
Granted	85,222	$169.48
Vested	(101)	$176.04
Unvested at September 28, 2019	85,121	$169.49

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

During the three months ended September 28, 2019 and September 29, 2018, the Company recorded in aggregate $0.6 million and $0, respectively, of share-based compensation expense related to RSUs granted to employees and a consultant. During the nine months ended September 28, 2019 and September 29, 2018, the Company recorded in aggregate $0.7 million and $0, respectively, of share-based compensation expense related to RSUs granted to employees and a consultant. The share-based compensation expense is included in cost of goods sold and SG&A expenses in the Company’s condensed statements of operations.
As of September 28, 2019, there was $3.8 million in unrecognized compensation expense related to nonvested RSUs which is expected to be recognized over 3.6 years.
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
The following table summarizes the Company’s restricted stock activity during the nine months ended September 28, 2019:

	Number of Shares of Restricted Stock	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2018	100,127	1.6	$17.03
Granted	99,433	—	$20.02
Vested/Released	(62,626)	—	$19.21
Cancelled/Forfeited	(23,333)	—	$—
Unvested at September 28, 2019	113,601	1.5	$19.49

As of September 28, 2019, 113,601 shares of restricted stock had been purchased by nonemployee brand ambassadors which remained subject to vesting requirements and repurchase pursuant to restricted stock purchase agreements.
During the three and nine months ended September 28, 2019, the Company recorded in aggregate $0.5 million and $1.3 million, respectively, of share-based compensation expense related to restricted stock issued to nonemployee brand ambassadors, which is included in SG&A expenses in the Company’s condensed statements of operations. During the three and nine months ended September 29, 2018, the Company recorded no share-based compensation expense related to restricted stock issued to nonemployee brand ambassadors.
As of September 28, 2019, there was $2.5 million in unrecognized compensation expense related to nonvested restricted stock, which is expected to be recognized over 1.5 years.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

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
Note 9. Commitments and Contingencies
Leases
Effective March 1, 2019, the Company entered into a lease for its principal executive offices in El Segundo, California, for an initial term of 5 years. The aggregate lease amount for the five-year term is $2.7 million. The future minimum lease payments required under noncancelable lease obligations related to this lease are $2.4 million due through 2023 (approximately $0.5 million annually) and $0.1 million thereafter.
Purchase Commitments
As of September 28, 2019, the Company had committed to purchase pea protein inventory totaling $68.0 million, approximately $20 million in the remainder of 2019, $24 million in 2020, and $24 million in 2021.
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

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

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
Note 10. Income Taxes
For the nine months ended September 28, 2019 and September 29, 2018, the Company recorded $21,000 and $0 in income tax expense in its condensed statements of operations.
The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the U.S. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against substantially all deferred tax assets. If the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets will be made and the adjustment would have the effect of increasing net income in the period such determination is made.
As of September 28, 2019, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with respect to net operating loss and credit carryforwards.
Note 11. Net Income (Loss) Per Share Available to Common Stockholders
The Company calculates basic and diluted net income (loss) per share available to common stockholders in conformity with the two-class method required for companies with participating securities. See Note 2. Computation of EPS for the three months ended September 28, 2019 includes the dilutive effect of 5,608,822 shares, issuable under stock options with exercise prices below the closing price of the Company's common stock on the last trading day of the applicable period and 1,802 RSUs, but excludes the dilutive effect of 411 RSUs because their inclusion would be anti-dilutive.
Computation of EPS for the nine months ended September 28, 2019 excludes the dilutive effect of 6,087,169 shares issuable under stock options and 85,121 RSUs, because the Company incurred a net loss and their inclusion would be anti-dilutive. Computation of EPS for the three and nine months ended September 29, 2018 excludes the dilutive effect of 4,807,941 shares issuable under stock options because the Company incurred net losses and their inclusion would have been antidilutive.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Financial Statements (continued)

(in thousands, except share and per share amounts)	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Numerator:
Undistributed net income (loss) available to common stockholders	$4,090	$(9,342)	$(11,991)	$(22,434)
Undistributed net income available to nonvested restricted stockholders	9	—	—	—
Net income (loss) available to common stockholders—basic	4,099	(9,342)	(11,991)	(22,434)
Denominator:
Weighted average common shares outstanding—basic	60,415,866	6,441,838	35,806,520	6,103,756
Dilutive effect of shares issuable under stock options	5,608,822	—	—	—
Dilutive effect of RSUs	1,802	—	—	—
Weighted average common shares outstanding—diluted	66,026,490	6,441,838	35,806,520	6,103,756
Net income (loss) per common share available to common stockholders—basic	$0.07	$(1.45)	$(0.33)	$(3.68)
Net income (loss) per common share available to common stockholders—diluted	$0.06	$(1.45)	$(0.33)	$(3.68)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. “Risk Factors” and “Note Regarding Forward-Looking Statements” included elsewhere in this report. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the related notes and other financial information included elsewhere in this quarterly report and our audited financial statements and notes thereto included in the prospectus dated May 1, 2019 filed with the Securities and Exchange Commission (“SEC”) on May 3, 2019 (the “Prospectus”). The interim results for the three and nine months ended September 28, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2019 or for any other interim period or for any other future fiscal year.
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
We sell a range of plant-based products across the three main meat platforms of beef, pork and poultry. They are offered in ready-to-cook formats (primarily merchandised in the meat case), which we refer to as our “fresh” platform, and ready-to-heat formats (merchandised in the freezer), which we refer to as our “frozen” platform. Our products are currently available in approximately 58,000 points of distribution primarily in the United States and Canada as well as several other countries, across mainstream grocery, mass merchandiser and natural retailer channels, direct to consumer, and various food-away-from-home channels, including restaurants, foodservice outlets and schools.
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
On August 5, 2019, we completed our secondary public offering (“Secondary Offering”) of common stock, in which we sold 250,000 shares and the selling stockholders sold 3,487,500 shares, including 487,500 shares pursuant to the underwriters’ over-allotment option. The shares were sold at a price of $160.00 per share for net proceeds to the Company of approximately $37.5 million, after deducting underwriting discounts and commissions of $1.5 million and offering expenses of approximately $1.0 million payable by us. We did not receive any proceeds from the sale of common stock by the selling stockholders.
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
We continue to experience substantial growth in net revenues over prior periods. The following factors and trends in our business have driven net revenue growth over prior periods and are expected to be key drivers of our net revenue growth for the foreseeable future:

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
Net revenues from sales in our retail channel increased by 211.5% in the three months ended September 28, 2019 to $50.5 million from $16.2 million in the three months ended September 29, 2018. Net revenues from sales in our restaurant and foodservice channel increased by 311.8% in the three months ended September 28, 2019 to $41.5 million from $10.1 million in the three months ended September 29, 2018.
Net revenues from sales in our retail channel increased by 180.2% in the nine months ended September 28, 2019 to $104.2 million from $37.2 million in the nine months ended September 29, 2018. Net revenues from sales in our restaurant and foodservice channel increased by 394.9% in the nine months ended September 28, 2019 to $95.3 million from $19.2 million in the nine months ended September 29, 2018. We expect further growth in both channels as we increase our production capacity in response to demand and add new customers.
We distribute our products internationally, using distributors in 53 countries as of November 11, 2019, including Australia, Chile, the European Union, Hong Kong, Ireland, Israel, the Middle East, New Zealand, the Philippines, Singapore, South Africa, South Korea, Taiwan and the United Kingdom. Our international net revenues (excluding revenues from Canada) are included in our restaurant and foodservice channel and were approximately 14% and 4%, respectively, of our net revenues in the three months ended September 28, 2019 and September 29, 2018 and were approximately 12% and 3%, respectively, of our net revenues in the nine months ended September 28, 2019 and September 29, 2018. All of our long-lived assets are in the United

States and we have no long-lived assets in any international locations. Net revenues from sales to the Canadian market are included with net revenues from sales to the United States market. Net revenues from international sales are expected to continue to grow.
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
Over the next several years, we expect that gross profit improvements will be delivered primarily through improved volume leverage, greater internalization of our manufacturing footprint, materials and packaging input cost reductions, tolling fee efficiencies, and improved supply chain logistics and distribution costs.
Gross margin improved by 1,640 basis points to 35.6% in the three months ended September 28, 2019 from 19.2% in the three months ended September 29, 2018. Gross margin improved by 1,600 basis points to 33.2% in the nine months ended September 28, 2019 from 17.2% in the nine months ended September 29, 2018. Gross margin benefited from an increase in the amount of products sold, improved production efficiencies and from a greater proportion of revenues from products in our fresh platform which have a higher net selling price per pound. As we continue to expand production and are able to increase manufacturing efficiency and leverage the cost of our fixed production and staff costs, we expect to increase our gross margin. We also expect to continue to increase gross margin through ingredient cost savings achieved through scale of purchasing and through expanding our co-manufacturing network and negotiating lower tolling fees.

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
Our selling and marketing expense is expected to increase, both through a greater focus on marketing and through additions to our sales organizations. We expect to significantly expand our marketing efforts to achieve greater brand awareness, attract new customers and increase market penetration. We have historically had a very small sales force, with only nine full-time sales employees as of December 31, 2017 growing to 31 full-time sales employees as of September 28, 2019. As we continue to grow, we expect to expand our sales force to address additional opportunities, which could substantially increase our selling expense. Our administrative expenses are expected to increase as a public company with increased personnel cost in accounting, IT and compliance-related expenses.
Restructuring Expenses
In May 2017, management approved a plan to terminate an exclusive supply agreement with one of our co-manufacturers. See “—Results of Operations—Three and Nine Months Ended September 28, 2019 Compared to Three and Nine Months ended September 29, 2018—Restructuring Expenses” for a discussion of these expenses.
Seasonality
Generally, we expect to experience greater demand for certain of our products during the summer grilling season. As our business continues to grow, we expect to see additional seasonality effects, with revenue growth tending to be greater in the second and third quarters of the year.

Results of Operations
The following table sets forth selected items in our condensed statements of operations for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenues	$91,961	$26,277	$199,418	$56,420
Cost of goods sold	59,178	21,235	133,123	46,709
Gross profit	32,783	5,042	66,295	9,711
Research and development expenses	5,951	2,165	14,661	6,267
Selling, general and administrative expenses	20,944	10,353	47,636	23,133
Restructuring expenses	2,319	528	3,560	1,170
Total operating expenses	29,214	13,046	65,857	30,570
Income (loss) from operations	$3,569	$(8,004)	$438	$(20,859)
The following table presents selected items in our condensed statements of operations as a percentage of net revenues for the respective periods presented:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.4	80.8	66.8	82.8
Gross profit	35.6	19.2	33.2	17.2
Research and development expenses	6.5	8.2	7.3	11.1
Selling, general and administrative expenses	22.8	39.4	23.9	41.0
Restructuring expenses	2.5	2.0	1.8	2.1
Total operating expenses	31.8	49.6	33.0	54.2
Income (loss) from operations	3.9%	(30.5)%	0.2%	(37.0)%

Three and Nine Months Ended September 28, 2019 Compared to Three and Nine Months Ended September 29, 2018
Net Revenues

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	September 28, 2019	September 29, 2018	Amount	%	September 28, 2019	September 29, 2018	Amount	%
Net revenues:
Gross Fresh Platform	$97,995	$26,815	$71,180	265.4%	$204,523	$51,530	$152,993	296.9%
Gross Frozen Platform	4,007	2,295	1,712	74.6%	14,158	11,549	2,609	22.6%
Less: Discounts	(10,041)	(2,833)	(7,208)	254.4%	(19,263)	(6,659)	(12,604)	189.3%
Net revenues	$91,961	$26,277	$65,684	250.0%	$199,418	$56,420	$142,998	253.5%

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	September 28, 2019	September 29, 2018	Amount	%	September 28, 2019	September 29, 2018	Amount	%
Net revenues:
Retail	$50,465	$16,201	$34,264	211.5%	$104,164	$37,173	$66,991	180.2%
Restaurant and Foodservice	41,496	10,076	31,420	311.8%	95,254	19,247	76,007	394.9%
Net revenues	$91,961	$26,277	$65,684	250.0%	$199,418	$56,420	$142,998	253.5%
Net revenues increased by $65.7 million, or 250.0%, and $143.0 million, or 253.5%, in the three and nine months ended September 28, 2019, respectively, as compared to the prior-year periods primarily due to strong growth in sales volumes of products in our fresh platform across both our retail and our restaurant and foodservice channels, driven by expansion in the number of retail and foodservice points of distribution, including new strategic customers, international customers and greater demand from our existing customers. Net revenues from international customers (excluding the Canadian market) in the three and nine months ended September 28, 2019 were approximately 14% and 12% of net revenues, respectively, as compared to approximately 4% and 3% of net revenues, respectively, in the prior-year periods. We discontinued our frozen chicken strips product line during the first quarter of 2019.
Gross revenues from sales of products in our fresh platform in the three and nine months ended September 28, 2019 increased $71.2 million, or 265.4%, and $153.0 million, or 296.9%, respectively, primarily due to increases in sales of fresh platform products. Net revenues from retail sales in the three and nine months ended September 28, 2019 increased $34.3 million, or 211.5%, and $67.0 million, or 180.2%, respectively, primarily due to increases in sales of the Beyond Burger. Net revenues from sales through our restaurant and foodservice channel in the three and nine months ended September 28, 2019 increased $31.4 million, or 311.8%, and $76.0 million, or 394.9%, respectively, primarily due to increases in sales of the Beyond Burger, which was being served in approximately 18,200 restaurant and foodservice outlets worldwide as of October 23, 2019, and due to increased sales of Beyond Sausage.

The following tables present volume of our products sold in pounds:

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	September 28, 2019	September 29, 2018	Amount	%	September 28, 2019	September 29, 2018	Amount	%
Retail:
Fresh Platform	8,308	2,284	6,024	263.7%	15,544	4,521	11,023	243.8%
Frozen Platform	429	389	40	10.3	1,463	1,826	(363)	(19.9)
Total	8,737	2,673	6,064	226.9%	17,007	6,347	10,660	168.0%

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	September 28, 2019	September 29, 2018	Amount	%	September 28, 2019	September 29, 2018	Amount	%
Restaurant and Foodservice:
Fresh Platform	6,915	1,488	5,427	364.7%	15,981	2,757	13,224	479.7%
Frozen Platform	365	84	281	334.5	1,363	490	873	178.2
Total	7,280	1,572	5,708	363.1%	17,344	3,247	14,097	434.2%
Cost of Goods Sold

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	September 28, 2019	September 29, 2018	Amount	%	September 28, 2019	September 29, 2018	Amount	%
Cost of goods sold	$59,178	$21,235	$37,943	178.7%	$133,123	$46,709	$86,414	185.0%
Cost of goods sold increased by $37.9 million, or 178.7%, and $86.4 million, or 185.0%, respectively, in the three and nine months ended September 28, 2019 as compared to the prior-year periods, primarily due to the increase in the sales volume of our products.
Gross Profit and Gross Margin

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	September 28, 2019	September 29, 2018	Amount	%	September 28, 2019	September 29, 2018	Amount	%
Gross profit	$32,783	$5,042	$27,741	550.2%	$66,295	$9,711	$56,584	582.7%
Gross margin	35.6%	19.2%	1,640	N/A	33.2%	17.2%	1,600	N/A
Gross profit in the three months ended September 28, 2019 was $32.8 million as compared to gross profit of $5.0 million in the prior-year period, an improvement of $27.7 million. Gross profit in the nine months ended September 28, 2019, was $66.3 million as compared to gross profit of $9.7 million in the nine months ended September 29, 2018, an improvement of $56.6 million. The improvement in gross profit and gross margin was primarily due to an increase in the amount of products sold, with resulting operating leverage, and improved production efficiencies. The greater proportion of product revenues from our fresh platform also contributed to the improvement in gross margin, due to a higher net selling price per pound of products in our fresh versus frozen platform. We include outbound shipping and handling costs within SG&A expenses. As a result, our gross profit and gross margin may not be comparable to other entities that present all shipping and handling costs as a component of cost of goods sold.
Research and Development Expenses

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	September 28, 2019	September 29, 2018	Amount	%	September 28, 2019	September 29, 2018	Amount	%
Research and development expenses	$5,951	$2,165	$3,786	174.9%	$14,661	$6,267	$8,394	133.9%
Research and development expenses increased $3.8 million, or 174.9%, and $8.4 million, or 133.9%, in the three and nine months ended September 28, 2019, respectively, as compared to the prior-year periods. Research and development expenses increased primarily due to higher headcount, higher scale-up expenses and higher depreciation and amortization expense compared to the respective prior-year periods.
SG&A Expenses

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	September 28, 2019	September 29, 2018	Amount	%	September 28, 2019	September 29, 2018	Amount	%
Selling, general and administrative expenses	$20,944	$10,353	$10,591	102.3%	$47,636	$23,133	$24,503	105.9%
SG&A expenses increased by $10.6 million, or 102.3%, in the three months ended September 28, 2019 as compared to the prior-year period. The increase was primarily due to $3.0 million in higher salaries and related expenses resulting from higher headcount, $2.2 million in higher share-based compensation expense, $1.3 million in higher outbound shipping and handling expenses and $1.3 million in higher broker and distributor commissions, and continued investment in marketing capabilities.
SG&A expenses increased by $24.5 million, or 105.9%, in the nine months ended September 28, 2019, as compared to the prior-year period. The increase was primarily due to $7.9 million in higher salaries and related expenses, resulting from higher headcount, $3.3 million in higher share-based compensation expense, $2.5 million in higher outbound shipping and handling expenses, $2.3 million in higher broker and distributor commissions, $1.1 million in higher insurance cost and continued investment in marketing capabilities.
Restructuring Expenses
As a result of the termination in May 2017 of an exclusive supply agreement with one of our co- manufacturers due to non-performance under the agreement, we recorded restructuring expenses of $2.3 million and $0.5 million in the three months ended September 28, 2019 and September 29, 2018, respectively, and $3.6 million and $1.2 million in the nine months ended September 28, 2019 and September 29, 2018, respectively, primarily related to legal and other expenses associated with the dispute. As of September 28, 2019 and December 31, 2018, there were $0.7 million and $0, respectively, in accrued unpaid liabilities associated with this contract termination representing legal fees. We continue to incur legal fees in connection with our ongoing efforts to resolve this dispute. See Note 3, Restructuring, to the Notes to Unaudited Condensed Financial Statements included in Part I, Item 1 of this report and Legal Proceedings in Part II, Item 1 of this report.

Total Other Income (Expense), Net
Total other income (expense), net primarily includes expense associated with the remeasurement of our preferred stock warrant liability and common stock warrant liability. On May 6, 2019, in connection with the IPO, the warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for common stock. We remeasured and reclassified the common stock warrant liability to additional-paid-in-capital in connection with the IPO and recorded $12.5 million in expense associated with the remeasurement of warrant liability in the six months ended June 29, 2019.
Subsequent to the closing of the IPO, all outstanding warrants to purchase shares of common stock were cashless exercised. No warrants were outstanding as of September 28, 2019 and no expense associated with the remeasurement of warrant liability was recorded in the three months ended September 28, 2019.
Income (Loss) from Operations
Income from operations in the third quarter of 2019 was $3.6 million compared to loss from operations of $8.0 million in the third quarter of the prior year. Income from operations in the first nine months of 2019 was $0.4 million compared to loss from operations of $20.9 million in the first nine months of the prior year. This improvement was driven entirely by the year-over-year increase in gross profit, partially offset by higher operating expenses to support our expanded manufacturing and supply chain operations, higher administrative costs associated with being a public company, and continued investment in innovation and marketing capabilities.
Income Tax Expense
For the three months ended September 28, 2019 and September 29, 2018, we recorded no income tax expense in our condensed statements of operations. For the nine months ended September 28, 2019 and September 29, 2018, we recorded income tax expense of $21,000 and $0, respectively, in our condensed statements of operations.No tax benefit was provided for losses incurred because those losses are offset by a full valuation allowance.
Net Income (Loss)
Net income was $4.1 million in the three months ended September 28, 2019 compared to a net loss of $9.3 million in the prior-year period. Net loss was $12.0 million in the nine months ended September 28, 2019 compared to a net loss of $22.4 million in the prior-year period. The decrease in net loss was primarily the result of the higher gross profit in the first nine months of 2019, partially offset by higher operating expenses, expenses associated with the remeasurement of our common stock warrant liability in connection with the IPO, and higher interest expense.
Non-GAAP Financial Measures
We use the following non-GAAP financial measures in assessing our operating performance and in our financial communications:
“Adjusted EBITDA” is defined as net income (loss) adjusted to exclude, when applicable, income tax expense, interest expense, depreciation and amortization expense, restructuring expenses, share-based compensation expense, inventory losses from termination of an exclusive supply agreement with a co-manufacturer, costs of termination of an exclusive supply agreement with the same co-manufacturer, and expenses primarily associated with the conversion of our convertible notes and remeasurement of our preferred stock warrant liability and common stock warrant liability.
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
There are a number of limitations related to the use of Adjusted EBITDA rather than net income (loss), which is the most directly comparable GAAP measure. Some of these limitations are:

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

The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net income (loss), as reported (unaudited):

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income (loss), as reported	$4,099	$(9,342)	$(11,991)	$(22,434)
Income tax expense	—	—	21	—
Interest expense	855	313	2,329	388
Depreciation and amortization expense	2,023	1,426	5,980	3,046
Restructuring expenses(1)	2,319	528	3,560	1,170
Share-based compensation expense	3,129	380	5,807	1,090
Remeasurement of warrant liability	—	994	12,503	1,253
Other (income) expense, net	(1,385)	31	(2,424)	(66)
Adjusted EBITDA	$11,040	$(5,670)	$15,785	$(15,553)

Net income (loss) as a % of net revenues	4.5%	(35.6)%	(6.0)%	(39.8)%
Adjusted EBITDA as a % of net revenues	12.0%	(21.6)%	7.9%	(27.6)%
_____________

(1)	Primarily comprised of legal and other expenses associated with the dispute with a co-manufacturer with whom an exclusive supply agreement was terminated in May 2017.

Liquidity and Capital Resources
Our primary cash needs are for operating expenses, working capital and capital expenditures to support the growth in our business. Prior to our IPO, we financed our operations through private sales of equity securities and through sales of our products. Since our inception and through September 28, 2019, we raised a total of $199.5 million from the sale of convertible preferred stock, including through sales of convertible notes which were converted into preferred stock, net of costs associated with such financings. In connection with our IPO, we sold an aggregate of 11,068,750 shares of our common stock, including 1,443,750 shares pursuant to the underwriters’ over-allotment option, at an IPO price of $25.00 per share and received approximately $252.4 million in net proceeds.
In connection with the Secondary Offering we sold 250,000 shares of our common stock and the selling stockholders sold 3,487,500 shares, including 487,500 shares pursuant to the underwriters’ over-allotment option. The shares were sold at a price of $160.00 per share and we received net proceeds of approximately $37.5 million. We did not receive any proceeds from the sale of common stock by the selling stockholders. We have also entered into the credit facilities described below with Silicon Valley Bank (“SVB”).
As of September 28, 2019, we had $312.5 million in cash and cash equivalents. We believe that our cash and cash equivalents, cash flow from operating activities and available borrowings under our credit facilities will be sufficient to fund our working capital and meet our anticipated capital requirements for the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us, including the costs associated with our current litigation with a former co-manufacturer; the expenses needed to attract and retain skilled personnel; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
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
The 2018 Term Loan Facility and the 2018 Revolving Credit Facility (collectively, the “SVB Credit Facilities”) contain customary negative covenants that limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB Credit Facilities are secured by a blanket lien on all of our personal property assets. The SVB Credit Facilities also contain customary affirmative covenants, including delivery of audited financial statements. We were in compliance with the covenants in the SVB Credit Facilities as of September 28, 2019.
As of September 28, 2019 and December 31, 2018, we had $6.0 million and $20.0 million in borrowings on the 2018 Revolving Credit Facility and 2018 Term Loan Facility, respectively, and had no availability to borrow under either of these loan facilities. In the three months ended September 28, 2019 and September 29, 2018, we incurred $0.7 million and $0.3 million, respectively, in interest expense related to the SVB credit facilities. In the nine months ended September 28, 2019 and September 29, 2018, we incurred $1.9 million and $0.3 million, respectively, in interest expense related to the SVB credit facilities. The interest rates on the 2018 Revolving Credit Facility and the 2018 Term Loan Facility at September 28, 2019 were 6.00% and 9.00%, respectively.
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
The equipment loan facility has a prepayment penalty of 2% during the first two years of the term and 1% thereafter. The facility contains customary negative covenants that limit our ability to, among other things, grant liens, repurchase stock, pay dividends, transfer assets and merge or consolidate. It is secured by all equipment purchased with cash borrowed under the facility and all of our accounts, money, books, records and any cash or noncash proceeds of the foregoing. The facility also contains customary affirmative covenants, including delivery of audited financial statements. We were in compliance with the covenants contained in the equipment loan facility as of September 28, 2019.

We had $5.0 million in borrowings outstanding as of September 28, 2019 and December 31, 2018 under the equipment loan facility. The interest rate on the equipment loan facility at September 28, 2019 and December 31, 2018 was 11.25% and 11.5%, respectively. For the three months ended September 28, 2019 and September 29, 2018, we recorded $0.1 million and $19,000, respectively, in interest expense related to the equipment loan facility. For the nine months ended September 28, 2019 and September 29, 2018, we recorded $0.4 million and $19,000, respectively, in interest expense related to the equipment loan facility.
Cash Flows
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated.

	Nine Months Ended
(in thousands)	September 28, 2019	September 29, 2018
Cash (used in) provided by:
Operating activities	$(18,339)	$(24,377)
Investing activities	$(17,153)	$(18,205)
Financing activities	$293,672	$53,327
Net Cash Used in Operating Activities
In the nine months ended September 28, 2019, we incurred a net loss of $12.0 million. The primary reason for net cash used in operating activities of $18.3 million was the $30.8 million in net cash outflows from changes in our operating assets and liabilities, primarily due to increases in inventory and accounts receivable. Net loss in the nine months ended September 28, 2019, included $24.4 million in non-cash expenses comprised of change in warrant liability, depreciation and amortization expense, and share-based compensation expense.
In the nine months ended September 29, 2018, we incurred a net loss of $22.4 million, which was the primary reason for net cash used in operating activities of $24.4 million. Net cash used in operating activities also included $7.5 million in net cash outflows from changes in our operating assets and liabilities, partially offset by $5.5 million in non-cash expenses comprised of depreciation and amortization expense, change in warrant liability, and share-based compensation expense.
Depreciation and amortization expense was $6.0 million and $3.0 million in the nine months ended September 28, 2019 and September 29, 2018, respectively. We anticipate our depreciation and amortization expense will be approximately $2.1 million per quarter in 2019 based on our existing fixed assets and anticipated capital expenditures as we expand our production capabilities to meet increased demand for our products.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our growth and investment in property, plant and equipment.
In the nine months ended September 28, 2019, net cash used in investing activities was $17.2 million and consisted of $9.5 million in cash outflows for purchases of property, plant and equipment, primarily for manufacturing facility improvements and manufacturing equipment, $7.4 million in cash outflows related to property, plant and equipment purchased for sale to co-manufacturers which we expect will be sold by the end of 2019, and security deposits.
In the nine months ended September 29, 2018, net cash used in investing activities was $18.2 million and consisted of cash outflows for purchases of property, plant and equipment, primarily for manufacturing facility improvements and manufacturing equipment.
For the remainder of 2019, we anticipate spending approximately $12.0 million in capital expenditures. In 2020, we anticipate spending approximately $40.0 million in capital expenditures as we scale our production capacity, including expenditures for additional machinery and equipment, as well as investment in facilities and expenditures to replace normal wear and tear of machinery and equipment.
Net Cash Provided by Financing Activities
In the nine months ended September 28, 2019, net cash provided by financing activities was $293.7 million primarily as a result of $254.9 million in net proceeds from our IPO, net of issuance costs, $37.9 million in net proceeds to us from the Secondary Offering, net of issuance costs, and $0.9 million in proceeds from stock option exercises, partially offset by $31,000 in payments of capital lease obligations.
In the nine months ended September 29, 2018, net cash provided by financing activities was $53.3 million primarily as a result of $25.0 million in advance funding for Series H preferred stock financing, $31.0 million in aggregate proceeds from bank term loan, revolving credit line and equipment loan, $1.3 million in net proceeds from the issuance of our Series G preferred stock and $1.1 million in proceeds from stock option exercises, partially offset by $5.0 million in aggregate repayments on our revolving credit line, term loan, and the Missouri Note.
As of September 28, 2019, we had borrowed the entire availability of $20.0 million under the 2018 Term Loan Facility and $6.0 million under the 2018 Revolving Credit Facility.
Contractual Obligations and Commitments
There have been no significant changes during the nine months ended September 28, 2019 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Prospectus other than the following:
Leases
Effective March 1, 2019, we entered into a lease for our principal executive offices in El Segundo, California, for an initial term of five years. The aggregate lease amount for the five-year term is $2.7 million. The future minimum lease payments required under noncancelable lease obligations related to this lease are $2.4 million due through 2023 (approximately $0.5 million annually) and $0.1 million thereafter.
Purchase Commitments
As of September 28, 2019, the Company had committed to purchase pea protein inventory totaling $68.0 million, approximately $20 million in the remainder of 2019, $24 million in 2020, and $24 million in 2021.
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
There have been no material changes in our critical accounting policies during the nine months ended September 28, 2019, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Prospectus and Note 2, Summary of Significant Accounting Policies, to the Notes to Unaudited Condensed Financial Statements included in Part I, Item 1 of this report.

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
We are subject to interest rate risk in connection with our SVB Credit Facilities and our equipment loan facility. See “—Liquidity and Capital Resources—Credit Facilities” and “—Liquidity and Capital Resources—Equipment Loan Facility” above. Based on the average interest rate on our SVB Credit Facilities and equipment loan facility during the nine months ended September 28, 2019 and to the extent that borrowings were outstanding, we do not believe that a 1.0% change in the interest rate would have a material effect on our results of operations or financial condition.
Ingredient Risk
Our profitability is dependent on, among other things, our ability to anticipate and react to raw material and food costs. Currently, the main ingredient in our products is pea protein, which we source from Canada and France. The prices of pea protein and other ingredients we use are subject to many factors beyond our control, such as the number and size of farms that grow Canadian and European yellow peas, the vagaries of these farming businesses, including poor harvests due to adverse weather conditions, natural disasters and pestilence, and changes in national and world economic conditions. In addition, we purchase some ingredients and other materials offshore, and the price and availability of such ingredients and materials may be affected by political events or other conditions in these countries or tariffs or trade wars. As of September 28, 2019, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $0.8 million or a decrease of approximately $0.8 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced net losses in almost every period since our inception. In the nine months ended September 28, 2019, we incurred a net loss of $12.0 million. In the years ended December 31, 2016, 2017 and 2018, we incurred net losses of $25.1 million, $30.4 million and $29.9 million, respectively. We anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest to increase our customer base, supplier network and co-manufacturing partners, expand our marketing channels, invest in our distribution and manufacturing facilities, hire additional employees and enhance our technology and production capabilities. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues and margins sufficiently to offset the anticipated higher expenses. We incur significant expenses in developing our innovative products, building out our manufacturing facilities, obtaining and storing ingredients and other products and marketing the products we offer. In addition, many of our expenses, including the costs associated with our existing and any future manufacturing facilities, are fixed. Accordingly, we may not be able to achieve or sustain profitability, and we may incur significant losses for the foreseeable future.
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
Many retailers purchase our products through food distributors which purchase, store, sell, and deliver our products to retailers. In the nine months ended September 28, 2019, our largest distributors in terms of their respective percentage of our gross revenues included the following: United Natural Foods, Inc. (“UNFI”), 19% and DOT Foods, Inc. (“DOT”), 18%. In the nine months ended September 29, 2018, our largest distributors in terms of their respective percentage of our gross revenues included the following: UNFI, 38%; DOT, 17%; and Sysco Merchandising and Supply Chain Services, Inc., 14%. We expect that most of our sales will be made through a core number of distributors for the foreseeable future. Since these distributors act as intermediaries between us and the retail grocers or restaurants and foodservice providers, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with them that ensure future sales of our products. If we lose one or more of our significant distributors and cannot replace the distributor in a timely manner or at all, our business, results of operation and financial condition may be materially adversely affected.

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
We currently only have a written contract with one of our co-manufacturers in the United States. Loss of one or more of our co-manufacturers or our failure to timely identify and establish relationships with new co-manufacturers could harm our business and impede our growth.
A significant amount of our revenue is derived from products manufactured at manufacturing facilities owned and operated by our co-manufacturers. We currently only have a written manufacturing contract with one of our co-manufacturers in the United States. Any of the co-manufacturers with whom we do not have a written contract could seek to alter or terminate its relationship with us at any time, leaving us with periods during which we have limited or no ability to manufacture our products. If we need to replace a co-manufacturer, there can be no assurance that additional capacity will be available when required on acceptable terms, or at all.
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
We also compete with other food brands that develop and sell plant-based protein products, including, but not limited to, Boca Foods, Field Roast Grain Meat Co., Gardein, Impossible Foods, Lightlife, Morningstar Farms, Tofurky, Nestle’ S.A., Smithfield Foods, and with companies which may be more innovative, have more resources and be able to bring new products to market faster and to more quickly exploit and serve niche markets such as lab-grown or “clean meat.” We compete with these competitors for foodservice and restaurant customers, retailer shelf space and consumers.
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
Since our inception, substantially all of our resources have been dedicated to the development of our three core plant-based product platforms of beef, pork and poultry, including purchases of property, plant and equipment, principally to support the development and production of our products, the build-out and equipping of our Manhattan Beach Project Innovation Center, and manufacturing facility improvements and purchases of manufacturing equipment. We believe that we will continue to expend substantial resources for the foreseeable future as we expand into additional markets we may choose to pursue. These expenditures are expected to include costs associated with research and development, manufacturing and supply, as well as marketing and selling existing and new products. In addition, other unanticipated costs may arise.
As of September 28, 2019, we had cash and cash equivalents of $312.5 million. Our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
The Beyond Burger accounted for approximately 48% and 70% of our gross revenues in 2017 and 2018, respectively, and approximately 55% of our gross revenues in the nine months ended September 28, 2019. The Beyond Burger is our flagship product and has been the focal point of our development and marketing efforts, and we believe that sales of the Beyond Burger will continue to constitute a significant portion of our revenues, income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand production and distribution of the Beyond Burger, or that customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of the Beyond Burger could have a material adverse effect on our business, financial condition and results of operations.
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
Our plans for addressing our rapid growth include expanding operations at our Columbia, Missouri facilities and/or seeking an alternative or additional facility. In this tight labor market, we may be unable to hire and retain skilled employees, which will severely hamper our expansion plans, product development and manufacturing efforts. As of August 2019, the Columbia area had an unemployment rate of 2.6%. As a result of this tight labor market, we currently rely on temporary workers in addition to full-time employees, and in the future, we may be unable to attract and retain employees with the skills we require, which could impact our ability to expand our operations.
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
We have grown rapidly since inception and anticipate further growth. For example, our net revenues increased from $16.2 million at December 31, 2016 to $32.6 million at December 31, 2017 and to $87.9 million at December 31, 2018. Net revenues in the nine months ended September 28, 2019 were $199.4 million. Our full-time employee count at September 28, 2019 (including contract employees) has more than tripled since December 31, 2016. This growth has placed significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business and our product offerings will place significant demands on our management and operations teams and require significant additional resources to meet our needs, which may not be available in a cost-effective manner, or at all. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, any of which could harm our business, brand, results of operations and financial condition.
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
We are or will be subject to extensive regulations internationally where we manufacture, distribute and/or sell our products. Our products are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, storing, labeling, marketing, advertising and distribution of these products. For example, in early 2018, we received an inquiry from Canadian officials about the labeling and composition of products that we export to Canada. We responded promptly to that inquiry, identifying minor formulation changes that we made under Canadian regulations. If regulators determine that the labeling and/or composition of any of our products is not in compliance with Canadian law or regulations, or if we or our co-manufacturers otherwise fail to comply with applicable laws and regulations in Canada or other jurisdictions, we could be subject to civil remedies or penalties, such as fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of the products, or refusals to permit the import or export of products, as well as potential criminal sanctions. In addition, enforcement of existing laws and regulations, changes in legal requirements and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. In addition, with our expanding international operations, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, or FCPA, and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials or other third parties for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, cash flows and financial condition.
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
The FDA and the USDA, state regulators or similar foreign regulatory authorities, such as Health Canada or the Canadian Food Inspection Agency, or the CFIA, could take action to impact our ability to use the term “meat” or similar words (such as “beef”) to describe our products. For example, in 2018, the state of Missouri passed a law prohibiting any person engaged in advertising, offering for sale, or sale of food products from misrepresenting a product as meat that is not derived from harvested production livestock or poultry. While the state of Missouri Department of Agriculture clarified its interpretation that products which include prominent disclosure that the product is “made from plants,” or comparable disclosure such as through the use of the phrase “plant-based,” are not misrepresented under the Missouri law, additional states have recently passed similar laws, and other regulators could always take a different position. Canadian Food and Drug Regulations also provide requirements for “simulated meat” products, including requirements around composition and naming. More recently, a bill was introduced into the US House of Representatives that would require the use of the word “imitation” in the name of plant-based meat products.  If this bill gains traction and ultimately becomes law, it could require us to identify our products as “imitation” in our product labels.
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
Our commercial success depends in part on our ability to protect our intellectual property and proprietary technologies. We rely on a combination of patent protection, where appropriate and available, copyrights, trade secrets and trademarks laws, as well as confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our proprietary technology or permit us to gain or keep any competitive advantage. As of September 28, 2019, we had one issued U.S. patent and 18 pending patent applications, including five in the United States and 13 international patent applications.
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
Our restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

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

•
prohibiting the adoption, amendment or repeal of our amended and restated bylaws or the repeal of the provisions of our restated certificate of incorporation regarding the election and removal of directors without the required approval of at least 66.67% of the shares entitled to vote at an election of directors;

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
These and other provisions in our restated certificate of incorporation and our amended and restated bylaws and under Delaware law could discourage potential takeover attempts, reduce the price investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.
Insiders’ stock ownership could have an impact on matters requiring stockholder approval.
Our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 11.0% of our outstanding capital stock as of November 11, 2019. As a result, these stockholders may be able to exercise influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any of our directors, officers, employees or agents or our stockholders;

•	any action asserting a claim against us arising under the DGCL, our restated certificate of incorporation, or our amended and restated bylaws; and

•	any action asserting a claim against us that is governed by the internal-affairs doctrine;
provided, that with respect to any derivative action or proceeding brought on our behalf to enforce any liability or duty created by the Exchange Act or the rules and regulations thereunder, the exclusive forum will be the federal district courts of the United States of America. Our restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive forum provision in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business. For example, the Court of Chancery of the State of Delaware determined in December 2018 that the exclusive forum provision of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be reviewed and ultimately overturned by the Delaware Supreme Court. If the Court of Chancery’s decision were to be overturned, we would enforce the federal district court exclusive forum provision in our amended and restated certificate of incorporation.
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
None.
Use of Proceeds from our Initial Public Offering of Common Stock
As previously reported, we received approximately $252.4 million of net proceeds from our initial public offering which closed on May 6, 2019.
On August 5, 2019, we closed our secondary offering, in which we sold 250,000 shares of common stock and the selling stockholders sold 3,487,500 shares, including 487,500 shares sold in connection with the exercise of the underwriters' option to purchase additional shares, at a price to the public of $160.00 per share. We received approximately $37.5 million in net proceeds after deducting underwriting discounts and commissions and offering expenses of approximately $2.5 million. None of the expenses associated with the secondary offering were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, BofA Securities, Inc., Jefferies LLC, William Blair & Company, L.L.C. and Raymond James & Associates, Inc. acted as underwriters for the secondary offering.

Net proceeds from our IPO and secondary offering have been invested in short-term, interest-bearing, investment grade securities. There has been no material change in the expected use of the net proceeds from our IPO as described in our registration statement on Form S-1 (File. No. 333-228453) filed with the SEC which became effective on May 1, 2019 and in the expected use of the net proceeds to us from our secondary offering as described in our registration statement on Form S-1 (File. No. 333-232876) filed with the SEC which became effective on July 31, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	10-Q	6/12/2019	3.1
3.2	Amended and Restated Bylaws.	10-Q	6/12/2019	3.2
4.1	Form of Common Stock Certificate.	S-1/A	3/27/2019	4.1
10.1	Amendment No. 1 to PURIS Master Supply Agreement.				X
10.2	Offer Letter dated August 1, 2019 with Sanjay Shah.*	8-K	9/19/2019	10.1
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2019 formatted in Inline XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) and (vi) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.

					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

BEYOND MEAT, INC.

Date:	November 12, 2019	By:	/s/ Ethan Brown
Ethan Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2019	By:	/s/ Mark J. Nelson
Mark J. Nelson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)