Form 10-K
period 2019-12-31
BEYOND MEAT, INC.
filed 2020-03-19
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38879

BEYOND MEAT, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-4087597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
119 Standard Street
El Segundo, CA 90245
(Address, including zip code, of principal executive offices)

(866) 756-4112
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	BYND	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐     No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).         Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                        ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of June 28, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of the registrant’s common stock as reported on the Nasdaq Global Select Market on such date, was $7.2 billion.
As of March 18, 2020, the registrant had 61,845,096 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2019 are incorporated herein by reference in Part III where indicated.

Note Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of the federal securities laws. We have based these forward-looking statements largely on our current opinions, expectations, beliefs, plans, objectives, assumptions and projections about future events and financial trends affecting the operating results and financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	estimates of our expenses, future revenues, capital expenditures, capital requirements and our needs for additional financing;

•	our ability to effectively manage our growth;

•	the impact of adverse and uncertain economic conditions in the U.S. and international markets;

•
the effects of global outbreaks of pandemics or contagious diseases or fear of such outbreaks, such as the recent coronavirus (COVID-19) pandemic, including on our supply chain, the demand for our products, our ability to expand and produce in new geographic markets or the timing of such expansion efforts, and on overall economic conditions and consumer confidence and spending levels;

•	our estimates of the size of our market opportunities;

•	our ability to effectively expand our manufacturing and production capacity;

•	our ability to accurately forecast demand for our products and manage our inventory;

•	our ability to successfully enter new geographic markets, manage our international expansion and comply with any applicable laws and regulations;

•	the effects of increased competition from our market competitors and new market entrants;

•	the success of our marketing initiatives and the ability to grow brand awareness, maintain, protect and enhance our brand, attract and retain new customers and grow our market share;

•	our ability to attract, maintain and effectively expand our relationships with key strategic restaurant and foodservice partners;

•	our ability to attract and retain our suppliers, distributors, co-manufacturers and customers;

•	our ability to procure sufficient high quality, raw materials to manufacture our products;

•	the availability of pea protein that meets our standards;

•	our ability to diversify the protein sources used for our products;

•	the volatility associated with ingredient and packaging costs;

•	real or perceived quality or health issues with our products or other issues that adversely affect our brand and reputation;

•	changes in the tastes and preferences of our consumers;

•
our ability to accurately predict consumer taste preferences, trends and demand and successfully introduce and commercialize new products and improve existing products, including in new geographic markets;

i

•	significant disruption in, or breach in security of our information technology systems and resultant interruptions in service and any related impact on our reputation;

•	the attraction and retention of qualified employees and key personnel and our ability to maintain our corporate culture as we continue to grow;

•	the effects of natural or man-made catastrophic events particularly involving our or any of our co-manufacturers’ manufacturing facilities or our suppliers’ facilities;

•	the impact of marketing campaigns aimed at generating negative publicity regarding our products, brand and the plant-based industry category;

•	the effectiveness of our internal controls;

•
changes in laws and government regulation affecting our business, including the U.S. Food and Drug Administration (“FDA”) and the U.S. Federal Trade Commission (“FTC”) governmental regulation, and state, local and foreign regulation;

•
changes in laws, regulations or policies of governmental agencies or regulators relating to the labeling of our products, including, in the United States, new federal or state legislation affecting plant-based meat that could impact how we name our products or our brand name;

•
the financial condition of, and our relationships with our suppliers, co-manufacturers, distributors, retailers, and restaurant and foodservice customers, and their future decisions regarding their relationships with us;

•	the ability of our suppliers and co-manufacturers to comply with food safety, environmental or other laws or regulations;

•	seasonality;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs and service our indebtedness;

•	economic conditions and the impact on consumer spending;

•	outcomes of legal or administrative proceedings;

•	our, our suppliers’ and our co-manufacturers’ ability to protect our proprietary technology, intellectual property and trade secrets adequately; and

•	the risks discussed in Part I, Item 1A, “Risk Factors,” included elsewhere herein, and those discussed in other documents we file from time to time with the Securities and Exchange Commission (“SEC”).
In some cases, you can identify forward-looking statements by the use of words such as “believe,” “may,” “will,” “will continue,” “could,” “will likely result,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “predict,” “project,” “expect,” “potential” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. These forward-looking statements are based on our current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied in the forward-looking statements.
All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date of this report. You should not put undue reliance on any forward-looking statements. We assume no obligation to publicly update or revise any forward-looking statements because of new information, future events, changes in assumptions or otherwise, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

ii

PART I
ITEM 1. BUSINESS.
Overview
Beyond Meat, Inc., a Delaware corporation (including its subsidiaries unless the context otherwise requires, “Beyond Meat,” “we,” “us,” “our” or the “Company”), is one of the fastest growing food companies in the United States, offering a portfolio of revolutionary plant-based meats. We build meat directly from plants, an innovation that enables consumers to experience the taste, texture and other sensory attributes of popular animal-based meat products while enjoying the nutritional and environmental benefits of eating our plant-based meat products. Our brand commitment, “Eat What You Love,” represents a strong belief that by eating our plant-based meats, consumers can enjoy more, not less, of their favorite meals, and by doing so, help to address concerns related to human health, climate change, resource conservation and animal welfare. The success of our breakthrough innovation model and products has allowed us to appeal to a broad range of consumers, including those who typically eat animal-based meats, positioning us to compete directly in the $1.4 trillion global meat industry.
To capture this broad market opportunity, we have developed three core plant-based product platforms that align with the largest meat categories globally: beef, pork and poultry. The primary components of animal-based meat—amino acids, lipids, carbohydrates, trace minerals, and water—are not exclusive to animals and are plentiful in plants. We create our plant-based products using proprietary scientific processes that determine the architecture of the animal-based meat we are seeking to replicate and then we assemble it using plant-derived amino acids, lipids, carbohydrates, trace minerals and water. We are focused on continuously improving our products so that they are, to the human sensory system, indistinguishable from their animal-based counterparts.
Our flagship product is the Beyond Burger, the world’s first 100% plant-based burger merchandised in the meat case of grocery stores in the United States. The Beyond Burger is designed to look, cook and taste like a traditional beef burger. We also sell a range of other plant-based meat products, including Beyond Sausage, Beyond Beef, Beyond Breakfast Sausage, and Beyond Beef Crumbles, as well as Beyond Fried Chicken and Beyond Meatball, which are currently sold to certain quick service restaurant (“QSR”) partners. All of our products are antibiotic-free, hormone-free, GMO-free and are certified Kosher and Halal, and all of our products other than Beyond Fried Chicken and Beyond Meatball are gluten-free. As of December 31, 2019, our products were available in approximately 77,000 retail and restaurant and foodservice outlets in more than 65 countries, across mainstream grocery, mass merchandiser, club and convenience store, and natural retailer channels, direct to consumer, and various food-away-from-home channels, including restaurants, foodservice outlets and schools. We enjoy a strong base of well-known retail and foodservice customers that we expect will continue to grow.
Research, development and innovation are core elements of our business strategy, and we believe they represent a critical competitive advantage for us. Through our Beyond Meat Rapid and Relentless Innovation Program, our team of scientists and engineers focuses on making continuous improvements to our existing product formulations and developing new products across our plant-based beef, pork and poultry platforms. Our state-of-the-art Manhattan Beach Project Innovation Center in El Segundo, California brings together leading scientists from chemistry, biology, material science, food science, and biophysics disciplines who work together with process engineers and culinary specialists to pursue our vision of perfectly building plant-based meat.
We continue to experience strong sales growth over prior periods. Net revenues increased to $297.9 million in 2019 from $87.9 million in 2018 and $32.6 million in 2017, representing a 202% compound annual growth rate. The Beyond Burger accounted for approximately 64%, 70% and 48% of our gross revenues in 2019, 2018 and 2017, respectively. We believe that sales of the Beyond Burger will continue to constitute a significant portion of our revenues, income and cash flow for the foreseeable future. In 2019, gross revenues from the Beyond Burger, all Beyond Sausage flavors, Beyond Beef and Beyond Beef Crumbles were approximately 64%, 23%, 8% and 5%, respectively, compared to approximately 70%,12%, 0% and 9%, respectively, in 2018. We have generated losses since inception. Net loss in 2019, 2018, and 2017 was $12.4 million, $29.9 million, and $30.4 million, respectively, as we invested in innovation and growth of our business. Going forward, we intend to continue to invest in innovation, supply chain capabilities, manufacturing and marketing initiatives as we believe the demand for our products will continue to accelerate across both retail and restaurant and foodservice channels as well as internationally.
Our Mission
We are a mission-driven business with long-standing core values. We strive to operate in an honest, socially responsible and environmentally sustainable manner and are committed to help solve the major health and global environmental issues which we believe are caused by an animal-based protein diet and existing meat industry practices. We believe our authentic and long-standing commitment to these causes better positions us to build loyalty and trust with current consumers and helps attract new ones. Our corporate culture embodies these values and, as a result, we enjoy a highly motivated and skilled work force committed to our mission and our enterprise.
The Beyond Meat Strategic Difference

•	Unique Approach to the Product
We employ a revolutionary and unique approach to create our products, with a goal of delivering the same satisfying taste, aroma and texture as the animal-based meats we seek to replicate. In our Manhattan Beach Project Innovation Center, our scientists and engineers work to continuously improve our products to replicate the sensory experience of animal-based meat. Through our investment in innovation, we have grown our portfolio to include new products including Beyond Beef, Beyond Breakfast Sausage, Beyond Fried Chicken and Beyond Meatball. In 2019, we also introduced a new version of the flagship Beyond Burger, designed to have a meatier taste and texture. Each product is designed to not only closely replicate the taste and sensory experience of its animal protein equivalent, but to also provide the nutritional and environmental benefits of plant-based meat.
We start by analyzing the composition and design of relevant animal-based meats at the molecular and structural level. The primary components, other than water, comprising animal-based meats are amino acids, lipids, carbohydrates, and trace minerals, which are not exclusive to animals and are present in abundance in plants. The amino acids that form the proteins which represent the muscle of animal-based meat can be sourced from plants. We use proteins primarily extracted from yellow peas, as well as mung beans, fava beans, brown rice and other plant stock, through a physical process to separate protein and fiber. We then apply heating, cooling and pressure at rapid and varied intervals to weave the protein into a fibrous structure to create woven protein. Once we have the woven protein, we then add the remaining ingredients, such as water, lipids, carbohydrates, flavor, color, trace minerals, and vitamins.
We operate approximately 90,000 square feet of production space in two facilities in Columbia, Missouri where we produce our woven protein. This woven protein is then converted according to our formulas and specifications into a packaged product by our network of co-manufacturers. Our proprietary blends of flavor systems and binding systems are also assembled in our facilities in Columbia, Missouri and shipped to our co-manufacturers.
This capital efficient production model allows us to scale more quickly to service the rapidly increasing demand for our products. We plan to expand our own internal production facilities domestically and abroad to produce our woven proteins, blends of flavor systems and binding systems, and potentially convert our woven proteins into packaged products, while forming additional strategic relationships with co-manufacturers.

•	Unique Approach to the Market
Our breakthrough product innovations have enabled a paradigm shift in both marketing and target audience—tapping into the enthusiastic pull from mainstream consumers for delicious and satisfying, yet better-for-you plant-based meats. This approach is summed up in our brand promise—“Eat What You Love.” When we launched our flagship Beyond Burger in 2016, we approached the marketplace in an unprecedented way. Instead of marketing and merchandising the Beyond Burger to vegans and vegetarians, we requested that the product be sold in the meat case at grocery retailers where meat-loving consumers are accustomed to shopping for center-of-plate proteins. We believe merchandising in the meat case in the retail channel has helped drive greater brand awareness with our end consumers.
Reflecting the strength and value of the Beyond Meat brand to its partners, many of our restaurant and foodservice customers choose to prominently feature our brand name on their menu and within item descriptions, in addition to displaying Beyond Meat branded signage throughout the venue. We believe that we have established our brand as one with “halo” benefits to our partners as evidenced by the speed of adoption by strategic partners. Our foodservice business not only functions as a form of paid trial for our products, helping to drive additional retail demand, but also creates even greater brand awareness for Beyond Meat through the on-menu and in-store publicity we receive.

•	Unique Approach to Our Brand
Our mission is to create nutritious plant-based meats that taste delicious and deliver a consumer experience that is indistinguishable from that provided by animal-based meats. We believe our brand commitment, “Eat What You Love,” encourages consumers to eat more, not less, of the traditional dishes they enjoy by using our products, while feeling great about the health, sustainability, and animal welfare benefits associated with consuming plant-based protein. Our approach of bringing to market the best innovations each year is a strategy that engages the consumer and provides feedback from which we iterate and improve. This approach is one of the reasons we worked for and obtained Non-GMO Project Verified certification for all of our current U.S. retail products.
Our brand awareness has been driven by strong social marketing. Consumers and the media are enthusiastic about the concept of authentically meaty tasting plant-based proteins. The viral nature of our marketing and brand-building has been enhanced by both the network of brand ambassadors we have developed throughout the United States and abroad, and our strong following by celebrities from the worlds of sports and entertainment who help promote the benefits of a plant-based diet and the Beyond Meat brand.
We launched the GO BEYOND marketing campaign in February 2019, which seeks to mobilize our ambassadors to help raise brand awareness and make our products aspirational. We are focused on scaling the GO BEYOND campaign to new levels globally, using celebrity activation to welcome consumers to the brand, define the category and remain its leader.
Our Industry and Market Opportunity
We operate in the large and global meat industry, which is comprised of fresh and packaged animal-based meats for human consumption. According to data from Fitch Solutions Macro Research, the meat industry is the largest category in food and in 2017 generated estimated sales across retail and foodservice channels of approximately $270 billion in the United States and approximately $1.4 trillion globally. We believe our revenue growth will allow us to capture an increased share of the broader U.S. meat category, supported by a number of key drivers, including the authentic comparability and sensory experience of our products to their animal-based meat equivalents, continued mainstream acceptance of our products with the traditional animal-based meat consumer, heightened consumer awareness of the role that food and nutrition, particularly plant-based foods, play in long-term health and wellness, and growing concerns related to the negative environmental and animal-welfare impacts of animal-based meat consumption. As a market leader in the plant-based meats category, we believe we are well-positioned to capture and drive a significant amount of this category growth.
Our Competitive Strengths
We believe that the following strengths position us to generate significant growth and pursue our objective to become a leader in the global meat category.

•	Dedicated Focus on Innovation
We invest significant resources in our innovation capabilities to develop plant-based meat alternatives to popular animal-based meat products. Our innovation team, comprised of approximately 104 scientists, engineers, researchers, technicians and chefs, as of December 31, 2019, has delivered several unique plant-based meat breakthroughs, as well as continuous improvements to existing products. We are able to leverage what we learn about taste, texture, aroma and appearance across our plant-based beef, pork and poultry platforms and apply this knowledge to each of our product offerings. In our Manhattan Beach Project Innovation Center, we have a strong pipeline of products in development, and can more rapidly transition our research from benchtop to scaled production. As our knowledge and expertise deepens, our pace of innovation is accelerating, allowing for reduced time between new product launches. We expect this faster pace of product introductions and meaningful enhancements to existing products to continue as we innovate within our core plant-based platforms of beef, pork and poultry.

•	Brand Mission Aligned with Consumer Trends
We believe our brand is uniquely positioned to capitalize on growing consumer interest in great-tasting, nutritious, convenient, higher protein content and plant-based foods. We have also tapped into growing public awareness of major issues connected to animal protein, including human health, climate change, resource conservation and animal welfare. Simply put, our products aim to enable consumers to “Eat What You Love” without the downsides of conventional animal protein.
We have built a powerful brand with broad demographic appeal and a passionate consumer base. Our brand awareness is driven by strong social marketing. Our audience continues to grow from the attention generated by our large following of celebrities, influencers and brand ambassadors who identify with our mission.

•	Product Portfolio Generates Significant Demand Across Channels
Rapidly growing sales of our products by both our retail and restaurant and foodservice partners have helped us foster strong relationships in a relatively short period of time. We provide our retailers with exciting new products in the meat case, where innovation rarely occurs. Many of our retail customers have experienced increasing levels of velocity of our products, measured by units sold per month per store, as well as repeat purchases.
Our restaurant and foodservice customers are excited by the opportunity to differentiate their menu offering and attract new customers by partnering with Beyond Meat, and are seeking new ways to further promote our product, for example through mass media advertising campaigns inclusive of TV, radio, out of home and digital channels. We believe our customers’ choice to feature Beyond Meat demonstrates the marketing power of our brand and overall consumer excitement for our product. This type of demand for our products has been a driving force in building strong ties with customers who have been continually impressed by the impact our brand can make on their business.

•	Experienced and Passionate Executive Management Team
We are led by a proven and experienced executive management team. Prior to founding Beyond Meat, Ethan Brown, our President and Chief Executive Officer, spent over a decade in the clean energy industry working for hydrogen fuel cell leader, Ballard Power Systems, rising from an entry level manager to reporting directly to the Chief Executive Officer. Mr. Brown’s significant experience in clean tech, coupled with a natural appreciation for animal agriculture, led him to start a plant-based food company. Our management team plays an integral role in Beyond Meat’s success by instilling a culture committed to innovation, customer satisfaction and growth. Over time, we have grown our executive management team with carefully selected individuals who possess substantial industry experience and share our core values. The other members of our executive management team have an average of 21 years of industry experience, including at both consumer packaged goods companies and high growth businesses. We believe this blend of talent gives us tremendous insights and capabilities to create demand and fulfill it in a scalable, profitable and sustainable way.

Our Growth Strategy

•	Pursue Top-line Growth Across our Distribution Channels
We believe there is a significant opportunity to continue to expand Beyond Meat beyond our retail and restaurant and foodservice footprint of approximately 77,000 outlets in more than 65 countries worldwide as of December 31, 2019. In addition to further growth within retail, we are selling more of our product in restaurants and other foodservice locations and developing and expanding relationships with international partners. We believe increased distribution will lead more consumers to purchase our products and increase the overall size of the plant-based protein category as more consumers shift their diets away from animal-based proteins.
We have developed a strategy to pursue growth within the following distribution channels:
• Retail: We have a significant opportunity to grow our sales within U.S. retail by focusing on increasing sales at our existing outlets, as well as increasing sales of new products. We also expect to grow our U.S. retail distribution by establishing commercial relationships with new customers. In March 2019, we introduced Beyond Beef, which is designed to have the meaty taste and texture and replicate the versatility of ground beef. In May 2019, we began selling the Beyond Burger in retail stores across Canada. In June 2019, we introduced the new Beyond Burger and Beyond Beef at retailers across the U.S. As of December 31, 2019, our products were available in approximately 28,000 retail outlets in the United States and Canada.
• Restaurant and Foodservice: We plan to continue to expand our network of restaurant and foodservice partners, including large full service restaurant (“FSR”) and QSR customers in the United States and abroad, with increased penetration across this channel reflecting a desire by restaurant and foodservice establishments to add plant-based products to their menus and to highlight these offerings. As of December 31, 2019, our products were available in approximately 36,000 restaurant and foodservice outlets in the United States and Canada.
• International: We believe there is significant demand for our products globally in retail and restaurant and foodservice channels and expect to increase production for those regions in 2020. As of December 31, 2019, our products were available in approximately 13,000 international retail and restaurant and foodservice outlets (excluding Canada). We have established and seek to establish additional relationships with distributors across channels globally.

•	Invest in Infrastructure and Capabilities
We are committed to prioritizing investment in our infrastructure and capabilities in order to support our strategic expansion plans. As a fast-growing company, we are making significant investments in hiring the best people, maximizing our supply chain capabilities, investing in innovation, sales and marketing, and optimizing our systems in order to establish a sustainable market-leading position for the long-term future.
We have plans to unlock additional capacity both domestically and internationally. In 2019, we entered into relationships with additional co-manufacturers to significantly increase our production capacity. In response to growing international demand for our products, in 2019 we commenced co-manufacturing in Canada, and also expanded our partnership with one of our distributors to co-manufacture our innovative plant-based meats at a new co-manufacturing facility built by our distributor in the Netherlands, construction of which was completed in the first quarter of 2020.
We are continually reviewing opportunities to increase and/or leverage manufacturing capacity across our network, identifying opportunities to increase overall equipment effectiveness, and identifying opportunities to leverage our co-manufacturers for new products to give us flexibility. We are also investing in new technology to drive higher yield and/or flexibility to better adjust our capacity to our customer demands.

•	Expand Our Product Offerings
The successes of our products have confirmed our belief that there is significant demand for additional plant-based meat products. We intend to strengthen our product offerings by improving the formulations for our existing portfolio of products and by creating new products that expand the portfolio. We are continually refining our products to improve their taste, texture, aroma and appearance. In addition, we are committed to increasing our investment in research and development to continue to innovate within our core plant-based platforms of beef, pork and poultry to create exciting new product lines and improve the formulations for our existing portfolio of products. New product launches in the last twelve months include Beyond Beef, Beyond Breakfast Sausage, a new version of the Beyond Burger, designed to have a meatier taste and texture, as well as Beyond Fried Chicken and Beyond Meatball, which are currently sold to certain QSR partners.

•	Continue to Grow Our Brand
We intend to continue to develop our brand and increase awareness of Beyond Meat. We plan on highlighting our “GO BEYOND” message and the global benefits that come with eating our products. We also plan to continue to create relevant content with our network of celebrities, influencers and brand ambassadors, who have successfully built significant brand awareness for us by supporting our mission and products and incorporating Beyond Meat into their daily lifestyle. We also intend to expand our field marketing efforts to sample products directly with consumers in stores and at relevant events.
Our Products
We sell a range of products across the three core plant-based platforms of beef, pork and poultry. They are offered in ready-to-cook formats (generally merchandised at retail in the meat case), which we refer to as our “fresh” platform, and ready-to-heat formats (merchandised at retail in the freezer), which we refer to as our “frozen” platform. Though the original line of Beyond Meat products were ready-to-heat, our ready-to-cook offerings, such as the Beyond Burger and Beyond Sausage, have been the chief drivers of our growth. All of our products are free of GMOs and, other than Beyond Fried Chicken and Beyond Meatball, are 100% free of gluten. All of our products are also lower in saturated fats than their animal-based equivalents. We are focused on making them nutritionally dense, with minimal negative attributes.

•	Ready-to-cook (“Fresh”)
Beyond Burger: The Beyond Burger, our flagship product, was our first product merchandised in the meat case of grocery stores in the United States. The Beyond Burger is designed to look, cook and taste like traditional ground beef. It is made from a blend of pea, mung bean and rice proteins. The Beyond Burger’s primary source of protein comes from peas, providing 20 grams of protein, has no soy, gluten or GMOs and is certified Kosher and Halal.
Beyond Beef: Beyond Beef is designed to have the meaty taste and texture of ground beef and replicate the versatility of ground beef. It has 25% less saturated fat than 80/20 beef or six grams per four-ounce serving. Like animal-based ground beef, Beyond Beef can be used in a variety of dishes, such as tacos and meatballs. It is made from a blend of pea, mung bean and rice proteins, has no soy, gluten or GMOs and is certified Kosher and Halal.

Beyond Sausage: Beyond Sausage is a ready-to-cook sausage designed to look, cook and taste like a pork sausage. Beyond Sausage is made from a blend of pea, fava bean and rice proteins. Beyond Sausage’s primary source of protein comes from peas, providing 16 grams of protein and three grams of fiber per serving, has no soy, gluten or GMOs and is certified Kosher and Halal. Beyond Sausage currently comes in three flavors across foodservice: Brat Original, Hot Italian and Sweet Italian. It currently comes in two flavors across retail: Brat Original and Hot Italian, with Sweet Italian scheduled to launch in March 2020.
Beyond Breakfast Sausage: Beyond Breakfast Sausage is designed to replicate a classic breakfast sausage patty. Beyond Breakfast Sausage is made from a blend of pea, mung bean and rice proteins, seasoned with notes of sage and black pepper. It provides 10 grams of plant-based protein per serving, has no soy, gluten or GMOs and is certified Kosher and Halal. Beyond Breakfast Sausage was available in our restaurant and foodservice channel as of December 31, 2019, and is expected to be launched in U.S. retail in the first quarter of 2020.
Beyond Fried Chicken: Beyond Fried Chicken is a plant-based chicken made with simple, non-GMO ingredients and soy protein, designed to deliver on the taste and texture of whole muscle chicken. It has 6 grams of protein per serving. Beyond Fried Chicken is currently available at certain KFC locations.
Beyond Meatball: The Beyond Meatball integrates our plant-based protein blend made from peas, brown rice and mung beans in a breadcrumb mixture. The Beyond Meatball has 3 grams of protein per serving, is made with simple, non-GMO ingredients, and is certified Kosher and Halal.

•	Ready-to-heat (“Frozen”)
Beyond Beef Crumbles. Beyond Beef Crumbles are ready-to-heat products designed to look and satisfy like minced or ground beef. Beyond Beef Crumbles’ primary source of protein comes from peas, providing approximately 14 grams of protein and one gram of fiber per serving, has no soy, gluten or GMOs and is certified Kosher and Halal. Beyond Beef Crumbles currently come in two flavors for retail: Beefy and Feisty. The four flavors available for foodservice are Plain, Beefy, Feisty and Italian Sausage.
Customers and Distributors

•	Retail and Restaurant and Foodservice
Since the success of the Beyond Burger, we have created a strong presence at leading food retailers across the United States. As of December 31, 2019, our products were available in approximately 28,000 retail outlets in the United States and Canada. Net revenues from sales through our retail channel in 2019 increased $94.0 million, or 185.2%, as compared to the prior year.
As of December 31, 2019, our products were available in approximately 36,000 restaurant and foodservice outlets in the United States and Canada. We continue to expand our partnerships with restaurant and foodservice customers, including large FSR and QSR customers in the United States and abroad. Our products are also available in prominent entertainment and hospitality vendors and sports venues. Net revenues from sales through our restaurant and foodservice channel in 2019 increased $115.9 million, or 312.0%, as compared to the prior year.
We sell to a variety of customers in the retail and restaurant and foodservice channels throughout the United States and internationally primarily through distributors who purchase, store, sell, and deliver our products. Because such distributors function in an intermediary role, we do not consider them to be direct customers. In addition, we sell directly to customers in the retail and restaurant and foodservice channels who handle their own distribution.
For 2019, our largest distributors in terms of their respective percentage of our gross revenues included the following: DOT Foods, Inc. (“DOT”), 17% and United Natural Foods, Inc. (“UNFI”), 16%. For 2018, our largest distributors in terms of their respective percentage of our gross revenues included the following: UNFI, 32%; DOT, 21%; and Sysco Merchandising and Supply Chain Services, Inc., 13%. For 2017, our largest distributors in terms of their respective percentage of our gross revenues included the following: UNFI, 38%; KeHE

Distributors, LLC, 10%; and DOT, 10%. No other distributor or customer accounted for more than 10% of our gross revenues in 2019, 2018 or 2017.

•	International
We distribute our products internationally, using distributors. Our international net revenues (which exclude revenues from Canada) are included in our retail and restaurant and foodservice channels and were approximately 16%, 8% and 1%, respectively, of our net revenues in 2019, 2018 and 2017.
Our Supply Chain

•	Sourcing and Suppliers
The principal ingredients used to manufacture our products include pea protein and our plant-based flavors. We procure the raw materials for our woven protein from a number of different suppliers. Although most of the raw materials we require are typically readily available from multiple sources, we currently have three suppliers for the pea protein used in our fresh products and one supplier for the pea protein used in our Beyond Beef Crumbles.

•	Supply Agreements
Our one-year pea protein supply agreement with Roquette America, Inc., expired on December 31, 2019 and was replaced by a multi-year sales agreement with Roquette Frères (“Roquette”) pursuant to which Roquette will provide the Company with plant-based protein. The agreement expires on December 31, 2022; however it can be terminated after 18 months under certain circumstances. This agreement increases the amount of plant-based protein to be supplied by Roquette in each of 2020, 2021 and 2022 compared to the amount supplied 2019. The total annual amount purchased each year by us must be at least the minimum amount specified in the agreement, which totals in the aggregate $154.1 million over the term of the agreement. See Note 12, Subsequent Events, to the Notes to Financial Statements included elsewhere in this report.
We also have a three-year supply agreement with PURIS Proteins, LLC, or Puris, (the “Puris Agreement”) under which we may purchase domestically sourced pea protein. The Puris Agreement expires on December 31, 2021. We obtain protein under the Puris Agreement on a purchase order basis. We have the right to cancel purchase orders if we provide timely written notice; however, the total amount purchased in each year must be at least either the minimum volume specified for that year in the agreement or an amount based on a formula. We also have the right to be indemnified by Puris and must indemnify Puris in certain circumstances.
We continually seek additional sources of pea protein and other plant-based protein for our products that meet our criteria.
Flavors consist of product flavors that have been developed by our innovation team in collaboration with our supply partners exclusively for us. The formulas are then produced by our suppliers for use in our products. Ingredients in our flavors are qualified through trials to ensure manufacturability. Upon receipt of the ingredients, we receive Certificates of Analysis from our suppliers in our quality control process to confirm that our rigorous standards have been met. Flavors are extensively tested prior to introduction to ensure finished product attributes such as taste, texture, aroma and appearance are not negatively impacted.
We have multi-year supply agreements with two of our suppliers of pea protein for our fresh products, but do not have long-term supply agreements with most of our other suppliers. However, we secure our supplies on a purchase order basis. As most of the raw materials we use in our flavors are readily available in the market from many suppliers, we believe that we can within a reasonable period of time make satisfactory alternative arrangements in the event of an interruption of supply from our vendors.

Manufacturing
Our manufacturing process is diagrammed below.

First, a dry blend containing our plant protein is combined within our manufacturing facility. The dry blend then enters our extruder, where both water and steam are added. We then use a combination of heating, cooling and variations of pressure to weave together the proteins. The formed woven protein is then cut into smaller pieces to expedite the freezing process and assist in the final manufacturing process. The frozen woven protein is used as the basis of all our products. Next, our co-manufacturers further process the frozen woven protein by combining flavorings and other ingredients, after which the co-manufacturer prepares the final packaged product that is then shipped to distributors or direct to customers. In order to sustain the quality of our products, we have implemented a “define, measure, analyze, improve and control,” or DMAIC, approach to improve, optimize and stabilize our processes and design.
We depend on co-manufacturers for the manufacturing of all of our products. Our co-manufacturers are currently in various locations throughout the United States, and, in 2019, we commenced co-manufacturing in Canada and also expanded our partnership with one of our distributors to co-manufacture our innovative plant-based meats at a new co-manufacturing facility built by our distributor in the Netherlands, construction of which was completed in the first quarter of 2020. We continue to explore establishing relationships with additional co-manufacturers as the business grows to take advantage of more competitive pricing and availability of our products.
Quality Control
In-process quality checks are performed throughout the manufacturing process, including temperature, physical dimensions and weight. We provide specific instructions to customers and consumers for storing and cooking our products. All products are transported and stored frozen. Frozen products such as the Beyond Beef Crumbles are intended to be prepared from their frozen state, with cooking instructions enclosed on all packaging.
Retail products sold in the meat case as part of our “fresh” platform, such as the Beyond Burger, Beyond Sausage and Beyond Beef, are shipped to the customer frozen. The customer is provided instructions on ‘slacking,’ which is typically done by moving frozen food to a refrigerator to allow it to slowly and safely thaw before cooking. For this step, retailers must apply a “use by date” sticker to the packaging prior to sale.
Distribution
From our co-manufacturing facilities, products are transferred by third-party logistics providers to cold storage facilities or are directly shipped to the customer. International shipments are also handled by third-party logistics providers and in some instance are organized directly by the customer.
At present, we do not utilize internal software to track loads but we leverage the logistics systems of our transportation partners to manage our supply chain through retail distribution.

Order Fulfillment
Our customer service and logistics functions are responsible for customer-facing activities, order management, customer logistics, 3PL leadership and intra-company distribution. We utilize NetSuite (ERP), MS Applications and Cloud interface platforms for these processes. Customer orders are principally transmitted via electronic data interface, or EDI, but may be processed manually if necessary. Orders are accepted in NetSuite, reviewed for accuracy and fulfillment plans are developed. When fulfillment plans are ready, orders are downloaded and emailed to our transportation partners for tendering. Metrics for the Customer Service and Logistics team include order fill, on-time shipping, customer scorecards as needed and cost leadership. We have agreements with third-party service providers for all of our shipping needs.
Sales and Marketing and Consumer Outreach

•	Sales
As of December 31, 2019, our 33-person sales and commercial team is organized into three divisions, retail, foodservice and international. The sales team has an extensive range of experience from leading natural food, meat and plant-based protein companies. They work in close coordination with a national network of broker and distributor sales teams that gives us access to accounts across the United States, Canada and internationally.

•	Field Marketing Representatives
We have an active field marketing team that samples our products directly with consumers in stores and at relevant events. Our Beyond Meat food trucks support consumer sampling, content creation, as well as media, influencer and customer activation. In 2019, we executed approximately 2,000 such events, with approximately 428,000 samples distributed.

•	Digital Marketing and Social Media
The primary means by which we drive consumer awareness and interest in our products is via (i) social and digital media, (ii) PR, (iii) ambassador and influencer activations, (iv) customer media, and (iv) strategic partnerships. We are fortunate to have partnered with a network of brand ambassadors and developed a strong following by celebrities from the worlds of sports and entertainment who share our core values. Their organic involvement and interest are helpful to promote our overall mission.
While we enjoy upward growth in our online marketing activities, we have historically done a relatively modest amount of paid targeting. We maintain a registered domain website at www.beyondmeat.com, which serves as the primary source of information regarding our products. Our website is used as a platform to promote our products, provide news, share recipes, highlight nutritional facts and provide general information on where to purchase our products, whether retail or as served in an establishment.
We extensively use social media platforms such as Facebook, Instagram and Twitter for online collaboration. These platforms are fundamentally changing the way we engage with our consumers and allow us to directly reach desirable target demographics such as millennials and “Generation Z.” A few examples of how we use social media to connect with our consumers and promote healthy lifestyles are summarized below.
• Facebook: We maintain a company Facebook page, which we use to facilitate consumer services, distribute brand information and news and publish videos and pictures promoting the brand. We also conduct regular contests and giveaways. As of December 31, 2019, we had over 412,000 Facebook followers.
• Instagram: We maintain an active company Instagram account, @beyondmeat, which we use to publish content related to our products and company in order to better connect with potential and existing consumers. We frequently publish news, celebrity promotion and content related to our activities. As of December 31, 2019, we had over 870,000 Instagram followers.

• Twitter: We maintain an active company Twitter account, @BeyondMeat, which we use to disseminate trending news and information, as well as to publish short format tips, tricks and shortcuts. We also regularly interact with our consumers. As of December 31, 2019, we had over 100,000 Twitter followers.
• LinkedIn: We maintain an active company LinkedIn account, which we use to disseminate news related to Beyond Meat and industry-related media and information. We use our LinkedIn account as a job board for individuals interested in working with us. As of December 31, 2019, we had more than 50,000 LinkedIn followers.
Competition
We operate in a highly competitive environment. We believe that we compete with both conventional animal-protein companies, such as Cargill, Hormel, JBS, Perdue Foods, Tyson and WH Group, and also plant-based protein brands, including brands affiliated with conventional animal-protein companies and other large food operators, such as Boca Foods (Kraft Heinz), Field Roast Grain Meat Co., Gardein (Conagra), Impossible Foods, Lightlife (Maple Leaf Foods), Incogmeato (Morningstar Farms/Kellogg), Tofurky, Nestle’ S.A., Pure Farmland by Smithfield Foods (WH Group), Raised & Rooted (Tyson), Happy Little Plants (Hormel) and Sysco’s Simply Plant-Based Meatless Burger. Additionally, a number of U.S. and international companies are working on developing lab-grown or “clean meat,” an animal-protein product cultivated from cells taken from animals, which could have a similar appeal to consumers as plant-based products. We believe the principal competitive factors in our industry are:
• taste;
• nutritional profile;
• ingredients;
• texture;
• ease of integration into the consumer diet;
• low-carbohydrate, low-sugar, high fiber and protein;
• lack of soy, gluten and GMOs;
• convenience;
• cost;
• brand awareness and loyalty among consumers;
• media spending;
• product variety and packaging;
• access to major retailer shelf space and retail locations;
• access to major restaurant and foodservice outlets and integration into menus; and
• intellectual property protection on products.
We believe we compete effectively with respect to each of these factors. However, many companies in our industry have substantially greater financial resources, more comprehensive product lines, broader market presence, longer standing relationships with distributors and suppliers, longer operating histories, greater production and distribution capabilities, stronger brand recognition and greater marketing resources than we have.

Employees
As of December 31, 2019, we had 472 full-time employees, including contract workers. None of our employees is represented by a labor union. We have never experienced a labor-related work stoppage.
Research and Development
Our research and development team creates, tests and refines our products at our Manhattan Beach Project Innovation Center. We employ in-house scientists, engineers, researchers and testers to help create the next iterations to plant-based meat products. Our team has delivered a number of first-to-market breakthroughs focused on plant-based meat and we are also focused on continuous improvement of existing products. We have and will continue to protect any intellectual property created by us.
As of December 31, 2019, we employed approximately 104 scientists, engineers, researchers, technicians and chefs to help create the next generation of food for our consumers.
Our Beyond Meat Rapid and Relentless Innovation Program defines the details of the product innovation process from ideation and prototype development through commercialization. This process assigns responsibility and accountability of each functional team throughout the process and defines deliverables at each step.
Product Innovation
Innovation is a core competency of ours and important part of our growth strategy. Our goal is to identify large, animal-based meat product categories across our core plant-based platforms of beef, pork and poultry that exhibit long-term consumer trends. We then dedicate significant research and development resources to create authentic plant-based versions of these products that replicate the taste, texture, aroma and appearance of their animal-based equivalents. We have been able to leverage the success of our existing products and resulting brand equity to launch improved versions our existing products and create new products. We have a range of new products in our pipeline and our goal is to develop at least one new product a year.
The innovation team undertakes extensive research projects to increase our fundamental understanding of animal-based meat and plant-based equivalents. A few examples of where we are focusing on continued refinements of our products include:
• Better fat adipose tissue and saturated fat mimics: We are researching new materials and technologies capable of mimicking saturated fat in terms of texture and appearance, but without the nutritional drawbacks of saturated fat.
• Alternative functional proteins: We pursue new non-animal proteins that add function to our food products, including native proteins that can denature during cooking, protein binders and protein emulsifying agents and proteins.
• Additional connective tissue equivalents: We are seeking materials and methods to introduce additional cartilaginous-like materials and heterogeneity in the form of both texture and appearance in our food products.
• Encapsulation materials and technology: We are seeking new materials and technologies to expand the scope of controlled-release delivery systems in our food products as it relates to delivering flavor, color and texturizing agents.
• Materials and technologies to support flavor and texture development: We are seeking non-GMO enzymes that can assist with protein enzymolysis as it relates to flavor reactions.
Seasonality
Generally, we expect to experience greater demand for certain of our products during the summer grilling season. In each of 2019 and 2018, we experienced strong net revenue growth compared to the previous year, which masked this seasonal impact. As our business continues to grow, we expect to see additional seasonality effects, especially within our retail channel, with revenue contribution from this channel tending to be greater in the second and third quarters of the year.
Trademarks and Other Intellectual Property
We own domestic and international trademarks and other proprietary rights that are important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are used in the regular course of trade and/or their registrations are properly maintained. Our primary trademarks include Beyond Meat, Beyond Burger, Beyond Beef, Beyond Sausage, Beyond Breakfast Sausage, Beyond Chicken, Beyond Fried Chicken, Beyond Meatball, the Caped Steer Logo, GO BEYOND, Eat What You Love, The Cookout Classic, The Future of Protein, and The Future of Protein Beyond Meat, and design are registered or pending trademarks of Beyond Meat, Inc. in the United States and, in some cases, in certain other countries. Our trademarks are valuable assets that reinforce the distinctiveness of our brand to our consumers. We have applied for or have trademark registrations internationally as well. We believe the protection of our trademarks, copyrights, patents, domain names, trade dress and trade secrets are important to our success.
We aggressively protect our intellectual property rights by relying on trademark, copyright, patent, trade dress and trade secret laws and through the domain name dispute resolution system. Our domain name is www.beyondmeat.com.
We believe our intellectual property has substantial value and has contributed significantly to our business. At December 31, 2019, we had one issued patent in the United States and five pending patent applications in the United States and 13 pending international patent applications.
We consider the specifics of our marketing, promotions and products as a trade secret, and information we wish to keep confidential. In addition, we consider proprietary information related to formulas, processes, know-how and methods used in our production and manufacturing as trade secrets, and information we wish to keep confidential. We have taken reasonable measures to keep the above-mentioned items, as well as our business and marketing plans, customer lists and contracts reasonably protected, and they are accordingly not readily ascertainable by the public.
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by its chief operating decision maker (“CODM”), in deciding how to allocate resources to an individual segment and in assessing performance. Our CODM is our Chief Executive Officer. We have determined that we operate in one operating segment and one reportable segment, as our CODM reviews financial information presented on an aggregate basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
Government Regulation
Along with our co-manufacturers, brokers, distributors and ingredients and packaging suppliers, we are subject to extensive laws and regulations in the United States by federal, state and local government authorities and in Canada, the European Union, the United Kingdom, and other jurisdictions by foreign authorities. In the United States, the primary federal agencies governing the manufacture, distribution, labeling and advertising of our products are the FDA and the FTC, and foreign regulatory authorities include Health Canada or the Canadian Food Inspection Agency (“CFIA”) and the authorities of the EU or the EU member states. Under various federal statutes and implementing regulations and foreign requirements, these agencies, among other things, prescribe the requirements and establish the standards for quality and safety and regulate our product composition, ingredients, manufacturing, labeling and other marketing and advertising to consumers. Among other things, the facilities in which our products and ingredients are manufactured must register with the FDA and any other relevant authorities based on location, comply with current good manufacturing practices, or cGMPs, and comply with a range of food safety requirements established by and implemented under the Food Safety Modernization Act of 2011 and applicable foreign food safety and manufacturing requirements. Federal, state, and foreign regulators have the authority to inspect our facilities to evaluate compliance with applicable requirements. Federal, state, and foreign regulatory authorities also require that certain nutrition and product information appear on our product labels and, more generally, that our labels and labeling be truthful and non-misleading and that our  marketing and advertising be truthful, non-misleading and not deceptive to consumers. We are also restricted from making certain types of claims about our products, including for example, in the United States, nutrient content claims, health claims, and claims regarding the effects of our products on any structure or function of the body, whether express or implied, unless we satisfy certain regulatory requirements.
In addition, the U.S. Department of Agriculture, or USDA, regulates certain categories of food products, including meat and poultry products. Although our plant-based products are not currently regulated by the USDA, in February 2018, the agency received a petition from industry requesting that it exclude products not derived from the tissue or flesh of animals that have been harvested in the traditional manner from being labeled and marketed as “meat,” and exclude products not derived from cattle born, raised and harvested in the traditional manner from being labeled and marketed as “beef.” The USDA has not yet responded substantively to this petition, but has indicated that the petition is being considered as a petition for a policy change under the USDA’s regulations. The United States Congress is also currently considering federal legislation, called the Real MEAT Act, that could require changes to our product labeling and marketing, including identifying products as “imitation” meat products.
In addition to federal regulatory requirements in the United States, certain states impose their own manufacturing and labeling requirements. For example, every state in which our products are manufactured requires facility registration with the relevant state food safety agency, and those facilities are subject to state inspection as well as federal inspection. Further, states can impose state-specific labeling requirements. For example, in 2018, the state of Missouri passed a law that prohibits any person engaged in advertising, offering for sale, or sale of food products from misrepresenting products as meat that are not derived from harvested production livestock or poultry. The state of Missouri Department of Agriculture has clarified its interpretation that products which include prominent disclosure that the product is “made from plants,” or comparable disclosure such as through the use of the phrase “plant-based,” are not misrepresented under Missouri law. Additional states, including Mississippi, have subsequently passed similar laws, and legislation that would impose additional requirements on plant-based meat products is currently pending in a number of states. We believe that our products are manufactured and labeled in material compliance with all relevant state requirements, including the recent Missouri law, and pay close attention to any developments at the state or federal level that could apply to our products and our labeling claims.
We are also subject to the laws of Australia, Canada, Hong Kong, Israel and the United Kingdom, among others, and requirements specific to those jurisdictions could impose additional manufacturing or labeling requirements or restrictions. For example, in Europe, the Agriculture Committee of the European Parliament proposed in May 2019 to reserve the use of “meat” and meat-related terms and names for products that are manufactured from the edible parts of animals.  At country level, however, for example in the United Kingdom, this proposal was challenged by the House of Lords stating that there is no evidence that consumers are being misled.  Beyond Meat is actively monitoring these developments, but if adopted, they may require it to change its labeling and advertising.
We are subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations and other laws, including consumer protection regulations that regulate retailers or govern the promotion and sale of merchandise. Our operations, and those of our co-manufacturers, distributors and suppliers, are subject to various laws and regulations relating to environmental protection and worker health and safety matters. We monitor changes in these laws and believe that we are in material compliance with applicable laws.
Corporate Information
Beyond Meat, Inc. was incorporated in Delaware on April 8, 2011 originally under the name “J Green Natural Foods Co.” On October 5, 2011, we changed our corporate name to “Savage River, Inc.,” with “Beyond Meat” being our “doing business as” name. On September 7, 2018, we changed our corporate name to “Beyond Meat, Inc.”
On May 6, 2019, we completed our initial public offering (“IPO”) of 11,068,750 shares of our common stock at a public offering price of $25.00 per share. We received net proceeds of approximately $252.4 million, after deducting underwriting discounts and commissions and issuance costs. On August 5, 2019, we completed a secondary public offering (“Secondary Offering”) of common stock, in which we sold 250,000 shares. The shares were sold at a public offering price of $160.00 per share for net proceeds to the Company of approximately $37.4 million, after deducting underwriting discounts and commissions of $1.5 million and issuance costs of approximately $1.1 million payable by us. Total Secondary Offering costs paid in 2019 were approximately $2.2 million, of which approximately $1.1 million was capitalized to reflect the costs associated with the issuance of new shares and offset against proceeds from the Secondary Offering. We did not receive any proceeds from the sale of common stock by the selling stockholders in the Secondary Offering. Our common stock is listed on the Nasdaq Global Select Market under the symbol “BYND.”
Subsequent to the year ended December 31, 2019, on January 14, 2020, we registered our new subsidiary, Beyond Meat EU B.V., in the Netherlands.
“Beyond Meat,” “Beyond Burger,” “Beyond Beef,” “Beyond Sausage,” “Beyond Breakfast Sausage,” “Beyond Chicken,” “Beyond Fried Chicken,” “Beyond Meatball,” the Caped Steer Logo, “GO BEYOND,” “Eat What You Love,” “The Cookout Classic,” “The Future of Protein” and “The Future of Protein Beyond Meat” and design are registered or pending trademarks of Beyond Meat, Inc. in the United States and, in some cases, in certain other countries. All other brand names or trademarks appearing in this report are the property of their respective holders. Solely for convenience, the trademarks and trade names contained herein are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.
Our Website and Availability of SEC Reports and Other Information
The Company maintains a website at the following address: www.beyondmeat.com. The information on the Company's website is not incorporated by reference in this report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
We make available on or through our website certain reports and amendments to those reports we file with or furnish to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC also maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the site is http://www.sec.gov.
Investors and others should note that Beyond Meat routinely announces material information to investors and the marketplace using SEC filings, press releases, public conference calls, webcasts and the Beyond Meat Investor Relations website. We also intend to use certain social media channels as a means of disclosing information about us and our products to consumers, our customers, investors and the public (e.g., @BeyondMeat, #BeyondBurger and #GoBeyond on Facebook, Instagram and Twitter).  The information posted on social media channels is not incorporated by reference in this report or in any other report or document we file with the SEC. While not all of the information that the Company posts to the Beyond Meat Investor Relations website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, the Company encourages investors, the media, and others interested in Beyond Meat to review the information that it shares at the ”Investors” link located at the bottom of our webpage at https://investors.beyondmeat.com/investor-relations and to sign up for and regularly follow our social media accounts. Users may automatically receive email alerts and other information about the Company when enrolling an email address by visiting "Request Email Alerts" in the "Investors" section of Beyond Meat’s website at www.investors.beyondmeat.com/investor-relations.

ITEM 1A. RISK FACTORS.
Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, before deciding whether to invest in shares of our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occurs, our business, financial condition, operating results, cash flows and prospects could be materially and adversely affected. In this case, the trading price of our common stock would likely decline and you might lose part or all of your investment in our common stock.
Risks Related to Our Business, Our Brand, Our Products and Our Industry
We have a history of losses, and we may be unable to achieve or sustain profitability.
We have experienced net losses in almost every period since our inception. In 2019, 2018 and 2017, we incurred net losses of $12.4 million, $29.9 million and $30.4 million, respectively. We anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest to increase our customer base, supplier network and co-manufacturing partners, expand our marketing channels, invest in our distribution and manufacturing facilities, pursue geographic expansion, hire additional employees and enhance our technology and production capabilities. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues and margins sufficiently to offset the anticipated higher expenses. We incur significant expenses in developing our innovative products, building out our manufacturing facilities, securing an adequate supply of raw materials, obtaining and storing ingredients and other products and marketing the products we offer. In addition, many of our expenses, including some of the costs associated with our existing and any future manufacturing facilities, are fixed. Accordingly, we may not be able to achieve or sustain profitability, and we may incur significant losses for the foreseeable future.
If we fail to effectively expand our manufacturing and production capacity, accurately forecast demand for our products or quickly respond to forecast changes, our business and operating results and our brand reputation could be harmed.
If we do not have sufficient capacity to meet our customers’ demands and to satisfy increased demand, we will need to expand our operations, supply and manufacturing capabilities. However, there is risk in our ability to effectively scale production processes and effectively manage our supply chain requirements. We must accurately forecast demand for our products and inventory needs in order to ensure we have adequate available manufacturing capacity and to ensure we are effectively managing our inventory. Our forecasts are based on multiple assumptions which may cause our estimates to be inaccurate and affect our ability to obtain adequate manufacturing capacity (whether our own manufacturing capacity or co-manufacturing capacity) and adequate inventory supply in order to meet the demand for our products, which could prevent us from meeting increased customer demand and harm our brand and our business and in some cases may result in fines or indemnification obligations we must pay customers or distributors if we are unable to fulfill orders placed by them in a timely manner or at all.
However, if we overestimate our demand and overbuild our capacity or inventory, we may have significantly underutilized assets underutilized assets, experience reduced margins, and have excess inventory which we may be required to write-down. If we do not accurately align our manufacturing capabilities and inventory supply with demand, if we experience disruptions or delays in our supply chain, or if we cannot obtain raw materials of sufficient quantity and quality at reasonable prices and in a timely manner, our business, financial condition and results of operations may be materially adversely affected.
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
We currently have three suppliers for the pea protein used in our fresh products. We have in the past experienced interruptions in the supply of pea protein from one supplier that resulted in delays in delivery to us. We could experience similar delays in the future from any of these suppliers. Any disruption in the supply of pea protein from these suppliers would have a material adverse effect on our business if we cannot replace these suppliers in a timely manner or at all.
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
Events that adversely affect our suppliers of pea protein and other raw materials could impair our ability to obtain raw material inventory in the quantities that we desire. Such events include problems with our suppliers’ businesses, finances, labor relations, ability to import raw materials, product quality issues, costs, production, insurance and reputation, as well as disease outbreaks or pandemics (such as the recent coronavirus (COVID-19) pandemic), acts of war, terrorism, natural disasters, fires, earthquakes, flooding or other catastrophic occurrences. We continuously seek alternative sources of protein to use in our products, but we may not be successful in diversifying the raw materials we use in our products.
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
Our ability to ensure a continuing supply of ingredients at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow certain crops such as Canadian, European and North American yellow peas, the vagaries of these farming businesses (including poor harvests impacting the quality of the peas grown), changes in national and world economic conditions, tariffs, and our ability to forecast our ingredient requirements. The high quality ingredients used in many of our products are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilence. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply of, or increase the price of, quality ingredients. In addition, we purchase some ingredients offshore, and the availability of such ingredients may be affected by events in other countries, including Canada, France and China. We also compete with other food producers in the procurement of ingredients, and this competition may increase in the future if consumer demand for plant-based protein products increases. If supplies of quality ingredients are reduced or there is greater demand for such ingredients from us and others, we may not be able to obtain sufficient supply that meets our strict quality standards on favorable terms, or at all, which could impact our ability to supply products to distributors and retailers and may adversely affect our business, results of operations and financial condition.
The COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition.
In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic—the first pandemic caused by a coronavirus. The outbreak has reached more than 160 countries, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans, intended to control the spread of the virus.

The COVID-19 outbreak has already caused severe global disruptions. In response to the virus, China and Italy placed tens of millions of people under lockdown. Spain and France also recently implemented lockdown measures, and other countries and local governments may enact similar policies. As of March 15, 2020, the United States has temporarily restricted travel by foreign nationals into the country from a number of places, including China and Europe. In addition, on March 18, 2020, the U.S. and Canada agreed to restrict all nonessential travel across the border. Companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. These restrictions, and future prevention and mitigation measures, are likely to have an adverse impact on global economic conditions and consumer confidence and spending, which could materially adversely affect the supply of as well as the demand for our products. Uncertainties regarding the economic impact of COVID-19 is likely to result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows.
Currently, the principal ingredient in most of our products is pea protein. We purchase pea protein from four suppliers, one of which is based in China. The impact of COVID-19 on this supplier, or any of our other suppliers, co-manufacturers, distributors or transportation or logistics providers, may negatively affect the price and availability of our ingredients and/or packaging materials and impact our supply chain. If the disruptions caused by COVID-19 continue for an extended period of time, our ability to meet the demands of our customers may be materially impacted.
Additionally, we operate production space in two facilities in Columbia, Missouri where we produce our woven protein. We also operate our Manhattan Beach Project Innovation Center, where our teams of scientists and engineers work to create new products and make improvements to existing products. If we are forced to scale back hours of production or close these facilities in response to the pandemic, we expect our business, financial condition and results of operations would be materially adversely affected.
Part of our growth strategy includes increasing the number of international customers and expanding into additional geographies. We are also exploring adding co-manufacturing partners and production facilities abroad, including in Asia. The timing and success of our international expansion with respect to customers, co-manufacturing partners and/or production facilities, especially in China and other parts of Asia, may be negatively impacted by COVID-19, which could impede our anticipated growth.
Additionally, COVID-19 may impact customer and consumer demand. Governmental organizations, such as the U.S. Centers for Disease Control and Prevention and state and local governments, have recommended and/or imposed increased community-based interventions, including event cancellations, social distancing measures, and restrictions on gatherings of more than ten people. The governors of several states have temporarily closed bars and restaurants, and others may follow suit. As of March 16, 2020, almost 7 million northern California residents were under a shelter-in-place order, and New York Mayor Bill de Blasio has cautioned New York residents to prepare for a similar order. In the future, government authorities may impose similar and/or additional restrictions on people’s movement, public gatherings and businesses. These measures are likely to result in fewer people eating out and greater numbers of restaurant closures, both of which would negatively affect our restaurant and foodservice business. Retail and grocery stores may be similarly impacted, particularly if governments continue to implement regional lockdowns and business closures to slow the spread of the virus.
The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues to evolve into a severe worldwide health crisis, the disease could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

We use a limited number of distributors for the substantial majority of our sales, and if we experience the loss of one or more distributors and cannot replace them in a timely manner, our results of operations may be adversely affected.
Many retailers and restaurant and foodservice providers purchase our products through food distributors who purchase, store, sell, and deliver our products to such retailers and restaurant and foodservice providers. For 2019, our largest distributors in terms of their respective percentage of our gross revenues included the following: DOT, 17% and UNFI, 16%. We expect that most of our sales will be made through a core number of distributors for the foreseeable future. Since these distributors act as intermediaries between us and the retail grocers or restaurants and foodservice providers, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with them that ensure future sales of our products. If we lose one or more of our significant distributors and cannot replace the distributor in a timely manner or at all, our business, results of operation and financial condition may be materially adversely affected.
If we fail to cost-effectively acquire new customers or retain our existing customers, or if we fail to derive revenue from our existing customers consistent with our historical performance, our business could be materially adversely affected.
Our success, and our ability to increase revenues and operate profitably, depends in part on our ability to cost-effectively acquire new customers, to retain existing customers, and to keep existing customers engaged so that they continue to purchase products from us. We intend to continue to expand our number of restaurant and foodservice customers, both in the United States and internationally, as part of our growth strategy. New national restaurant and foodservice customers will often initially add certain of our product offerings to their menus at limited locations on a limited test basis, after which time these customers may choose to no longer offer our products or may ultimately scale back subsequent expansions. For example, Tim Hortons, which added the Beyond Breakfast Sausage to its menus across Canada in June 2019 and included the Beyond Burger at its nearly 4,000 locations in Canada in July 2019, recently announced it would no longer sell our product offerings. If we fail to attract and retain new restaurant and foodservice customers, or retain our existing restaurant and foodservice customers, our business, financial condition and results of operations could be materially adversely affected.
Further, if customers do not perceive our product offerings to be of sufficient value and quality, or if we fail to offer new and relevant product offerings, we may not be able to attract or retain customers or engage existing customers so that they continue to purchase products from us. We may lose loyal customers to our competitors if they offer superior products to ours or if we are unable to meet customers’ orders in a timely manner. The loss of any large customer or the reduction of purchasing levels or the cancellation of business from such customers could have a material adverse impact on our business.
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
Furthermore, as retailers consolidate, they may reduce the number of branded products they offer in order to accommodate private label products and generate more competitive terms from branded suppliers competing for limited retailer shelf space. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant retailers. A retailer may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products or the perceived quality of our products. Despite operating in different channels, our retailers sometimes compete for the same consumers. Because of actual or perceived conflicts resulting from this competition, retailers may take actions that negatively affect us.
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
An interruption in, or the loss of operations at, one or more of our co-manufacturing facilities, which may be caused by work stoppages, production disruptions, product quality issues, disease outbreaks or pandemics (such as the recent coronavirus (COVID-19) pandemic), acts of war, terrorism, fire, earthquakes, flooding or other natural disasters at one or more of these facilities, could delay, postpone or reduce production of some of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as such interruption is resolved or an alternate source of production is secured.
We believe there are a limited number of competent, high-quality co-manufacturers in the industry that meet our strict quality and control standards, and as we seek to obtain additional or alternative co-manufacturing arrangements in the future, there can be no assurance that we would be able to do so on satisfactory terms, in a timely manner, or at all. Additionally, as we expand our operations internationally, we will need to develop relationships with co-manufacturers overseas to meet sales demand, and there can be no assurance that we will be able to successfully do so. Therefore, the loss of one or more co-manufacturers, any disruption or delay at a co-manufacturer or any failure to identify and engage co-manufacturers for new products, product extensions and expanded operations could delay, postpone or reduce production of our products, which could have a material adverse effect on our business, results of operations and financial condition.
We may not be able to compete successfully in our highly competitive market.
We operate in a highly competitive market. Numerous brands and products compete for limited retailer shelf space, foodservice and restaurant customers and consumers. In our market, competition is based on, among other things, taste, ingredients, texture, ease of integration into the consumer diet, nutritional claims, convenience, brand recognition and loyalty, product variety, product packaging and package design, shelf space, reputation, price, advertising, access to restaurant and foodservice customers, intellectual property protection on products, and consumer tastes and preferences.
We compete with conventional animal-protein companies such as Cargill, Hormel, JBS, Perdue Foods, Tyson and WH Group, who may have substantially greater financial and other resources than us and whose animal-based products are well-accepted in the marketplace today. They may also have lower operational costs, and as a result may be able to offer conventional animal meat to customers at lower costs than plant-based meat. This could cause us to lower our prices, resulting in lower profitability or, in the alternative, cause us to lose market share if we fail to lower prices.
We also compete with other food brands, including brands affiliated with conventional animal-protein companies and other large food operators, that develop and sell plant-based protein products, including, but not limited to, Boca Foods (Kraft Heinz), Field Roast Grain Meat Co., Gardein (Conagra), Impossible Foods, Lightlife (Maple Leaf Foods), Incogmeato (Morningstar Farms/Kellogg), Tofurky, Nestle’ S.A., Pure Farmland by Smithfield Foods (WH Group), Raised & Rooted (Tyson), Happy Little Plants (Hormel) and Sysco’s Simply Plant-Based Meatless Burger, and with companies which may be more innovative, have more resources and be able to bring new products to market faster and to more quickly exploit and serve niche markets. For example, a number of U.S. and international companies are working on developing lab-grown or “clean meat,” an animal-protein product cultivated from cells taken from animals, which could have a similar appeal to consumers as plant-based protein products. We compete with these competitors for foodservice and restaurant customers, retailer shelf space and consumers.
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
As of December 31, 2019, we had cash and cash equivalents of $276.0 million. Our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Our future capital requirements depend on many factors, including:

•	the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets;

•	the expenses associated with our marketing initiatives;

•	our investment in manufacturing to expand our manufacturing and production capacity;

•	the costs required to fund domestic and international growth;

•	the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes;

•
any lawsuits related to our products or commenced against us, including the costs associated with our current litigation with a former co-manufacturer, the putative class actions recently brought against us or the derivative actions recently brought against certain of our directors and officers;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•	delay, limit, reduce or terminate our manufacturing, research and development activities or our growth and expansion plans; or

•	delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to generate revenue and achieve profitability.
Our brand and reputation may be diminished due to real or perceived quality or health issues with our products, which could have an adverse effect on our business, reputation, operating results and financial condition.
We believe our consumers rely on us to provide them with high-quality plant-based protein products. Therefore, real or perceived quality or food safety concerns or failures to comply with applicable food regulations and requirements, whether or not ultimately based on fact and whether or not involving us (such as incidents involving our competitors), could cause negative publicity and reduced confidence in our company, brand or products, or the industry as a whole, which could in turn harm our reputation and sales, and could materially adversely affect our business, financial condition and operating results. Although we believe we have a rigorous quality control process, there can be no assurance that our products will always comply with the standards set for our products, and although we strive to keep our products free of pathogenic organisms, they may not be easily detected and cross-contamination can occur. For example, in 2017, before our products were shipped to distributors or customers, we discovered, through our quality control process, that certain of our products manufactured by a former co-manufacturer were contaminated with salmonella. There is no assurance that this health risk will always be preempted by our quality control processes.
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
Selling food for human consumption involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury or death related to allergens, food-borne illnesses or other food safety incidents caused by products we sell, or involving our suppliers or co-manufacturers, could result in the discontinuance of sales of these products or our relationships with such suppliers or co-manufacturers, or otherwise result in increased operating costs, regulatory enforcement actions or harm to our reputation. Shipment of adulterated or misbranded products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is more than our policy limits or not covered by our policies or not subject to insurance would have to be paid from our cash reserves, which would reduce our capital resources.
The occurrence of food-borne illnesses or other food safety incidents could also adversely affect the price and availability of affected ingredients, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any instances of food contamination or regulatory noncompliance, whether or not caused by our actions, could compel us, our suppliers, our distributors or our customers, depending on the circumstances, to conduct a recall in accordance with FDA regulations, comparable state laws or international laws. Food recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing distributors or customers and a potential negative impact on our ability to attract new customers due to negative consumer experiences or because of an adverse impact on our brand and reputation. The costs of a recall could exceed or be outside the scope of our existing or future insurance policy coverage or limits.
In addition, food companies have been subject to targeted, large-scale tampering as well as to opportunistic, individual product tampering, and we, like any food company, could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants and pathological organisms into consumer products as well as product substitution. Recently issued FDA regulations require companies like us to analyze, prepare and implement mitigation strategies specifically to address tampering (i.e., intentional adulteration) designed to inflict widespread public health harm. If we do not adequately address the possibility, or any actual instance, of intentional adulteration, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions, which could materially adversely affect our business, financial condition and operating results.
Sales of the Beyond Burger contribute a significant portion of our revenue. A reduction in sales of the Beyond Burger would have an adverse effect on our financial condition.
The Beyond Burger accounted for approximately 64%, 70% and 48% of our gross revenues in 2019, 2018 and 2017, respectively. The Beyond Burger is our flagship product and has historically been the focal point of our development and marketing efforts, and we believe that sales of the Beyond Burger will continue to constitute a significant portion of our revenues, income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand production and distribution of the Beyond Burger, or that customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of the Beyond Burger could have a material adverse effect on our business, financial condition and results of operations.
The primary components of all of our products are manufactured in our two Columbia, Missouri facilities and any damage or disruption at these facilities may harm our business. Moreover, Columbia, Missouri has a tight labor market and we may be unable to hire and retain employees at these facilities.
A significant portion of our operations are located in our two Columbia, Missouri facilities. A natural disaster, fire, power interruption, work stoppage, outbreaks of pandemics or contagious diseases (such as the recent coronavirus (COVID-19) pandemic) or other calamity at one or both of these facilities would significantly disrupt our ability to deliver our products and operate our business. If any material amount of our machinery or inventory were damaged, we would be unable to meet our contractual obligations and cannot predict when, if at all, we could replace or repair such machinery, which could materially adversely affect our business, financial condition and operating results.
Our plans for addressing our rapid growth include expanding operations at our Columbia, Missouri facilities and/or seeking alternative or additional facilities. In this tight labor market, we may be unable to hire and retain skilled employees, which will severely hamper our expansion plans, product development and manufacturing efforts. As of December 2019, the Columbia area had an unemployment rate of 2.4%. As a result of this tight labor market, we currently rely on temporary workers in addition to full-time employees, and in the future, we may be unable to attract and retain employees with the skills we require, which could impact our ability to expand our operations.
We may not successfully ramp up operations at our new Columbia, Missouri facility or this facility may not operate in accordance with our expectations.
In June 2018, we commenced manufacturing operations in our new Columbia, Missouri facility and expect to continue to add more production capacity through 2021. Any substantial delay in bringing this facility up to full production on our current schedule may hinder our ability to produce all of the product needed to meet orders and/or achieve our expected financial performance. Opening this facility has required, and will continue to require, additional capital expenditures and the efforts and attention of our management and other personnel, which has and will continue to divert resources from our existing business or operations. In addition, we have hired and will need to hire and retain more skilled employees to operate the expanded facility in this tight labor market. Even if our new Columbia, Missouri facility is brought up to full production according to our current schedule, it may not provide us with all of the operational and financial benefits we expect to receive.
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
A key element of our growth strategy depends on our ability to develop and market new products and improvements to our existing products that meet our standards for quality and appeal to consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, accurately predict taste preferences and purchasing habits of consumers in new geographic markets, the technical capability of our innovation staff in developing and testing product prototypes, including complying with applicable governmental regulations, and the success of our management and sales and marketing teams in introducing and marketing new products. Our innovation staff members are continuously testing alternative plant-based proteins to the proteins we currently use in our products, as they seek to find additional protein options to our current ingredients that are more easily sourced, and which retain and build upon the quality and appeal of our current product offerings. Failure to develop and market new products that appeal to consumers may lead to a decrease in our growth, sales and profitability.
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
We have grown rapidly since inception and anticipate further growth. For example, our net revenues increased from $16.2 million in 2016 to $297.9 million in 2019. Our full-time employee count at December 31, 2019 (including contract employees) has more than tripled since December 31, 2016. This growth has placed significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business and our product offerings will continue to place significant demands on our management and operations teams and require significant additional resources to meet our needs, which may not be available in a cost-effective manner, or at all. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, any of which could harm our business, brand, results of operations and financial condition.
We face intense competition in our market from our competitors, including manufacturers of animal-based meat products and other brands that produce plant-based protein products, and potential competitors and we may lack sufficient financial or other resources to compete successfully.
Our future success depends, in large part, on our ability to implement our growth strategy of expanding supply and distribution, improving placement of our products, attracting new consumers to our brand and introducing new products and product extensions, and expanding into new geographic markets. Our ability to implement this growth strategy depends, among other things, on our ability to:

•
manage relationships with various suppliers, co-manufacturers, distributors, customers and other third parties, and expend time and effort to integrate new suppliers, co-manufacturers, distributors and customers into our fulfillment operations;

•	continue to compete in the retail channel and the restaurant and foodservice channel;

•	secure placement in the meat case for our products;

•	increase our brand recognition;

•	expand and maintain brand loyalty;

•	develop new product lines and extensions; and

•	expand into new geographic markets.
We may not be able to implement our growth strategy successfully. Our sales and operating results will be adversely affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.
We may face difficulties as we expand our operations in other countries, including into those in which we have no prior operating experience.
We intend to continue to expand our global footprint and enter into new markets. International operations involve a number of risks, including foreign regulatory compliance, tariffs, taxes and exchange controls, economic downturns, inflation, foreign currency fluctuations and political and social instability in the countries in which we operate. Expansion may involve expanding into countries other than those in which we currently operate. It may also involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. In addition, it may be difficult for us to understand and accurately predict taste preferences and purchasing habits of consumers in these new geographic markets. It is costly to establish, develop and maintain international operations and develop and promote our brands in international markets. As we expand our business into other countries, we may encounter regulatory, legal, personnel, technological and other difficulties that increase our expenses and/or delay our ability to become profitable in such countries, which may have a material adverse effect on our business and brand.
Ingredient and packaging costs are volatile and may rise significantly, which may negatively impact the profitability of our business.
We purchase large quantities of raw materials, including ingredients derived from Canadian, European and North American yellow peas, mung beans, sunflower seeds, rice, fava beans, canola oil and coconut oil. In addition, we purchase and use significant quantities of cardboard, film and plastic to package our products.

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
We have developed a strong and trusted brand that has contributed significantly to the success of our business, and we believe our continued success depends on our ability to maintain and grow the value of the Beyond Meat brand. Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our plant-based product offerings, food safety, quality assurance, marketing and merchandising efforts, the nutritional benefits provided by our products and our ability to provide a consistent, high-quality customer experience. Any negative publicity, regardless of its accuracy, could materially adversely affect our business. Brand value is based on perceptions of subjective qualities, and any incident that erodes the loyalty of our customers, suppliers or co-manufacturers, including adverse publicity or a governmental investigation or litigation, could significantly reduce the value of our brand and significantly damage our business.
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
Additionally, lobbyists supporting the meat industry have engaged in marketing campaigns in an attempt to generate negative publicity regarding our products and may continue to do so in the future. Any shift in consumer perception that our products are not healthy as a result of these campaigns could significantly reduce the value of our brand and damage our business. Other types of adverse publicity concerning our business or the plant-based meat industry generally could also harm our brand, reputation and results of operations. The growing use of social and digital media over recent years has amplified the impact of such negative publicity.
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
We routinely offer sales discounts and promotions through various programs to customers and consumers which may occasionally result in reduced margins. These programs include rebates, temporary on shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We anticipate needing to offer more trade and promotion discounting, primarily within the retail channel, to match competition pricing and promotions. We anticipate that, at times, these promotional activities may adversely impact our net revenues and results of operations.
Fluctuations in our results of operations for our second and third quarters may impact, and may have a disproportionate effect on our overall financial condition and results of operations.
Our business is subject to seasonal fluctuations that may have a disproportionate effect on our results of operations. Generally, we expect to experience greater demand for certain of our products during the summer grilling season. As our business continues to grow, we expect to see additional seasonality effects, especially within our retail channel, with revenue contribution from this channel tending to be greater in the second and third quarters of the year. Any factors that harm our second and third quarter operating results, including disruptions in our supply chain, adverse weather or unfavorable economic conditions, may have a disproportionate effect on our results of operations for the entire year.
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
For example, on May 25, 2017, following our termination of our supply agreement with Don Lee Farms, a co-manufacturer, Don Lee Farms filed a lawsuit against us in California state court claiming that we wrongfully terminated the parties’ contract and that we misappropriated their trade secrets principally by sharing with subsequent co-manufacturers the processes for manufacturing our products—processes which they claim to have developed. On July 27, 2017 we filed a cross-complaint, alleging that Don Lee Farms (1) breached the supply agreement, including by failing to provide saleable product, as certain of our products manufactured by Don Lee Farms were contaminated with salmonella and other foreign objects, and that Don Lee Farms did not take appropriate actions to address these issues; (2) engaged in unfair competition in violation of California’s Unfair Competition Law; and (3) unlawfully converted certain Beyond Meat property, including certain pieces of equipment. In October 2018, Don Lee Farms filed an amended complaint that added ProPortion Foods, LLC (one of Beyond Meat’s current contract manufacturers) as a defendant, principally for claims arising from ProPortion’s alleged use of Don Lee Farms’ alleged trade secrets, and for replacing Don Lee Farms as Beyond Meat’s co-manufacturer. ProPortion filed an answer denying all of Don Lee Farms’ claims and a cross-complaint against Beyond Meat asserting claims of total and partial equitable indemnity, contribution, and repayment. On March 11, 2019, Don Lee Farms filed a second amended complaint to add claims of fraud and negligent misrepresentation against us. On May 30, 2019, the judge denied our motion to dismiss the fraud and negligent misrepresentation claims, allowing the claims to proceed. On June 19, 2019, we filed an answer denying Don Lee Farms' claims. On January 27, 2020, Don Lee Farms filed a third amended complaint to add three individual defendants, all of whom are current or former employees of ours, including Mark Nelson, our Chief Financial Officer and Treasurer, to Don Lee Farms’ existing fraud and negligent misrepresentation claims alleging that those individuals were involved in the alleged fraud and negligent misrepresentation. The individual defendants deny all allegations of fraud and negligent misrepresentation. On January 24, 2020, a writ judge granted Don Lee Farms a right to attach in the amount of $628,689 on the grounds that Don Lee Farms had established a “probable validity” of its claim that we owe it money for a small batch of unpaid invoices. This determination was not made by the trial judge. The trial judge has yet to determine the legitimacy or merits of Don Lee Farms’ claims. The previous trial date, May 18, 2020, has been continued. Trial is currently set for February 8, 2021.

Don Lee Farms is seeking from us and ProPortion unspecified compensatory and punitive damages, declaratory and injunctive relief, including the prohibition of our use or disclosure of the alleged trade secrets, and attorneys’ fees and costs. We are seeking from Don Lee Farms monetary damages, restitution of monies paid to Don Lee Farms, and attorneys’ fees and costs. ProPortion is seeking indemnity, contribution, or repayment from us of any or all damages that ProPortion may be found liable to Don Lee Farms, and attorneys’ fees and costs. We believe we were justified in terminating the supply agreement with Don Lee Farms, that we did not misappropriate their alleged trade secrets, that we are not liable for the fraud or negligent misrepresentation alleged in the proposed second amended complaint, that Don Lee Farms is liable for the conduct alleged in our cross-complaint, and that we are not liable to ProPortion for any indemnity, contribution, or repayment, including for any damages or attorneys’ fees and costs.
We intend to vigorously defend ourselves and our current and former employees against the claims and prosecute our own. However, we cannot assure you that Don Lee Farms or ProPortion will not prevail in all or some of their claims against us or the individual defendants, or that we will prevail in some or all of our claims against Don Lee Farms. For example, if Don Lee Farms succeeds in the lawsuit, we could be required to pay damages, including but not limited to contract damages reasonably calculated at what we would have paid Don Lee Farms to produce our products through 2019, the end of the contract term, and Don Lee Farms could also claim some ownership in the intellectual property associated with the production of certain of our products or in the products themselves, and thus claim a stake in the value we have derived and will derive from the use of that intellectual property after we terminated our supply agreement with Don Lee Farms. As another example, we also could be required to pay attorneys’ fees and costs incurred by Don Lee Farms or ProPortion.
On January 30, 2020, Larry Tran, a purported shareholder of Beyond Meat, filed a putative securities class action lawsuit in the United States District Court for the Central District of California against Beyond Meat and two of our executive officers, our President and CEO, Ethan Brown, and our Chief Financial Officer and Treasurer, Mark Nelson. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act and is premised on allegedly false or misleading statements, and alleged non-disclosure of material facts, related to our public disclosures regarding our ongoing litigation with Don Lee Farms during the proposed class period of May 2, 2019 to January 27, 2020. We believe the claims are without merit and intend to vigorously defend all claims asserted.
On March 16, 2020, Eric Weiner, a purported shareholder of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court for the Central District of California, putatively on behalf of the Company, against two of our executive officers, our President and CEO, Ethan Brown, and our Chief Financial Officer and Treasurer, Mark Nelson, and each of our directors, including one former director, who signed our initial public offering registration statement.  The lawsuit asserts claims under Sections 10(b) and 21D of the Exchange Act, claims of breaches of fiduciary duty as directors and/or officers of Beyond Meat, and claims of unjust enrichment and waste of corporate assets, all relating to our ongoing litigation with Don Lee Farms, related actions taken by Beyond Meat and the named individuals during the period of May 2, 2019 to March 16, 2020, and the securities case brought against us. Based on the early stage of this matter, we are unable to estimate potential losses, if any, related to this lawsuit.
On March 18, 2020, Kimberly Brink and Melvyn Klein, purported shareholders of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court for the Central District of California, putatively on behalf of the Company, against two of our executive officers, our President and CEO, Ethan Brown, and our Chief Financial Officer and Treasurer, Mark Nelson, and each of our directors who signed our initial public offering registration statement. The lawsuit asserts claims under Sections 10(b) and 21D of the Exchange Act, claims of breaches of fiduciary duty as directors and/or officers of Beyond Meat, and claims of unjust enrichment and waste of corporate assets, all relating to our ongoing litigation with Don Lee Farms, related actions taken by Beyond Meat and the named individuals during the period of May 2, 2019 to March 18, 2020, and the securities case brought against us. Based on the early stage of this matter, we are unable to estimate potential losses, if any, related to this lawsuit.
Also on March 18, 2020, Nazrin Massaro filed a putative class action lawsuit in the United States District Court for the Southern District of California against Beyond Meat and People for the Ethical Treatment of Animals, Inc. (“PETA”). The lawsuit asserts claims under the Telephone Consumer Protection Act and alleges that PETA sent unsolicited text message advertisements promoting our products to the putative class members in violation of consumers’ privacy rights. The lawsuit further alleges that PETA sent the text messages at the direction, and/or under the control, of Beyond Meat. The plaintiff seeks injunctive relief and damages on behalf of herself and the putative class members. We believe the claims are without merit and intend to vigorously defend all claims asserted.
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
Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to self-insured retentions, various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.
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
We currently rely upon third-party transportation providers for a significant portion of our product shipments. Our utilization of delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, employee strikes, disease outbreaks or pandemics (such as the recent coronavirus (COVID-19 pandemic) and inclement weather, which may impact the ability of providers to provide delivery services that adequately meet our shipping needs, if at all. We periodically change shipping companies, and we could face logistical difficulties that could adversely affect deliveries. In addition, we could incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those we receive from the third-party transportation providers that we currently use, which in turn would increase our costs and thereby adversely affect our operating results.
Failure to retain our senior management may adversely affect our operations.
Our success is substantially dependent on the continued service of certain members of our senior management, including Ethan Brown, our President and Chief Executive Officer. These executives have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand, culture and the reputation we enjoy with suppliers, co-manufacturers, distributors, customers and consumers. The loss of the services of any of these executives could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause the price of our common stock to decline. We do not currently carry key-person life insurance for our senior executives.
If we are unable to attract, train and retain employees, we may not be able to grow or successfully operate our business.
Our success depends in part upon our ability to attract, train and retain a sufficient number of employees who understand and appreciate our culture and can represent our brand effectively and establish credibility with our business partners and consumers. We believe a critical component of our success has been our company culture and long-standing core values. We have invested substantial time and resources in building our team. If we are unable to hire and retain employees capable of meeting our business needs and expectations, or if we fail to preserve our company culture among a larger number of employees dispersed in various geographic regions as we continue to grow and develop the infrastructure associated with being a more mature public company, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our employees may adversely affect our business, results of operations and financial condition.
Our employees are employed by professional employer organizations.
We contract with a professional employer organization, or U.S. PEO, that administers our human resources, payroll and employee benefits functions for our employees in the United States. We also contract with non-U.S. PEOs to perform the same functions as the U.S. PEO for employees outside the United States. Although we recruit and select our workers, each of our workers is also an employee of record of the relevant PEO. As a result, our workers are compensated through the relevant PEO, are governed by the work policies created by the relevant PEO and receive their annual wage statements and other payroll or labor related reports from the relevant PEO (e.g., W-2s from the US PEO for employees in the United States, T-4s for employees in Canada). This relationship permits management to focus on operations and profitability rather than payroll administration, but this relationship also exposes us to some risks. Among other risks, if the U.S. PEO fails to adequately withhold or pay employer taxes or to comply with other laws, such as the Fair Labor Standards Act, the Family and Medical Leave Act, the Employee Retirement Income Security Act or state and federal anti-discrimination laws, each of which is outside of our control, we would be liable for such violations, and indemnification provisions with the U.S. PEO, if applicable, may not be sufficient to insulate us from those liabilities. If any of the non-U.S. PEOs fail to adequately withhold or pay employer taxes or to comply with applicable laws, we may be held liable for such violations notwithstanding any indemnification provisions with the non-U.S. PEOs.  In certain non-U.S. jurisdictions, the worker may be deemed a direct employee and the potential liability for any non-compliance with applicable laws increases depending on whether a company has an entity or other corporate presence in the country, among other factors set forth under applicable local laws.
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

A cybersecurity incident, other technology disruptions or failure to comply with laws and regulations relating to privacy and the protection of data relating to individuals could negatively impact our business, our reputation and our relationships with customers.
We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees, suppliers, co-manufacturers, distributors, customers and consumers. Such uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ information, private information about employees and financial and strategic information about us and our business partners. Further, as we pursue new initiatives that improve our operations and cost structure, potentially including acquisitions, we may also be expand and improve our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with new initiatives or acquisitions, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage all of which could have a material adverse effect on our business, financial condition or results of operations.
In addition, we are subject to laws, rules and regulations in the United States, the European Union and other jurisdictions relating to the collection, use and security of personal information and data. Such data privacy laws, regulations and other obligations may require us to change our business practices and may negatively impact our ability to expand our business and pursue business opportunities. We may incur significant expenses to comply with the laws, regulations and other obligations that apply to us. Additionally, the privacy- and data protection-related laws, rules and regulations applicable to us are subject to significant change. Several jurisdictions have passed new laws and regulations in this area, and other jurisdictions are considering imposing additional restrictions. For example, our operations are subject to the European Union’s General Data Protection Regulation, which imposes data privacy and security requirements on companies doing business in the European Union, including substantial penalties for non-compliance. The California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020, imposes similar requirements on companies handling data of California residents and creates a new and potentially severe statutory damages framework for (i) violations of the CCPA and (ii) businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Privacy- and data protection-related laws and regulations also may be interpreted and enforced inconsistently over time and from jurisdiction to jurisdiction. Any actual or perceived inability to comply with applicable privacy or data protection laws, regulations, or other obligations could result in significant cost and liability, litigation or governmental investigations, damage our reputation, and adversely affect our business.
Disruptions in the worldwide economy may adversely affect our business, results of operations and financial condition.
The global economy can be negatively impacted by a variety of factors such as the spread or fear of spread of contagious diseases (such as the recent coronavirus (COVID 19) pandemic) in locations where our products are sold, man-made or natural disasters, actual or threatened war, terrorist activity, political unrest, civil strife and other geopolitical uncertainty. Such adverse and uncertain economic conditions may impact distributor, retailer, foodservice and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, co-manufacturers, distributors, retailers, restaurant and foodservice customers and consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns as a result of various factors, including job losses, inflation, higher taxes, reduced access to credit, change in federal economic policy and recent international trade disputes. In particular, consumers may reduce the amount of plant-based food products that they purchase where there are conventional animal-based protein offerings, which generally have lower retail prices. In addition, consumers may choose to purchase private label products rather than branded products because they are generally less expensive. A decrease in consumer discretionary spending may also result in consumers reducing the frequency and amount spent on food prepared away from home. Distributors, retailers and foodservice customers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailer and foodservice customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. Decreases in demand for our products without a corresponding decrease in costs would put downward pressure on margins and would negatively impact our financial results. Prolonged unfavorable economic conditions or uncertainty may have an adverse effect on our sales and profitability and may result in consumers making long-lasting changes to their discretionary spending behavior on a more permanent basis.
Future acquisitions or investments could disrupt our business and harm our financial condition.
In the future, we may pursue acquisitions or investments that we believe will help us achieve our strategic objectives. We may not be able to find suitable acquisition candidates, and even if we do, we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately achieve our goals or realize the anticipated benefits. The pursuit of acquisitions and any integration process will require significant time and resources and could divert management time and focus from operation of our then-existing business, and we may not be able to manage the process successfully. Any acquisitions we complete could be viewed negatively by our customers or consumers. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations and subjecting us to additional liabilities, increasing our expenses, and adversely impacting our business, financial condition and operating results. Moreover, we may be exposed to unknown liabilities related to the acquired company or product, and the anticipated benefits of any acquisition, investment or business relationship may not be realized if, for example, we fail to successfully integrate such acquisition into our company. To pay for any such acquisitions, we would have to use cash, incur debt, or issue equity securities, each of which may affect our financial condition or the value of our common stock and could result in dilution to our stockholders. If we incur more debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. Our acquisition strategy could require significant management attention, disrupt our business and harm our business, financial condition and results of operations.
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
There is concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. If such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as yellow peas, mung beans, sunflowers, rice, fava bean, canola oil and coconut oil. Due to climate change, we may also be subjected to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our manufacturing and distribution operations.

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union on January 31, 2020 and entered into a transition period during which it will continue its ongoing and complex negotiations with the European Union relating to the future trading relationship between the parties. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period.
These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital. In addition, as we expand our operations internationally as part of our growth strategy, we may be further impacted by these developments, including uncertainty surrounding which set of laws and regulations will apply. Any of these factors could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.
Regulatory Risks
Our operations are subject to FDA governmental regulation and other foreign, federal, state and local regulation, and there is no assurance that we will be in compliance with all regulations.
Our operations are subject to extensive regulation by the FDA, and other foreign, federal, state and local authorities. Specifically, for products manufactured or sold in the United States we are subject to the requirements of the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, labeling and safety of food. Under this program, the FDA requires that facilities that manufacture food products comply with a range of requirements, including hazard analysis and preventive controls regulations, current good manufacturing practices, or cGMPs, and supplier verification requirements. Our processing facilities, including those of our co-manufacturers, are subject to periodic inspection by foreign, federal, state and local authorities. We do not control the manufacturing processes of, and rely upon, our co-manufacturers for compliance with cGMPs for the manufacturing of our products by our co-manufacturers. If we or our co-manufacturers cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the FDA or other regulators, we or they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, could result in our co-manufacturers’ inability to continue manufacturing for us, or could result in a recall of our product that has already been distributed. In addition, we rely upon our co-manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable state, local or foreign regulatory authority determines that we or these co-manufacturers have not complied with the applicable regulatory requirements, our business may be materially impacted.
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

We are subject to international regulations that could adversely affect our business and results of operations.
We are subject to extensive regulations internationally where we manufacture, distribute and/or sell our products. Our products are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, composition and ingredients, storing, labeling, marketing, advertising and distribution of these products. For example, in early 2018, we received an inquiry from Canadian officials about the labeling and composition of products that we export to Canada. We responded promptly to that inquiry, identifying minor formulation changes that we made under Canadian regulations. If regulators determine that the labeling and/or composition of any of our products is not in compliance with Canadian law or regulations, or if we or our co-manufacturers otherwise fail to comply with applicable laws and regulations in Canada or other jurisdictions, we could be subject to civil remedies or penalties, such as fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of the products, or refusals to permit the import or export of products, as well as potential criminal sanctions. In addition, enforcement of existing laws and regulations, changes in legal requirements and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. In addition, with our expanding international operations, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, or FCPA, and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials or other third parties for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees, contractors or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, cash flows and financial condition.
Changes in existing laws or regulations, or the adoption of new laws or regulations may increase our costs and otherwise adversely affect our business, results of operations and financial condition.
The manufacture and marketing of food products is highly regulated. We, our suppliers and co-manufacturers are subject to a variety of laws and regulations. These laws and regulations apply to many aspects of our business, including the manufacture, composition and ingredients, packaging, labeling, distribution, advertising, sale, quality and safety of our products, as well as the health and safety of our employees and the protection of the environment.
In the United States, we are subject to regulation by various government agencies, including the FDA, FTC, Occupational Safety and Health Administration and the Environmental Protection Agency, as well as the requirements of various state and local agencies, including, in California, the Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65”). We are also regulated outside the United States by various international regulatory bodies. In addition, we are subject to certain third-party private standards, such as Global Food Safety Initiative, or GFSI, standards and review by voluntary organizations, such as the Council of Better Business Bureaus’ National Advertising Division. We could incur costs, including fines, penalties and third-party claims, because of any violations of, or liabilities under, such requirements, including any competitor or consumer challenges relating to compliance with such requirements. For example, in connection with the marketing and advertisement of our products, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and the consumer protection statutes of some states. In connection with the composition of our products, we could be the target of claims relating to perceived health risks, including under Proposition 65 and other state consumer protection statutes.
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

Any changes in, or changes in the interpretation of, applicable laws, regulations or policies of the FDA or U.S. Department of Agriculture, or USDA, state regulators or similar foreign regulatory authorities that relate to the use of the word “meat” or other similar words in connection with plant-based protein products could adversely affect our business, prospects, results of operations or financial condition.
The FDA and the USDA, state regulators or similar foreign regulatory authorities, such as Health Canada or the CFIA, or authorities of the EU or the EU member states, could take action to impact our ability to use the term “meat” or similar words (such as “beef”) to describe our products. In addition, a food may be deemed misbranded if its labeling is false or misleading in any particular way, and the FDA, CFIA, EU member state authorities or other regulators could interpret the use of the term “meat” or any similar phrase(s) to describe our plant-based protein products as false or misleading or likely to create an erroneous impression regarding their composition.
For example, in 2018, the state of Missouri passed a law prohibiting any person engaged in advertising, offering for sale, or sale of food products from misrepresenting a product as meat that is not derived from harvested production livestock or poultry. The state of Missouri Department of Agriculture has clarified its interpretation that products which include prominent disclosure that the product is “made from plants,” or comparable disclosure such as through the use of the phrase “plant-based,” are not misrepresented under the Missouri law. Additional states, including Mississippi, have subsequently passed similar laws, and legislation, that would impose additional requirements on plant-based meat products is currently pending in a number of states. More recently, in late 2019, bills were introduced in both the House and the Senate of the U.S. Congress (titled the Real MEAT Act) that would require the word “imitation” to appear as part of the name of plant-based meat products, and that would give USDA certain oversight over the labeling of plant-based meat products. If these bills gain traction and ultimately become law, it could require us to identify our products as “imitation” in our product labels. Further, the USDA has received a petition from the cattle industry requesting that USDA exclude products not derived from the tissue or flesh of animals that have been harvested in the traditional manner from being labeled and marketed as “meat,” and exclude products not derived from cattle born, raised and harvested in the traditional manner from being labeled and marketed as “beef.” The USDA has not yet responded substantively to this petition but has indicated that the petition is being considered as a petition for a policy change under the USDA’s regulations. We do not believe that USDA has the statutory authority to regulate plant-based products under the current legislative framework. Canadian Food and Drug Regulations also provide requirements for “simulated meat” products, including requirements around composition and naming. In Europe, the Agriculture Committee of the European Parliament proposed in May 2019 to reserve the use of “meat” and meat-related terms and names for products that are manufactured from the edible parts of animals. At country level, however, e.g., in the UK, this proposal was challenged by the House of Lords stating that there is no evidence that consumers are being misled. If adopted, this bill could require a change to our labeling and advertising in Europe. Should regulatory authorities take action with respect to the use of the term “meat” or similar terms, such that we are unable to use those terms with respect to our plant-based products, we could be subject to enforcement action or recall of our products marketed with these terms, we may be required to modify our marketing strategy, or require us to identify our products as “imitation” in our product labels, and our business, prospects, results of operations or financial condition could be adversely affected.
Failure by our suppliers of raw materials or co-manufacturers to comply with food safety, environmental or other laws and regulations, or with the specifications and requirements of our products, may disrupt our supply of products and adversely affect our business.
If our suppliers or co-manufacturers fail to comply with food safety, environmental or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. Additionally, our co-manufacturers are required to maintain the quality of our products and to comply with our product specifications and our suppliers must supply ingredients that meet our internal quality standards. In the event of actual or alleged non-compliance, we might be forced to find an alternative supplier or co-manufacturer and we may be subject to lawsuits related to such non-compliance by our suppliers and co-manufacturers. As a result, our supply of raw materials or finished inventory could be disrupted or our costs could increase, which would adversely affect our business, results of operations and financial condition. The failure of any co-manufacturer to produce products that conform to our standards could adversely affect our reputation in the marketplace and result in product recalls, product liability claims and economic loss. For example, some of our co-manufacturers also process products with textured vegetable protein, a GMO product, or animal protein and while we require them to process our products in separate designated quarters in their facilities, cross-contamination may occur and result in genetically modified organisms or animal protein in our supply chain. Additionally, actions we may take to mitigate the impact of any disruption or potential disruption in our supply of raw materials or finished inventory, including increasing inventory in anticipation of a potential supply or production interruption, may adversely affect our business, results of operations and financial condition.
Risks Related to Our Intellectual Property
We may not be able to protect our proprietary technology adequately, which may impact our commercial success.
Our commercial success depends in part on our ability to protect our intellectual property and proprietary technologies. We rely on a combination of patent protection, where appropriate and available, copyrights, trade secrets and trademark laws, as well as confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our proprietary technology or permit us to gain or keep any competitive advantage. As of December 31, 2019, we had one issued U.S. patent and 18 pending patent applications, including five in the United States and 13 international patent applications.
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
We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our trademarks, including Beyond Meat, Beyond Burger, Beyond Beef, Beyond Sausage, Beyond Breakfast Sausage, Beyond Chicken, Beyond Fried Chicken, Beyond Meatball, the Caped Steer Logo, GO BEYOND, Eat What You Love, The Cookout Classic, The Future of Protein, and The Future of

Protein Beyond Meat, are valuable assets that reinforce our brand and consumers’ favorable perception of our products. We also rely on unpatented proprietary expertise, recipes and formulations and other trade secrets and copyright protection to develop and maintain our competitive position. Our continued success depends, to a significant degree, upon our ability to protect and preserve our intellectual property, including our trademarks, trade dress, trade secrets and copyrights. We rely on confidentiality agreements and trademark, trade secret and copyright law to protect our intellectual property rights.
Our confidentiality agreements with our employees and certain of our consultants, contract employees, suppliers and independent contractors, including some of our co-manufacturers who use our formulations to manufacture our products, generally require that all information made known to them be kept strictly confidential. Nevertheless, trade secrets are difficult to protect. Although we attempt to protect our trade secrets, our confidentiality agreements may not effectively prevent disclosure of our proprietary information and may not provide an adequate remedy in the event of unauthorized disclosure of such information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights against such parties. Further, some of our formulations have been developed by or with our suppliers and co-manufacturers. As a result, we may not be able to prevent others from using similar formulations. As we begin to expand globally as part of our growth strategy, we may face additional risks protecting our trade secrets internationally, where the laws may not be as protective of intellectual property rights as those in the United States.
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
Additionally, the laws of certain international jurisdictions in which our products may be sold may not protect intellectual property rights to the same extent as the laws of the United States. As a result, we may not be able to effectively prevent third parties from infringing or otherwise misappropriating our trademark rights in such jurisdictions. Moreover, failure to obtain adequate trademark rights in these foreign jurisdictions could negatively impact our ability to expand our business and launch products in certain international markets. Further, we may not be able to effectively protect our intellectual property rights against unauthorized third parties that obtain the rights to our trademarks in foreign jurisdictions where we have not yet applied for trademark protections, and we may expend substantial cost to obtain those trademarks from such third parties. Any one of these occurrences could reduce our competitive position or otherwise have a material adverse effect on our business, results of operations and financial condition.
Risks Related to Being a Public Company
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are in the process of upgrading our information technology systems and implementing additional financial and management controls, reporting systems and procedures in order to keep up with the requirements of being a reporting company under the Exchange Act. Additionally, the rapid growth of our operations and our being a newly public company have created a need for additional resources within the accounting and finance functions due to the increasing need to produce timely financial information and to ensure the level of segregation of duties customary for a U.S. public company. We have hired additional resources in the accounting and finance function and continue to reassess the sufficiency of finance personnel in response to these increasing demands and expectations.
As a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Though we are required to disclose changes made to our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal controls over financial reporting pursuant to Section 404 until our annual report on Form 10-K for the fiscal year ending December 31, 2020. As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until our first annual report required to be filed with the SEC following the later of the date we are no longer an emerging growth company and the date we are deemed to be an “accelerated filer” or a “large accelerated filer” as defined in the Exchange Act. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404. We cannot be certain that the actions we will be taking to improve our internal controls over financial reporting will be sufficient, or that we will be able to implement our planned processes and procedures in a timely manner.
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
We are an “emerging growth company” (“EGC”) as defined in the JOBS Act. As an EGC, the JOBS Act, allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We expect to lose our EGC status upon the filing of the Form 10-K for the year ending December 31, 2020, when we expect to qualify as a Large Accelerated Filer based upon the current market capitalization of the Company according to Rule 12b-2 of the

Exchange Act. Therefore, we have elected to use the adoption dates applicable to public companies beginning in the first quarter of 2020.
For as long as we continue to be an emerging growth company, we intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
The requirements of being a public company will require us to incur increased costs and may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as related rules adopted by the SEC and the Nasdaq Global Select Market, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the SEC adopted rules and regulations related to corporate governance and executive compensation, such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over a longer period and up to five years following the completion of its initial public offering. We intend to take advantage of this legislation for as long as we are permitted to do so. In preparation for and upon implementation of these requirements, we will incur additional compliance-related expenses. Additionally, the SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. We expect the rules and regulations applicable to public companies to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. Furthermore, these rules and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and higher self-insured retention amounts, or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.
Risks Related to Ownership of Our Common Stock
Our share price has been and may continue to be highly volatile, and you could lose all or part of your investment.
The market price of our common stock following our IPO has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to many factors discussed in this “Risk Factors” section, including:

•	the effects of the recent global coronavirus (COVID-19) outbreak;

•	general economic, market and political conditions, including negative effects on consumer confidence and spending levels;

•	actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;

•	announcements of innovations by us or our competitors;

•	announcement by competitors or new market entrants of their entry into or exit from the plant-based protein market;

•	overall conditions in our industry and the markets in which we operate;

•	market conditions or trends in the packaged food sales industry or in the economy as a whole;

•	addition or loss of significant customers or other developments with respect to significant customers;

•	adverse developments concerning our manufacturers or suppliers;

•	changes in laws or regulations applicable to our products or business;

•	our ability to effectively manage our growth and market expectations with respect to our growth;

•	success of plans for international expansion;

•	speculation regarding public customer announcements or geographic expansion;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research or reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patents, and our ability to obtain intellectual property protection for our products;

•	litigation or regulatory matters;

•	announcement or expectation of additional financing efforts;

•	our cash position;

•	sales of our common stock by our stockholders;

•	issuance of equity or debt;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our common stock;

•	changes in accounting practices;

•	ineffectiveness of our internal controls;

•	short-selling of our common stock;

•	negative media or marketing campaigns undertaken by our competitors or lobbyists supporting the meat industry;

•	the public’s response to publicity relating to the health aspects or nutritional value of our products; and

•	other events or factors, many of which are beyond our control.
Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, tariffs, international currency fluctuations, or the effects of disease outbreaks or pandemics (such as the recent coronavirus (COVID-19) pandemic), may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. For example, we are currently subject to a securities case filed against us alleging federal securities law violations with respect to past disclosure. We are also currently subject to multiple shareholder derivative lawsuits related, in part, to the securities case. Securities litigation, and any other type of litigation, brought against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business and adversely affect our results of operations.
Future sales of our common stock in the public market could cause our share price to fall.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Moreover, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans following the IPO or that are issuable upon exercise of outstanding options following the IPO. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
If securities or industry analysts issue an adverse or misleading opinion regarding our business or publish unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if any of the analysts who cover us downgrade our stock or issue an adverse or misleading opinion regarding us, our business model or our stock performance, or if our operating results fail to meet the expectations of the investor community, our stock price could decline.
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
Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any of our directors, officers, employees or agents to us or our stockholders;

•	any action asserting a claim against us arising pursuant to any provision of the DGCL, our restated certificate of incorporation, or our amended and restated bylaws;

•	any action to interpret, apply, enforce or determine the validity of our restated certificate of incorporation or our amended and restated bylaws; and

•	any action asserting a claim against us that is governed by the internal affairs doctrine;

provided, that with respect to any derivative action or proceeding brought on our behalf to enforce any liability or duty created by the Exchange Act or the rules and regulations thereunder, the exclusive forum will be the federal district courts of the United States of America. Our restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”).
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees.
Our ability to utilize our federal net operating loss and tax credit carryforwards may be limited under Sections 382 and 383 of the Internal Revenue Code (the “Code”).
As of December 31, 2019, we had accumulated federal and state net operating loss carryforwards of approximately $209.5 million and $143.8 million, respectively. Approximately $117.7 million of the federal net operating losses do not expire and the remaining federal and state tax loss carryforwards begin to expire in 2031 and 2032, respectively, unless previously utilized. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Code and similar state provisions.
The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. If we have experienced an ownership change at any time since our incorporation, we may already be subject to limitations on our ability to utilize our existing net operating losses and other tax attributes to offset taxable income. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change and, consequently, Section 382 and 383 limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset such taxable income may be subject to limitations, which could potentially result in increased future income tax liability to us. We are currently analyzing whether and to what extent we have experienced an ownership change pursuant to Section 382; and to the extent such change occurred, the impact to the availability of our tax attributes.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We do not own any real property. In addition to our headquarters, we lease approximately 30,000 square feet for our Manhattan Beach Project Innovation Center in El Segundo, California under a 5-year lease expiring January 31, 2022, subject to an option to extend for an additional 24 months. We also lease approximately 26,000 square feet for our industrial manufacturing plant in Columbia, Missouri under a lease we recently amended to extend the term to June 30, 2022. We also lease approximately 64,000 square feet for our manufacturing facility in Columbia, Missouri under a lease expiring July 31, 2025. The lease term will be automatically extended for two consecutive three-year periods in accordance with the terms of the lease unless we provide notice terminating the lease at least one year before its expiration date.
ITEM 3. LEGAL PROCEEDINGS.
We are subject to various legal proceedings and claims that arise in the ordinary course of our business.  The Company establishes an accrued liability for legal matters when those matters present loss contingencies that are both probable and estimable. Although the outcome of these and other claims cannot be predicted with certainty, management is not currently able to estimate the reasonable possible amount of loss or range of loss and does not believe that it is probable that the ultimate resolution of the current matters will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the final results of any current or future proceeding cannot be predicted with certainty, and until there is final resolution on any such matter that we may be required to accrue for, we may be exposed to loss in excess of the amount accrued. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
On May 25, 2017, Don Lee Farms, a division of Goodman Food Products, Inc., filed a complaint against us in the Superior Court of the State of California for the County of Los Angeles asserting claims for breach of contract, misappropriation of trade secrets, unfair competition under the California Business and Professions Code, money owed and due, declaratory relief and injunctive relief, each arising out of our decision to terminate an exclusive supply agreement between us and Don Lee Farms. We deny all of these claims and filed counterclaims on July 27, 2017, alleging breach of contract, unfair competition under the California Business and Professions Code and conversion. In October 2018, Don Lee Farms filed an amended complaint that added ProPortion Foods, LLC (one of Beyond Meat’s current contract manufacturers) as a defendant, principally for claims arising from ProPortion’s alleged use of Don Lee Farms’ alleged trade secrets, and for replacing Don Lee Farms as Beyond Meat’s co-manufacturer. ProPortion filed an answer denying all of Don Lee Farms’ claims and a cross-complaint against Beyond Meat asserting claims of total and partial equitable indemnity, contribution, and repayment. On March 11, 2019, Don Lee Farms filed a second amended complaint to add claims of fraud and negligent misrepresentation against us. On May 30, 2019, the judge denied our motion to dismiss the fraud and negligent misrepresentation claims, allowing the claims to proceed. On June 19, 2019, the Company filed an answer denying Don Lee Farms' claims.  On January 27, 2020, Don Lee Farms filed a third amended complaint to add three individual defendants, all of whom are current or former employees of ours, including Mark Nelson, our Chief Financial Officer and Treasurer, to Don Lee Farms’ existing fraud and negligent misrepresentation claims alleging that those individuals were involved in the alleged fraud and negligent misrepresentation.  The individual defendants deny all allegations of fraud and negligent misrepresentation.  On January 24, 2020, a writ judge granted Don Lee Farms a right to attach in the amount of $628,689 on the grounds that Don Lee Farms had established a “probable validity” of its claim that we owe it money for a small batch of unpaid invoices.  This determination was not made by the trial judge.  The trial judge has yet to determine the legitimacy or merits of Don Lee Farms’ claims.  The previous trial date, May 18, 2020, has been continued.  Trial is currently set for February 8, 2021.
Don Lee Farms is seeking from Beyond Meat and ProPortion unspecified compensatory and punitive damages, declaratory and injunctive relief, including the prohibition of Beyond Meat’s use or disclosure of the alleged trade secrets, and attorneys’ fees and costs. We are seeking from Don Lee Farms monetary damages, restitution of monies paid to Don Lee Farms, and attorneys’ fees and costs. ProPortion is seeking indemnity, contribution, or repayment from us of any or all damages that ProPortion may be found liable to Don Lee Farms, and attorneys’ fees and costs.
We believe we were justified in terminating the supply agreement with Don Lee Farms, that we did not misappropriate their alleged trade secrets, that we are not liable for the fraud or negligent misrepresentation alleged in the proposed second amended complaint, that Don Lee Farms is liable for the conduct alleged in our cross-complaint, and that we are not liable to ProPortion for any indemnity, contribution, or repayment, including for any damages or attorneys’ fees and costs. We are currently in the process of litigating this matter and intend to vigorously defend ourselves and our current and former employees against the claims. We cannot assure you that Don Lee Farms or ProPortion will not prevail in all or some of their claims against us or the individual defendants, or that we will prevail in some or all of our claims against Don Lee Farms. For example, if Don Lee Farms succeeds in the lawsuit, we could be required to pay damages, including but not limited to contract damages reasonably calculated at what we would have paid Don Lee Farms to produce our products through 2019, the end of the contract term, and Don Lee Farms could also claim some ownership in the intellectual property associated with the production of certain of our products or in the products themselves, and thus claim a stake in the value we have derived and will derive from the use of that intellectual property after we terminated our supply agreement with Don Lee Farms. Based on our current knowledge, we have determined that the amount of any material loss or range of any losses that is reasonably possible to result from this lawsuit is not estimable.

On January 30, 2020, Larry Tran, a purported shareholder of Beyond Meat, filed a putative securities class action lawsuit in the United States District Court for the Central District of California against Beyond Meat and two of our executive officers, our President and CEO, Ethan Brown, and our Chief Financial Officer and Treasurer, Mark Nelson.  The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and is premised on allegedly false or misleading statements, and alleged non-disclosure of material facts, related to our public disclosures regarding our ongoing litigation with Don Lee Farms during the proposed class period of May 2, 2019 to January 27, 2020.  We believe the claims are without merit and intend to vigorously defend all claims asserted.
On March 16, 2020, Eric Weiner, a purported shareholder of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court for the Central District of California, putatively on behalf of the Company, against two of our executive officers, our President and CEO, Ethan Brown, and our Chief Financial Officer and Treasurer, Mark Nelson, and each of our directors, including one former director, who signed our initial public offering registration statement.  The lawsuit asserts claims under Sections 10(b) and 21D of the Exchange Act, claims of breaches of fiduciary duty as directors and/or officers of Beyond Meat, and claims of unjust enrichment and waste of corporate assets, all relating to our ongoing litigation with Don Lee Farms, related actions taken by Beyond Meat and the named individuals during the period of May 2, 2019 to March 16, 2020, and the securities case brought against us. Based on the early stage of this matter, we are unable to estimate potential losses, if any, related to this lawsuit.
On March 18, 2020, Kimberly Brink and Melvyn Klein, purported shareholders of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court for the Central District of California, putatively on behalf of the Company, against two of our executive officers, our President and CEO, Ethan Brown, and our Chief Financial Officer and Treasurer, Mark Nelson, and each of our directors who signed our initial public offering registration statement. The lawsuit asserts claims under Sections 10(b) and 21D of the Exchange Act, claims of breaches of fiduciary duty as directors and/or officers of Beyond Meat, and claims of unjust enrichment and waste of corporate assets, all relating to our ongoing litigation with Don Lee Farms, related actions taken by Beyond Meat and the named individuals during the period of May 2, 2019 to March 18, 2020, and the securities case brought against us. Based on the early stage of this matter, we are unable to estimate potential losses, if any, related to this lawsuit.
Also on March 18, 2020, Nazrin Massaro filed a putative class action lawsuit in the United States District Court for the Southern District of California against Beyond Meat and People for the Ethical Treatment of Animals, Inc. (“PETA”). The lawsuit asserts claims under the Telephone Consumer Protection Act and alleges that PETA sent unsolicited text message advertisements promoting our products to the putative class members in violation of consumers’ privacy rights. The lawsuit further alleges that PETA sent the text messages at the direction, and/or under the control, of Beyond Meat. The plaintiff seeks injunctive relief and damages on behalf of herself and the putative class members. We believe the claims are without merit and intend to vigorously defend all claims asserted.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock began trading on the Nasdaq Global Select Market under the symbol “BYND” on May 2, 2019. Prior to that date, there was no public trading market for our common stock.
Holders
As of March 18, 2020, there were 98 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends
The Company has not declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of its capital stock.
Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, or otherwise subject to the liabilities under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The following graph depicts the total cumulative stockholder return on our common stock from May 2, 2019, the first day of trading of our common stock on the Nasdaq Global Select Market, through December 31, 2019, relative to the performance of the NASDAQ Composite Index and the S&P Food and Beverage Select Index, a peer group that includes Beyond Meat. The graph assumes an initial investment of $100.00 at the close of trading on May 2, 2019 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.
Copyright 2020 Standard & Poor’s, a division of S&P Global, All rights reserved.
Use of Proceeds from IPO
On May 6, 2019, we completed our IPO pursuant to a Registration Statement filed on Form S-1 (File No. 333-228453) and declared effective by the SEC on May 1, 2019.

As previously reported, we received approximately $252.4 million of net proceeds from the IPO. The net proceeds were initially invested in short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our IPO as described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) on May 3, 2019. We used $14.7 million of our net proceeds from the IPO to invest in existing and additional manufacturing capacity, $46.6 million to expand our research and development and our sales and marketing capabilities, and $79.3 million for working capital and general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA.
The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and our audited financial statements and the related notes thereto included elsewhere in this report. Our historical results are not necessarily indicative of the results that may be expected in the future.

(in thousands, except share and per share data)	Year Ended December 31,
Statements of Operations Data:	2019	2018	2017	2016
Net revenues	$297,897	$87,934	$32,581	$16,182
Cost of goods sold	198,141	70,360	34,772	22,494
Gross profit (loss)	99,756	17,574	(2,191)	(6,312)
Research and development expenses	20,650	9,587	5,722	5,782
Selling, general and administrative expenses	74,726	34,461	17,143	12,672
Restructuring expenses(1)	4,869	1,515	3,509	—
Total operating expenses	100,245	45,563	26,374	18,454
Loss from operations	(489)	(27,989)	(28,565)	(24,766)
Other expense:
Interest expense	(3,071)	(1,128)	(1,002)	(380)
Remeasurement of warrant liability(2)	(12,503)	(1,120)	(385)	—
Other, net	3,629	352	(427)	—
Total other expense, net	(11,945)	(1,896)	(1,814)	(380)
Loss before taxes	(12,434)	(29,885)	(30,379)	(25,146)
Income tax expense	9	1	5	3
Net loss	$(12,443)	$(29,886)	$(30,384)	$(25,149)
Net loss per share available to common stockholders—basic and diluted(3)(4)	$(0.29)	$(4.75)	$(5.57)	$(5.51)
Weighted average common shares outstanding—basic and diluted(4)	42,274,777	6,287,172	5,457,629	4,566,757

(in thousands)	As of December 31,
Balance Sheet Data:	2019	2018	2017
Cash and cash equivalents (5)	$275,988	$54,271	$39,035
Working capital(6)	$355,897	$77,659	$39,819
Property, plant and equipment, net	$47,474	$30,527	$14,118
Total assets	$451,923	$133,749	$66,463
Total debt	$30,569	$30,388	$4,915
Stock warrant liability(2)	$—	$1,918	$550
Convertible preferred stock(7)	$—	$199,540	$148,194
Stockholders' equity (deficit)	$384,090	$(121,750)	$(95,913)
_________
(1) Restructuring expenses include expenses related to the impairment write-off of long-lived assets and legal and other expenses associated with a dispute with a co-manufacturer. See Note 3, Restructuring, to the Notes to Financial Statements, and Part I, Item 3, Litigation, included elsewhere in this report.
(2) Reflects remeasurement of warrant liability in connection with IPO in the year ended December 31, 2019. See Note 6, Debt—Stock Warrant Liability, to the Notes to Financial Statements included elsewhere in this report.

(3) See Note 11, Net Loss Per Share Available to Common Stockholders, to the Notes to Financial Statements included elsewhere in this report, for an explanation of the method used to calculate net loss per share available to common stockholders and the number of shares used in the computation of the per share amounts.
(4) For the years ended December 31, 2018 and 2017, all common stock and per share amounts have been adjusted retrospectively to reflect the 3-for-2 reverse stock split of our common stock on January 2, 2019. See Note 2, Summary of Significant Accounting Policies—Reverse Stock Split, to the Notes to Financial Statements included elsewhere in this report.
(5) Reflects net proceeds received by the Company of approximately $252.4 million in connection with the IPO and approximately $37.4 million in connection with the Secondary Offering in the year ended December 31, 2019. See Note 1, Introduction—Initial Public Offering and —Secondary Public Offering, to the Notes to Financial Statements included elsewhere in this report.
(6) Working capital is defined as total current assets minus total current liabilities.
(7) Reflects automatic conversion of convertible preferred stock into common stock upon closing of IPO. See Note 7, Stockholders’ Equity (Deficit) and Convertible Preferred Stock, to the Notes to Financial Statements included elsewhere in this report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors,” and “Note Regarding Forward-Looking Statements” included elsewhere in this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included elsewhere in this report, as well as the information presented under “Selected Financial Data.”
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
We sell a range of plant-based products across the three main meat platforms of beef, pork and poultry. They are offered in ready-to-cook formats (generally merchandised at retail in the meat case), which we refer to as our “fresh” platform, and ready-to-heat formats (merchandised at retail in the freezer), which we refer to as our “frozen” platform. As of December 31, 2019, our products were available in approximately 77,000 retail and restaurant and foodservice outlets in more than 65 countries, across mainstream grocery, mass merchandiser, club and convenience store, and natural retailer channels, direct to consumer, and various food-away-from-home channels, including restaurants, foodservice outlets and schools.
On May 6, 2019, we completed our IPO, in which we sold 11,068,750 shares of our common stock. The shares began trading on the Nasdaq Global Select Market on May 2, 2019. The shares were sold at a public offering price of $25.00 per share for net proceeds of approximately $252.4 million, after deducting underwriting discounts and commissions of $19.4 million and issuance costs of approximately $4.9 million payable by us. Upon the closing of the IPO, all outstanding shares of our convertible preferred stock automatically converted into 41,562,111 shares of common stock on a one-for-one basis, and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for 160,767 shares of common stock.
On August 5, 2019, we completed our Secondary Offering, in which we sold 250,000 shares. The shares were sold at a public offering price of $160.00 per share for net proceeds to the Company of approximately $37.4 million, after deducting underwriting discounts and commissions of $1.5 million and issuance costs of approximately $1.1 million payable by us. Total Secondary Offering costs paid in 2019 were approximately $2.2 million, of which approximately $1.1 million was capitalized to reflect the costs associated with the issuance of new shares and offset against proceeds from the Secondary Offering. We did not receive any proceeds from the sale of common stock by the selling stockholders in the Secondary Offering.
We continue to experience strong sales growth over prior periods. Net revenues increased to $297.9 million in 2019 from $87.9 million in 2018 and $32.6 million in 2017, representing a 202% compound annual growth rate. The Beyond Burger accounted for approximately 64%, 70% and 48% of our gross revenues in 2019, 2018 and 2017, respectively. We believe that sales of the Beyond Burger will continue to constitute a significant portion of our revenues, income and cash flow for the foreseeable future. We have generated losses from inception. Net loss in 2019, 2018, and 2017 was $12.4 million, $29.9 million, and $30.4 million, respectively, as we invested in innovation and growth of our business.
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
Components of Our Results of Operations and Trends and Other Factors Affecting Our Business
Net Revenues
We generate net revenues primarily from sales of our products to our customers across mainstream grocery, mass merchandiser, club and convenience store, and natural retailer channels, direct to consumer, and various food-away-from-home channels, including restaurants, foodservice outlets and schools, mainly in the United States.
We continue to experience strong sales growth over prior periods. The following factors and trends in our business have driven net revenue growth over prior periods and are expected to be key drivers of our net revenue growth for the foreseeable future:

•
increased penetration across our restaurant and foodservice channel, including increased desire by restaurant and foodservice establishments, including large FSR and/or global QSR customers, to add plant-based products to their menus and to highlight these offerings, and our retail channel, including mainstream grocery, mass merchandiser, club and convenience store, and natural retailer customers;

•
distribution expansion and increased velocity of our fresh product sales across our channels, by which we mean that the volume of our products sold per outlet has generally increased period-over-period due to greater adoption of and demand for our products;

•	increased international sales of our products across geographies, markets and channels as we continue to grow our numbers of international customers;

•
our continued innovation, including enhancing existing products and introducing new products across our plant-based beef, pork and poultry platforms that appeal to a broad range of consumers, including those who typically eat animal-based meat;

•
enhanced marketing efforts as we continue to build our brand and drive consumer adoption of our products, including scaling our GO BEYOND marketing campaign launched in February 2019, which seeks to mobilize our ambassadors to help raise brand awareness, define the category and remain its leader;

•	overall market trends, including growing consumer awareness and demand for nutritious, convenient and high protein plant-based foods; and

•	increased production levels as we scale production to meet demand for our products across our distribution channels both domestically and internationally.
In addition to the factors and trends above, we expect the following to positively impact net revenues going forward:

•
expansion of our own internal production facilities domestically and abroad to produce our woven proteins, blends of flavor systems and binding systems, and potentially convert our woven proteins into packaged products, while forming additional strategic relationships with co-manufacturers; and

•	localized production to increase the availability and speed with which we can get our products to customers internationally.
Net revenues from sales in our retail channel increased by 185.2% in 2019 to $144.8 million from $50.8 million in 2018, and by 99.2% in 2018 from $25.5 million in 2017. Net revenues from sales in our restaurant and foodservice channel increased by 312.0% in 2019 to $153.1 million from $37.1 million in 2018, and by 424.0% in 2018 from $7.1 million in 2017. We expect further growth in both channels as we increase our production capacity in response to demand, scale internationally, add new customers and increase sales velocities at existing customers.

We distribute our products internationally, using distributors in more than 65 countries worldwide as of December 31, 2019. In 2019, we commenced co-manufacturing in Canada and also expanded our partnership with one of our distributors to co-manufacture our innovative plant-based meats at a new co-manufacturing facility built by our distributor in the Netherlands, construction of which was completed in the first quarter of 2020.
Our international net revenues (which exclude revenues from Canada) are included in our retail and restaurant and foodservice channels and were approximately 16%, 8% and 1%, respectively, of our net revenues in 2019, 2018 and 2017. Substantially all of our long-lived assets are in the United States. Net revenues from sales to the Canadian market are included with net revenues from sales to the United States market. As the Company accelerates international expansion initiatives, net revenues from international sales are expected to continue to grow.
Over the next few years, the main driver of growth in our net revenues is expected to be sales of our fresh products, primarily the Beyond Burger, in both our retail channel and our restaurant and foodservice channel, including strategic and global customers both in the United States and Canada, and in other international locations.
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
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We anticipate needing to offer more trade and promotion discounting, primarily within the retail channel, to match competition pricing and promotions. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. We anticipate that these promotional activities could impact our net revenues and that changes in such activities could impact period-over-period results.
In addition, because we do not have any purchase commitments from our distributors or customers, the amount of net revenues we recognize will vary from period to period depending on the volume and the channels through which our products are sold, causing variability in our results.
We expect to face increasing competition across all channels, especially as additional plant-based protein product brands continue to enter the marketplace.
In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. The COVID-19 pandemic has continued to spread and has already caused severe global disruptions. The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. For example, the impact of COVID-19 on any of our suppliers, co-manufacturers, distributors or transportation or logistics providers may negatively affect the price and availability of our ingredients and/or packaging materials and impact our supply chain. Additionally, if we are forced to scale back hours of production or close our production facilities or our Manhattan Beach Project Innovation Center in response to the pandemic, we expect our business, financial condition and results of operations would be materially adversely affected. In addition, our growth strategy to expand our operations internationally may be impeded. We may also be impacted by decreased customer and consumer demand as a result of event cancellations and social distancing, government-imposed restrictions on public gatherings and businesses, shelter-in place orders and temporary restaurant, retail and grocery store closures. If the pandemic continues to evolve into a severe worldwide health crisis, the disease could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

Gross Profit (Loss)
Gross profit (loss) consists of our net revenues less cost of goods sold. Our cost of goods sold primarily consists of the cost of raw materials and ingredients for our products, direct labor and certain supply costs, co-manufacturing fees, in-bound and internal shipping and handling costs incurred in manufacturing our products, plant and equipment overhead, depreciation and amortization expense, as well as the cost of packaging our products. In order to keep pace with demand, we have had to very quickly scale production and we have not always been able to meet all demand for our products. As a result, we have had to quickly expand our sources of supply for our core protein inputs such as pea protein. Our growth has also significantly increased facility and warehouse utilization rates. We intend to continue to increase our production capabilities at our two in-house manufacturing facilities in Columbia, Missouri, while expanding our co-manufacturing capacity and exploring additional production facilities domestically and abroad. As a result, we expect our cost of goods sold in absolute dollars to increase to support our growth. However, we expect such expenses to decrease as a percentage of net revenues over time as we continue to scale our business.
Over the next several years, we continue to expect that gross profit improvements will be delivered primarily through improved volume leverage and throughput, greater internalization and geographic localization of our manufacturing footprint, materials and packaging input cost reductions, tolling fee efficiencies, and improved supply chain logistics and distribution costs. We intend to pass some of these cost savings on to the consumer as we pursue our goal to achieve price parity with animal protein in at least one of our product categories by 2024.
Gross margin improved by 1,350 basis points to 33.5% in 2019 from 20.0% in 2018 and by 26.7 basis points in 2018 from (6.7)% in 2017. Gross margin benefited from an increase in the amount of products sold, improved production efficiencies and from a greater proportion of revenues from products in our fresh platform which have a higher net selling price per pound. We are also working to improve gross margin through ingredient cost savings achieved through scale of purchasing and through expanding our co-manufacturing network and negotiating lower tolling fees. However, in the near term, margin improvements may be impacted by our focus on growing our customer base, expanding into new geographies and markets, enhancing our production infrastructure, improving our innovation capabilities, enhancing our product offerings and increasing consumer engagement.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, and share-based compensation, scale-up expenses, and depreciation and amortization expense on research and development assets. Our research and development efforts are focused on enhancements to our product formulations and production processes in addition to the development of new products. We expect to continue to invest substantial amounts in research and development, as evidenced in the build-out of our state-of-the-art Manhattan Beach Project Innovation Center in 2018. Research and development and innovation are core elements of our business strategy, as we believe they represent a critical competitive advantage for us. We believe that we need to continue to rapidly innovate in order to be able to continue to capture a larger market share of consumers who typically eat animal-based meats. We expect these expenses to increase in absolute dollars, but to decrease as a percentage of net revenues as we continue to scale production.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses consist primarily of selling, marketing and administrative expenses, including personnel and related expenses, share-based compensation, outbound shipping and handling costs, non-manufacturing rent expense, depreciation and amortization expense on non-manufacturing assets and other non-production operating expenses. Marketing and selling expenses include share-based compensation awards to brand ambassadors, advertising costs, costs associated with consumer promotions, product samples and sales aids incurred to acquire new customers, retain existing customers and build our brand awareness. Administrative expenses include the expenses related to management, accounting, legal, IT, and other office functions. We expect SG&A expenses in absolute dollars to increase as we increase our domestic and international expansion efforts to meet our product demand and incur costs related to our status as a public company.
Our selling and marketing expenses are expected to significantly increase, both through a greater focus on marketing and through additions to our sales and marketing organizations domestically and abroad. We expect to continue to significantly expand our marketing efforts to achieve greater brand awareness, accelerate our international expansion initiatives, attract new customers, drive consumer adoption of our products, and increase market penetration, including through the expansion of our GO BEYOND ambassador program, as well as the creation of an advisory board of leading experts in health and medicine to ensure that we have access to the latest thinking on peer-reviewed research on health, nutrition and ingredients.
We have historically had a very small sales force, with only nine full-time sales employees as of December 31, 2017 growing to 33 full-time sales employees as of December 31, 2019. As we continue to grow, including internationally, we expect to expand our sales force to address additional opportunities, which would substantially increase our selling expense. Our administrative expenses are expected to increase as a public company with increased personnel cost in accounting, legal, IT and compliance-related functions.
Restructuring Expenses
In May 2017, management approved a plan to terminate an exclusive supply agreement with one of our co-manufacturers. For a discussion of these expenses, see Note 3, Restructuring, to the Notes to Financial Statements, and Part I, Item 3, Legal Proceedings, included elsewhere in this report.
Seasonality
Generally, we expect to experience greater demand for certain of our products during the summer grilling season. In each of 2019, 2018 and 2017, we experienced strong net revenue growth compared to the previous year, which masked this seasonal impact. As our business continues to grow, we expect to see additional seasonality effects, especially within our retail channel, with revenue contribution from this channel tending to be greater in the second and third quarters of the year.
Results of Operations
The following table sets forth selected items in our statements of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net revenues	$297,897	$87,934	$32,581
Cost of goods sold	198,141	70,360	34,772
Gross profit (loss)	99,756	17,574	(2,191)
Research and development expenses	20,650	9,587	5,722
Selling, general and administrative expenses	74,726	34,461	17,143
Restructuring expenses	4,869	1,515	3,509
Total operating expenses	100,245	45,563	26,374
Loss from operations	$(489)	$(27,989)	$(28,565)

The following table presents selected items in our statements of operations as a percentage of net revenues for the respective periods presented:

	Year Ended December 31,
	2019	2018	2017
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	66.5	80.0	106.7
Gross profit (loss)	33.5	20.0	(6.7)
Research and development expenses	6.9	10.9	17.6
Selling, general and administrative expenses	25.1	39.2	52.6
Restructuring expenses	1.6	1.7	10.8
Total operating expenses	33.6	51.8	81.0
Loss from operations	(0.2)%	(31.8)%	(87.7)%

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net Revenues

	Year Ended December 31,		Change
(in thousands)	2019	2018	Amount	%
Net revenues:
Gross Fresh Platform	$306,585	$81,686	$224,899	275.3%
Gross Frozen Platform	17,772	15,896	1,876	11.8%
Less: Discounts	(26,460)	(9,648)	(16,812)	174.3%
Net revenues	$297,897	$87,934	$209,963	238.8%

	Year Ended December 31,		Change
(in thousands)	2019	2018	Amount	%
Net revenues:
Retail	$144,809	$50,779	$94,030	185.2%
Restaurant and Foodservice	153,088	37,155	115,933	312.0%
Net revenues	$297,897	$87,934	$209,963	238.8%
Net revenues increased by $210.0 million, or 238.8%, in 2019, as compared to the prior year primarily due to strong growth in sales volumes of products in our fresh platform across both our retail and our restaurant and foodservice channels, driven by expansion in the number of retail and restaurant and foodservice outlets, including new strategic customers, new international customers, higher sales velocities from our existing customers and contribution from new products introduced in 2019. Net revenues from international customers (excluding the Canadian market) are included in our retail and restaurant and foodservice channels and were approximately 16% of net revenues in 2019, as compared to approximately 8% of net revenues in the prior year.
Gross revenues from sales of products in our fresh platform in 2019 increased $224.9 million, or 275.3%, as compared to the prior year primarily due to increases in sales of all of our fresh platform products. Gross revenues from sales of products in our frozen platform in 2019 increased primarily from sales of Beyond Beef Crumbles, partially offset by the decline in sales of our frozen chicken strip product line which was discontinued in the first quarter of 2019. In 2019, gross revenues from the Beyond Burger, all Beyond Sausage flavors, Beyond Beef and Beyond Beef Crumbles were approximately 64%, 23%, 8% and 5%, respectively, compared to approximately 70%,12%, 0% and 9%, respectively, in 2018.

Net revenues from sales through our retail channel in 2019 increased $94.0 million, or 185.2%, primarily due to expansion in the number of retail outlets, increased sales of the Beyond Burger and Beyond Sausage, as well as the introduction of Beyond Beef. Net revenues from sales through our restaurant and foodservice channel in 2019 increased $115.9 million, or 312.0%, primarily due to expansion in the number of restaurant and foodservice outlets, including new strategic customers and international customers, increases in sales of the Beyond Burger, as well as due to increased sales of Beyond Sausage and the introduction of Beyond Beef.
The following tables present volume of our products sold in pounds:

	Year Ended December 31,		Change
(in thousands)	2019	2018	Amount	%
Retail:
Fresh Platform	22,350	6,025	16,325	271.0%
Frozen Platform	1,813	2,687	(874)	(32.5)
Total	24,163	8,712	15,451	177.4%

	Year Ended December 31,		Change
(in thousands)	2019	2018	Amount	%
Restaurant and Foodservice:
Fresh Platform	25,475	5,801	19,674	339.1%
Frozen Platform	1,734	729	1,005	137.9%
Total	27,209	6,530	20,679	316.7%
Cost of Goods Sold

	Year Ended December 31,		Change
(in thousands)	2019	2018	Amount	%
Cost of goods sold	$198,141	$70,360	$127,781	181.6%
Cost of goods sold increased by $127.8 million, or 181.6%, in 2019 as compared to the prior year, primarily due to the increase in the sales volume of our products. Cost of goods sold in 2019 and 2018 included $6.4 million and $0.8 million, respectively, in write off of excess and obsolete inventories.
Gross Profit and Gross Margin

	Year Ended December 31,		Change
(in thousands)	2019	2018	Amount	%
Gross profit	$99,756	$17,574	$82,182	467.6%
Gross margin	33.5%	20.0%	N/A	N/A
Gross profit in 2019 was $99.8 million, or 33.5% of net revenues, as compared to gross profit of $17.6 million, or 20% of net revenues, in the prior year, an improvement of $82.2 million. The improvement in gross profit and gross margin was primarily due to an increase in the volume of products sold, with resulting operating leverage, and improved production efficiencies. The greater proportion of product revenues from our fresh platform also contributed to the improvement in gross margin, due to a higher net selling price per pound of products in our fresh versus frozen platform. The increase in gross margin was partially offset by temporary disruptions related to capacity expansion projects at two co-manufacturing partners’ plants in the fourth quarter of 2019. As disclosed in Note 2, Summary of Significant Accounting Policies—Shipping and Handling Costs, in the Notes to Financial Statements included elsewhere in this report, we include outbound shipping and handling costs within SG&A expenses. As a result, our gross profit and gross margin may not be comparable to other entities that present all shipping and handling costs as a component of cost of goods sold.

Research and Development Expenses

	Year Ended December 31,		Change
(in thousands)	2019	2018	Amount	%
Research and development expenses	$20,650	$9,587	$11,063	115.4%
Research and development expenses increased $11.1 million, or 115.4%, in 2019, as compared to the prior year. Research and development expenses increased primarily due to higher headcount, higher scale-up expenses and higher depreciation and amortization expense compared to the prior year.
SG&A Expenses

	Year Ended December 31,		Change
(in thousands)	2019	2018	Amount	%
Selling, general and administrative expenses	$74,726	$34,461	$40,265	116.8%
SG&A expenses increased by $40.3 million, or 116.8%, in 2019, as compared to the prior year. The increase was primarily due to $12.4 million in higher salaries, bonuses and related expenses due to higher headcount, $10.4 million in higher share-based compensation expense, including $3.2 million relating to equity awards made to brand ambassadors, $4.8 million in higher outbound shipping and handling expenses, $3.1 million in higher broker and distributor commissions, $2.4 million in higher legal expenses primarily due to the Secondary Offering and costs associated with being a public company, $1.9 million in higher insurance costs, and continued investment in marketing capabilities.
Restructuring Expenses
As a result of the termination in May 2017 of an exclusive supply agreement with one of our co- manufacturers due to non-performance under the agreement, we recorded restructuring expenses of $4.9 million and $1.5 million in 2019 and 2018, respectively, primarily related to legal and other expenses associated with the dispute. As of December 31, 2019 and 2018, there were $1.1 million and $0, respectively, in accrued unpaid liabilities associated with this contract termination representing legal fees. We continue to incur legal fees in connection with our ongoing efforts to resolve this dispute. See Note 3, Restructuring, to the Notes to Financial Statements, and Part I, Item 3, Legal Proceedings, included elsewhere in this report.
Total Other Expense, Net
Total other expense, net primarily includes interest expense on the Company’s debt balances and expense associated with the remeasurement of our preferred stock warrant liability and common stock warrant liability, partially offset by interest income. On May 6, 2019, in connection with the IPO, our then outstanding warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for common stock. We remeasured and reclassified the common stock warrant liability to additional-paid-in-capital in connection with the IPO and recorded $12.5 million in expense associated with the remeasurement of warrant liability in 2019. Interest income in 2019 increased due to interest income from invested proceeds from the IPO and Secondary Offering.
Subsequent to the closing of the IPO, all outstanding warrants to purchase shares of common stock were cashless exercised. No warrants were outstanding as of December 31, 2019.
Other, net was $3.6 million in 2019 as compared to $0.4 million in 2018 primarily due to increased interest income resulting from investment of proceeds from the IPO and Secondary Offering.
Loss from Operations
Loss from operations in 2019 was $0.5 million compared to loss from operations of $28.0 million in the prior year. This improvement was driven entirely by the year-over-year increase in gross profit, partially offset by higher operating expenses to support our expanded manufacturing and supply chain operations, higher share-based compensation expense, higher administrative costs associated with being a public company, higher restructuring expenses, and continued investment in innovation and marketing capabilities.

Income Tax Expense
For 2019 and 2018, we recorded income tax expense of $9,000 and $1,000, respectively. These amounts primarily consist of income taxes for state jurisdictions which have minimum tax requirements. No tax benefit was provided for losses incurred because those losses were offset by a full valuation allowance.
Net Loss
Net loss was $12.4 million in 2019 compared to a net loss of $29.9 million in the prior year. The decrease in net loss was primarily the result of the higher gross profit in 2019 and interest income, partially offset by higher operating expenses, higher share-based compensation expense, expenses associated with the remeasurement of our preferred stock warrant liability and common stock warrant liability in connection with the IPO, and higher interest expense.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net Revenues

	Year Ended December 31,		Change
(in thousands)	2018	2017	Amount	Percentage
Net revenues:
Gross Fresh Platform	$81,686	$18,109	$63,577	351.1%
Gross Frozen Platform	15,896	19,588	(3,692)	(18.8)%
Less: Discounts	(9,648)	(5,116)	(4,532)	88.6%
Net revenues	$87,934	$32,581	$55,353	169.9%

	Year Ended December 31,		Change
(in thousands)	2018	2017	Amount	Percentage
Net revenues:
Retail	$50,779	$25,490	$25,289	99.2%
Restaurant and Foodservice	37,155	7,091	30,064	424.0%
Net revenues	$87,934	$32,581	$55,353	169.9%
Net revenues increased by $55.4 million, or 169.9%, in 2018 as compared to 2017 primarily due to strong growth in sales volumes of products in our fresh platform across both our retail and our restaurant and foodservice channels, partially offset by a decrease in net revenues from the frozen platform.
Gross revenues from sales of products in our fresh platform increased $63.6 million, or 351.1%, primarily due to increases in sales of the Beyond Burger and Beyond Sausage. Net revenues from retail sales increased $25.3 million, or 99.2%, primarily due to increase in sales of the Beyond Burger. Net revenues from sales through our restaurant and foodservice channel increased $30.1 million, or 424.0%, primarily due to increased sales of the Beyond Burger, which was being served in approximately 11,000 restaurant and foodservice outlets at the end of 2018, and due to increased sales of Beyond Sausage in 2018.
The following tables present volume of our products sold in pounds:

	Year Ended December 31,		Change
(in thousands)	2018	2017	Amount	Percentage
Retail:
Fresh Platform	6,025	1,837	4,188	228.0%
Frozen Platform	2,687	3,123	(436)	(14.0)%
Total	8,712	4,960	3,752	75.6%

	Year Ended December 31,		Change
(in thousands)	2018	2017	Amount	Percentage
Restaurant and Foodservice:
Fresh Platform	5,801	637	5,164	810.7%
Frozen Platform	729	754	(25)	(3.3)%
Total	6,530	1,391	5,139	369.4%
Cost of Goods Sold

	Year Ended December 31,		Change
(in thousands)	2018	2017	Amount	Percentage
Cost of goods sold	$70,360	$34,772	$35,588	102.3%
Cost of goods sold increased by $35.6 million, or 102.3%, in 2018 as compared to the prior year, primarily due to the increase in the sales volume of our products and from a 103% increase in manufacturing-related headcount to handle increased demand for our products. Cost of goods sold in 2017 includes $2.4 million in write-off of unrecoverable inventory related to the termination of an exclusive agreement with our co-manufacturer at the time. See Note 3, Restructuring, to the Notes to Financial Statements, and Part I, Item 3, Legal Proceedings, included elsewhere in this report.
Gross Profit (Loss) and Gross Margin

	Year Ended December 31,		Change
(in thousands)	2018	2017	Amount	Percentage
Gross profit (loss)	$17,574	$(2,191)	$19,765	N/A
Gross margin	20.0%	(6.7)%	N/A	N/A
Gross profit in 2018 was $17.6 million compared to gross loss of $2.2 million in 2017, an improvement of $19.8 million. The improvement in gross profit and gross margin was primarily due to an increase in the amount of products sold, resulting in the ability to leverage our fixed costs across a greater amount of revenue. The greater proportion of product revenues from our fresh platform also contributed to the improvement in margin, due to a higher net selling price per pound of products in our fresh versus frozen platform. As disclosed in Note 2, Summary of Significant Accounting Policies—Shipping and Handling Costs, in the Notes to Financial Statements included elsewhere in this report, we include outbound shipping and handling costs within selling, general and administrative expense. As a result, our gross profit and gross margin may not be comparable to other entities that present all shipping and handling costs as a component of cost of goods sold.
Research and Development Expenses

	Year Ended December 31,		Change
(in thousands)	2018	2017	Amount	Percentage
Research and development expenses	$9,587	$5,722	$3,865	67.5%
Research and development expenses increased $3.9 million, or 67.5%, in 2018 as compared to the prior year. Research and development expenses increased primarily due to higher scale-up expenses and depreciation and amortization expense.

SG&A Expenses

	Year Ended December 31,		Change
(in thousands)	2018	2017	Amount	Percentage
Selling, general and administrative expenses	$34,461	$17,143	$17,318	101.0%
SG&A expenses increased by $17.3 million, or 101.0%, in 2018 as compared to the prior year. The increase was primarily due to $6.8 million in higher salaries and related expenses due to a 224% increase in headcount, $2.7 million in higher outbound freight expenses, $1.9 million in higher supply chain expenses, $1.8 million in higher consulting and professional fees, $1.3 million in higher marketing services, $0.9 million in higher travel expenses, and $0.7 million in higher broker commissions in 2018 as compared to the prior year. SG&A expenses in 2017 include $1.2 million primarily related to disputed fees resulting from the co-manufacturer’s failure to meet agreed upon minimum production and expedited outbound freight expenses we incurred for alternative arrangements after we terminated the exclusive supply agreement with this co-manufacturer.
Restructuring Expenses
As a result of the termination in May 2017 of an exclusive supply agreement with one of our co- manufacturers due to non-performance under the agreement, we recorded restructuring expenses of $3.5 million in 2017, of which $2.3 million were related to the impairment write-off of long-lived assets, comprised of certain unrecoverable equipment located at the co-manufacturer’s site and company-paid leasehold improvements to the co-manufacturer’s facility pursuant to the agreement, and $1.2 million primarily related to legal and other expenses associated with the dispute. See Note 9, Commitments and Contingencies—Litigation, to the Notes to Financial Statements included elsewhere in this report. In addition, we recorded $2.4 million in write-off of unrecoverable inventory held at the co-manufacturer’s site, which is included in cost of goods sold, and $1.2 million primarily related to disputed fees for not meeting the agreed upon minimum production and expedited outbound freight expenses, which are included in selling, general and administrative expenses in our statement of operations for 2017. In 2018, we recorded $1.5 million in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. See Note 3, Restructuring, to the Notes to Financial Statements included elsewhere in this report. As of December 31, 2018 and 2017, there were no accrued unpaid liabilities associated with this contract termination, although we continue to incur legal fees in connection with our ongoing efforts to resolve this dispute. See Part I, Item 3, Legal Proceedings, included elsewhere in this report.
Income Tax Expense
For 2018 and 2017, we recorded income tax expense of $1,000 and $5,000, respectively. These amounts primarily consist of income taxes for state jurisdictions which have minimum tax requirements. No tax benefit was provided for losses incurred because those losses are offset by a full valuation allowance.

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
We use Adjusted EBITDA and Adjusted EBITDA as a % of net revenues because they are important measures upon which our management assesses our operating performance. We use Adjusted EBITDA and Adjusted EBITDA as a % of net revenues as key performance measures because we believe these measures facilitate operating performance comparison from period-to-period by excluding potential differences primarily caused by the impact of restructuring, asset depreciation and amortization, non-cash share-based compensation and non-operational charges including the impact to cost of goods sold and SG&A expenses related to the termination of an exclusive co-manufacturing agreement, early extinguishment of convertible notes and remeasurement of warrant liability. Because Adjusted EBITDA and Adjusted EBITDA as a % of net revenues facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use these measures for our business planning purposes. In addition, we believe Adjusted EBITDA and Adjusted EBITDA as a % of net revenues are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of our operational performance.
There are a number of limitations related to the use of Adjusted EBITDA rather than net income (loss), which is the most directly comparable measure prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Some of these limitations are:

•
Adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated may have to be replaced in the future increasing our cash requirements;

•	Adjusted EBITDA does not reflect interest expense, or the cash required to service our debt, which reduces cash available to us;

•	Adjusted EBITDA does not reflect income tax payments that reduce cash available to us;

•	Adjusted EBITDA does not reflect restructuring expenses that reduce cash available to us;

•	Adjusted EBITDA does not reflect share-based compensation expense and therefore does not include all of our compensation costs;

•	Adjusted EBITDA does not reflect other income (expense) that may increase or decrease cash available to us; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
These non-GAAP financial measures should not be considered in isolation or as a substitute for financial information provided in accordance with GAAP. These non-GAAP financial measures may not be computed in the same manner as similarly titled measures used by other companies.

The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net loss, as reported (unaudited):

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net loss, as reported	$(12,443)	$(29,886)	$(30,384)
Income tax expense	9	1	5
Interest expense	3,071	1,128	1,002
Depreciation and amortization expense	8,106	4,921	3,181
Restructuring expenses(1)	4,869	1,515	3,509
Inventory losses from termination of exclusive supply agreement(2)	—	—	2,440
Costs of termination of exclusive supply agreement(3)	—	—	1,213
Share-based compensation expense	12,807	2,241	665
Remeasurement of warrant liability	12,503	1,120	385
Other, net(4)	(3,629)	(352)	427
Adjusted EBITDA	$25,293	$(19,312)	$(17,557)

Net loss as a % of net revenues	(4.2)%	(33.9)%	(92.9)%
Adjusted EBITDA as a % of net revenues	8.5%	(22.0)%	(53.9)%
_____________
(1) In connection with the termination of an exclusive supply agreement with a co-manufacturer in May 2017, we recorded restructuring expenses related to the impairment write-off of long-lived assets, primarily comprised of certain unrecoverable equipment located at the co-manufacturer’s site and company-paid leasehold improvements to the co-manufacturer’s facility, and legal and other expenses associated with the dispute with the co-manufacturer. Amounts recorded in 2019 and 2018 primarily comprised of legal and other expenses associated with this dispute. See Note 3, Restructuring, to the Notes to Financial Statements, and Part I, Item 3, Litigation, included elsewhere in this report.

(2)	Consists of additional charges related to inventory losses incurred as a result of termination of an exclusive supply agreement with a co-manufacturer and is recorded in cost of goods sold.

(3)	Consists of additional charges incurred as a result of termination of an exclusive supply agreement with a co-manufacturer and is recorded in selling, general and administrative expenses.

(4)	In 2017, includes expenses associated with the conversion of our convertible notes.

Liquidity and Capital Resources
Our primary cash needs are for operating expenses, working capital and capital expenditures to support the growth in our business. Prior to our IPO, we financed our operations through private sales of equity securities and through sales of our products. Since our inception and through our IPO, we raised a total of $199.5 million from the sale of convertible preferred stock, including through sales of convertible notes which were converted into preferred stock, net of costs associated with such financings. In connection with our IPO, we sold an aggregate of 11,068,750 shares of our common stock at a public offering price of $25.00 per share and received approximately $252.4 million in net proceeds.
In connection with the Secondary Offering we sold 250,000 shares of our common stock. The shares were sold at a public offering price of $160.00 per share and we received net proceeds of approximately $37.4 million. We did not receive any proceeds from the sale of common stock by the selling stockholders in the Secondary Offering. We have also entered into the credit facilities described below with Silicon Valley Bank (“SVB”).
As of December 31, 2019, we had $276.0 million in cash and cash equivalents. We believe that our cash and cash equivalents, cash flow from operating activities and available borrowings under our credit facilities will be sufficient to fund our working capital and meet our anticipated capital requirements for the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; the expenses associated with our marketing initiatives; our investment in manufacturing to expand our manufacturing and production capacity; the costs required to fund domestic and international growth; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us, including the costs associated with our current litigation with a former co-manufacturer and the securities case recently brought against us; the expenses needed to attract and retain skilled personnel; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; the impact of the COVID-19 pandemic; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
Amended and Restated Loan and Security Agreement
In June 2018, we refinanced our then existing revolving credit facility and term loan facility under a loan and security agreement with SVB (the “Amended LSA”). The Amended LSA includes a $6.0 million revolving credit facility (the “2018 Revolving Credit Facility”) and a term loan facility (the “2018 Term Loan Facility”) comprised of (i) a $10.0 million term loan advance at closing, (ii) a conditional $5.0 million term loan advance, if no event of default has occurred and is continuing through the borrowing date, and (iii) an additional conditional term loan advance of $5.0 million if no event of default has occurred and is continuing based upon a minimum level of gross profit for the trailing 12-month period. The 2018 Term Loan Facility has a floating interest rate that is equal to 4.0% above the prime rate, with interest payable monthly and principal amortizing commencing on July 1, 2020, and will mature in June 2022. Borrowings under the 2018 Revolving Credit Facility carry a variable annual interest rate of prime rate plus 0.75% to 1.25% with an additional 5% on the outstanding balances in the event of a default. The 2018 Revolving Credit Facility matures in June 2020.
The 2018 Term Loan Facility and the 2018 Revolving Credit Facility (collectively, the “SVB Credit Facilities”) contain customary negative financial covenants that limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB Credit Facilities also contain customary affirmative financial covenants, including delivery of audited financial statements. We were in compliance with the financial covenants in the SVB Credit Facilities as of December 31, 2019.
The SVB Credit Facilities are secured by an interest in our assets including manufacturing equipment, inventory, contract rights or rights to payment of money, leases, license agreements, general intangibles, and cash.
In conjunction with the execution of the Amended LSA, we issued two common stock warrants one each to SVB and its affiliate to provide the ability to purchase an aggregate of 60,002 shares of our common stock at an exercise price of $3.00 per share. The common stock warrants were fully exercisable on the date of the grant and had a term of 10 years. We also paid a commitment fee of $30,000 to SVB in connection with the execution of the Amended LSA. Subsequent to the closing of the IPO, all outstanding warrants to purchase shares of common stock were cashless exercised and no warrants were outstanding as of December 31, 2019.
As of December 31, 2019 and 2018, we had $6.0 million and $20.0 million in borrowings on the 2018 Revolving Credit Facility and 2018 Term Loan Facility, respectively, and had no availability to borrow under either of these loan facilities. In 2019 and 2018, we incurred $2.2 million and $0.9 million, respectively, in interest expense related to the SVB Credit Facilities. The interest rates on the 2018 Revolving Credit Facility and the 2018 Term Loan Facility at December 31, 2019 were 5.5% and 8.75%, respectively.
Equipment Loan Facility
In September 2018, we entered into an Equipment Loan and Security Agreement with Structural Capital Investments II, LP (“Structural Capital”) and Ocean II PLO, LLC, as administrative and collateral agent, pursuant to which Structural Capital agreed to provide an equipment loan facility to us in the amount of $5.0 million for the purpose of purchasing equipment.

Subject to Structural Capital’s approval, we may request that they advance an additional $5.0 million or an aggregate of $10.0 million. The equipment loan facility matures on May 1, 2022, carries an interest rate of 6.25% plus the greater of 4.75% or the prime rate and is secured by the financed equipment. Principal repayments begin six months or 18 months after loan draw depending on us achieving certain financial milestones, and therefore, are paid over a period of 37 months or 25 months, respectively. As of June 30, 2019, we achieved all of the milestones and, therefore, monthly installment repayments of principal are expected to begin on December 31, 2020. We are also required to offer Structural Capital the right to purchase up to an aggregate of $1.0 million of our capital stock or any other equity interest in any transaction where we receive gross proceeds of at least $10.0 million. The equipment loan facility has a prepayment penalty of 2% during the first two years of the term and 1% thereafter. We must also pay a final payment fee of 13% of the facility commitment amount on the maturity date and such other date as the advances become due and such fee will increase by 1% if certain milestones are achieved.
We had $5.0 million in borrowings outstanding as of December 31, 2019 and 2018 under the equipment loan facility. The interest rate on the equipment loan facility at December 31, 2019 and 2018 was 11.0% and 11.5%, respectively. For 2019, 2018 and 2017, we recorded $0.6 million, $0.2 million and $0, respectively, in interest expense related to the equipment loan facility.
Cash Flows
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated.

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cash (used in) provided by:
Operating activities	$(46,995)	$(37,721)	$(25,273)
Investing activities	$(26,164)	$(23,242)	$(8,115)
Financing activities	$294,876	$76,199	$55,425
Net Cash Used in Operating Activities
For the year ended December 31, 2019, we incurred a net loss of $12.4 million. The primary reason for net cash used in operating activities of $47.0 million was the $68.2 million in net cash outflows from changes in our operating assets and liabilities, primarily due to increases in inventory to meet growth in anticipated sales and to accommodate longer lead times for international shipments and increases in accounts receivable, partially offset by an increase in accounts payable. Net loss for the year ended December 31, 2019, included $33.7 million in non-cash expenses primarily comprised of share-based compensation expense, change in warrant liability, and depreciation and amortization expense.
For the year ended December 31, 2018, we incurred a net loss of $29.9 million, which was the primary reason for net cash used in operating activities of $37.7 million. Net cash used in operating activities also included $16.3 million in net cash outflows from changes in our operating assets and liabilities, partially offset by $8.5 million in non-cash expenses primarily comprised of depreciation and amortization expense, share-based compensation expense and change in warrant liability.
For the year ended December 31, 2017, we incurred a net loss of $30.4 million, which was the primary reason for net cash used in operating activities of $25.3 million. Net cash used in operating activities also included $2.6 million in net cash outflows from changes in our operating assets and liabilities, fully offset by $5.4 million in non-cash expenses primarily comprised of depreciation and amortization expense, share-based compensation expense, convertible note-related expense and change in warrant liability. For the year ended December 31, 2017, net loss included a non-cash restructuring loss of $2.3 million on the write-off of fixed assets related to our termination of an exclusive supply agreement with a co-manufacturer.
Depreciation and amortization expense was $8.1 million, $4.9 million and $3.2 million, in 2019, 2018 and 2017, respectively. We anticipate our depreciation and amortization expense will increase in 2020 based on our existing fixed assets and anticipated capital expenditures as we further invest in R&D infrastructure and expand our production capabilities to meet increased demand for our products.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our growth and investment in property, plant and equipment.
For the year ended December 31, 2019, net cash used in investing activities was $26.2 million and consisted of $23.8 million in cash outflows for purchases of property, plant and equipment, primarily for manufacturing facility improvements and manufacturing equipment, $2.1 million in cash outflows related to property, plant and equipment purchased for sale to co-manufacturers which we expect will be sold by the end of 2020, and security deposits, partially offset by proceeds from sale of assets held for sale.
For the year ended December 31, 2018, net cash used in investing activities was $23.2 million and consisted of $22.2 million in cash outflows for purchases of property, plant and equipment, primarily for manufacturing facility improvements and manufacturing equipment, $1.0 million in cash outflows related to property, plant and equipment purchased for sale to co-manufacturers, and security deposits, partially offset by proceeds from sale of fixed assets.
For the year ended December 31, 2017, net cash used in investing activities was $8.1 million and primarily consisted of cash outflows for the purchases of property, plant and equipment, principally for the build-out and equipping of our Manhattan Beach Project Innovation Center.
Net Cash Provided by Financing Activities
For the year ended December 31, 2019, net cash provided by financing activities was $294.9 million primarily as a result of $254.9 million in net proceeds from our IPO, net of issuance costs, $37.4 million in net proceeds to us from the Secondary Offering, net of issuance costs, and $2.7 million in proceeds from stock option exercises, partially offset by $55,000 in payments of capital lease obligations.
For the year ended December 31, 2018, net cash provided by financing activities was $76.2 million primarily as a result of $51.3 million in proceeds from the issuance of our Series G and Series H preferred stock, net of issuance costs, $20.0 million in borrowings under our 2018 Term Loan Facility, $6.0 million in borrowings under our 2018 Revolving Credit Facility, $5.0 million in borrowings under an equipment loan facility, and $1.4 million in proceeds from stock option exercises, partially offset by cash outflows for repayment of a note with the Missouri Department of Economic Development, and borrowings under our 2016 Revolving Credit Facility and 2016 Term Loan Facility. The proceeds from the borrowings were used to finance our operations.
For the year ended December 31, 2017, financing activities provided $55.4 million in cash as a result of $43.3 million of proceeds from the issuance of our Series F and G preferred stock, net of issuance costs, $10.0 million in proceeds from the issuance of convertible notes that were eventually converted into Series G preferred stock, $2.5 million in revolving credit facility borrowings and $0.4 million in proceeds from stock option exercises, partially offset by payments towards our revolving credit facility borrowings and capital lease obligations. The proceeds from the borrowings were used to finance our operations.
As of December 31, 2019, we had borrowed the entire availability of $20.0 million under the 2018 Term Loan Facility and $6.0 million under the 2018 Revolving Credit Facility.
Contractual Obligations and Commitments
Effective March 16, 2020, we entered into an agreement to extend the lease for one of our facilities in Columbia, Missouri, for an additional term of two years ending in June 2022. The aggregate lease amount for the additional two-year term is $0.5 million, which is not included in the table below. See Note 12, Subsequent Events, of the Notes to Financial Statements included elsewhere herein.

The following table summarizes our significant contractual obligations as of December 31, 2019:

	Payments Due by Period
(in thousands)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
Rent obligations(1)	$13,868	$1,878	$3,630	$3,193	$5,167
Equipment lease obligations(2)	325	86	151	88	—
2018 Revolving Credit Facility(3)	6,164	6,164	—	—	—
2018 Term Loan Facility(4)	22,570	7,473	15,097	—	—
Equipment loan(5)	7,021	559	6,462	—	—
Purchase commitments(6)	44,102	22,684	21,418	—	—
Total	$94,050	$38,844	$46,758	$3,281	$5,167
___________________

(1)	Includes lease payments for our Manhattan Beach Project Innovation Center and corporate offices in El Segundo, California, and our manufacturing facilities in Columbia, Missouri.

(2)	Consists of payments under various capital leases for certain equipment.

(3)	Includes principal and interest accrued at a floating rate under the 2018 Revolving Credit Facility.

(4)	Includes principal and interest under the 2018 Term Loan Facility.

(5)	Includes principal and interest on an equipment loan.

(6)
Consists of commitments to purchase pea protein inventory. Excludes amounts under the multi-year sales agreement with Roquette Frères entered into subsequent to the year ended December 31, 2019. See Note 12, Subsequent Events, to the Notes to Financial Statements included elsewhere herein.

In  addition to the amounts shown in the table above, as of December 31, 2019, we had approximately $12.7 million in purchase order  commitments for capital expenditures primarily to purchase machinery and equipment. Payments for these purchases will be due within twelve months.

Segment Information
We have one operating segment and one reportable segment, as our CODM, who is our Chief Executive Officer, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.
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
We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain. Therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates and assumptions. See Note 2, Summary of Significant Accounting Policies, to the Notes to Financial Statements included elsewhere in this report for information about these critical accounting policies as well as a description of our other accounting policies.
Revenue Recognition
While our revenue recognition does not involve significant judgment, it represents an important accounting policy. Our revenues are generated through sales of our products to distributors or customers. Revenue is recognized at the point in which the performance obligation under the terms of a contract with the customer have been satisfied and control has transferred. The Company’s performance obligation is typically defined as the accepted purchase order, or the contract, with the customer which requires the Company to deliver the requested products at agreed upon prices at the time and location of the customer’s choice. The Company does not offer warranties or a right to return on the products it sells except in the instance of a product recall.
Revenue is measured as the amount of consideration the Company expects to receive in exchange for fulfilling the performance obligation. Sales and other taxes the Company collects concurrent with the sale of products are excluded from revenue. The Company's normal payment terms vary by the type and location of its customers and the products offered. The time between invoicing and when payment is due is not significant. None of the Company's customer contracts as of December 31, 2019 contains a significant financing component.
The Company routinely offers sales discounts and promotions through various programs to its customers and consumers. These programs include rebates, temporary on shelf price reductions, off invoice discounts, retailer advertisements, product coupons and other trade activities. Provision for discounts and incentives are recorded in the same period in which the related revenues are recognized. At the end of each accounting period, the Company recognizes a liability for estimated sales discounts that have been incurred but not paid. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.
The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. The incremental cost to obtain contracts was not material.
Share-Based Compensation
The 2018 Equity Incentive Plan (the “2018 Plan”) provides for the grant of incentive stock options, within the meaning of Section 422 of the Code, to our employees and the employees of our subsidiaries, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to our employees, directors, and consultants and the employees and consultants of any subsidiary.
Stock options. The administrator may grant incentive and/or non-statutory stock options under our 2018 Plan, provided that incentive stock options may only be granted to employees. The exercise price of such options must generally be equal to at least the fair market value of our common stock on the date of grant. The term of an option may not exceed 10 years, subject to certain exceptions.
Stock appreciation rights. Stock appreciation rights may be granted under our 2018 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of our common stock between the date of grant and the exercise date.
Restricted stock. Restricted stock may be granted under our 2018 Plan. Restricted stock awards are grants of shares of our common stock that are subject to various restrictions, including restrictions on transferability and forfeiture provisions. Shares of restricted stock will vest and the restrictions on such shares will lapse, in accordance with terms and conditions established by the administrator.
Restricted stock units. Restricted stock units may be granted under our 2018 Plan, and may include the right to dividend equivalents, as determined in the discretion of the administrator. Each restricted stock unit granted is a bookkeeping entry representing an amount equal to the fair market value of one share of our common stock. Vesting criteria may include achievement of specified performance criteria and/or continued service, and the form and timing of payment.

Performance units/performance shares. Performance units and performance shares may be granted under our 2018 Plan. Performance units and performance shares are awards that will result in a payment to a participant if performance goals established by the administrator are achieved and any other applicable vesting provisions are satisfied.
We account for all shared-based compensation awards using a fair-value method. Options are recorded at their estimated fair value using the Black-Scholes option pricing model. We recognize the fair value of each award as an expense over the requisite service period, generally the vesting period of the equity grant.
Determining the fair value of share-based awards at the grant date requires significant judgment. The determination of the grant date fair value of stock options using the Black-Scholes option-pricing model is affected by our estimated common stock fair value as well as other highly subjective assumptions including, the expected term of the awards, our expected volatility over the expected term of the awards, expected dividend yield, risk-free interest rates. The assumptions used in our option-pricing model represent management’s best estimates. These assumptions and estimates are as follows:
Fair Value of Common Stock: We estimate the fair value of stock options using the Black-Scholes option pricing model. We use the value of our common stock to determine the fair value of restricted shares.
Expected Term: As we do not have sufficient historical experience for determining the expected term of the stock option awards granted, our expected term is based on the simplified method, generally calculated as the mid-point between the vesting date and the end of the contractual term.
Expected Volatility: As the Company has only been a public entity since May 2, 2019, there is not a substantive share price history to calculate volatility and, as such, we have elected to use an approximation based on the volatility of other comparable public companies, which compete directly with the Company, over the expected term of the options.
Expected Dividend Yield: We have never declared or paid any cash dividends and do not presently intend to pay cash dividends in the foreseeable future. As a result, we used an expected dividend yield of zero.
Risk-Free Interest Rates: We determine the average risk-free interest rate using the yield on actively traded U.S. Treasury notes with the same maturity as the expected term of the underlying options. If any assumptions used in the Black-Scholes option-pricing model change significantly, share-based compensation for future awards may differ materially compared with the awards granted previously.
The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our share-based compensation expense could be materially different.
Emerging Growth Company Status
We are an “emerging growth company” (“EGC”) as defined in the JOBS Act. As an EGC, the JOBS Act, allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We expect to lose our EGC status upon the filing of the Form 10-K for the year ending December 31, 2020, when we expect to qualify as a Large Accelerated Filer based upon the current market capitalization of the Company according to Rule 12b-2 of the Exchange Act. Therefore, we have elected to use the adoption dates applicable to public companies beginning in the first quarter of 2020. For as long as we continue to be an emerging growth company, we intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Recently Adopted Accounting Pronouncements
Please refer to Note 2, Summary of Significant Accounting Policies, to the Notes to Financial Statements included elsewhere in this report for a discussion of recently adopted accounting pronouncements and new accounting pronouncements that may impact us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
We are subject to interest rate risk in connection with our SVB Credit Facilities and our equipment loan facility. See “—Liquidity and Capital Resources—Credit Facilities” and “—Liquidity and Capital Resources—Equipment Loan Facility” above. Based on the average interest rate on our SVB Credit Facilities and equipment loan facility in 2019 and to the extent that borrowings were outstanding, we do not believe that a 1.0% change in the interest rate would have a material effect on our results of operations or financial condition.
Ingredient Risk
We are exposed to risk related to the price and availability of our ingredients because our profitability is dependent on, among other things, our ability to anticipate and react to raw material and food costs. Currently, the main ingredient in our products is pea protein, which we source from Canada, France and the United States. The prices of pea protein and other ingredients we use are subject to many factors beyond our control, such as the number and size of farms that grow yellow peas, the vagaries of these farming businesses, including poor harvests due to adverse weather conditions, natural disasters and pestilence, and changes in national and world economic conditions, including as a result of the COVID-19 pandemic. In addition, we purchase some ingredients and other materials offshore, and the price and availability of such ingredients and materials may be affected by political events or other conditions in these countries or tariffs or trade wars. As of December 31, 2019, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $2.8 million or a decrease of approximately $2.8 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials. In the first quarter of 2020, we entered into a multi-year sales agreement with Roquette for the supply of pea protein. See Note 12, Subsequent Events, to the Notes to Financial Statements included elsewhere in this report.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Beyond Meat, Inc.:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Beyond Meat, Inc. (the "Company") as of December 31, 2019 and 2018, the related statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Los Angeles, California
March 19, 2020

We have served as the Company's auditor since 2015.

BEYOND MEAT, INC.
Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$275,988	$54,271
Accounts receivable	40,080	12,626
Inventory	81,596	30,257
Prepaid expenses and other current assets	5,930	5,672
Total current assets	403,594	102,826
Property, plant, and equipment, net	47,474	30,527
Other non-current assets, net	855	396
Total assets	$451,923	$133,749
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$26,923	$17,247
Wages payable	1,768	1,255
Accrued bonus	4,129	2,312
Accrued expenses and other current liabilities	3,805	2,391
Short-term borrowings under revolving credit line and bank term loan	11,000	—
Short-term capital lease liabilities	72	44
Stock warrant liability	—	1,918
Total current liabilities	$47,697	$25,167
Long-term liabilities:
Revolving credit line	$—	$6,000
Long-term portion of bank term loan, net	14,637	19,388
Equipment loan, net	4,932	5,000
Capital lease obligations and other long-term liabilities	567	404
Total long-term liabilities	$20,136	$30,792
Commitments and Contingencies (Note 9)

	December 31,
	2019	2018
Convertible preferred stock:
Series A convertible preferred stock, par value $0.0001 per share—no shares and 3,333,500 shares authorized, issued and outstanding as of December 31, 2019 and 2018, respectively	$—	$2,000
Series B convertible preferred stock, par value $0.0001 per share—no shares and 4,802,260 shares authorized; no shares and 4,680,565 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	4,999
Series C convertible preferred stock, par value $0.0001 per share—no shares and 8,076,643 shares authorized; no shares and 8,076,636 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	14,882
Series D convertible preferred stock, par value $0.0001 per share—no shares and 8,713,207 shares authorized; no shares and 8,713,201 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	24,948
Series E convertible preferred stock, par value $0.0001 per share—no shares and 4,740,531 shares authorized; no shares and 4,701,449 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	17,214
Series F convertible preferred stock, par value $0.0001 per share—no shares and 4,866,776 shares authorized; no shares and 4,866,758 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	29,840
Series G convertible preferred stock, par value $0.0001 per share—no shares and 5,140,257 shares authorized; no shares and 5,114,786 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	55,658
Series H convertible preferred stock, par value $0.0001 per share—no shares and 4,209,693 shares authorized; no shares and 2,075,216 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	49,999
Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.0001 per share—500,000,000 shares and 58,669,600 shares authorized at December 31, 2019 and 2018, respectively; 61,576,494 and 6,951,350 shares issued and outstanding at December 31, 2019 and 2018, respectively	6	1
Additional paid-in capital	526,199	7,921
Accumulated deficit	(142,115)	(129,672)
Total stockholders’ equity (deficit)	$384,090	$(121,750)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$451,923	$133,749

The accompanying notes are an integral part of these financial statements.

BEYOND MEAT, INC.
Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Net revenues	$297,897	$87,934	$32,581
Cost of goods sold	198,141	70,360	34,772
Gross profit (loss)	99,756	17,574	(2,191)

Research and development expenses	20,650	9,587	5,722
Selling, general and administrative expenses	74,726	34,461	17,143
Restructuring expenses	4,869	1,515	3,509
Total operating expenses	100,245	45,563	26,374
Loss from operations	(489)	(27,989)	(28,565)

Other expense, net:
Interest expense	(3,071)	(1,128)	(1,002)
Remeasurement of warrant liability	(12,503)	(1,120)	(385)
Other, net	3,629	352	(427)
Total other expense, net	(11,945)	(1,896)	(1,814)

Loss before taxes	(12,434)	(29,885)	(30,379)
Income tax expense	9	1	5
Net loss	$(12,443)	$(29,886)	$(30,384)
Net loss per share available to common stockholders—basic and diluted	$(0.29)	$(4.75)	$(5.57)
Weighted average common shares outstanding—basic and diluted	42,274,777	6,287,172	5,457,629
The accompanying notes are an integral part of these financial statements.

BEYOND MEAT, INC.
Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Loans to Related Parties	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	34,355,941	$93,804	5,278,305	$1	$3,779	$(951)	$(69,402)	$(66,573)
Net loss	—	—	—	—	—	—	(30,384)	(30,384)
Exercise of common stock options	—	—	446,201	—	379	—	—	379
Share-based compensation	—	—	—	—	665	—	—	665
Conversion of convertible notes upon issuance of Series G preferred stock (inclusive of $1,123 adjustment upon conversion)	1,026,367	11,123	—	—	—	—	—	—
Issuance of Series F preferred stock, net of issuance costs of $21	16,168	79	—	—	—	—	—	—
Issuance of Series G preferred stock, net of issuance costs of $267	3,962,735	43,188	—	—	—	—	—	—
Balance at December 31, 2017	39,361,211	$148,194	5,724,506	$1	$4,823	$(951)	$(99,786)	$(95,913)
Net loss	—	—	—	—	—	—	(29,886)	(29,886)
Exercise of common stock options	—	—	1,139,962	—	1,369	—	—	1,369
Share-based compensation	—	—	—	—	2,241	—	—	2,241
Re-purchase of common stock	—	—	(48,909)	—	(514)	—	—	(514)
Grant of restricted stock	—	—	135,791	—	2	—	—	2
Payoff of promissory notes receivable for restricted stock purchase	—	—	—	—	—	951	—	951
Issuance of Series G Preferred Stock, net of issuance costs of $27	125,684	1,347	—	—	—	—	—	—
Issuance of Series H Preferred Stock, net of issuance costs of $284	2,075,216	49,999	—	—	—	—	—	—
Balance at December 31, 2018	41,562,111	$199,540	6,951,350	$1	$7,921	$—	$(129,672)	$(121,750)
Net loss	—	—	—	—	—	—	(12,443)	(12,443)
Issuance of common stock pursuant to the IPO, net of issuance costs of $4.9 million	—	—	11,068,750	1	252,452	—	—	252,453
Issuance of common stock upon conversion of convertible preferred stock	(41,562,111)	(199,540)	41,562,111	4	199,536	—	—	199,540
Issuance of common stock upon exercise of common stock warrants	—	—	214,875	—	—	—	—	—
Reclassification of warrant liability to additional paid-in capital upon closing of the initial public offering	—	—	—	—	14,421	—	—	14,421
Issuance of common stock pursuant to the Secondary Offering, net of issuance costs of $1.1 million	—	—	250,000	—	37,394	—	—	37,394
Exercise of common stock options	—	—	1,529,408	—	2,669	—	—	2,669
Share-based compensation for equity-classified awards	—	—	—	—	11,806	—	—	11,806
Balance at December 31, 2019	—	$—	61,576,494	$6	$526,199	$—	$(142,115)	$384,090
The accompanying notes are an integral part of these financial statements.

BEYOND MEAT, INC.
Statements of Cash Flows
(In thousands)
	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(12,443)	$(29,886)	$(30,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,106	4,921	3,181
Non-cash expenses related to convertible note	—	—	1,123
Share-based compensation expense	12,807	2,241	665
Loss on sale of fixed assets	93	76	—
Amortization of debt issuance costs	181	109	37
Change in preferred and common stock warrant liabilities	12,503	1,120	385
Restructuring loss on write-off of fixed assets	—	—	2,302

Net change in operating assets and liabilities:
Accounts receivable	(27,454)	(9,045)	(2,702)
Inventories	(51,339)	(22,113)	(1,959)
Prepaid expenses and other assets	(2,362)	325	(795)
Accounts payable	10,149	10,455	2,361
Accrued expenses and other current liabilities	2,743	3,798	464
Long-term liabilities	21	278	49
Net cash used in operating activities	$(46,995)	$(37,721)	$(25,273)

Cash flows used in investing activities:
Purchases of property, plant and equipment	$(23,795)	$(22,228)	$(7,908)
Proceeds from sale of fixed assets	—	67	—
Purchases of property, plant and equipment held for sale	(2,123)	(1,022)	—
Proceeds from sale of assets held for sale	299	—	—
Payment of security deposits	(545)	(59)	(207)
Net cash used in investing activities	$(26,164)	$(23,242)	$(8,115)

Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to the initial public offering, net of issuance costs	$254,868	$—	$—
Proceeds from issuance of common stock pursuant to the secondary public offering, net of issuance costs	37,394	—	—
Proceeds from Series H preferred stock offering, net of offering costs	—	49,999	—
Proceeds from Series G preferred stock offering, net of offering costs	—	1,347	43,188
Proceeds from Series F preferred stock offering, net of offering costs	—	—	79
Proceeds from convertible note issuance	—	—	10,000
(continued on next page)

BEYOND MEAT, INC.
Statements of Cash Flows
(In thousands)
	Year Ended December 31,
	2019	2018	2017
Proceeds from revolving credit line	—	6,000	2,500
Proceeds from term loan borrowing	—	20,000	—
Proceeds from equipment loan borrowing	—	5,000	—
Proceeds from payoff of notes receivable for restricted stock purchase	—	951	—
Repayments on revolving credit line	—	(2,500)	—
Repayment on term loan	—	(1,000)	(500)
Repayment of Missouri Note	—	(1,450)	—
Payments of capital lease obligations	(55)	(153)	(221)
Proceeds from exercise of stock options	2,669	1,369	379
Proceeds from restricted stock exercise	—	2	—
Payments of deferred offering costs	—	(2,415)	—
Debt issuance costs	—	(437)	—
Payment for repurchase of common stock	—	(514)	—
Net cash provided by financing activities	$294,876	$76,199	$55,425
Net increase in cash and cash equivalents	$221,717	$15,236	$22,037
Cash and cash equivalents at the beginning of the period	54,271	39,035	16,998
Cash and cash equivalents at the end of the period	$275,988	$54,271	$39,035

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,019	$924	$269
Taxes	$9	$4	$3
Non-cash investing and financing activities:
Capital lease obligations for the purchase of property, plant and equipment	$225	$85	$35
Issuance of convertible preferred stock warrants in connection with debt	$—	$248	$—
Non-cash additions to property, plant and equipment	$1,418	$1,146	$1,376
Offering costs, accrued not yet paid	$—	$745	$—
Reclassification of warrant liability to additional paid-in capital in connection with the initial public offering	$14,421	$—	$—
Conversion of convertible preferred stock to common stock upon initial public offering	$199,540	$—	$—
(concluded)
The accompanying notes are an integral part of these financial statements.

BEYOND MEAT, INC.
Notes to Financial Statements
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
The Company’s primary production facilities are located in Columbia, Missouri, and research and development and administrative offices are located in El Segundo, California. In addition to its own production facilities, the Company uses co-manufacturers in various locations in the United States, and, in 2019, the Company commenced co-manufacturing in Canada and also expanded its partnership with one of its distributors to co-manufacture the Company’s products at a new manufacturing facility built by this distributor in the Netherlands, construction of which was completed in the first quarter of 2020.
The Company sells to a variety of customers in the retail and foodservice channels throughout the United States and internationally primarily through distributors who purchase, store, sell, and deliver the Company’s products. In addition, the Company sells directly to customers in the retail and restaurant and foodservice channels who handle their own distribution. Substantially all of the Company’s long-lived assets are located in the United States.
On September 7, 2018, the Company changed its name from Savage River, Inc. to Beyond Meat, Inc. Subsequent to the year ended December 31, 2019, on January 14, 2020, the Company registered its new subsidiary, Beyond Meat EU B.V., in the Netherlands.
Initial Public Offering
On May 6, 2019, the Company completed its initial public offering (“IPO”) of common stock in which it sold 11,068,750 shares. The shares began trading on the Nasdaq Global Select Market on May 2, 2019. The shares were sold at a public offering price of $25.00 per share for net proceeds of approximately $252.4 million, after deducting underwriting discounts and commissions of $19.4 million and issuance costs of approximately $4.9 million payable by the Company. Upon the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 41,562,111 shares of common stock on a one-for-one basis, and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for a total of 160,767 shares of common stock.
Secondary Public Offering
On August 5, 2019, the Company completed a secondary public offering of common stock in which it sold 250,000 shares and the selling stockholders sold 3,487,500 shares. The shares were sold at a public offering price of $160.00 per share for net proceeds to the Company of approximately $37.4 million, after deducting underwriting discounts and commissions of $1.5 million and issuance costs of approximately $1.1 million payable by the Company. Total Secondary Offering issuance costs paid in 2019 were approximately $2.2 million, of which approximately $1.1 million was capitalized to reflect the costs associated with the issuance of new shares and offset against proceeds from the Secondary Offering. The Company did not receive any proceeds from the sale of common stock by the selling stockholders.

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
Fiscal Year
The Company operates on a fiscal calendar year, and each interim quarter is comprised of one 5-week period and two 4-week periods, with each week ending on a Saturday. The Company’s fiscal year always begins on January 1 and ends on December 31. As a result, the Company’s first and fourth fiscal quarters may have more or fewer days included than a traditional 91-day fiscal quarter.
Segment Information
The Company has one operating segment and one reportable segment, as the Company’s chief operating decision maker, who is the Company’s Chief Executive Officer, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.
Management’s Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company include trade promotion accruals; useful lives of property, plant and equipment; valuation of deferred tax assets; valuation of inventory; and the valuation of the fair value of common stock and preferred stock used to determine stock compensation expense and in the remeasurement of warrants and liabilities. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates and such differences may be material to the financial statements.
Reverse Stock Split
On January 2, 2019, the Company effected a 3-to-2 reverse stock split of its outstanding common stock and convertible preferred stock, including outstanding stock options and common and convertible preferred stock warrants. The reverse stock split did not result in an adjustment to par value. All references in the accompanying financial statements and related notes to the number of shares of common stock, convertible preferred stock, warrants and options to purchase common stock and per share data reflect the effect of the reverse stock split.
Cash and Cash Equivalents
The Company maintains cash balances at two financial institutions in the United States. The cash balances may, at times, exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation or FDIC up to $250,000. The Company considers all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts. Prior to 2018, the Company did not hold any cash equivalents.
Accounts Receivable
The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any anticipated losses on the accounts

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

receivable balances and recorded in allowance for doubtful accounts. Allowance for doubtful accounts is calculated based on the Company’s history of write-offs, level of past due accounts, and relationships with and economic status of the Company’s distributors or customers. The Company had no allowance for doubtful accounts as of December 31, 2019 or 2018.
Inventories and Cost of Goods Sold
Inventories are recorded at lower of cost or net realizable value. The Company accounts for inventory using the weighted average cost method. In addition to product cost, inventory costs include expenditures such as direct labor and certain supply and overhead expenses including in-bound shipping and handling costs incurred in bringing the inventory to its existing condition and location. Inventories are comprised primarily of raw materials, direct labor, and overhead costs. Weighted average cost method is used to absorb raw materials, direct labor, and overhead into inventory. The Company reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical demand, and the age of the inventory, among other factors.
Property, Plant and Equipment
Property, plant and equipment are carried at cost less accumulated depreciation and are depreciated using the straight-line method over the following estimated useful lives:

Leasehold improvements	Shorter of lease term or estimated useful life
Furniture and fixtures	3 years
Manufacturing equipment	5 to 10 years
Research and development equipment	5 to 10 years
Software and computer equipment	3 years
Vehicles	5 years

Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining lease term. When assets are sold or retired, the asset and related accumulated depreciation are removed from the respective account balances and any gain or loss on disposal is included in loss from operations. Expenditures for repairs and maintenance are charged directly to expense when incurred. See Note 5.
Impairment of Long-Lived Assets
Long-lived assets, including property and equipment, are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. When events or circumstances indicate that impairment may be present, management evaluates the probability that future undiscounted net cash flows received will be less than the carrying amount of the asset. If projected future undiscounted cash flows are less than the carrying value of an asset, then such assets are written down to their fair values. Other than the write off of certain property, plant and equipment in connection with the restructuring efforts disclosed in Note 3, the Company concluded that no long-lived assets were impaired during the fiscal years ended December 31, 2019, 2018 and 2017.
Deferred Offering Costs
Offering costs, consisting primarily of legal, accounting, printing and filing services, and other direct fees and costs related to the IPO, were capitalized and offset against proceeds from the IPO. Total IPO issuance costs were $4.9 million, of which $2.4 million was incurred and paid as of December 31, 2018 and an additional $2.5 million was incurred and paid in 2019. Total Secondary Offering costs paid in 2019 were approximately $2.2 million, of which approximately $1.1 million was capitalized to reflect the costs associated with the issuance of new shares and offset against proceeds from the Secondary Offering.

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

The remainder of the Secondary Offering costs were associated with the expense of selling existing shares by the selling stockholders and were recorded in SG&A expenses in the statement of operations for 2019. There were no unpaid IPO issuance costs or Secondary Offering issuance costs in accounts payable or prepaid IPO issuance costs in prepaid expenses as of December 31, 2019.
Stock Warrant Liability
The Company accounted for freestanding warrants outstanding to purchase shares of its common stock or, prior to its IPO, its convertible preferred stock or common stock, as a liability, as the underlying shares of convertible preferred stock and common stock were contingently redeemable and, therefore, could have obligated the Company to transfer assets at some point in the future. The warrants were recorded at fair value upon issuance and were subject to remeasurement at each balance sheet date. Any change in fair value has been recognized in the statements of operations in Total other expense, net.
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
Income Taxes
The Company is subject to federal and state income taxes. The Company uses the asset and liability method of accounting for income taxes as set forth in the authoritative guidance for accounting for income taxes. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the respective carrying amounts and tax basis of assets and liabilities. A valuation allowance is established against the portion of deferred tax assets that the Company believes will not be realized on a more likely than not basis.
With respect to uncertain tax positions, the Company recognizes in its financial statements those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense. See Note 10.
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

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

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
The Company had no financial instruments measured at fair value on a recurring basis as of December 31, 2019, other than the liability classified share-settled obligation to one of the Company’s executive officers as discussed in Note 8 which represents a Level 1 financial instrument. Prior to the IPO, the stock warrant liability was measured at fair value using Level 3 inputs upon issuance and at each reporting date. Inputs used to determine the estimated fair value of the warrant liability as of the valuation date included expected term of the warrants, the risk-free interest rate, volatility, and the fair value of underlying shares.
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis based on the fair value hierarchy as of December 31, 2018:

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Preferred stock warrant liability	$—	$—	$1,441	$1,441
Common stock warrant liability	—	—	477	477
Total	$—	$—	$1,918	$1,918

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 for 2019, 2018 and 2017.
The key assumptions used in the Black-Scholes option-pricing model for the valuation of the preferred stock warrant liability upon re-measurement were as follows:

	For the Year Ended December 31,
	2018	2017
Expected term (in years)	2.0	3.0
Fair value of underlying shares	$19.02	$3.00
Volatility	55.0%	55.0%
Risk-free interest rate	2.48%	1.98%
Dividend yield	—	—

Generally, increases or decreases in the fair value of the underlying convertible preferred stock or common stock would result in a directionally similar impact in the fair value measurement of the associated warrant liability.
The following table sets forth a summary of the changes in the fair value of the preferred and common stock warrant liabilities:

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

	Year Ended December 31,
(in thousands)	2019	2018	2017
Beginning balance	$1,918	$550	$165
Fair value of warrants issued during the period	—	248	—
Change in fair value of warrant liability	12,503	1,120	385
Reclassification of warrant liability to additional paid-in capital in connection with the IPO	(14,421)	—	—
Ending balance	$—	$1,918	$550

The Company remeasured and reclassified the common stock warrant liability to additional paid-in-capital in connection with the IPO. The final re-measurement of the preferred stock warrant was based upon the publicly available stock price on the conversion date. Subsequent to the closing of the IPO, all outstanding warrants to purchase shares of common stock were cashless exercised and no warrants were outstanding as of December 31, 2019.
Leases
The Company leases certain equipment used for research and development and operations under both capital and operating lease agreements. An asset and a corresponding liability for the capital lease obligations are established for the cost of a capital lease. Capital lease assets are included in property, plant and equipment, net in the Company’s balance sheets. Operating lease costs are recognized as rent expense on a straight-line basis over the applicable lease terms. See Note 9.
Contingencies
The Company is subject to a range of claims, lawsuits, and administrative proceedings that arise in the ordinary course of business. The Company accrues a liability (which amount includes litigation costs expected to be incurred) and charges operations for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated, in accordance with the recognition criteria of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 450, Contingencies. Estimating liabilities and costs associated with these matters require significant judgment based upon the professional knowledge and experience of management and its legal counsel. See Note 9.
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which, along with subsequent ASUs, amends the existing accounting standards for revenue recognition (“Topic 606”). This guidance is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to receive when products are transferred to customers. ASU 2014-09 was effective for the Company beginning January 1, 2019. The majority of the Company’s contracts with customers generally consist of a single performance obligation to transfer promised goods. Based on the Company’s evaluation process and review of its contracts with customers, the timing and amount of revenue recognized based on ASU 2014-09 is consistent with the Company’s revenue recognition policy under previous guidance. The Company has therefore concluded that the adoption of ASU 2014-09 did not have a material impact on its financial position, results of operations, or cash flows.
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

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

Revenue is measured as the amount of consideration the Company expects to receive in exchange for fulfilling the performance obligation. Sales and other taxes the Company collects concurrent with the sale of products are excluded from revenue. The Company's normal payment terms vary by the type and location of its customers and the products offered. The time between invoicing and when payment is due is not significant. None of the Company's customer contracts as of December 31, 2019 contains a significant financing component.
The Company routinely offers sales discounts and promotions through various programs to its customers and consumers. These programs include rebates, temporary on shelf price reductions, off invoice discounts, retailer advertisements, product coupons and other trade activities. Provision for discounts and incentives are recorded in the same period in which the related revenues are recognized. At the end of each accounting period, the Company recognizes a liability for estimated sales discounts that have been incurred but not paid which totaled $1.6 million and $0.8 million as of December 31, 2019 and 2018, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.
The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. The incremental cost to obtain contracts was not material.
The Company’s net revenues by platform and channel are included in the tables below:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net revenues:
Gross Fresh Platform	$306,585	$81,686	$18,109
Gross Frozen Platform	17,772	15,896	19,588
Less: Discounts	(26,460)	(9,648)	(5,116)
Net revenues	$297,897	$87,934	$32,581

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net revenues:
Retail	$144,809	$50,779	$25,490
Restaurant and Foodservice	153,088	37,155	7,091
Net revenues	$297,897	$87,934	$32,581

Two distributors accounted for approximately 17% and 16%, respectively, of the Company’s gross revenues in 2019; three distributors accounted for approximately 32%, 21% and 13%, respectively, of the Company’s gross revenues in 2018 and three distributors accounted for approximately 38%, 10% and 10%, respectively, of the Company’s gross revenues in 2017. No other distributor or customer accounted for more than 10% of the Company’s gross revenues in 2019, 2018 or 2017.
The Company’s international net revenues (which exclude revenues from Canada) are included in the Company’s retail and restaurant and foodservice channels and were approximately 16%, 7% and 1%, respectively, of the Company’s net revenues in 2019, 2018 and 2017. Net revenues from sales to the Canadian market are included with net revenues from sales to the United States market.

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

Earnings (Loss) Per Share
Earnings (loss) per share (“EPS”) represents net income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS represents net income available to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of potential common shares outstanding during the period. Such potential common shares include options, unvested restricted stock, restricted stock units (“RSUs”), contracts classified as assets or liabilities that are required or assumed to be share-settled under the two-class method, warrants and convertible preferred stock.
The Company calculates basic and diluted EPS available to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considers all series of convertible preferred stock issued and outstanding prior to the IPO to be participating securities. Under the two-class method, the net loss available to common stockholders is not allocated to the convertible preferred stock as the holders of convertible preferred stock issued and outstanding prior to the IPO did not have a contractual obligation to share in losses. Computation of EPS for the year ended December 31, 2019 also excludes adjustments under the two-class method relating to a liability classified, share-settled obligation to an executive officer to deliver a variable number of shares based on a fixed monetary amount because the shares to be delivered are not participating securities as they do not have voting rights and are not entitled to participate in dividends until they are issued.
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
Prepaid Expenses
Prepaid expenses primarily include prepaid rent and insurance, which are expensed in the period to which they relate.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses are primarily comprised of selling, marketing expenses and administrative expenses, share-based compensation, outbound shipping and handling costs, non-manufacturing rent expense, depreciation and amortization expense on non-manufacturing assets and other non-production operating expenses. Selling and marketing expenses include share-based compensation awards to brand ambassadors, advertising costs, costs associated with consumer promotions, product samples and sales aids incurred to acquire new customers, retain existing customers and build brand awareness. Administrative expenses include the expenses related to management, accounting, legal, IT, and other office functions. Advertising costs are expensed as incurred. Advertising costs in the years ended December 31, 2019, 2018 and 2017 were $0.3 million, $62,000 and $0.3 million, respectively. Non-advertising related components of the Company’s total marketing expenditures primarily include costs associated with consumer promotions, product sampling, and sales aids, which are also included in SG&A.

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

Shipping and Handling Costs
The Company does not bill its distributors or customers shipping and handling fees. The Company’s products are predominantly shipped to its distributors or customers as “FOB Destination,” with control of the products transferred to the customer at the destination. In-bound shipping and handling costs incurred in manufacturing a product are included in inventory and reflected in cost of goods sold when the sale of that product is recognized. Outbound shipping and handling costs are considered as fulfillment costs and are recorded in SG&A expenses. Outbound shipping and handling costs included in SG&A expenses in 2019, 2018 and 2017 were $10.9 million, $6.1 million and $3.4 million, respectively. Outbound shipping and handling costs in the year ended December 31, 2017 included $0.8 million related to the termination of the exclusive supply agreement with a co-manufacturer. There were no such costs in 2019 or 2018.
Research and Development
Research and development costs, which includes enhancements to existing products and new product development, are expensed in the period incurred. Research and development expenses primarily consist of personnel and related expenses for the Company’s research and development staff, including salaries, benefits, bonuses, and share-based compensation, scale-up expenses, and depreciation and amortization expense on research and development assets. Research and development expenses in the years ended December 31, 2019, 2018 and 2017, were $20.7 million, $9.6 million, and $5.7 million, respectively.
Share-Based Compensation
The Company measures all share-based compensation cost at the grant date, based on the fair values of the awards that are ultimately expected to vest, and recognizes that cost as an expense in its statements of operations over the requisite service period. The Company estimates the fair value of option awards using the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of stock options at the date of grant including the fair value and projected volatility of the underlying common stock and the expected term of the award. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s stock options. Although the fair value of stock options is determined using an option valuation model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
In addition, the Company estimates the expected impact of forfeited awards and recognizes share-based compensation cost only for those awards ultimately expected to vest. If actual forfeiture rates differ materially from the Company’s estimates, share-based compensation expense could differ significantly from the amounts the Company has recorded in the current period. The Company periodically reviews actual forfeiture experience and will revise its estimates, as necessary. The Company will recognize as compensation cost the cumulative effect of the change in estimated forfeiture rates on current and prior periods in earnings of the period of revision. As a result, if the Company revises its assumptions and estimates, the Company’s share-based compensation expense could change materially in the future. See Note 8.
Employee Benefit Plan
On January 1, 2017 the Company initiated a 401(k) retirement saving plan (“401-K Plan”) for the benefit of eligible employees. Under terms of this plan, eligible employees are able to make contributions of their wages on a tax-deferred basis. The Company has incurred $0.2 million, $0 and $0 in matching contribution to the 401-K Plan in 2019, 2018 and 2017, respectively.

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

Restructuring Plan
The Company accounts for exit or disposal of activities in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company defines a business restructuring as an exit or disposal activity that includes but is not limited to a program which is planned and controlled by management and materially changes either the scope of a business or the manner in which that business is conducted. Business restructuring charges may include (i) contract termination costs and (ii) other related costs associated with exit or disposal activities.
Contract termination costs include costs to terminate a contract or costs that will continue to be incurred under the contract without benefit to the Company. A liability is recognized and measured at its fair value when the Company either terminates the contract or ceases using the rights conveyed by the contract. See Note 3.
Related-Party Transactions
Seth Goldman
The Company entered into a consulting agreement with Seth Goldman, the Company’s Executive Chair, on March 2, 2016, which was amended and restated on November 15, 2018 and further amended on April 8, 2019. Pursuant to the consulting agreement, the Company paid Mr. Goldman $20,210.33 per month for services rendered under the consulting agreement.
Effective February 27, 2020, Seth Goldman resigned as Executive Chair of the Company.  Upon such resignation, Mr. Goldman will continue to serve in his capacity as a Class I director and Chairman of the Board of the Company.  In connection with Mr. Goldman’s resignation as Executive Chair, the Company and Mr. Goldman terminated the consulting agreement effective as of February 27, 2020. Total consulting fees paid to Mr. Goldman under the consulting agreement prior to its termination in 2019, 2018 and 2017 were $265,548, $189,583 and $160,417, respectively. In addition, Mr. Goldman is entitled to receive a bonus for service in 2019 in the amount of $121,260, which was paid in the first quarter of 2020.
Bernhard van Lengerich
The Company first entered into an advisor agreement with Food System Strategies, LLC in October 2015. Bernhard van Lengerich. Ph.D., a member of the Company’s Board of Directors, is the Chief Executive Officer of Food System Strategies, LLC. Pursuant to this advisor agreement, the Company paid Food System Strategies, LLC $4,000 for each day Dr. van Lengerich provided services, provided the Company paid Food System Strategies, LLC for at least two days of services per month. In February 2016, the Company entered into a new advisor agreement with Food System Strategies, LLC, which superseded the original agreement and provided for a $25,000 monthly retainer and a non-qualified stock option covering 532,590 shares, which vested in equal monthly installments over three years in consideration of Dr. van Lengerich providing services as the Company’s interim Chief Technical Officer and head of research and development, and the increased time commitment associated with these roles. In December 2016, the advisor agreement was amended to provide for a $10,000 monthly retainer to reflect the fact that Dr. van Lengerich would only be providing advisory services five to six days a month going forward.
Effective December 31, 2019, the Company and Food System Strategies, LLC agreed that the term of the advisor agreement would end. Total advisor fees paid to Food System Strategies, LLC for the services of Mr. van Lengerich in 2019, 2018 and 2017 were $120,000 (including amounts paid in 2020), $140,000 and $125,000, respectively.

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

Donald Thompson
In 2018, the Company incurred consulting costs payable to a company associated with Donald Thompson, a member of the Company’s Board of Directors, in the amount of $121,546. The Company did not incur any such consulting costs in 2017 or 2019.
Loans to Related Parties
In connection with the issuance of restricted stock and for value received, in December 2015, the nonemployee members of our Board of Directors entered into a promissory note to pay the Company the principal sum of $951,245 with interest at a fixed rate of 1.68% per annum, compounded annually, on the unpaid balance of such principal sum. The promissory notes were secured by a pledge of the common stock issued to the nonemployee board members. In determining the accounting for the promissory notes, management evaluated the legal provisions of the promissory notes as well as the Company’s intent to fully collect on the outstanding note amounts. The Company collected on the promissory notes in their entirety in 2018.
Recently Adopted Accounting Pronouncements
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which makes amendments to the guidance in GAAP on the classification and measurement of financial instruments. ASU 2016-01 significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The Company adopted and implemented ASU 2016-01 for the year ended December 31, 2019. Adoption of ASU 2016-01 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
In August 2016, the FASB issued ASU No. 2016-15, “Statements of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” or ASU 2016-15, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statements of cash flows. ASU 2016-15 is effective for annual periods (including interim periods) beginning after December 15, 2018 for business entities that are not public, should be applied retrospectively, and early adoption is permitted. The Company adopted ASU 2016-15 for the year ended December 31, 2019. Adoption of 2016-15 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
In June 2018, the FASB issued ASU No. 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). Under ASU 2018-07, the measurement of equity-classified nonemployee awards will be fixed at the grant date, and nonpublic entities are allowed to account for nonemployee awards using certain practical expedients that are already available for employee awards. The amendments in ASU 2018-07 are effective for nonpublic business entities for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than the Company’s adoption date of Topic 606. The Company early adopted ASU 2018-07 beginning January 1, 2019 along with its adoption of ASU 2014-09. Pursuant to ASU 2018-07, the measurement of equity classified nonemployee awards will be fixed at the grant date, as compared to the previous requirement to remeasure the awards through the performance completion date.
New Accounting Pronouncements
As an “emerging growth company,” (“EGC”) the Jumpstart Our Business Startups Act, (the “JOBS Act”), allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company expects to lose its EGC status upon the filing of the Form 10-K for the year ending December 31, 2020,

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

when it expects to qualify as a Large Accelerated Filer based upon the current market capitalization of the Company according to Rule 12b-2 of the Exchange Act. Therefore, the Company has elected to use the adoption dates applicable to public companies beginning in the first quarter of 2020 and the adoption dates for the new accounting pronouncements disclosed below have been evaluated under such premise.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02” or “ASC 842”). ASU 2016-02 requires lessees to generally recognize most operating leases on the balance sheets but record expenses on the income statements in a manner similar to current accounting. ASU 2016-02 along with subsequent ASU’s on Topic 842 is effective for public companies for the annual reporting period beginning after December 15, 2018. As described above, the Company has elected to use the adoption dates applicable to public companies beginning in the first quarter of 2020, and, therefore, effective for the Company beginning January 1, 2020.
Based on analysis of leases and other contracts, the Company currently believes the most significant impact of ASC 842 on its accounting will be the balance sheet impact of its operating leases, which will significantly increase assets and liabilities.
The Company plans to elect the package of practical expedients available under the transition provisions of ASC 842, including (i) not reassessing whether expired or existing contracts contain leases, (ii) lease classification, and (iii) not revaluing initial direct costs for existing leases. Also, the Company plans to elect the practical expedient which will allow aggregation of non-lease components with the related lease components. Lastly, the Company will apply the modified retrospective adoption method, utilizing the simplified transition option available in ASC 842, which allows entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption.
The impact of applying ASC 842 effective as of January 1, 2020 to the Company’s statements of operations and cash flows is not expected to be significant. The Company currently expects the adoption to result in an increase of between $11 million and $13 million in operating lease liabilities based on the present value of the remaining minimum rental payments using discount rates as of the effective date and an increase of between $11 million and $13 million in operating right-of-use assets.
In December 18, 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)” (“ASU 2019-12”). ASU 2019-12 eliminates the need for an organization to analyze whether the following apply in a given period (1) exception to the incremental approach for intra-period tax allocation (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax, and (4) enacted changes in tax laws in interim periods. For public business entities, the amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. ASU 2019-12 is effective for the Company beginning in January 1, 2021. Adoption of ASU 2019-12 is not expected to result in any material changes to the way the tax provision is prepared and is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

Note 3. Restructuring
In May 2017, management approved a plan to terminate the Company’s exclusive supply agreement (the “Agreement”) with one of its co-manufacturers, due to non-performance under the Agreement and on May 23, 2017, the Company notified the co-manufacturer of its decision to terminate the Agreement. In accordance with the Company’s policy of reviewing long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, the Company determined that as of May 23, 2017, the date the Company notified the co-manufacturer of its decision to terminate the Agreement, the assets held in possession of the co-manufacturer were no longer recoverable. The Company recorded restructuring expenses of $3.5 million in 2017, of which $2.3 million were related to the impairment write-off of long-lived assets comprised of certain unrecoverable equipment located at the co-manufacturer’s site and company-paid leasehold improvements to the co-manufacturer’s facility pursuant to the Agreement, and $1.2 million was primarily related to legal and other expenses associated with the dispute with the co-manufacturer (see Note 9). In addition, the Company recorded $2.4 million in write-off of unrecoverable inventory held at the co-manufacturer’s site which is included in cost of goods sold (see Note 4) and $1.2 million in expenses related to the dispute in SG&A expenses in the Company’s statement of operations in 2017. In 2019 and 2018, the Company recorded $4.9 million and $1.5 million, respectively, in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. See Note 9 for further information. As of December 31, 2019 and 2018, the Company had $1.1 million and $0, respectively, in accrued unpaid liabilities associated with this contract termination.
Note 4. Inventories
Major classes of inventory were as follows:

	December 31,
(in thousands)	2019	2018
Raw materials and packaging	$36,884	$13,756
Work in process	17,958	2,517
Finished goods	26,754	13,984
Total	$81,596	$30,257

The Company wrote off $2.4 million in unrecoverable inventory related to the termination of an exclusive supply agreement with one of the Company’s co-manufacturers which was recorded in cost of goods sold in its statement of operations for the year ended December 31, 2017. The Company wrote off $6.4 million, $0.8 million and $0 in excess and obsolete inventories and recognized that expense in cost of goods sold in its statements of operations for the years ended December 31, 2019, 2018 and 2017, respectively. There was no write down of inventory to lower of cost or net realizable value at December 31, 2019 or 2018.

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

Note 5. Property, Plant and Equipment
Property, plant, and equipment are stated at cost and capital lease assets are included. A summary of property, plant, and equipment as of December 31, 2019 and 2018, is as follows:

	December 31,
(in thousands)	2019	2018
Manufacturing equipment	$37,939	$25,314
Research and development equipment	8,933	6,088
Leasehold improvements	7,620	7,080
Capital leases	1,108	882
Software	274	60
Furniture and fixtures	433	195
Vehicles	210	210
Assets not yet placed in service	11,666	3,374
Total property, plant and equipment	$68,183	$43,203
Less: accumulated depreciation and amortization	20,709	12,676
Property, plant and equipment, net	$47,474	$30,527

Depreciation and amortization expense in 2019, 2018, and 2017 was $8.1 million, $4.9 million, and 3.2 million, respectively. Of the total depreciation and amortization expense in 2019, 2018 and 2017, $5.7 million, $3.7 million and $2.9 million, respectively, were recorded in cost of goods sold, $2.4 million, $1.2 million and $0.3 million, respectively, were recorded in research and development expenses, and $71,000, $13,000 and $0, respectively, were recorded in SG&A expenses, in the Company’s statements of operations.
The Company had $2.6 million and $1.0 million in property, plant and equipment concluded to meet the criteria for assets held for sale in prepaid expenses and other current assets on the balance sheets as of December 31, 2019 and 2018, respectively. The Company expects to sell such assets in 2020 for amounts that approximate book value.
Note 6. Debt
The Company’s debt balances are detailed below:

	December 31,
(in thousands)	2019	2018
2018 Revolving Credit Facility (defined below)	$6,000	$6,000
2018 Term Loan Facility (defined below)	20,000	20,000
Equipment financing loan	5,000	5,000
Debt issuance costs	(431)	(612)
Total debt outstanding	$30,569	$30,388
Less: current portion of long-term debt	11,000	—
Long-term debt	$19,569	$30,388

The Company records debt issuance costs as a reduction of carrying value of the debt in the accompanying balance sheets. As of December 31, 2019 and 2018, debt issuance costs, net of amortization, totaled $0.4 million and $0.6 million, respectively. Debt issuance costs are amortized as interest expense over the term of the loan for which amortization of $0.2 million, $93,000 and 37,000 was recorded in 2019, 2018 and 2017, respectively.

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

Amended and Restated Loan and Security Agreement
In June 2018, the Company refinanced its then existing revolving credit facility and term loan facility under a loan and security agreement with Silicon Valley Bank (“SVB”) (the “Amended LSA”). The Amended LSA includes a $6.0 million revolving credit facility (the “2018 Revolving Credit Facility”) and a term loan facility (the “2018 Term Loan Facility”) comprised of (i) a $10.0 million term loan advance at closing, (ii) a conditional $5.0 million term loan advance, if no event of default has occurred and is continuing through the borrowing date, and (iii) an additional conditional term loan advance of $5.0 million if no event of default has occurred and is continuing based upon a minimum level of gross profit for the trailing 12-month period. The 2018 Term Loan Facility has a floating interest rate that is equal to 4.0% above the prime rate, with interest payable monthly and principal amortizing commencing on July 1, 2020, and will mature in June 2022. Borrowings under the 2018 Revolving Credit Facility carry a variable annual interest rate of prime rate plus 0.75% to 1.25% with an additional 5% on the outstanding balances in the event of a default. The 2018 Revolving Credit Facility matures in June 2020.
The 2018 Term Loan Facility and the 2018 Revolving Credit Facility (the “SVB Credit Facilities,”) contain customary negative financial covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The SVB Credit Facilities also contain customary affirmative financial covenants, including delivery of audited financial statements. The Company was in compliance with the financial covenants in the SVB Credit Facilities as of December 31, 2019.
The SVB Credit Facilities are secured by an interest in the Company’s assets including manufacturing equipment, inventory, contract rights or rights to payment of money, leases, license agreements, general intangibles, and cash.
In conjunction with the execution of the Amended LSA, the Company issued two common stock warrants one each to SVB and its affiliate to provide the ability to purchase an aggregate of 60,002 shares of the Company’s common stock at an exercise price of $3.00 per share. The common stock warrants were fully exercisable on the date of the grant and had a term of 10 years. The Company also paid a commitment fee of $30,000 to SVB in connection with the execution of the Amended LSA. Subsequent to the closing of the IPO, all outstanding warrants to purchase shares of common stock were cashless exercised and no warrants were outstanding as of December 31, 2019.
As of December 31, 2019, and 2018, the Company had $6.0 million and $20.0 million in borrowings on the 2018 Revolving Credit Facility and 2018 Term Loan Facility, respectively, and had no availability to borrow under either of these loan facilities. In 2019 and 2018, the Company incurred $2.2 million and $0.9 million, respectively, in interest expense related to the SVB Credit Facilities. In 2017, the Company incurred $0.1 million in interest expense related to the predecessor credit facilities with SVB. The interest rates on the 2018 Revolving Credit Facility and the 2018 Term Loan Facility at December 31, 2019 were 5.5% and 8.75%, respectively.
Equipment Loan Facility
In September 2018, the Company entered into an agreement with Structural Capital Investments II, LP, or Structural Capital, wherein Structural Capital agreed to provide an equipment loan facility to the Company in the amount of $5.0 million for the purpose of purchasing equipment. Subject to Structural Capital’s approval, the Company may request that they advance an additional $5.0 million or an aggregate of $10.0 million. The equipment loan facility matures on May 1, 2022, carries an interest rate of 6.25% plus the greater of 4.75% or the prime rate and is secured by the financed equipment. Principal repayments begin six months or 18 months after loan draw depending on the Company achieving certain financial milestones, and therefore, are paid over a period of 37 months or 25 months, respectively. As of June 30, 2019, the Company achieved all of the milestones and, therefore, monthly installment repayments of principal are expected to begin on December 31, 2020. The Company is also required to offer Structural Capital the right to purchase up to an aggregate of $1.0 million of the Company’s capital

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

stock or any other equity interest in any transaction where the Company receives gross proceeds of at least $10.0 million. The equipment loan facility has a prepayment penalty of 2% during the first two years of the term and 1% thereafter. The Company must also pay a final payment fee of 13% of the facility commitment amount on the maturity date and such other date as the advances become due and such fee will increase by 1% if certain milestones are achieved.
The Company had $5.0 million in borrowings outstanding as of December 31, 2019 and 2018 under the equipment loan facility. The interest rate on the equipment loan facility at December 31, 2019 and 2018 was 11.0% and 11.5%, respectively. For 2019, 2018 and 2017, the Company recorded $0.6 million, $0.2 million, and $0, respectively, in interest expense related to the equipment loan facility. The Company was in compliance with the financial covenants contained in the equipment loan facility as of December 31, 2019.
Promissory Note
The Company entered into a note with the Missouri Department of Economic Development in the amount of $1.5 million on December 20, 2013 or the Missouri Note. The principal was due and payable on December 20, 2021. The Missouri Note carried a fixed interest rate of 2.0% per year, payable quarterly, commencing on December 31, 2016. The Company recognized interest expense of $29,000, in 2017. On June 28, 2018, the Missouri Note was paid in full.
Convertible Promissory Notes
From August 2017 through November 2017, the Company issued $10.0 million in Convertible Promissory Notes (“2017 Convertible Notes”) to several purchasers of the Series G Preferred Stock, two of whom were 5% stockholders and two were non-employee members of the Company’s Board of Directors. The 2017 Convertible Notes were due six months after the issuance date. The 2017 Convertible Notes had a fixed interest rate of 5% per year during their term and permitted the holders to convert the notes to Series G Preferred Stock at 90% of the cash price per share.
The outstanding principal and all accrued but unpaid interest under the 2017 Convertible Notes were converted into 1,026,367 shares of Series G Preferred Stock beginning in November 2017. The number of shares issued was calculated based on the quotient obtained by dividing the outstanding principal and all accrued interest by 90% of the cash price per share of the Series G Preferred Stock issuance. In connection with the accounting for the 2017 Convertible Notes, a debt discount of $1.1 million was recognized at issuance, of which $0.7 million was recognized as a component of interest expense through the date of conversion. The remaining unamortized discount of $0.4 million was recorded in other expense at the date of conversion.
Stock Warrant Liability
In connection with its financing arrangements, the Company issued warrants to purchase shares of its convertible preferred stock. For one of the financing arrangements, the Company issued warrants to purchase 121,694 shares of Series B convertible preferred stock at an exercise price of $1.07 per share. For a separate financing arrangement, the Company issued warrants to purchase 39,073 shares of Series E convertible preferred stock at an exercise price of $3.68 per share. In connection with the Company’s refinancing of its credit facilities with SVB, the Company issued to SVB and its affiliates warrants to purchase an aggregate of 60,002 shares of its common stock at an exercise price of $3.00 per share. Upon the closing of the IPO, the warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for a total of 160,767 shares of common stock at the same respective exercise price per share. Subsequent to the closing of the IPO, all outstanding warrants to purchase shares of common stock were cashless exercised and no warrants were outstanding as of December 31, 2019. See Note 2 for further information on the warrant liabilities.

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

Note 7. Stockholders’ Equity (Deficit) and Convertible Preferred Stock
Upon the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 41,562,111 shares of common stock on a one-for-one basis. On May 6, 2019, the Company filed a Restated Certificate of Incorporation authorizing the Company to issue 500,000,000 shares of common stock, $0.0001 par value per share, and 500,000 shares of undesignated preferred stock, $0.0001 par value per share, with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares.
On August 5, 2019, the Company completed its Secondary Offering of common stock, in which it sold 250,000 shares of common stock, $0.0001 par value.
As of December 31, 2019, the Company had 61,576,494 shares of common stock issued and outstanding.
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
The 2018 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, Restricted Stock Units (“RSUs”), performance units, and performance shares to the Company’s employees, directors, and consultants. The maximum aggregate number of shares that may be issued under the 2018 Plan is 14,482,356 shares of the Company’s common stock. In addition, the number of shares reserved for issuance under the 2018 Plan will be increased automatically on the first day of each fiscal year beginning with the 2020 fiscal year, by a number equal to the least of: (i) 2,144,521 shares; (ii) 4.0% of the shares of common stock outstanding on the last day of the prior fiscal year; or (iii) such number of shares determined by the Company’s Board of Directors.
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
The following awards were made pursuant to the 2018 Plan in the year ended December 31, 2019: (i) options to purchase 264,033 shares of common stock were granted to certain employees on April 3, 2019, having an exercise price of $20.02 per share, (ii) options to purchase (A) 1,000,000 shares of common stock were granted to executive officers on April 18, 2019, (B) 48,999 shares of common stock

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

were granted to certain employees on April 29, 2019, and (C) 50,000 shares of common stock were granted to certain executive officers on May 1, 2019, in each case to be effective upon and subject to the effectiveness of the registration statement relating to the Company’s IPO and having an exercise price equal to the IPO price of $25.00 per share, (iii) awards covering 99,433 shares of restricted stock were granted to nonemployees on April 18, 2019 at a purchase price of $0.01 per share to be issued upon payment of the purchase price, (iv) an option to purchase 125,000 shares of common stock was granted to an executive officer on June 10, 2019, having an exercise price of $168.10 per share, (v) 70,360 RSUs with a grant date fair value of $168.10 per unit were granted to certain employees on June 10, 2019, (vi) an option to purchase 5,073 shares of common stock was granted to an executive officer on August 1, 2019, having an exercise price of $176.04 per share, (vii) 14,862 RSUs with a grant date fair value of $176.04 per unit were granted to certain employees and a consultant on August 1, 2019, (viii) options to purchase 78,820 shares of common stock having an exercise price of $84.45 were granted on October 31, 2019 to certain employees including an option to purchase 68,590 shares of common stock granted to executive officer, and (ix) 87,974 RSUs with a grant date fair value of $84.45 per unit were granted on October 31, 2019 to certain ambassadors and employees including 34,295 RSUs granted to an executive officer.
As of December 31, 2019 and 2018, there were 5,170,976 and 5,120,293 shares, respectively, issuable under stock options outstanding, 149,004 and 0 shares, respectively, issuable under unvested RSUs outstanding, 5,864,738 and 4,335,331 shares, respectively, issued for stock option exercises, RSU settlement, and restricted stock grants, and 3,297,638 and 6,859 shares, respectively, available for grant under the 2018 Plan.
Stock Options
For the periods presented, the fair value of options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.3%	2.8%	2.0%
Average expected term (years)	6.1	5.8	5.9
Expected volatility	55.0%	55.0%	55.0%
Dividend yield	—	—	—

•
Risk-Free Interest Rate: The yield on actively traded non-inflation indexed US Treasury notes with the same maturity as the expected term of the underlying options was used as the average risk-free interest rate.

•
Expected Term: As the Company does not have sufficient historical experience for determining the expected term of the stock option awards granted, the Company’s expected term is based on the simplified method, generally calculated as the mid-point between the vesting date and the end of the contractual term.

•
Expected Volatility: As the Company has only been a public entity since May 2, 2019, there is not a substantive share price history to calculate volatility and, as such, the Company has elected to use an approximation based on the volatility of other comparable public companies, which compete directly with the Company, over the expected term of the options.

•	Dividend Yield: The Company has not issued regular dividends on common shares in the past nor does the Company expect to issue dividends in the future.
Forfeiture Rate: The Company estimates the forfeiture rate at the time of grant based on past awards canceled, the number of awards granted, and vesting terms and adjusted, if necessary, in subsequent

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

periods if actual forfeitures differ from those estimates. The cumulative effect on current and prior periods of a change in the estimated number of awards likely to vest is recognized in compensation cost in the period of the change.
The Plan generally provides that the Board of Directors may set the vesting schedule applicable to grants approved under the 2011 Plan. Option grants approved under the 2018 Plan typically vest 25% of the total award on the first anniversary of the grant date, and thereafter ratably monthly vesting over the remaining 3.0 years of the award. The Company has not granted equity awards with performance-based vesting conditions.
Option grants in 2019 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period. The stock option grant to one executive officer on August 1, 2019 vests monthly over a 48-month period. The stock option grant to another executive officer on October 31, 2019 begins vesting on the second anniversary of the vesting commencement date and vests monthly thereafter over a 24-month period. Options granted in the year ended December 31, 2018 and prior have a variety of different vesting schedules and have a contractual life of 10 years.
The following table summarizes the Company’s stock option activity during the period from December 31, 2016 through December 31, 2019:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2016	4,879,850	$0.83	8.2	$3,557
Granted	382,476	$1.56	—	—
Exercised	(446,201)	$0.85	—	347
Cancelled/Forfeited	(609,096)	$0.97	—	—
Outstanding at December 31, 2017	4,207,029	$0.88	7.2	$8,936
Granted	2,136,012	$6.49	—	—
Exercised	(1,139,962)	$1.20	—	5,722
Cancelled/Forfeited	(82,786)	$2.03	—	—
Outstanding at December 31, 2018	5,120,293	$3.13	7.3	$81,371
Granted	1,571,925	$39.01	—	—
Exercised	(1,429,756)	$1.87	—	121,591
Cancelled/Forfeited	(91,486)	$9.33	—	—
Outstanding at December 31, 2019	5,170,976	$14.28	7.5	$329,879
Vested and exercisable at December 31, 2019	2,533,199	$2.32	6.0	$185,671
Vested and expected to vest at December 31, 2019	3,761,031	$8.55	6.9	$256,967
__________
(1) Aggregate intrinsic value is calculated as the difference between the value of common stock on the transaction date and the exercise price multiplied by the number of shares issuable under the stock option.

During the years ended December 31, 2019, 2018 and 2017, the Company recorded in aggregate $6.3 million, $1.5 million, and $0.5 million, respectively, of share-based compensation expense related to options issued to employees and nonemployees. The share-based compensation expense is included in

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

cost of goods sold, research and development expenses and SG&A expenses in the Company’s statements of operations.
As of December 31, 2019, there was $10.4 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over 3.1 years.
Restricted Stock Units
RSU awards in the year ended December 31, 2019 generally vest 25% of the total award on the first anniversary of the grant date, and thereafter ratably vesting quarterly over the remaining three years of the award. The RSU award to one executive officer on August 1, 2019 vests quarterly over 16 quarters. The RSU award to a consultant on August 1, 2019 was scheduled to vest monthly over a 12-month period, however a portion of this award was forfeited upon termination of the consulting agreement. The RSU award to another executive officer on October 31, 2019 begins vesting on the 27th month anniversary of the vesting commencement date and vests over 8 quarters.
In addition to the grants to employees and consultants, on October 31, 2019, the Company granted 30,496 RSUs to nonemployees serving as the Company’s brand ambassadors. These RSUs generally vest over a period of less than one year from the date of grant, with 22,620 RSUs subject to immediate vesting upon grant.
The following table summarizes the Company’s RSU activity in 2019:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at January 1, 2019	—	$—
Granted	173,196	$126.29
Vested	(23,552)	$84.84
Cancelled/Forfeited	(640)	$—
Unvested at December 31, 2019	149,004	$132.73

During the years ended December 31, 2019, 2018 and 2017, the Company recorded in aggregate $3.7 million, $0, and $0, respectively, of share-based compensation expense related to RSUs. The share-based compensation expense is included in cost of goods sold, research and development expense and SG&A expenses in the Company’s statements of operations.
As of December 31, 2019, there was $5.1 million in unrecognized compensation expense related to nonvested RSUs which is expected to be recognized over 3.3 years.
Share-Settled Obligation
Share-based compensation expense in 2019 includes $1.0 million in accrual for a liability classified, share-settled obligation to an executive officer related to a sign-on award pursuant to the terms of the executive officer’s offer letter with the Company. The Company is obligated to deliver a variable number of shares based on a fixed monetary amount on the first annual anniversary of the executive officer’s commencement date and on each quarterly anniversary thereafter through the second annual anniversary of the executive officer’s commencement date. The liability classified award is considered unearned until the requirements for issuance of the shares are met and is included in Accrued expenses and other current liabilities on the Company’s balance sheet as of December 31, 2019. There were no such liability classified share-settled obligations in 2018 and 2017. As of December 31, 2019, there was $6.0 million in unrecognized compensation expense related to this share-settled obligation which is expected to recognized over 1.7 years.

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

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
The following table summarizes the Company’s restricted stock activity:

	Number of Shares of Restricted Stock	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2017	—	—	$—
Granted	135,791	—	$17.03
Vested/Released	(35,664)	—	$17.03
Cancelled/Forfeited	—	—	$—
Unvested at December 31, 2018	100,127	1.6	$17.03
Granted	99,433	—	$20.02
Vested/Released	(87,239)	—	$19.21
Cancelled/Forfeited	(23,333)	—	$—
Unvested at December 31, 2019	88,988	1.2	$19.49

As of December 31, 2019, 88,988 shares of restricted stock had been purchased by nonemployee brand ambassadors which remained subject to vesting requirements and repurchase pursuant to restricted stock purchase agreements.
During 2019, 2018 and 2017, the Company recorded in aggregate $1.8 million, $0.7 million and $0, respectively, of share-based compensation expense related to restricted stock issued to nonemployee brand ambassadors, which is included in SG&A expenses in the Company’s statements of operations.
As of December 31, 2019, there was $1.7 million in unrecognized compensation expense related to nonvested restricted stock, which is expected to be recognized over 1.2 years.
Restricted Stock and Loans to Related Parties
In December 2015, the Company’s Board of Directors approved the issuance of 1,006,658 shares of restricted stock to nonemployee board members. The Company had the option of repurchasing the shares; however, as shares vest monthly over 36 months, they were being released from the repurchase option (and all such shares were released from the repurchase option by November 1, 2018). In connection with the issuance and for value received, the nonemployee board members entered into promissory notes to pay the Company the principal sum of $951,245 with interest at a fixed rate of 1.68% per annum, compounded annually, on the unpaid balance of such principal sum. The promissory notes are secured by a pledge of the common stock issued to the nonemployee board members. The loans are

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

classified as a reduction to stockholders’ deficit in the accompanying balance sheets. In determining the accounting for the promissory notes, management evaluated the legal provisions of the promissory notes as well as the Company’s intent to fully collect on the outstanding note amounts. The Company collected on the promissory notes in their entirety in July 2018.
Common Stock Repurchase
In July 2018, the Company repurchased 48,909 shares of common stock from one of its individual investors at a negotiated price of $10.50 per share.
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

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

Note 9. Commitments and Contingencies
Leases
The Company has operating leases for its corporate offices including its research and development center, its manufacturing facilities and its warehouses, and capital and operating leases for certain of the Company’s equipment.
The following table represents the Company’s commitments as of December 31, 2019 including future minimum lease payments required under noncancelable lease obligations:

(in thousands)	Capital Lease Obligations	Operating Lease Obligations(1)	Purchase Commitments
Year Ended December 31,
2020	$86	$1,878	$22,684
2021	80	1,813	21,418
2022	71	1,817	—
2023	58	1,840	—
2024	30	1,353	—
Thereafter	—	5,167	—
		$13,868	$44,102
Total minimum lease payments	$325
Less: imputed interest (4.1% to 15.9%)	(34)
Total capital lease obligations	$291
Less: current portion of capital lease obligations	(72)
Long-term capital lease obligations	$219
___________
(1) Excludes lease payments during two-year lease extension entered into subsequent to the year ended December 31, 2019 for one of the Company’s manufacturing facilities in Columbia, Missouri. See Note 12.

Total rent expense in 2019, 2018 and 2017 was $2.7 million, $1.7 million and $1.0 million, respectively. Rent expense is reflected in cost of goods sold, research and development expenses and SG&A expenses in the statements of operations for all the periods presented.
Purchase Commitments
As of December 31, 2019, the Company had committed to purchase pea protein inventory totaling $44.1 million, approximately $22.7 million in 2020 and $21.4 million in 2021.
Subsequent to the year ended December 31, 2019, on January 10, 2020, the Company and Roquette Frères (“Roquette”) entered into a multi-year sales agreement pursuant to which Roquette will provide the Company with plant-based protein. See Note 12.
Litigation
On May 25, 2017, Don Lee Farms, a division of Goodman Food Products, Inc., filed a complaint against the Company in the Superior Court of the State of California for the County of Los Angeles asserting claims for breach of contract, misappropriation of trade secrets, unfair competition under the California Business and Professions Code, money owed and due, declaratory relief and injunctive relief, each arising out of our decision to terminate an exclusive supply agreement between the Company and

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

Don Lee Farms. The Company denies all of these claims and filed counterclaims on July 27, 2017, alleging breach of contract, unfair competition under the California Business and Professions Code and conversion. In October 2018, the former co-manufacturer filed an amended complaint that added one of the Company’s current contract manufacturers as a defendant, principally for claims arising from the current contract manufacturer’s alleged use of the former co-manufacturer’s alleged trade secrets, and for replacing the former co-manufacturer as one of the Company’s current co-manufacturers. The current contract manufacturer filed an answer denying all of Don Lee Farms’ claims and a cross-complaint against Beyond Meat asserting claims of total and partial equitable indemnity, contribution, and repayment. On March 11, 2019, Don Lee Farms filed a second amended complaint to add claims of fraud and negligent misrepresentation against the Company. On May 30, 2019, the judge denied the Company’s motion to dismiss the fraud and negligent misrepresentation claims, allowing the claims to proceed. On June 19, 2019, the Company filed an answer denying Don Lee Farms' claims.  On January 27, 2020, Don Lee Farms filed a third amended complaint to add three individual defendants, all of whom are current or former employees of the Company, including Mark Nelson, the Company’s Chief Financial Officer and Treasurer, to Don Lee Farms’ existing fraud and negligent misrepresentation claims alleging that those individuals were involved in the alleged fraud and negligent misrepresentations. The individual defendants deny all allegations of fraud and negligent misrepresentations.  On January 24, 2020, a writ judge granted Don Lee Farms a right to attach in the amount of $628,689 on the grounds that Don Lee Farms had established a “probable validity” of its claim that the Company owes it money for a small batch of unpaid invoices.  This determination was not made by the trial judge.  The trial judge has yet to determine the legitimacy or merits of Don Lee Farms’ claims.  The previous trial date, May 18, 2020, has been continued.  Trial is currently set for February 8, 2021.
Don Lee Farms is seeking from Beyond Meat and the current contract manufacturer unspecified compensatory and punitive damages, declaratory and injunctive relief, including the prohibition of Beyond Meat’s use or disclosure of the alleged trade secrets, and attorneys’ fees and costs. The Company is seeking from Don Lee Farms monetary damages, restitution of monies paid to Don Lee Farms, and attorneys’ fees and costs. The current contract manufacturer is seeking indemnity, contribution, or repayment from the Company of any or all damages that the current contract manufacturer may be found liable to Don Lee Farms, and attorneys’ fees and costs.
The Company believes it was justified in terminating the supply agreement with Don Lee Farms, that the Company did not misappropriate their alleged trade secrets, that the Company is not liable for the fraud or negligent misrepresentation alleged in the proposed second amended complaint, that Don Lee Farms is liable for the conduct alleged in our cross-complaint, and that the Company is not liable to ProPortion for any indemnity, contribution, or repayment, including for any damages or attorneys’ fees and costs. The Company is currently in the process of litigating this matter and intends to vigorously defend itself and its current and former employees against the claims. The Company cannot assure you that Don Lee Farms or the current contract manufacturer will not prevail in all or some of their claims against the Company or the individual defendants, or that the Company will prevail in some or all of its claims against Don Lee Farms. For example, if Don Lee Farms succeeds in the lawsuit, the Company could be required to pay damages, including but not limited to contract damages reasonably calculated at what the Company would have paid Don Lee Farms to produce its products through 2019, the end of the contract term, and Don Lee Farms could also claim some ownership in the intellectual property associated with the production of certain of the Company’s products or in the products themselves, and thus claim a stake in the value the Company has derived and will derive from the use of that intellectual property after the Company terminated its supply agreement with Don Lee Farms. Based on the Company’s current knowledge, the Company has determined that the amount of any material loss or range of any losses that is reasonably possible to result from this lawsuit is not estimable.
On January 30, 2020, Larry Tran, a purported shareholder of Beyond Meat, filed a putative securities class action lawsuit in the United States District Court for the Central District of California against Beyond Meat and two of the Company’s executive officers, the Company’s President and CEO, Ethan Brown, and the Company’s Chief Financial Officer and Treasurer, Mark Nelson. The lawsuit asserts claims under

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and is premised on allegedly false or misleading statements, and alleged non-disclosure of material facts, related to the Company’s public disclosures regarding the Company’s ongoing litigation with Don Lee Farms during the proposed class period of May 2, 2019 to January 27, 2020. The Company believes the claims are without merit and intends to vigorously defend all claims asserted.
On March 16, 2020, Eric Weiner, a purported shareholder of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court for the Central District of California, putatively on behalf of the Company, against two of the Company’s executive officers, the Company’s President and CEO, Ethan Brown, and the Company’s Chief Financial Officer and Treasurer, Mark Nelson, and each of the Company’s directors, including one former director, who signed the Company’s initial public offering registration statement.  The lawsuit asserts claims under Sections 10(b) and 21D of the Exchange Act, claims of breaches of fiduciary duty as directors and/or officers of Beyond Meat, and claims of unjust enrichment and waste of corporate assets, all relating to the Company’s ongoing litigation with Don Lee Farms, related actions taken by Beyond Meat and the named individuals during the period of May 2, 2019 to March 16, 2020, and the securities case brought against the Company. Based on the early stage of this matter, the Company is unable to estimate potential losses, if any, related to this lawsuit.
On March 18, 2020, Kimberly Brink and Melvyn Klein, purported shareholders of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court for the Central District of California, putatively on behalf of the Company, against two of the Company’s executive officers, the Company’s President and CEO, Ethan Brown, and the Company’s Chief Financial Officer and Treasurer, Mark Nelson, and each of the Company’s directors who signed the Company’s initial public offering registration statement. The lawsuit asserts claims under Sections 10(b) and 21D of the Exchange Act, claims of breaches of fiduciary duty as directors and/or officers of Beyond Meat, and claims of unjust enrichment and waste of corporate assets, all relating to the Company’s ongoing litigation with Don Lee Farms, related actions taken by Beyond Meat and the named individuals during the period of May 2, 2019 to March 18, 2020, and the securities case brought against the Company. Based on the early stage of this matter, the Company is unable to estimate potential losses, if any, related to this lawsuit.
Also on March 18, 2020, Nazrin Massaro filed a putative class action lawsuit in the United States District Court for the Southern District of California against Beyond Meat and People for the Ethical Treatment of Animals, Inc. (“PETA”). The lawsuit asserts claims under the Telephone Consumer Protection Act and alleges that PETA sent unsolicited text message advertisements promoting the Company’s products to the putative class members in violation of consumers’ privacy rights. The lawsuit further alleges that PETA sent the text messages at the direction, and/or under the control, of Beyond Meat. The plaintiff seeks injunctive relief and damages on behalf of herself and the putative class members. The Company believes the claims are without merit and intends to vigorously defend all claims asserted.
The Company is involved in various other legal proceedings, claims, and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of such matters that are pending or asserted will have a material effect on its financial statements.

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

Note 10. Income Taxes
The provision for income taxes was as follows:

(in thousands)	Year Ended December 31,
Current:	2019	2018	2017
Federal	$—	$—	$—
State	9	1	5
	$9	$1	$5

Deferred:
Federal	$—	$—	$—
State	—	—	—
	$—	$—	$—

Provision for income tax	$9	$1	$5

The Company has provided a 100% valuation allowance on its deferred tax assets. Provision for income taxes in 2019, 2018 and 2017 is primarily for taxes payable to the states.
A reconciliation of income tax expense from continuing operations to the amount computed by applying the statutory federal income tax rate to the net loss from continuing operations is summarized as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
U.S. income tax at federal statutory rate	$(2,611)	$(6,276)	$(10,329)
State income tax, net of federal benefits	(2,550)	(1,072)	(1,041)
Stock warrant liability	2,626	—	—
Share-based compensation	(21,236)	(615)	81
Research and development credits	(8)	(6)	(4)
Return to provision and other	—	29	—
Change in tax rates	73	668	11,783
Other	(98)	363	470
Change in valuation allowance	23,813	6,910	(955)
Provision for income tax	$9	$1	$5

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2019 and 2018 are shown below. A valuation allowance has been recorded to offset the net deferred tax assets as of December 31, 2019 and 2018, as the realization of such assets does not meet the more-likely-than-not threshold.

	December 31,
(in thousands)	2019	2018
Deferred Tax Assets:
Net operating loss (NOL)	$50,663	$29,634
Intangibles	1,252	1,407
Share-based compensation	2,704	83
Interest	—	148
Inventory reserve	1,509	—
Other	204	628
Total gross deferred tax assets	56,332	31,900
Deferred Tax liabilities:
Property, plant and equipment	904	283
Total gross deferred tax liabilities	904	283

Valuation allowance	55,428	31,617
Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2019, and 2018, management assessed the realizability of deferred tax assets and evaluated the need for an amount of a valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, Income Taxes, pursuant to which management analyzed all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized.
In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, it was concluded on a more-likely-than-not basis that certain deferred tax assets were not realizable as of December 31, 2019. Accordingly, a valuation allowance of $55.4 million has been recorded to offset these deferred tax assets. The change in valuation allowance for the year ended December 31, 2019 from 2018 was an increase of $23.8 million.
As of December 31, 2018, the Company has accumulated federal and state net operating loss carryforwards of approximately $119.7 million and $92.3 million, respectively. As of December 31, 2019, the Company has accumulated federal and state net operating loss carryforwards of approximately $209.5 million and $143.8 million, respectively. Approximately $117.7 million of the federal net operating losses do not expire and the remaining federal and state tax loss carryforwards begin to expire in 2031 and 2032, respectively, unless previously utilized.
Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization. The Company is currently analyzing ownership shifts since inception to determine the limitation, if any.

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

The Company adopted ASU 2016-09 in the first quarter of 2018. Under ASU 2016-09, the Company no longer records excess tax benefits and certain tax deficiencies related to share-based payments to employees in additional paid-in capital. Instead, the Company will recognize all income tax effects of share-based awards in its statement of operations when awards vest or are settled. All excess tax benefits not previously recognized were to be recorded to retained earnings as a cumulative effect adjustment upon adoption. Upon adoption, no adjustment to retained earnings was necessary due to the Company’s valuation allowance position. In 2018, approximately $0.2 million attributable to excess tax benefits on share-based compensation that had not been previously recognized were added to the NOL with a corresponding increase to the valuation allowance.
Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act or the Tax Act was enacted in the United States on December 22, 2017. The Tax Act reduced the United States federal corporate income tax rate to 21% from 35%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings. In 2017 the Company recorded provisional amounts for certain enactment-date effects of the Tax Act by applying the guidance in Staff Accounting Bulletin No. 118 or SAB 118 because the Company had not yet completed its enactment-date accounting for these effects. The Company completed its accounting for all of the enactment-date income tax effects of the Act as of December 31, 2018 and did not recognize adjustments to the provisional amounts recorded at December 31, 2017.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Gross unrecognized tax benefits at the beginning of the year	$1,846	$1,201
Increases related to current year positions	1,695	888
Increases/Decreases related to prior year positions	(205)	(243)
Gross unrecognized tax benefits at the end of the year	$3,336	$1,846

As of December 31, 2019 and 2018, the Company had $3.1 million and $1.1 million, respectively, of unrecognized tax benefits from research and development tax credits, none of which, if recognized, would affect the Company’s effective tax rate.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2019, 2018 and 2017, interest and penalties recognized were insignificant. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months.
The Company files U.S. federal and state income tax returns in jurisdictions with varying statute of limitations. The Company’s tax years from 2011 (inception) are subject to examination by the United States and state authorities due to the carry forward of unutilized net operating losses and research and development credits.
Note 11. Net Loss Per Share Available to Common Stockholders
The Company calculates basic and diluted net loss per share available to common stockholders in conformity with the two-class method required for companies with participating securities. See Note 2.
Computation of EPS for the year ended December 31, 2019 excludes the dilutive effect of 5,170,976 shares issuable under stock options and 149,004 RSUs, because the Company incurred a net loss and their inclusion would be anti-dilutive. Computation of EPS for the year ended December 31, 2019 also

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

excludes adjustments under the two-class method relating to a liability classified, share-settled obligation to an executive officer to deliver a variable number of shares based on a fixed monetary amount because the shares to be delivered are not participating securities as they do not have voting rights and are not entitled to participate in dividends until they are issued. Computation of EPS for the years ended December 31, 2018 and 2017 excludes the dilutive effect of 5,120,293 and 4,207,029 shares, respectively, issuable under stock options because the Company incurred net losses and their inclusion would have been antidilutive.

(in thousands, except share and per share amounts)	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss available to common stockholders	$(12,443)	$(29,886)	$(30,384)
Denominator:
Weighted average common shares outstanding—basic	42,274,777	6,287,172	5,457,629
Dilutive effect of stock equivalents resulting from stock options, RSUs, common stock warrants, preferred stock warrants and convertible preferred stock (as converted)	—	—	—
Weighted average common shares outstanding—diluted	42,274,777	6,287,172	5,457,629
Net loss per share available to common stockholders—basic and diluted	$(0.29)	$(4.75)	$(5.57)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Year Ended December 31,
	2019	2018	2017
Options to purchase common stock	5,170,976	—	—
Restricted stock units	149,004	—	—
Convertible preferred stock (as converted)	—	39,953,983	39,361,211
Preferred stock warrants	—	160,767	160,767
Total	5,319,980	40,114,750	39,521,978

Note 12. Subsequent Events
Multi-Year Sales Agreement with Roquette
Subsequent to the year ended December 31, 2019, on January 10, 2020, the Company and Roquette Frères (“Roquette”) entered into a multi-year sales agreement pursuant to which Roquette will provide the Company with plant-based protein. The agreement expires on December 31, 2022; however it can be terminated after 18 months under certain circumstances. This agreement increases the amount of plant-based protein to be supplied by Roquette in each of 2020, 2021 and 2022 compared to the amount supplied 2019. The plant-based protein sourced under the supply agreement is secured on a purchase order basis regularly, per specified minimum monthly and semi-annual quantities, throughout the term. The Company is not required to purchase plant-based protein in amounts in excess of such specified minimum quantities; however the Company has the option to increase such minimum quantities for delivery in each of 2021 and 2022. The total

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

annual amount purchased each year by the Company must be at least the minimum amount specified in the agreement, which totals in the aggregate $154.1 million over the term of the agreement. The Company also has the right to be indemnified by Roquette in certain circumstances.
Extension of Facility Lease
Effective March 16, 2020, the Company entered into an agreement to extend the lease for one of its facilities in Columbia, Missouri, for an additional term of two years ending in June 2022. The aggregate lease amount for the additional two-year term is $0.5 million.
COVID-19 Pandemic
In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business. However, if the pandemic continues to evolve into a severe worldwide health crisis, the disease could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

BEYOND MEAT, INC.
Notes to Financial Statements (continued)

Note 13. Quarterly Results of Operations (Unaudited)
The following table presents selected unaudited quarterly financial data for each full quarterly period of 2019 and 2018:

	Three Months Ended(1)
(in thousands)	Mar. 31, 2018	Jun. 30, 2018	Sep. 29, 2018	Dec. 31, 2018	Mar. 30, 2019	Jun. 29, 2019	Sep. 28, 2019	Dec. 31, 2019
Net revenues	$12,776	$17,367	$26,277	$31,514	$40,206	$67,251	$91,961	$98,479
Cost of goods sold	10,719	14,755	21,235	23,651	29,435	44,510	59,178	65,018
Gross profit	2,057	2,612	5,042	7,863	10,771	22,741	32,783	33,461
Gross margin	16.1%	15.0%	19.2%	25.0%	26.8%	33.8%	35.6%	34.0%
Research and development expenses	1,605	2,497	2,165	3,320	4,498	4,212	5,951	5,989
Selling, general and administrative expenses	5,737	7,043	10,353	11,328	11,177	15,515	20,944	27,090
Restructuring expenses	294	348	528	345	394	847	2,319	1,309
Total operating expenses	7,636	9,888	13,046	14,993	16,069	20,574	29,214	34,388
(Loss) income from operations	(5,579)	(7,276)	(8,004)	(7,130)	(5,298)	2,167	3,569	(927)
Other (expense) income:
Interest expense	(47)	(28)	(313)	(740)	(733)	(741)	(855)	(742)
Remeasurement of warrant liability	(129)	(130)	(994)	133	(759)	(11,744)	—	—
Other, net	59	38	(31)	286	141	898	1,385	1,205
Total other (expense) income, net	(117)	(120)	(1,338)	(321)	(1,351)	(11,587)	530	463
(Loss) income before taxes	(5,696)	(7,396)	(9,342)	(7,451)	(6,649)	(9,420)	4,099	(464)
Income tax expense (benefit)	—	—	—	1	—	21	—	(12)
Net (loss) income	$(5,696)	$(7,396)	$(9,342)	$(7,452)	$(6,649)	$(9,441)	$4,099	$(452)
Net (loss) income per share available to common stockholders:
Basic	$(0.98)	$(1.22)	$(1.45)	$(1.10)	$(0.95)	$(0.24)	$0.07	$(0.01)
Diluted	$(0.98)	$(1.22)	$(1.45)	$(1.10)	$(0.95)	$(0.24)	$0.06	$(0.01)
______________

(1)
The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange

Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders and is incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.
Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our code of business conduct and ethics is posted on the investor relations page on our website which is located at https://investors.beyondmeat.com/investor-relations. We will post any amendments to our code of business conduct and ethics other than technical, administrative or other non-substantive amendments, or waivers of its requirements, on our website or in a Form 8-K filed with the SEC.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)(1) Financial Statements
See Index to Financial Statements in Item 8 of this report.
(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes those financial statements.
(a)(3) EXHIBITS.
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	10-Q	6/12/2019	3.1
3.2	Amended and Restated Bylaws.	10-Q	6/12/2019	3.2
4.1	Form of Common Stock Certificate.	S-1/A	3/27/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated as of October 5, 2018, by and among the Registrant and the other parties thereto.	S-1	11/16/2018	4.2
4.3	Description of Registrant’s Securities.				X
10.1	Standard Industrial/Commercial Single-Tenant Lease, dated as of January 18, 2017, by and between Smoky Hollow Industries, LLC and Registrant with attachments thereto.	S-1	11/16/2018	10.1
10.2	Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire LeMone Revocable Trust dated February 6, 2004 and Registrant and amendment thereto dated November 1, 2017.	S-1	11/16/2018	10.2
10.3	Second Lease Amendment to Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire Lemone Revocable Trust, dated May 6, 2019.				X
10.4	Third Lease Amendment to Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire Lemone Revocable Trust, dated March 16, 2020.				X
10.5	Lease, dated October 12, 2017, by and between LeMone Family Limited Partnership, LLLP and Registrant as amended by the Lease Amendment dated April 18, 2018.	S-1	11/16/2018	10.3

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.6	Amended and Restated Loan and Security Agreement (Revolving Line), dated as of June 27, 2018, by and between Silicon Valley Bank and Registrant.	S-1	11/16/2018	10.4
10.7	Loan and Security Agreement (Term Loan), dated June 27, 2018, by and between Silicon Valley Bank and Registrant.	S-1	11/16/2018	10.5
10.8	First Amendment to Loan and Security Agreement (Term Loan), dated September 27, 2018, by and between Silicon Valley Bank and Registrant.	S-1	11/16/2018	10.6
10.9	Intellectual Property Security Agreement, dated June 27, 2018, by and between Silicon Valley Bank and Registrant (Revolving Line).	S-1	11/16/2018	10.7
10.10	Intellectual Property Security Agreement, dated June 27, 2018, by and between Silicon Valley Bank and Registrant (Term Loan).	S-1	11/16/2018	10.8
10.11	Equipment Loan and Security Agreement, dated September 19, 2018, by and between Ocean II PLO, LLC and Registrant.	S-1	11/16/2018	10.9
10.12	Multi-Year Sales Agreement, dated January 10, 2020, by and between Roquette Frères and Beyond Meat, Inc.+	8-K	1/15/2020	10.1
10.13	Master Supply Agreement, dated as of December 21, 2018, between Registrant and PURIS Proteins, LLC.+	S-1/A	4/15/2019	10.21
10.14	Amendment No. 1 to PURIS Master Supply Agreement.	10-Q	9/28/2019	10.1
10.15	Form of Indemnification Agreement with directors and executive officers.*	S-1/A	1/9/2019	10.11
10.16	2011 Equity Incentive Plan, amended as of April 3, 2019, and related forms of stock award agreements.*	S-1/A	4/15/2019	10.12
10.17	2018 Equity Incentive Plan, and related forms of stock award agreements.*	S-1/A	1/9/2019	10.13
10.18	Amended form of 2018 Equity Incentive Plan stock option award agreement.*	10-Q	7/29/2019	10.1
10.19	Amended form of 2018 Equity Incentive Plan restricted stock unit award agreement.*	10-Q	7/29/2019	10.2
10.20	2018 Employee Stock Purchase Plan.*	S-1/A	1/9/2019	10.14
10.21	Executive Incentive Bonus Plan.*	S-1	11/16/2018	10.15
10.22	Form of Executive Change in Control Severance Agreement.*	S-1	11/16/2018	10.16

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.23	Option Amendment Letter, dated May 11, 2017, by and between Mark J. Nelson and Registrant.*	S-1	11/16/2018	10.17
10.24	Advisor Agreement, dated February 26, 2016, by and between Bernhard van Lengerich and Registrant, as amended on September 5, 2017.*	S-1	11/16/2018	10.18
10.25	Second Amended & Restated Consulting Agreement, dated April 8, 2019, by and between Seth Goldman and Registrant.*	S-1/A	4/15/2019	10.19
10.26	Employment Agreement by and between Registrant and Ethan Brown.*	S-1/A	1/9/2019	10.20
10.27	Amended and restated agreement, dated as of January 18, 2019, between Registrant and Chuck Muth.*	S-1/A	3/27/2019	10.23
10.28	Offer Letter dated April 29, 2019 with Teri L. Witteman.*	8-K	5/20/2019	10.1
10.29	Offer Letter dated August 1, 2019 with Sanjay Shah.*	8-K	9/19/2019	10.1
10.30	Offer Letter Correction dated March 3, 2020	8-K/A	3/5/2020	10.2
10.31	Letter Agreement, dated February 27, 2020, by and between Seth Goldman and Registrant.*				X
10.32	Letter Agreement, dated December 31, 2019, by and between Food System Strategies, LLC and Registrant.*				X
21.1	List of Subsidiaries of Beyond Meat, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1
Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
					X
31.2
Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
101
The following financial statements from the Company's Yearly Report on Form 10-K for the fiscal year ended December 31, 2019 formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) and (vi) Notes to Financial Statements, tagged as blocks of text and including detailed tags.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
_________________
* Indicates management contract or compensatory plan or arrangement.
** This certification is deemed furnished, and not filed, with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Beyond Meat, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

+ Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10)

ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEYOND MEAT, INC.

By:	/s/ Ethan Brown
Name:	Ethan Brown
Title:	President and Chief Executive Officer

Date: March 19, 2020
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ethan Brown	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 19, 2020
Ethan Brown

/s/ Mark J. Nelson	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 19, 2020
Mark J. Nelson

/s/ Seth Goldman	Chairman of the Board	March 19, 2020
Seth Goldman

/s/ Diane Carhart	Director	March 19, 2020
Diane Carhart

/s/ Raymond J. Lane	Director	March 19, 2020
Raymond J. Lane

/s/ Bernhard van Lengerich	Director	March 19, 2020
Bernhard van Lengerich, Ph.D.

/s/ Ned Segal	Director	March 19, 2020
Ned Segal

/s/ Christopher Isaac Stone	Director	March 19, 2020
Christopher Isaac Stone

/s/ Donald Thompson	Director	March 19, 2020
Donald Thompson

/s/ Kathy N. Waller	Director	March 19, 2020
Kathy N. Waller