Form 10-Q
period 2020-03-28
BEYOND MEAT, INC.
filed 2020-05-12
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                        ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 11, 2020, the registrant had 62,236,723 shares of common stock, $0.0001 par value per share, outstanding.

i

Note Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of the federal securities laws. We have based these forward-looking statements largely on our current opinions, expectations, beliefs, plans, objectives, assumptions and projections about future events and financial trends affecting the operating results and financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•
the effects of the coronavirus (“COVID-19”) pandemic, including on our supply chain, the demand for our products, and, in particular in our foodservice channel, our manufacturing facilities and operations, our ability to expand and produce in new geographic markets or the timing of such expansion efforts, and on overall economic conditions and consumer confidence and spending levels;

•	estimates of our expenses, future revenues, capital expenditures, capital requirements and our needs for additional financing;

•	our ability to effectively manage our growth;

•	the impact of adverse and uncertain economic conditions in the U.S. and international markets;

•	the effects of global outbreaks of pandemics or contagious diseases or fear of such outbreaks, such as the recent COVID-19 pandemic;

•	our estimates of the size of our market opportunities;

•	our ability to effectively expand our manufacturing and production capacity;

•	our ability to accurately forecast demand for our products and manage our inventory;

•	our ability to successfully enter new geographic markets, manage our international expansion and comply with any applicable laws and regulations;

•	the effects of increased competition from our market competitors and new market entrants;

•	the success of our marketing initiatives and the ability to grow brand awareness, maintain, protect and enhance our brand, attract and retain new customers and grow our market share;

•	our ability to attract, maintain and effectively expand our relationships with key strategic foodservice partners;

•	our ability to attract and retain our suppliers, distributors, co-manufacturers and customers;

•	our ability to procure sufficient high quality, raw materials to manufacture our products;

•	the availability of pea protein that meets our standards;

•	our ability to diversify the protein sources used for our products;

•	the volatility associated with ingredient and packaging costs;

•	real or perceived quality or health issues with our products or other issues that adversely affect our brand and reputation;

•	changes in the tastes and preferences of our consumers;

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

•	the ability of our suppliers and co-manufacturers to comply with food safety, environmental or other laws or regulations;

•	seasonality;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs and service our indebtedness;

•	economic conditions and the impact on consumer spending;

•	outcomes of legal or administrative proceedings;

•	our, our suppliers’ and our co-manufacturers’ ability to protect our proprietary technology, intellectual property and trade secrets adequately;

•	the impact of tariffs and trade wars; and

•
the risks discussed in Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 19, 2020 (the “2019 10-K”), Part II, Item 1A, “Risk Factors” included herein, and those discussed in other documents we file from time to time with the SEC.

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
This report also contains estimates and other statistical data obtained from independent parties and by us relating to market size and growth and other data about our industry and ultimate consumers. The number of retail and foodservice outlets are derived from data through March 28, 2020. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates and data.
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
As used herein, the terms “Beyond Meat,” “we,” “us,” “our” and the “Company” refer to Beyond Meat, Inc., a Delaware corporation, including its consolidated subsidiaries unless the context otherwise requires.
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

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS
BEYOND MEAT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	March 28, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$246,410	$275,988
Accounts receivable	36,333	40,080
Inventory	120,702	81,596
Prepaid expenses and other current assets	12,498	5,930
Total current assets	415,943	403,594
Property, plant, and equipment, net	61,758	47,474
Operating lease right-of-use assets	12,431	—
Other non-current assets, net	1,501	855
Total assets	$491,633	$451,923
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$48,219	$26,923
Wages payable	1,949	1,768
Accrued bonus	723	4,129
Current portion of operating lease liabilities	1,628	—
Accrued expenses and other current liabilities	5,297	3,805
Short-term borrowings under revolving credit line and bank term loan	14,094	11,000
Current portion of finance lease liabilities	73	72
Total current liabilities	$71,983	$47,697
Long-term liabilities:
Operating lease liabilities, net of current portion	$10,935	$—
Long-term portion of bank term loan, net	12,185	14,637
Equipment loan, net	4,347	4,932
Finance lease obligations and other long-term liabilities	202	567
Total long-term liabilities	$27,669	$20,136
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	$—	$—
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 61,857,377 and 61,576,494 shares issued and outstanding at March 28, 2020 and December 31, 2019, respectively	6	6
Additional paid-in capital	532,275	526,199
Accumulated deficit	(140,300)	(142,115)
Total stockholders’ equity	$391,981	$384,090
Total liabilities and stockholders’ equity	$491,633	$451,923

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net revenues	$97,074	$40,206
Cost of goods sold	59,383	29,435
Gross profit	37,691	10,771
Research and development expenses	6,194	4,498
Selling, general and administrative expenses	27,315	11,177
Restructuring expenses	2,373	394
Total operating expenses	35,882	16,069
Income (loss) from operations	1,809	(5,298)
Other income (expense), net:
Interest expense	(705)	(733)
Remeasurement of warrant liability	—	(759)
Other, net	710	141
Total other income (expense), net	5	(1,351)
Income (loss) before taxes	1,814	(6,649)
Income tax benefit	(1)	—
Net income (loss)	$1,815	$(6,649)
Net income (loss) per share available to common stockholders—basic	$0.03	$(0.95)
Weighted average common shares outstanding—basic	61,679,929	6,974,301
Net income (loss) per share available to common stockholders—diluted	$0.03	$(0.95)
Weighted average common shares outstanding—diluted	65,927,988	6,974,301
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and
Stockholders’ Equity (Deficit)
(In thousands, except share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	61,576,494	$6	$526,199	$(142,115)	$384,090
Net income	—	—	—	—	—	1,815	1,815
Issuance of common stock under equity incentive plans, net	—	—	280,883	—	1,002	—	1,002
Share-based compensation for equity classified awards	—	—	—	—	5,074	—	5,074
Balance at March 28, 2020	—	$—	61,857,377	$6	$532,275	$(140,300)	$391,981

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	41,562,111	$199,540	6,951,350	$1	$7,921	$(129,672)	$(121,750)
Net loss	—	—	—	—	—	(6,649)	(6,649)
Issuance of common stock under equity incentive plans	—	—	169,583	—	366	—	366
Share-based compensation for equity classified awards	—	—	—	—	855	—	855
Balance at March 30, 2019	41,562,111	$199,540	7,120,933	$1	$9,142	$(136,321)	$(127,178)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Three Months Ended
	March 28, 2020	March 30, 2019
Cash flows from operating activities:
Net income (loss)	$1,815	$(6,649)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,583	1,905
Non-cash lease expense	445	—
Share-based compensation expense	5,949	855
Amortization of debt issuance costs	57	58
Change in preferred and common stock warrant liabilities	—	759
Net change in operating assets and liabilities:
Accounts receivable	3,746	(3,568)
Inventories	(39,106)	(4,025)
Prepaid expenses and other assets	(6,255)	122
Accounts payable	16,651	(4,349)
Accrued expenses and other current liabilities	(2,608)	1,608
Operating lease liabilities	(479)	—
Long-term liabilities	—	4
Net cash used in operating activities	$(17,202)	$(13,280)
Cash flows from investing activities:
Purchases of property, plant and equipment	$(12,398)	$(3,795)
Proceeds from sale of fixed assets	—	132
Purchases of property, plant and equipment held for sale	(964)	(829)
Payment of security deposits	—	(501)
Net cash used in investing activities	$(13,362)	$(4,993)
Cash flows from financing activities:
Principal payments under finance lease obligations	(16)	(9)
Proceeds from exercise of stock options	1,014	366
Payments of minimum withholding taxes on net share settlement of equity awards	(12)	—
Payments of deferred offering costs	—	(946)
Net cash provided by (used in) financing activities	$986	$(589)
Net decrease in cash and cash equivalents	$(29,578)	$(18,862)
Cash and cash equivalents at the beginning of the period	275,988	54,271
Cash and cash equivalents at the end of the period	$246,410	$35,409
(continued on the next page)

BEYOND MEAT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Three Months Ended
	March 28, 2020	March 30, 2019
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$682	$715
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$5,907	$589
Offering costs, accrued not yet paid	$—	$69
Non-cash additions to property, plant and equipment held for sale	$156	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities	$981	$—
(concluded)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Introduction
The Company
Beyond Meat, Inc., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company”), is one of the fastest growing food companies in the United States, offering a portfolio of revolutionary plant-based meats. The Company builds meat directly from plants, an innovation that enables consumers to experience the taste, texture and other sensory attributes of popular animal-based meat products while enjoying the nutritional and environmental benefits of eating the Company’s plant-based meat products.
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
The Company sells to a variety of customers in the retail and foodservice channels throughout the United States and internationally primarily through distributors who purchase, store, sell, and deliver the Company’s products. In addition, the Company sells directly to customers in the retail and foodservice channels who handle their own distribution. All of the Company’s long-lived assets are located in the United States.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The global spread and unprecedented impact of COVID-19 has created significant volatility, uncertainty and economic disruption. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business. While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, the Company expects that its business operations and results of operations, including its net revenues, earnings and cash flows, will be adversely impacted for at least the balance of 2020.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2020 or for any other interim period or for any other future fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 19, 2020 (the “2019 10-K”). The condensed balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date. There have been

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

no material changes in the Company’s significant accounting policies from those that were disclosed in the 2019 10-K, except as noted below.
Principles of Consolidation
On January 14, 2020, the Company registered its new subsidiary, Beyond Meat EU B.V., in the Netherlands. The condensed consolidated financial statements for the period ended March 28, 2020 include the accounts of the Company and this subsidiary. All inter-company balances and transactions have been eliminated. Subsequent to the three months ended March 28, 2020, on April 28, 2020, the Company registered its new subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd., in the Zhejiang Province in China.
Management’s Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company include trade promotion accruals; useful lives of property, plant and equipment; valuation of deferred tax assets; valuation of inventory; incremental borrowing rate used to determine operating lease right-of-use assets and operating lease liabilities; assessment of contract-based factors, asset-based factors, entity-based factors and market-based factors to determine the lease term impacting right-of-use assets and lease liabilities; valuation of the fair value of common stock and preferred stock in the remeasurement of warrants and liabilities; and the valuation of the fair value of stock options used to determine share-based compensation expense. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.
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

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Company for debt with similar terms, the carrying value of the line of credit, term debt with its bank, and equipment loan approximate fair value as well.
The Company had no financial instruments measured at fair value on a recurring basis as of March 28, 2020 and December 31, 2019, other than the liability classified share-settled obligation to one of the Company’s executive officers as discussed in Note 9 which represents a Level 1 financial instrument. There was no change in the fair value of the liability-classified share-settled obligation in the three months ended March 28, 2020. There were no transfers of financial asset or liabilities into or out of Level 1, Level 2 or Level 3 for the three months ended March 28, 2020.
Prior to the IPO, the stock warrant liability was measured at fair value using Level 3 inputs upon issuance and at each reporting date. Inputs used to determine the estimated fair value of the warrant liability as of the valuation date included expected term of the warrants, the risk-free interest rate, volatility, and the fair value of underlying shares.
The following table sets forth a summary of the changes in the fair value of the preferred and common stock warrant liabilities:

	Three Months Ended
(in thousands)	March 28, 2020	March 30, 2019
Beginning balance	$—	$1,918
Change in fair value of warrant liability	—	759
Ending balance	$—	$2,677

The Company remeasured and reclassified the common stock warrant liability to additional paid-in-capital in connection with the IPO. The final re-measurement of the preferred stock warrant was based upon the publicly available stock price on the conversion date. Subsequent to the closing of the IPO, all outstanding warrants to purchase shares of common stock were cashless exercised and no warrants were outstanding as of March 28, 2020.
Revenue Recognition
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
Revenue is measured as the amount of consideration the Company expects to receive in exchange for fulfilling the performance obligation. Sales and other taxes the Company collects concurrent with the sale of products are excluded from revenue. The Company's normal payment terms vary by the type and location of its customers and the products offered. The time between invoicing and when payment is due is not significant. None of the Company's customer contracts as of March 28, 2020 contains a significant financing component.
The Company routinely offers sales discounts and promotions through various programs to its customers and consumers. These programs include rebates, temporary on shelf price reductions, off invoice discounts, retailer advertisements, product coupons and other trade activities. Provision for discounts and incentives are recorded in the same period in which the related revenues are recognized. At the end of each accounting period, the Company recognizes a liability for estimated sales discounts that have been incurred but not paid which totaled $2.8 million and $1.6 million as of March 28, 2020 and December 31, 2019, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. The incremental cost to obtain contracts was not material.
Presentation of Net Revenues by Channel
Effective January 1, 2020, the Company began presenting net revenues by geography and distribution channel as follows:

Distribution Channel	Description
U.S. Retail	Net revenues from retail sales to the U.S. market
U.S. Foodservice	Net revenues from restaurant and foodservice sales to the U.S. market
International Retail	Net revenues from retail sales to international markets, including Canada
International Foodservice	Net revenues from restaurant and foodservice sales to international markets, including Canada

Net revenues from sales to the Canadian market, previously included with net revenues from sales to the U.S. market, have been reclassified to International net revenues. Prior period amounts have been recast to conform to the current period presentation. The foregoing change in presentation had no impact on the Company’s net revenues, results of operations or cash flows.
Effective January 1, 2020, the Company also eliminated the presentation of net revenues by platform as it is no longer material to an understanding of the Company's financial results. Previously, the Company presented net revenues by platform for its “ready-to-cook” or fresh platform, and “ready-to-heat” or frozen platform. Gross revenues from sales of products in the Company's frozen platform were 5.5% of gross revenues in the year ended December 31, 2019, as compared to 16.3% of gross revenues in the year ended December 31, 2018.
The following table presents the Company’s net revenues by channel:

	Three Months Ended
(in thousands)	March 28, 2020	March 30, 2019
Net revenues:
U.S.:
Retail	$49,923	$19,461
Foodservice	22,631	8,834
U.S. net revenues	72,554	28,295
International:
Retail	5,952	118
Foodservice	18,568	11,793
International net revenues	24,520	11,911
Net revenues	$97,074	$40,206

Two distributors accounted for approximately 13% and 12%, respectively, of the Company’s gross revenues in the three months ended March 28, 2020; and two distributors each accounted for approximately 21% of the Company’s gross revenues in the three months ended March 30, 2019. No other distributor or customer accounted for more than 10% of the Company’s gross revenues in the three months ended March 28, 2020 or March 30, 2019.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Shipping and Handling Costs
Outbound shipping and handling costs included in selling, general and administrative (“SG&A”) expenses in the three months ended March 28, 2020 and March 30, 2019 were $1.6 million and $1.3 million, respectively.
Related-Party Transactions
Seth Goldman
The Company entered into a consulting agreement with Seth Goldman, the Company’s former Executive Chair, on March 2, 2016, which was amended and restated on November 15, 2018 and further amended on April 8, 2019. Pursuant to the consulting agreement, the Company agreed to pay Mr. Goldman $20,210 per month for services rendered under the consulting agreement.
Effective February 27, 2020, Seth Goldman resigned as Executive Chair of the Company and the consulting agreement terminated.  Following such resignation, Mr. Goldman has continued to serve as a Class I director and Chair of the Board of the Company.  Total consulting fees earned by Mr. Goldman under the consulting agreement for services in the quarter ended March 28, 2020 and March 30, 2019 were $60,631 and $43,750, respectively.
Recently Adopted Accounting Pronouncements
As an “emerging growth company” (“EGC”), the Jumpstart Our Business Startups Act (the “JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company expects to lose its EGC status upon the filing of the Form 10-K for the year ending December 31, 2020, when it expects to qualify as a Large Accelerated Filer based upon the current market capitalization of the Company according to Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, the Company has elected to use the adoption dates applicable to public companies beginning in the first quarter of 2020 and the adoption dates for the new accounting pronouncements disclosed below have been evaluated under such premise.
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”), which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to Accounting Standards Codification (“ASC”) 840, “Leases” (“ASC 840”). ASU 2016-02 requires that a lessee recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term.
On January 1, 2020, the Company adopted ASU 2016-02 using the modified retrospective approach, which permits application of this new guidance at the beginning of the period of adoption, with comparative periods continuing to be reported under ASC 840. The Company also elected the package of practical expedients permitted under the transition guidance within ASU 2016-02, which among other things, permits the Company to not reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight practical expedient or the practical expedient pertaining to land easements, the latter not being applicable to the Company. As part of this adoption, the Company elected not to record operating right-of-use assets or operating lease liabilities for leases with an initial term of 12 months or less. Payments on those leases will be recognized on a straight-line basis through the Company’s condensed consolidated statements of operations over the lease term. The Company also elected to combine lease and non-lease components on all new or modified operating leases into a single lease component for all classes of assets. See Note 4.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

New Accounting Pronouncements
On December 18, 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)” (“ASU 2019-12”). ASU 2019-12 eliminates the need for an organization to analyze whether the following apply in a given period (1) exceptions to the incremental approach for intra-period tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments, and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax, and (4) enacted changes in tax laws in interim periods. For public business entities, the amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. ASU 2019-12 is effective for the Company beginning on January 1, 2021. Adoption of ASU 2019-12 is not expected to result in any material changes to the way the tax provision is prepared and is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.
On March 12, 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The amendments in ASU 2020-04 provide temporary optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions to ease the potential accounting and financial reporting burden associated with transitioning away from reference rates that are expected to be discontinued, including the London Interbank Offered Rate (LIBOR). ASU 2020-04 is effective for the Company as of March 12, 2020 and generally can be applied through December 31, 2022. The Company is currently evaluating ASU 2020-04 and does not expect the adoption of ASU 2020-04 to have a material impact on the Company’s financial position, results of operations, or cash flows.
Note 3. Restructuring
In May 2017, management approved a plan to terminate the Company’s exclusive supply agreement (the “Agreement”) with one of its co-manufacturers, due to non-performance under the Agreement and on May 23, 2017, the Company notified the co-manufacturer of its decision to terminate the Agreement. In the three months ended March 28, 2020 and March 30, 2019, the Company recorded $2.4 million and $0.4 million, respectively, in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. See Note 10 for further information. As of March 28, 2020 and December 31, 2019, the Company had $2.7 million and $1.1 million, respectively, in accrued and unpaid restructuring expenses.
Note 4. Leases
Leases are classified as either finance leases or operating leases based on criteria in ASC 842. The Company has operating leases for its corporate offices including its Manhattan Beach Innovation Center where the Company’s research and development facility is located, its manufacturing facilities, warehouses and vehicles, and finance leases for certain of the Company’s equipment. Such leases generally have original lease terms between two and 13 years, and often include one or more options to renew. Some leases also include early termination options, which can be exercised under specific conditions. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company currently considers its renewal options to be reasonably certain to be exercised. The Company does not have residual value guarantees or material restrictive covenants associated with its leases.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

On January 1, 2020, the Company adopted ASU 2016-02 using the modified retrospective approach, which permits application of this new guidance at the beginning of the period of adoption, with comparative periods continuing to be reported under ASC 840.
Operating lease assets represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments at lease commencement. The Company calculates the present value of its operating leases using an estimated incremental borrowing rate, which requires judgment. The Company estimates the incremental borrowing rate for each operating lease based on prevailing market rates for collateralized debt in a similar economic environment with similar payment terms and maturity dates commensurate with the terms of the lease. Certain leases contain variable payments, which are expensed as incurred and not included in the Company’s operating lease right-of-use assets and operating lease liabilities. These amounts primarily include payments for maintenance, utilities, taxes, and insurance on the Company’s corporate, research and development, and manufacturing facilities and warehouse leases and are excluded from the present value of the Company’s lease obligations.
Previously designated capital leases under ASC 840 are now considered finance leases under ASC 842. The Company calculates the present value of its finance leases using the interest rate implicit in the lease agreement.
Upon adoption of ASU 2016-02, the Company recognized operating lease right-of-use assets of $11.9 million adjusted for $0.3 million previously recorded as deferred rent and $0.2 million previously recorded as prepaid rent on the Company’s condensed consolidated balance sheets. The Company also recorded $1.4 million in current operating lease liabilities and $10.6 million in operating lease liabilities, net of current portion.
As part of this adoption, the Company elected to not record operating lease right-of-use assets or operating lease liabilities for leases with an initial term of 12 months or less. The Company also elected to combine lease and non-lease components on all new or modified operating leases into a single lease component for all classes of assets.
The components of lease expense were as follows:

(in thousands)	Statement of Operations Location	Three Months Ended March 28, 2020
Operating lease cost:
Lease cost	Cost of goods sold	$184
Lease cost	Research and development expenses	125
Lease cost	Selling, general and administrative expenses	112
Variable lease cost (1)	Cost of goods sold	6
Operating lease cost		$427
Short-term lease cost	Selling, general and administrative expenses	$64
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$18
Interest on lease liabilities	Interest expense	4
Finance lease cost		$22
Total lease cost		$513
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental balance sheet information as March 28, 2020 related to leases are as follows:

(in thousands)	Balance Sheet Location	March 28, 2020
Assets
Operating leases	Operating lease right-of-use assets	$12,431
Finance leases	Property, plant and equipment, net	269
Total lease assets		$12,700

Liabilities
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$1,628
Finance lease liabilities	Current portion of finance lease liabilities	73
Long-term:
Operating lease liabilities	Operating lease liabilities, net of current portion	10,935
Finance lease liabilities	Finance lease obligations and other long-term liabilities	202
Total lease liabilities		$12,838

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year, as of March 28, 2020:

	March 28, 2020
(in thousands)	Operating Leases	Finance Leases
Remainder of 2020	$1,435	$64
2021	2,168	80
2022	2,059	71
2023	1,980	58
2024	1,396	30
2025	1,281	—
Thereafter	3,855	—
Total undiscounted future minimum lease payments	14,174	303
Less imputed interest	(1,611)	(28)
Total discounted future minimum lease payments	$12,563	$275

Weighted average remaining lease terms and weighted average discount rates were:

	March 28, 2020
(in thousands)	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	8.2	3.9
Weighted average discount rate	3.0%	5.4%

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

A schedule of the future minimum rental commitments under the Company’s capital lease agreements and non-cancelable operating lease agreements with an initial or remaining term in excess of one year as of December 31, 2019, in accordance with ASC 840 were as follows:

(in thousands)	Capital Lease Obligations	Operating Lease Obligations
2020	$86	$1,878
2021	80	1,813
2022	71	1,817
2023	58	1,840
2024	30	1,353
Thereafter	—	5,167
Total minimum lease payments		$13,868
Total minimum lease payments	$325
Less: imputed interest (4.1% to 15.9%)	(34)
Total capital lease obligations	$291
Less: current portion of capital lease obligations	(72)
Long-term capital lease obligations	$219

Note 5. Inventories
Major classes of inventory were as follows:

(in thousands)	March 28, 2020	December 31, 2019
Raw materials and packaging	$49,741	$36,884
Work in process	18,851	17,958
Finished goods	52,110	26,754
Total	$120,702	$81,596

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 6. Property, Plant and Equipment
Property, plant, and equipment are stated at cost and finance lease assets are included. A summary of property, plant, and equipment as of March 28, 2020 and December 31, 2019, is as follows:

(in thousands)	March 28, 2020	December 31, 2019
Manufacturing equipment	$46,204	$37,939
Research and development equipment	9,307	8,933
Leasehold improvements	7,672	7,620
Finance leases	287	1,108
Software	354	274
Furniture and fixtures	455	433
Vehicles	378	210
Assets not yet placed in service	20,336	11,666
Total property, plant and equipment	$84,993	$68,183
Less: accumulated depreciation and amortization	23,235	20,709
Property, plant and equipment, net	$61,758	$47,474

Depreciation and amortization expense for the three months ended March 28, 2020 and March 30, 2019, was $2.6 million and $1.9 million, respectively. Of the total depreciation and amortization expense in the three months ended March 28, 2020 and March 30, 2019, $1.9 million and $1.4 million, respectively, were recorded in cost of goods sold, and $0.7 million and $0.5 million, respectively, were recorded in research and development expenses in the Company’s condensed consolidated statements of operations.
The Company had $3.7 million and $2.6 million in property, plant and equipment concluded to meet the criteria for assets held for sale in prepaid expenses and other current assets on the condensed consolidated balance sheets as of March 28, 2020 and December 31, 2019, respectively. The Company expects to sell such assets in 2020 for amounts that approximate book value.
Note 7. Debt
The Company’s debt balances are detailed below:

(in thousands)	March 28, 2020	December 31, 2019
Revolving credit facility	$6,000	$6,000
Term loan facility	20,000	20,000
Equipment financing loan	5,000	5,000
Debt issuance costs	(374)	(431)
Total debt outstanding	$30,626	$30,569
Less: current portion of long-term debt	14,094	11,000
Long-term debt	$16,532	$19,569

The Company records debt issuance costs as a reduction of carrying value of the debt in the accompanying condensed consolidated balance sheets. Debt issuance costs, net of amortization, totaled $0.4 million and $0.4 million as of March 28, 2020 and December 31, 2019, respectively. Debt issuance costs are amortized as interest expense over the term of the loan for which amortization of $57,000 and $58,000 was recorded during the three months ended March 28, 2020 and March 30, 2019, respectively.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Amended and Restated Loan and Security Agreement
As of March 28, 2020 and December 31, 2019, the Company had $6.0 million and $20.0 million in borrowings on the revolving credit facility and term loan facility, respectively, with Silicon Valley Bank (collectively, the “SVB Credit Facilities”) and had no availability to borrow under these facilities. In the three months ended March 28, 2020 and March 30, 2019, the Company incurred $0.4 million and $0.6 million, respectively, in interest expense related to the SVB Credit Facilities. The interest rates on the revolving credit facility and the term loan facility at March 28, 2020 were 4.00% and 7.25%, respectively. The Company was in compliance with the financial covenants in the SVB Credit Facilities as of March 28, 2020.
On April 21, 2020, the Company entered into a secured revolving credit agreement (the “2020 Credit Agreement”). Concurrently with the effectiveness of the 2020 Credit Agreement, on April 21, 2020, the Company terminated the SVB Credit Facilities. See Note 13.
Equipment Loan Facility
The Company had $5.0 million in borrowings outstanding as of March 28, 2020 and December 31, 2019 under the equipment loan facility with Structural Capital Investments II, LP, as Lender, and Ocean II, PLC, LLC, as collateral agent and administrative agent (the “Equipment Loan Facility”). The interest rate on the Equipment Loan Facility at March 28, 2020 was 11.00%. In each of the three months ended March 28, 2020 and March 30, 2019, the Company recorded $0.1 million in interest expense related to the Equipment Loan Facility. The Company was in compliance with the financial covenants contained in the Equipment Loan Facility as of March 28, 2020. Concurrently with the effectiveness of the 2020 Credit Agreement, on April 21, 2020, the Company terminated the Equipment Loan Facility. See Note 13.
Note 8. Stockholders’ Equity
As of March 28, 2020, the Company’s shares consisted of 500,000,000 authorized shares of common stock, par value $0.0001 per share, of which 61,857,377 shares of common stock were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
As of December 31, 2019, the Company’s shares consisted of 500,000,000 authorized shares of common stock, par value $0.0001 per share, of which 61,576,494 shares were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
The Company has not declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of its capital stock.
Note 9. Share-Based Compensation
In 2019, the Company’s 2011 Equity Incentive Plan was amended, restated and re-named the 2018 Equity Incentive Plan (“2018 Plan”), and the remaining shares available for issuance under the 2011 Plan were added to the shares reserved for issuance under the 2018 Plan. As of January 1, 2020, the maximum aggregate number of shares that may be issued under the 2018 Plan increased to 16,626,877 shares.
As of March 28, 2020 and December 31, 2019, there were 5,120,996 and 5,170,976 shares, respectively, issuable under stock options outstanding, 285,998 and 149,004 shares, respectively, issuable under unvested RSUs outstanding, 6,146,343 and 5,864,738 shares, respectively, issued for stock option exercises, RSU settlement, and restricted stock grants, and 5,073,409 and 3,297,638 shares, respectively, available for grants under the 2018 Plan.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Stock Options
Following are the assumptions used in the Black-Scholes valuation model for options granted during the three months ended March 28, 2020:

Three Months Ended
March 28, 2020
Risk-free interest rate	0.8%
Average expected term (years)	7.0
Expected volatility	55.0%
Dividend yield	—

Option grants to new employees in the three months ended March 28, 2020 vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period, subject to continued employment through the vesting date. Option grants to continuing employees in the three months ended March 28, 2020 vest monthly over a 48-month period, subject to continued employment through the vesting date. There were no option grants in the three months ended March 30, 2019.
The following table summarizes the Company’s stock option activity during the three months ended March 28, 2020:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2019	5,170,976	$14.28	7.5	$329,879
Granted	235,870	$96.10	—	$—
Exercised	(278,397)	$3.69	—	$26,402
Cancelled/Forfeited	(7,453)	$14.07	—	$—
Outstanding at March 28, 2020	5,120,996	$18.62	7.4	$265,072
Vested and exercisable at March 28, 2020	2,484,356	$2.75	5.9	$157,524
Vested and expected to vest at March 28, 2020	4,314,757	$13.30	7.1	$239,635
__________
(1) Aggregate intrinsic value is calculated as the difference between the value of common stock on the transaction date and the exercise price multiplied by the number of shares issuable under the stock option.

During the three months ended March 28, 2020 and March 30, 2019, the Company recorded in aggregate $3.0 million and $0.6 million, respectively, of share-based compensation expense related to options issued to employees and nonemployees. The share-based compensation expense is included in cost of goods sold, research and development expenses, and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of March 28, 2020, there was $15.0 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over 2.6 years.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Restricted Stock Units
RSU grants to new employees in the three months ended March 28, 2020 vest 25% of the total award on the first anniversary of the grant date, and thereafter ratably vesting quarterly over the remaining three years of the award, subject to continued employment through the vesting date. RSU grants in the three months ended March 28, 2020 to continuing employees vest quarterly over 16 quarters, subject to continued employment through the vesting date. RSU grants to consultants in the three months ended March 28, 2020 vest quarterly over 8 quarters, subject to continued service through the vesting date. There were no RSU grants in the three months ended March 30, 2019.
The following table summarizes the Company’s RSU activity during the three months ended March 28, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2019	149,004	$132.82
Granted	141,802	$96.10
Vested and released(1)	(3,208)	$90.10
Cancelled/Forfeited(1)	(1,600)	$—
Unvested at March 28, 2020	285,998	$115.24
________
(1) Includes 130 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2018 Plan.

During the three months ended March 28, 2020 and March 30, 2019, the Company recorded in aggregate $1.6 million and $0, respectively, of share-based compensation expense related to RSUs. The share-based compensation expense is included in cost of goods sold, research and development expenses, and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of March 28, 2020, there was $9.8 million in unrecognized compensation expense related to unvested RSUs which is expected to be recognized over 2.5 years.
Share-Settled Obligation
Share-based compensation expense in the three months ended March 28, 2020 includes $0.9 million in share-based compensation expense for a liability classified, share-settled obligation to an executive officer related to a sign-on award pursuant to the terms of the executive officer’s offer letter with the Company. There was no such expense in the three months ended March 28, 2019. The share-based compensation expense related to share-settled obligation is included in SG&A expenses in the Company’s condensed consolidated statements of operations. The liability classified award is considered unearned until the requirements for issuance of the shares are met and is included in Accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets as of March 28, 2020 and December 31, 2019 in the amount of $1.9 million and $1.0 million, respectively. As of March 28, 2020, there was $5.1 million in unrecognized compensation expense related to this share-settled obligation which is expected to be recognized over 1.5 years.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Restricted Stock to Nonemployees
The following table summarizes the Company’s restricted stock activity during the three months ended March 28, 2020:

	Number of Shares of Restricted Stock	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2019	88,988	1.2	$19.49
Granted	—	—	$—
Vested/Released	(24,612)	—	$19.38
Cancelled/Forfeited	—	—	$—
Unvested at March 28, 2020	64,376	0.9	$19.63

As of March 28, 2020, 64,376 shares of restricted stock had been purchased by nonemployee brand ambassadors which remained subject to vesting requirements and repurchase pursuant to restricted stock purchase agreements.
During the three months ended March 28, 2020 and March 30, 2019, the Company recorded in aggregate $0.4 million and $0.3 million, respectively, of share-based compensation expense related to restricted stock issued to nonemployee brand ambassadors, which is included in SG&A expenses in the Company’s condensed consolidated statements of operations.
As of March 28, 2020, there was $1.2 million in unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over 0.9 years.
Employee Stock Purchase Plan
As of March 28, 2020, the maximum aggregate number of shares that may be issued under the 2018 Employee Stock Purchase Plan (“ESPP”) increased to 1,340,325 shares of common stock, including an increase of 536,130 shares effective January 1, 2020 under the terms of the ESPP. The 2018 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the 2018 ESPP.
Note 10. Commitments and Contingencies
Leases
On March 16, 2020, the Company amended an operating lease for its manufacturing facility in Columbia, Missouri, to extend the lease term for two years to June 30, 2022.
Also see Note 4.
Purchase Commitments
On January 10, 2020, the Company and Roquette Frères (“Roquette”) entered into a multi-year sales agreement pursuant to which Roquette will provide the Company with plant-based protein. The agreement expires on December 31, 2022; however it can be terminated after 18 months under certain circumstances. This agreement increases the amount of plant-based protein to be supplied by Roquette in each of 2020, 2021 and 2022 compared to the amount supplied 2019. The plant-based protein sourced under the supply agreement is secured on a purchase order basis regularly, per specified minimum monthly and semi-annual quantities, throughout the term. The Company is not required to purchase plant-based protein in amounts in excess of such specified minimum quantities; however the Company has the

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

option to increase such minimum quantities for delivery in each of 2021 and 2022. The total annual amount purchased each year by the Company must be at least the minimum amount specified in the agreement, which totals in the aggregate $154.1 million over the term of the agreement. The Company also has the right to be indemnified by Roquette in certain circumstances.
As of March 28, 2020, the Company had committed to purchase pea protein inventory totaling $198.1 million, approximately $64.7 million in the remainder of 2020, $74.9 million in 2021, and $58.5 million in 2022.
In addition, as of March 28, 2020, the Company had approximately $27.3 million in purchase order commitments for capital expenditures primarily to purchase machinery and equipment. Payments for these purchases will be due within twelve months.
Litigation
On May 25, 2017, Don Lee Farms, a division of Goodman Food Products, Inc., filed a complaint against the Company in the Superior Court of the State of California for the County of Los Angeles asserting claims for breach of contract, misappropriation of trade secrets, unfair competition under the California Business and Professions Code, money owed and due, declaratory relief and injunctive relief, each arising out of our decision to terminate an exclusive supply agreement between the Company and Don Lee Farms. The Company denies all of these claims and filed counterclaims on July 27, 2017, alleging breach of contract, unfair competition under the California Business and Professions Code and conversion. In October 2018, the former co-manufacturer filed an amended complaint that added one of the Company’s current contract manufacturers as a defendant, principally for claims arising from the current contract manufacturer’s alleged use of the former co-manufacturer’s alleged trade secrets, and for replacing the former co-manufacturer as one of the Company’s current co-manufacturers. The current contract manufacturer filed an answer denying all of Don Lee Farms’ claims and a cross-complaint against Beyond Meat asserting claims of total and partial equitable indemnity, contribution, and repayment. On March 11, 2019, Don Lee Farms filed a second amended complaint to add claims of fraud and negligent misrepresentation against the Company. On May 30, 2019, the judge denied the Company’s motion to dismiss the fraud and negligent misrepresentation claims, allowing the claims to proceed. On June 19, 2019, the Company filed an answer denying Don Lee Farms' claims.  On January 27, 2020, Don Lee Farms filed a third amended complaint to add three individual defendants, all of whom are current or former employees of the Company, including Mark Nelson, the Company’s Chief Financial Officer and Treasurer, to Don Lee Farms’ existing fraud and negligent misrepresentation claims alleging that those individuals were involved in the alleged fraud and negligent misrepresentations. The individual defendants deny all allegations of fraud and negligent misrepresentations.  On January 24, 2020, a writ judge granted Don Lee Farms a right to attach in the amount of $628,689 on the grounds that Don Lee Farms had established a “probable validity” of its claim that the Company owes it money for a small batch of unpaid invoices.  This determination was not made by the trial judge.  The trial judge has yet to determine the legitimacy or merits of Don Lee Farms’ claims.  The previous trial date, May 18, 2020, has been continued.  Trial is currently set for February 8, 2021.
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
The Company believes it was justified in terminating the supply agreement with Don Lee Farms, that the Company did not misappropriate their alleged trade secrets, that the Company is not liable for the fraud or negligent misrepresentation alleged in the proposed second amended complaint, that Don Lee Farms is liable for the conduct alleged in the Company’s cross-complaint, and that the Company is not

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

liable to ProPortion for any indemnity, contribution, or repayment, including for any damages or attorneys’ fees and costs. The Company is currently in the process of litigating this matter and intends to vigorously defend itself and its current and former employees against the claims. The Company cannot assure you that Don Lee Farms or the current contract manufacturer will not prevail in all or some of their claims against the Company or the individual defendants, or that the Company will prevail in some or all of its claims against Don Lee Farms. For example, if Don Lee Farms succeeds in the lawsuit, the Company could be required to pay damages, including but not limited to contract damages reasonably calculated at what the Company would have paid Don Lee Farms to produce its products through 2019, the end of the contract term, and Don Lee Farms could also claim some ownership in the intellectual property associated with the production of certain of the Company’s products or in the products themselves, and thus claim a stake in the value the Company has derived and will derive from the use of that intellectual property after the Company terminated its supply agreement with Don Lee Farms. Based on the Company’s current knowledge, the Company has determined that the amount of any material loss or range of any losses that is reasonably possible to result from this lawsuit is not estimable.
On January 30, 2020, Larry Tran, a purported shareholder of Beyond Meat, filed a putative securities class action lawsuit in the United States District Court for the Central District of California against Beyond Meat and two of the Company’s executive officers, the Company’s President and CEO, Ethan Brown, and the Company’s Chief Financial Officer and Treasurer, Mark Nelson. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act and is premised on allegedly false or misleading statements, and alleged non-disclosure of material facts, related to the Company’s public disclosures regarding the Company’s ongoing litigation with Don Lee Farms during the proposed class period of May 2, 2019 to January 27, 2020. The Court has not yet entered an order appointing a lead plaintiff or lead counsel. The Company believes the claims are without merit and intends to vigorously defend all claims asserted.
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
On April 1, 2020, the United States District Court for the Central District of California entered an order consolidating the Weiner action and the Brink action for all purposes and designated the consolidated case In re: Beyond Meat, Inc. Derivative Litigation. On April 13, 2020, the Court entered an order appointing co-lead counsel for the consolidated derivative action.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
Note 11. Income Taxes
For the three months ended March 28, 2020, the Company recorded $1,000 in income tax benefit in its condensed consolidated statements of operations. No income tax expense (benefit) was recorded for the three months ended March 30, 2019.
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
As of March 28, 2020, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with respect to net operating loss and credit carryforwards.
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).  The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the U.S. economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act.
Due to the recent enactment of the CARES Act, the Company is currently evaluating the impact, if any, that the CARES Act will have on its financial position, results of operations or cash flows. Currently the Company does not expect the enactment of CARES Act will have a material impact on the Company’s financial position, results of operations or cash flows.
Note 12. Net Income (Loss) Per Share Available to Common Stockholders
The Company calculates basic and diluted net income (loss) per share available to common stockholders in conformity with the two-class method required for companies with participating securities. Computation of EPS for the three months ended March 28, 2020 includes the dilutive effect of 4,159,406 shares issuable under stock options with exercise prices below the closing price of the Company's common stock on the last trading day of the applicable period, 33,602 RSUs, and 55,051 shares of

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

common stock that are issuable to an officer in settlement of an obligation to deliver a variable number of shares based on a fixed monetary amount (see Note 9), but excludes the dilutive effect of 281,355 option shares and 68,503 RSUs because their inclusion would be anti-dilutive.

(in thousands, except share and per share amounts)	Three Months Ended
	March 28, 2020	March 30, 2019
Numerator:
Undistributed net income (loss) available to common stockholders	$1,813	$(6,649)
Undistributed net income available to unvested restricted stockholders	2	—
Net income (loss) available to common stockholders—basic	1,815	(6,649)
Denominator:
Weighted average common shares outstanding—basic	61,679,929	6,974,301
Dilutive effect of shares issuable under stock options	4,159,406	—
Dilutive effect of RSUs	33,602	—
Dilutive effect of share-settled obligation	55,051	—
Weighted average common shares outstanding—diluted	65,927,988	6,974,301
Net income (loss) per share available to common stockholders—basic	$0.03	$(0.95)
Net income (loss) per share available to common stockholders—diluted	$0.03	$(0.95)

Note 13. Subsequent Event
New Revolving Credit Agreement
On April 21, 2020, the Company entered into a $150 million five-year secured revolving credit agreement (previously defined as the 2020 Credit Agreement) by and among the Company, the lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as the administrative agent (the “Administrative Agent”). JPMorgan Chase Bank, N.A. and Silicon Valley Bank acted as joint bookrunners and joint lead arrangers under the 2020 Credit Agreement. The 2020 Credit Agreement includes an accordion feature for up to an additional $200 million. Capitalized terms used below but not defined have the meanings ascribed to such terms in the 2020 Credit Agreement.
Concurrently with the effectiveness of the 2020 Credit Agreement, on April 21, 2020, the Company terminated the SVB Credit Facilities and the Equipment Loan Facility, and incurred an aggregate of $1.2 million of termination, prepayment, and related fees in connection with such terminations.
Amounts available under the 2020 Credit Agreement are for working capital needs, for general corporate purposes and to refinance certain existing indebtedness, as the Company deems necessary. Borrowings under the 2020 Credit Agreement will bear interest, at the Company’s option, calculated according to an Alternate Base Rate or LIBO Rate, as the case may be, plus an applicable margin. Until the delivery to the Administrative Agent of the Company’s consolidated financial information for the fiscal quarter ending September 30, 2020, the applicable margin shall be 1.5% per annum for Alternate Base Rate loans and 2.5% per annum for LIBO Rate loans. Thereafter, the applicable margin for Alternate Base Rate loans will range from 1.25% to 1.75% per annum, and the applicable margin for LIBO Rate loans will range from 2.25% to 2.75% per annum, in each case, based on the Company’s total leverage ratio at the end of each quarter.
The Company is required to pay an unused commitment fee of 0.375% per annum, which shall accrue at the applicable rate on the daily amount of the undrawn portion of the commitment of each Lender. Letters of credit issued under the 2020 Credit Agreement are subject to customary letter of credit fees. The Company’s

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

obligations under the 2020 Credit Agreement are secured by substantially all of its assets, subject to customary exceptions set forth in the 2020 Credit Agreement. In addition, to the extent the Company forms or acquires any domestic subsidiaries, such domestic subsidiaries will be required to guarantee the Company’s obligations under the 2020 Credit Agreement and provide a security interest over substantially all of their assets.
The 2020 Credit Agreement contains customary representations, warranties and covenants for a transaction of this type, including maintenance of (i) a maximum total leverage ratio of 3.00 to 1.00 and (ii) a minimum fixed charge coverage ratio of 1.25 to 1.00, in each case, tested on the last day of each fiscal quarter. The 2020 Credit Agreement also provides for customary events of default, including (among others) nonpayment, covenant defaults, breaches of representations or warranties, bankruptcy and insolvency events and a change of control. If an event of default occurs, the Administrative Agent shall, at the request of, or may, with the consent of, the required Lenders, declare the obligations under the 2020 Credit Agreement immediately due and payable and the commitments of the Lenders may be terminated. For certain events of default relating to insolvency, the commitments of the Lenders are automatically terminated and all outstanding obligations become due and payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors,” of our 2019 Form 10-K and Part II, Item 1A, “Risk Factors” and “Note Regarding Forward-Looking Statements” included in this report and those discussed in other documents we file from time to time with the SEC. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this quarterly report and our audited financial statements and notes thereto included in our 2019 10-K. Our historical results are not necessarily indicative of the results to be expected for any future periods and our operating results for the three months ended March 28, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2020 or for any other interim period or for any other future year or period.
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
We sell a range of plant-based products across the three main meat platforms of beef, pork and poultry. As of March 28, 2020, our products were available in approximately 94,000 points of distribution in 75 countries, across mainstream grocery, mass merchandiser, club, convenience store, and natural retailer channels, direct to consumer, and various food-away-from-home channels, including restaurants, foodservice outlets and schools.
On May 6, 2019, we completed our initial public offering (“IPO”) of common stock, in which we sold 11,068,750 shares. The shares began trading on the Nasdaq Global Select Market on May 2, 2019. The shares were sold at a public offering price of $25.00 per share for net proceeds of approximately $252.4 million, after deducting underwriting discounts and commissions of $19.4 million and issuance costs of approximately $4.9 million payable by us. Upon the closing of the IPO, all outstanding shares of our convertible preferred stock automatically converted into 41,562,111 shares of common stock on a one-for-one basis, and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for 160,767 shares of common stock.
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
On January 14, 2020, we registered our new subsidiary, Beyond Meat EU B.V., in the Netherlands. On April 28, 2020, we registered our new subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd., in the Zhejiang Province in China.
We operate on a fiscal calendar year, and each interim quarter is comprised of one 5-week period and two 4-week periods, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth fiscal quarters may have more or fewer days included than a traditional 91-day fiscal quarter.

Impact of COVID-19 on Our Business
The recent COVID-19 pandemic has impacted our business operations. While our manufacturing facilities remain operational, beginning in March 2020 employees at our corporate headquarters began working remotely. For any essential activities at our Manhattan Beach Project Innovation Center, we are strictly limiting the number of employees allowed in the building and have implemented physical distancing protocols and comprehensive preventative hygienic measures. We expect our corporate employees to remain working remotely pending further notice and guidelines from our local, state and federal agencies. At our manufacturing facilities, we have implemented a series of physical distancing and hygienic practices to further support the health and safety of our manufacturing employees. The employees are operating at extremely low density; all are being monitored for COVID-19 symptoms, including temperature screening of all personnel entering the site; and are following strict COVID-19 suggested Personal Protective Equipment guidelines per United States Centers for Disease Control and World Health Organization, including mandatory face coverings, increased hand washing and significantly increased sanitation of hard surfaces. All company-sponsored travel has been suspended and field marketing activities have been curbed due to the COVID-19-related restrictions.
As government authorities institute restrictions on commercial operations, we are working to ensure our compliance while also maintaining business continuity for essential operations in our facilities. We source ingredients from multiple suppliers from around the world with our plant-based proteins coming from suppliers in the United States, the EU, China and India. We also maintain inventory positions near our manufacturing operations, as well as floor stock agreements with many of our vendors.
We have established a cross-functional task force that meets regularly and continually monitors and tracks relevant data including guidance from local, national, and international health agencies. This task force works closely with our senior leadership and is instrumental in making critical, timely decisions and is committed to continuing to communicate to our employees as more information is available to share.
We began the first quarter of 2020 with strong momentum, however we experienced a meaningful slowdown in our foodservice business in the latter half of March due to the ongoing COVID-19 health crisis as various regions around the world implemented stay-at-home orders, resulting in the closure or limited operations of many of our foodservice customers. At the same time, we experienced an increase in demand by our retail customers as consumers shifted towards more at-home consumption, which partially offset the decline in sales to foodservice customers. We expect that the COVID-19 pandemic will have a greater negative impact on demand in the foodservice channel in the second quarter of 2020 relative to what the Company experienced in the first quarter of 2020.
It is challenging to estimate the extent of the adverse impact of the COVID-19 pandemic on our results of operations, due to continued uncertainty regarding the duration, magnitude and effects of the COVID-19 pandemic, further spread of the disease, potential supply chain or manufacturing disruptions, and the magnitude of reduced customer traffic at our foodservice customers, or the extent to which they may be offset by increasing awareness of the benefits of plant-based meat products, or potential disruptions in the supply of conventional animal proteins. While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business operations and results of operations, including our net revenues, earnings and cash flows, will be adversely impacted for at least the balance of 2020, including as a result of:

•	potential disruption to the supply chain caused by distribution and other logistical issues;

•	the level of demand shift from foodservice to retail business;

•	potential disruption or closure of our facilities or those of our suppliers or co-manufacturers due to employee contraction of COVID-19;

•	decreased foot traffic in foodservice establishments;

•	resumption of any expansion plans for our product lines for those quick service restaurant (“QSR”) customers who are in trial or test phase;

•
reduced consumer confidence and consumer spending, including spending to purchase our products; and negative trends in consumer purchasing patterns due to consumers’ disposable income, credit availability and debt levels;

•	increased likelihood of retail and foodservice customers closures or further reduced operations;

•	uncertain economic outlook in the U.S. and worldwide;

•	uncertainty in the length of recovery time for the U.S. and world economies; and

•	disruptions in our ability to expand to new international locations.
We are focused on navigating these recent challenges presented by COVID-19 through offensive measures, such as switching foodservice production lines over to retail products, developing retail value packs and offering aggressive pricing with a strategic opportunity to encourage consumer trials, as well as defensive measures focused on reducing discretionary spending and activities in areas where effectiveness has been impeded by the pandemic, for example, certain marketing programs, or delaying until later in the year or until 2021 under the circumstances. We expect these actions will negatively impact our gross margins and profitability in the second quarter of 2020 as compared to the quarter ended March 28, 2020.
Components of Our Results of Operations and Trends and Other Factors Affecting Our Business
Net Revenues
We generate net revenues primarily from sales of our products to our customers across mainstream grocery, mass merchandiser, club, convenience store, and natural retailer channels, direct to consumer, and various food-away-from-home channels, including restaurants, foodservice outlets and schools, mainly in the United States.
Effective January 1, 2020, we began presenting net revenues by geography and distribution channel as follows:

Distribution Channel	Description
U.S. Retail	Net revenues from retail sales to the U.S. market
U.S. Foodservice	Net revenues from restaurant and foodservice sales to the U.S. market
International Retail	Net revenues from retail sales to international markets, including Canada
International Foodservice	Net revenues from restaurant and foodservice sales to international markets, including Canada
Net revenues from sales to the Canadian market, previously included with net revenues from sales to the U.S. market, have been reclassified to International net revenues. Prior period amounts have been recast to conform to the current period presentation. The foregoing change in presentation had no impact on our net revenues, results of operations or cash flows.
Effective January 1, 2020, we also eliminated the presentation of net revenues by platform as it is no longer material to an understanding of our financial results. Previously, we presented net revenues by platform for our “ready-to-cook” or fresh platform, and “ready-to-heat” or frozen platform. Gross revenues from sales of products in our frozen platform were 5.5% of gross revenues in the year ended December 31, 2019, as compared to 16.3% of gross revenues in the year ended December 31, 2018.

The following table presents the Company’s 2019 quarterly net revenues by channel (unaudited):

	Three Months Ended
(in thousands)	March 30, 2019	June 29, 2019	September 28, 2019	December 31, 2019
U.S.:
Retail	$19,461	$30,531	$44,170	$35,221
Foodservice	8,834	16,504	18,359	26,675
U.S. net revenues	28,295	47,035	62,529	61,896
International:
Retail	118	3,589	6,295	5,424
Foodservice	11,793	16,627	23,137	31,159
International net revenues	11,911	20,216	29,432	36,583
Net revenues	$40,206	$67,251	$91,961	$98,479
In the first quarter of 2020, we continued to experience strong sales growth over prior periods. The following factors and trends in our business have driven net revenue growth over prior periods and are expected to be key drivers of our net revenue growth, subject to the duration, magnitude and effects of the COVID-19 pandemic:

•
increased penetration across our foodservice channel, including increased desire by foodservice establishments, including large full service restaurants and/or global QSR customers, to add plant-based products to their menus and to highlight these offerings, and across our retail channel, including mainstream grocery, mass merchandiser, club, convenience store, and natural retailer customers;

•	distribution expansion and increased sales velocity across our channels;

•	increased international sales of our products across geographies, markets and channels as we continue to grow our numbers of international customers;

•
our continued innovation, including enhancing existing products and introducing new products across our plant-based beef, pork and poultry platforms that appeal to a broad range of consumers, including those who typically eat animal-based meat;

•
enhanced marketing efforts as we continue to build our brand and drive consumer adoption of our products, including scaling our GO BEYOND marketing campaign launched in February 2019, which seeks to mobilize our ambassadors to welcome consumers to the brand, define the category and remain its leader;

•	overall market trends, including growing consumer awareness and demand for nutritious, convenient and high protein plant-based foods; and

•	increased production levels as we scale production to meet demand for our products across our distribution channels both domestically and internationally.
In addition to the factors and trends above, we expect the following to positively impact net revenues going forward, subject to the duration, magnitude and effects of the COVID-19 pandemic:

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

We distribute our products internationally, using distributors in 75 countries worldwide as of March 28, 2020. In addition to our own production facilities, we use co-manufacturers in various locations in the United States, and, in 2019, we commenced co-manufacturing in Canada and also expanded our partnership with one of our distributors to co-manufacture our products at a new manufacturing facility built by our distributor in the Netherlands, construction of which was completed in the first quarter of 2020. International net revenues increased approximately 106% in the three months ended March 28, 2020 as compared to the prior-year period.
As we seek to continue to rapidly grow our net revenues, we face several challenges. The COVID-19 pandemic has continued to spread and has already caused severe global disruptions. The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. For example, the impact of COVID-19 on any of our suppliers, co-manufacturers, distributors or transportation or logistics providers may negatively affect the price and availability of our ingredients and/or packaging materials and impact our supply chain. Additionally, if we are forced to scale back hours of production or close our production facilities or our Manhattan Beach Project Innovation Center in response to the pandemic, we expect our business, financial condition and results of operations would be materially adversely affected. In addition, our growth strategy to expand our operations internationally may be impeded. We may also be impacted by decreased customer and consumer demand as a result of event cancellations and social distancing, government-imposed restrictions on public gatherings and businesses, shelter-in place orders and temporary restaurant and retail store closures. Due to its global spread and unprecedented impact, the pandemic could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We anticipate that we will need to offer more trade and promotion discounts, primarily to our retail customers, to drive increased consumer trial and in response to the COVID-19 pandemic. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. We anticipate that these promotional activities could impact our net revenues as well as negatively impact our gross margins and that changes in such activities could impact period-over-period results.
In addition, because we do not have any purchase commitments from our distributors or customers, the amount of net revenues we recognize will vary from period to period depending on the volume, and the channels through which our products are sold, causing variability in our results.
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
We are also working to improve gross margin through ingredient cost savings achieved through scale of purchasing and through expanding our co‑manufacturing network and negotiating lower tolling fees. However, in the near term, margin improvements may be impacted by our focus on growing our customer base, volume deleveraging and repackaging costs as the Company repurposes a certain portion of its existing foodservice inventory into retail SKUs in response to COVID-19 demand shifts, aggressive pricing strategies and increased discounting, expanding into new geographies and markets, enhancing our production infrastructure, improving our innovation capabilities, enhancing our product offerings and increasing consumer engagement.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, and share-based compensation, scale-up expenses, and depreciation and amortization expense on research and development assets. Our research and development efforts are focused on enhancements to our product formulations and production processes in addition to the development of new products. We expect to continue to invest substantial amounts in research and development, as research and development and innovation are core elements of our business strategy, and we believe they represent a critical competitive advantage for us. We believe that we need to continue to rapidly innovate in order to continue to capture a larger market share of consumers who typically eat animal-based meats. We expect these expenses to increase in absolute dollars, but to decrease as a percentage of net revenues as we continue to scale production.
SG&A Expenses
SG&A expenses consist primarily of selling, marketing and administrative expenses, including personnel and related expenses, share-based compensation, outbound shipping and handling costs, non-manufacturing lease expense, depreciation and amortization expense on non-manufacturing assets and other non-production operating expenses. Marketing and selling expenses include share-based compensation awards to brand ambassadors, advertising costs, costs associated with consumer promotions, product samples and sales aids incurred to acquire new customers, retain existing customers and build our brand awareness. Administrative expenses include the expenses related to management, accounting, legal, IT, and other office functions.
We expect SG&A expenses in absolute dollars to increase as we increase our domestic and international expansion efforts, expand our marketing efforts, and incur costs related to our status as a public company. In response to the COVID-19 pandemic, we expect to undertake measures focused on reducing discretionary spending and activities in areas where effectiveness has been impeded by the pandemic, for example, certain marketing programs, or delaying until later in the year or until 2021 under the circumstances.
Restructuring Expenses
In May 2017, management approved a plan to terminate an exclusive supply agreement with one of our co-manufacturers. See “Results of Operations—Three Months Ended March 28, 2020 Compared to Three Months ended March 30, 2019—Restructuring Expenses” for a discussion of these expenses.
Seasonality
Generally, we expect to experience greater demand for certain of our products during the summer grilling season. As our business continues to grow, we expect to see additional seasonality effects, especially within our retail channel, with revenue contribution from this channel tending to be greater in the second and third quarters of the year. In an environment of uncertainty from the impact of COVID-19, we are unable to anticipate the extent of demand for our products during the upcoming 2020 summer grilling season.

Results of Operations
The following table sets forth selected items in our condensed consolidated statements of operations for the periods presented:

	Three Months Ended
(in thousands)	March 28, 2020	March 30, 2019
Net revenues	$97,074	$40,206
Cost of goods sold	59,383	29,435
Gross profit	37,691	10,771
Research and development expenses	6,194	4,498
Selling, general and administrative expenses	27,315	11,177
Restructuring expenses	2,373	394
Total operating expenses	35,882	16,069
Income (loss) from operations	$1,809	$(5,298)
The following table presents selected items in our condensed consolidated statements of operations as a percentage of net revenues for the respective periods presented:

	Three Months Ended
	March 28, 2020	March 30, 2019
Net revenues	100.0%	100.0%
Cost of goods sold	61.2	73.2
Gross profit	38.8	26.8
Research and development expenses	6.4	11.2
Selling, general and administrative expenses	28.1	27.8
Restructuring expenses	2.4	1.0
Total operating expenses	37.0	40.0
Income (loss) from operations	1.9%	(13.2)%
Three Months Ended March 28, 2020 Compared to Three Months Ended March 30, 2019
Net Revenues
Net revenues increased by $56.9 million, or 141.4%, in the three months ended March 28, 2020, as compared to the prior-year period primarily due to an increase in volume sold, primarily driven by expansion in the number of distribution points both domestically and abroad, higher sales velocities at existing retail customers, and contribution from new products introduced subsequent to the three months ended March 30, 2019, partially offset by lower net price per pound. During the quarter, specifically in the latter half of March, we experienced a reduction in sales to foodservice customers as a result of the ongoing COVID-19 health crisis as domestic and international stay-at-home orders became more widespread. The deceleration in foodservice sales was partially offset by the increase in retail demand in the latter half of March as consumers shifted towards more at-home consumption.
Net revenues across all channels increased in the three months ended March 28, 2020 compared to the prior-year period, with net revenues from U.S. retail, U.S. foodservice, International foodservice and International retail increasing $30.5 million, $13.8 million, $6.8 million and $5.8 million, respectively. As a percentage of net revenues, U.S. retail revenues increased the most among the four channels in the three months ended March 28, 2020. U.S. net revenues and International net revenues increased 156.4% and 105.9%, respectively, compared to the same period in the prior year. Retail net revenues increased 185.4%, while foodservice net revenues increased 99.7% versus the first quarter of 2019.
The following table presents our net revenues by channel:

	Three Months Ended		Change
(in thousands)	March 28, 2020	March 30, 2019	Amount	%
U.S.:
Retail	$49,923	$19,461	$30,462	156.5%
Foodservice	22,631	8,834	$13,797	156.2%
U.S. net revenues	72,554	28,295	44,259	156.4%
International:
Retail	5,952	118	5,834	4,944.1%
Foodservice	18,568	11,793	6,775	57.4%
International net revenues	24,520	11,911	12,609	105.9%
Net revenues	$97,074	$40,206	$56,868	141.4%

Net revenues from U.S. retail sales in the three months ended March 28, 2020 increased $30.5 million, or 156.5%, primarily due to increases in sales of the Beyond Burger, Beyond Sausage and Beyond Beef Crumble. Net revenues from U.S. retail sales of the Beyond Burger in the three months ended March 28, 2020 increased approximately 168.3% as compared to the prior-year period. In addition, Beyond Beef, introduced at retail in June 2019, also contributed to the increase in U.S. retail net revenues. Net revenues from U.S. foodservice sales increased $13.8 million, or 156.2%, primarily due to increases in sales of the Beyond Burger, Beyond Sausage, and Beyond Beef Crumble. Our products were available at approximately 25,000 U.S. retail outlets and 34,000 U.S. foodservice outlets as of March 28, 2020.
Net revenues from International retail sales in the three months ended March 28, 2020 increased $5.8 million, or 4,944.1%, primarily due to increases in sales of the Beyond Burger, Beyond Beef and Beyond Sausage which in the aggregate accounted for approximately 96% of international gross revenues. Net revenues from International foodservice sales increased $6.8 million, or 57.4%, primarily due to an increase in the number of foodservice outlets offering the Beyond Burger. Our products were available at approximately 35,000 International retail and foodservice outlets as of March 28, 2020.
The following table presents consolidated volume of our products sold in pounds:

	Three Months Ended		Change
(in thousands)	March 28, 2020	March 30, 2019	Amount	%
Volume of products sold:
U.S.:
Retail	8,446	3,210	5,236	163.1%
Foodservice	4,066	1,447	2,619	181.0%
International:
Retail	828	16	812	5,075.0%
Foodservice	3,312	2,165	1,147	53.0%
Volume of products sold	16,652	6,838	9,814	143.5%

Cost of Goods Sold

	Three Months Ended		Change
(in thousands)	March 28, 2020	March 30, 2019	Amount	%
Cost of goods sold	$59,383	$29,435	$29,948	101.7%
Cost of goods sold increased by $29.9 million, or 101.7%, to $59.4 million, in the three months ended March 28, 2020 as compared to the prior-year period, primarily due to the increase in the sales volume of our products. Cost of goods sold in the three months ended March 28, 2020 decreased to 61.2% of net revenues from 73.2% of net revenues in the prior-year period.
Gross Profit and Gross Margin

	Three Months Ended		Change
(in thousands)	March 28, 2020	March 30, 2019	Amount	%
Gross profit	$37,691	$10,771	$26,920	249.9%
Gross margin	38.8%	26.8%	1200 bps	N/A

Gross profit in the three months ended March 28, 2020 was $37.7 million as compared to gross profit of $10.8 million in the prior-year period, an improvement of $26.9 million. Gross margin in the three months ended March 28, 2020 improved to 38.8% from 26.8% in the prior-year period. The improvement in gross profit and gross margin was primarily due to an increase in the volume of products sold, production efficiency improvements, direct materials and packaging input cost savings, and direct labor and variable cost efficiencies in the first quarter of 2020 compared to the prior-year period. We include outbound shipping and handling costs within SG&A expenses. As a result, our gross profit and gross margin may not be comparable to other entities that present shipping and handling costs as a component of cost of goods sold.
Research and Development Expenses

	Three Months Ended		Change
(in thousands)	March 28, 2020	March 30, 2019	Amount	%
Research and development expenses	$6,194	$4,498	$1,696	37.7%

Research and development expenses increased $1.7 million, or 37.7%, in the three months ended March 28, 2020, as compared to the prior-year period. Research and development expenses increased primarily due to higher headcount, higher scale-up expenses, higher consulting expenses and higher depreciation and amortization expense compared to the prior-year period. Research and development expenses decreased to 6.4% of net revenues in the three months ended March 28, 2020, from 11.2% of net revenues in the prior-year period.
SG&A Expenses

	Three Months Ended		Change
(in thousands)	March 28, 2020	March 30, 2019	Amount	%
Selling, general and administrative expenses	$27,315	$11,177	$16,138	144.4%

SG&A expenses increased $16.1 million, or 144.4%, in the three months ended March 28, 2020. SG&A expenses increased to 28.1% of net revenues in the three months ended March 28, 2020, from 27.8% of net revenues in the prior-year period. The increase was primarily due to $4.7 million in higher share-based compensation expense, $3.0 million in higher salaries and related expenses resulting from higher headcount, $1.4 million in higher legal expenses, $1.2 million in higher public company-related expenses, $1.2 million in higher expense related to product donations, $1.1 million in higher broker and distributor commissions, and continued investment in marketing capabilities. The increase in share-based compensation expense in the three months ended March 28, 2020 was primarily due to appreciation in our stock price as well as substantially higher staffing levels versus the prior-year period.
Restructuring Expenses
As a result of the termination in May 2017 of an exclusive supply agreement with one of our co- manufacturers due to non-performance under the agreement, we recorded restructuring expenses of $2.4 million and $0.4 million in the three months ended March 28, 2020 and March 30, 2019, respectively, primarily related to legal and other expenses associated with the dispute. The amount incurred in the three months ended March 28, 2020 includes transition costs associated with our substitution of legal counsel during the quarter. As of March 28, 2020 and December 31, 2019, there were $2.7 million and $1.1 million, respectively, in accrued and unpaid restructuring expenses representing legal fees. We continue to incur legal fees in connection with our ongoing efforts to resolve this dispute. See Note 3, Restructuring, to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and Legal Proceedings in Part II, Item 1 of this report.
Total Other Income (Expense), Net
Total other income, net in the three months ended March 28, 2020 was $5,000, compared to Total other expense, net of $1.4 million in the prior-year period. Total other income (expense), net, primarily includes interest expense on the Company’s debt balances and expense associated with the remeasurement of our preferred stock warrant liability and common stock warrant liability, offset by investment income. Total other income (expense), net, in the three months ended March 28, 2020 primarily included investment income resulting from investment of proceeds from the IPO and Secondary Offering, partially offset by interest expense on our debt balances. Total other income (expense), net, in the three months ended March 20, 2019 primarily included expense associated with the remeasurement of our preferred stock warrant liability and common stock warrant liability and interest expense.
Income (Loss) from Operations
Income from operations in the first quarter of 2020 was $1.8 million compared to loss from operations of $5.3 million in the first quarter of the prior year. This improvement was driven by the year-over-year increase in gross profit, partially offset by higher operating expenses to support increased personnel levels and higher administrative costs associated with being a public company, higher share-based compensation expense, increases in our marketing initiatives, higher restructuring expenses, and continued investment in innovation.
Net Income (Loss)
Net income was $1.8 million in the three months ended March 28, 2020 compared to net loss of $6.6 million in the prior-year period. The improvement in net income was primarily the result of the increase in net revenues and gross profit, as well as operating expense leverage compared to the prior-year period.

Non-GAAP Financial Measures
We use the following non-GAAP financial measures in assessing our operating performance and in our financial communications:
“Adjusted EBITDA” is defined as net income (loss) adjusted to exclude, when applicable, income tax expense, interest expense, depreciation and amortization expense, restructuring expenses, share-based compensation expense, inventory losses from termination of an exclusive supply agreement with a co-manufacturer, costs of termination of an exclusive supply agreement with the same co-manufacturer, expenses primarily associated with the conversion of our convertible notes and remeasurement of our preferred stock warrant liability and common stock warrant liability, and Other, net, including investment income.
“Adjusted EBITDA as a % of net revenues” is defined as Adjusted EBITDA divided by net revenues.
We use Adjusted EBITDA and Adjusted EBITDA as a % of net revenues because they are important measures upon which our management assesses our operating performance. We use Adjusted EBITDA and Adjusted EBITDA as a % of net revenues as key performance measures because we believe these measures facilitate operating performance comparison from period-to-period by excluding potential differences primarily caused by the impact of restructuring, asset depreciation and amortization, non-cash share-based compensation and non-operational charges including the impact to cost of goods sold and SG&A expenses related to the termination of an exclusive co-manufacturing agreement, early extinguishment of convertible notes and remeasurement of warrant liability, and investment income. Because Adjusted EBITDA and Adjusted EBITDA as a % of net revenues facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use those measures for our business planning purposes. In addition, we believe Adjusted EBITDA and Adjusted EBITDA as a % of net revenues are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of our operational performance.
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

The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net income (loss), as reported (unaudited):

	Three Months Ended
(in thousands)	March 28, 2020	March 30, 2019
Net income (loss), as reported	$1,815	$(6,649)
Income tax benefit	(1)	—
Interest expense	705	733
Depreciation and amortization expense	2,583	1,905
Restructuring expenses(1)	2,373	394
Share-based compensation expense	5,949	855
Remeasurement of warrant liability	—	759
Other, net	(710)	(141)
Adjusted EBITDA	$12,714	$(2,144)

Net income (loss) as a % of net revenues	1.9%	(16.5)%
Adjusted EBITDA as a % of net revenues	13.1%	(5.3)%
_____________

(1)	Primarily comprised of legal and other expenses associated with the dispute with a co-manufacturer with whom an exclusive supply agreement was terminated in May 2017.

Liquidity and Capital Resources
Our primary cash needs are for operating expenses, working capital and capital expenditures to support the growth in our business. Prior to our IPO, we financed our operations through private sales of equity securities and through sales of our products. Since our inception and through our IPO, we raised a total of $199.5 million from the sale of convertible preferred stock, including through sales of convertible notes which were converted into preferred stock, net of costs associated with such financings. In connection with our IPO, we sold an aggregate of 11,068,750 shares of our common stock, at a public offering price of $25.00 per share and received approximately $252.4 million in net proceeds.
In connection with the Secondary Offering we sold 250,000 shares of our common stock. The shares were sold at a public offering price of $160.00 per share and we received net proceeds of approximately $37.4 million. We did not receive any proceeds from the sale of common stock by the selling stockholders in the Secondary Offering.
We also previously entered into the credit facilities with Silicon Valley Bank (“SVB”) which were terminated on April 21, 2020 and replaced with a $150 million five-year secured revolving credit agreement with an accordion feature for up to an additional $200 million (the “2020 Credit Agreement”). See Note 13, Subsequent Event, to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
As of March 28, 2020, we had $246.4 million in cash and cash equivalents. We believe that our cash and cash equivalents, cash flow from operating activities and available borrowings under our 2020 Credit Agreement will be sufficient to fund our working capital and meet our anticipated capital requirements for the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including the impact of the COVID-19 global pandemic; the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; the expenses associated with our marketing initiatives; our investment in manufacturing to expand our manufacturing and production capacity; the costs required to fund domestic and international growth; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us, including the costs associated with our current litigation with a former co-manufacturer, the putative class action cases recently brought against us, and the shareholder derivative lawsuits putatively brought on our behalf; the expenses needed to attract and retain skilled personnel; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
Amended and Restated Loan and Security Agreement
As of March 28, 2020 and December 31, 2019, we had $6.0 million and $20.0 million, in borrowings on the revolving credit facility and term loan facility, respectively, with SVB (collectively, the “SVB Credit Facilities”) and had no availability to borrow under these facilities. In the three months ended March 28, 2020 and March 30, 2019, we incurred $0.4 million and $0.6 million, respectively, in interest expense related to the SVB credit facilities. The interest rates on the revolving credit facility and the term loan facility at March 28, 2020 were 4.00% and 7.25%, respectively. We were in compliance with the financial covenants in the SVB Credit Facilities as of March 28, 2020.
Concurrently with the effectiveness of the 2020 Credit Agreement, on April 21, 2020, we terminated the SVB Credit Facilities. See Note 13, Subsequent Event, to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Equipment Loan Facility
We had $5.0 million in borrowings outstanding as of March 28, 2020 and December 31, 2019 under the equipment loan facility with Structural Capital Investments II, LP, as Lender, and Ocean II, PLC, LLC, as collateral agent and administrative agent (the “Equipment Loan Facility”). The interest rate on the Equipment Loan Facility at March 28, 2020 was 11.0%. In each of the three months ended March 28, 2020 and March 30, 2019, we recorded $0.1 million in interest expense related to the Equipment Loan Facility. We were in compliance with the financial covenants contained in the Equipment Loan Faciity as of March 28, 2020.
Concurrently with the effectiveness of the 2020 Credit Agreement, on April 21, 2020, we terminated the Equipment Loan Facility. See Note 13, Subsequent Event, to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Cash Flows
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated.

	Three Months Ended
(in thousands)	March 28, 2020	March 30, 2019
Cash (used in) provided by:
Operating activities	$(17,202)	$(13,280)
Investing activities	$(13,362)	$(4,993)
Financing activities	$986	$(589)
Net Cash Used in Operating Activities
In the three months ended March 28, 2020, we recorded net income of $1.8 million. The primary reason for net cash used in operating activities of $17.2 million was $28.1 million in net cash outflows from changes in our operating assets and liabilities, primarily due to the increase in inventory to meet growth in anticipated sales and to accommodate longer lead times for international shipments and prepayments to one of our pea protein suppliers, partially offset by the increase in accounts payable. Net income in the three months ended March 28, 2020, included $9.0 million in non-cash expenses primarily comprised of depreciation and amortization expense and share-based compensation expense.
In three months ended March 30, 2019, we incurred a net loss of $6.6 million, which was the primary reason for net cash used in operating activities of $13.3 million. Net cash used in operating activities also included $10.2 million in net cash outflows from changes in our operating assets and liabilities, partially offset by $3.6 million in non-cash expenses comprised of depreciation and amortization expense, share-based compensation expense and change in warrant liability.
Depreciation and amortization expense was $2.6 million and $1.9 million in the three months ended March 28, 2020 and March 30, 2019, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our growth and investment in property, plant and equipment.
In the three months ended March 28, 2020, net cash used in investing activities was $13.4 million and consisted of $12.4 million in cash outflows for purchases of property, plant and equipment, primarily driven by growth capital production equipment purchases related to our capacity expansion initiatives and $1.0 million in cash outflows related to property, plant and equipment purchased for sale to co-manufacturers which we expect will be sold by the end of 2020.
In the three months ended March 30, 2019, net cash used in investing activities was $5.0 million and consisted of cash outflows for the purchases of property, plant and equipment, primarily for manufacturing facility improvements and manufacturing equipment, assets purchased for sale to co-manufacturers and security deposits.
Net Cash Provided by (Used in) Financing Activities
In the three months ended March 28, 2020, net cash provided by financing activities was $1.0 million primarily from proceeds from stock option exercises.
In the three months ended March 30, 2019, net cash used in financing activities was $0.6 million primarily as a result of $0.9 million in payments of deferred offering costs associated with the IPO, partially offset by $0.4 million in proceeds from stock option exercises.
As of March 28, 2020, we had borrowed the entire availability of $20.0 million under the term loan facility and $6.0 million under the revolving credit facility with SVB.
Concurrently with the effectiveness of the 2020 Credit Agreement, on April 21, 2020, we terminated the SVB Credit Facilities and the Equipment Loan Facility. See Note 13, Subsequent Event, to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Contractual Obligations and Commitments
There have been no significant changes during the three months ended March 28, 2020 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the 2019 10-K, other than the following:
Leases
On January 1, 2020, we adopted ASU 2016-02 using the modified retrospective approach, which permits application of this new guidance at the beginning of the period of adoption, with comparative periods continuing to be reported under ASC 840. Upon adoption of ASU 2016-02, we recognized operating lease right-of-use assets of $11.9 million adjusted for $0.3 million previously recorded as deferred rent and $0.2 million previously recorded as prepaid rent on our condensed consolidated balance sheets. We also recorded $1.4 million in current operating lease liabilities and $10.6 million in operating lease liabilities, net of current portion.

As part of this adoption, we elected to not record operating lease right-of-use assets or operating lease liabilities for leases with an initial term of 12 months or less. We also elected to combine lease and non-lease components on all new or modified operating leases into a single lease component for all classes of assets. Short-term lease payments for the three months ended Mach 28, 2020 totaled $64,000. See Note 4, Leases, to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Purchase Commitments
On January 10, 2020, we and Roquette Frères (“Roquette”) entered into a multi-year sales agreement pursuant to which Roquette will provide us with plant-based protein. The agreement expires on December 31, 2022; however it can be terminated after 18 months under certain circumstances. This agreement increases the amount of plant-based protein to be supplied by Roquette in each of 2020, 2021 and 2022 compared to the amount supplied 2019. The plant-based protein sourced under the supply agreement is secured on a purchase order basis regularly, per specified minimum monthly and semi-annual quantities, throughout the term. The Company is not required to purchase plant-based protein in amounts in excess of such specified minimum quantities; however, we have the option to increase such minimum quantities for delivery in each of 2021 and 2022. The total annual amount purchased each year by us must be at least the minimum amount specified in the agreement, which totals in the aggregate $154.1 million over the term of the agreement. We also have the right to be indemnified by Roquette in certain circumstances.
As of March 28, 2020, we had committed to purchase pea protein inventory totaling $198.1 million, approximately $64.7 million in the remainder of 2019, $74.9 million in 2020, and $58.5 million in 2021. In addition, as of March 28, 2020, we had approximately $27.3 million in purchase order commitments for capital expenditures primarily to purchase machinery and equipment. Payments for these purchases will be due within twelve months. We intend to use cash from operations to fund these purchase commitments.
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
There have been no material changes in our critical accounting policies during the three months ended March 28, 2020, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2019 10-K other than as described in Note 2, Summary of Significant Accounting Policies, to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Emerging Growth Company Status
We are an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). As an EGC, the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We expect to lose our EGC status upon the filing of the Form 10-K for the year ending December 31, 2020, when we expect to qualify as a Large Accelerated Filer based upon the current market capitalization of the Company according to Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, we have elected to use the adoption dates applicable to public companies beginning in the first quarter of 2020. For as long as we continue to be an EGC, we intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Recent Accounting Pronouncements
Please refer to Note 2, Summary of Significant Accounting Policies, to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of recently adopted accounting pronouncements and new accounting pronouncements that may impact us.

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
We are subject to interest rate risk in connection with our borrowings under credit facilities. As of March 28, 2020, we had $6.0 million and $20.0 million, respectively, in borrowings on the revolving credit facility and term loan facility with SVB. The interest rates on the revolving credit facility and the term loan facility at March 28, 2020 were 4.00% and 7.25%, respectively. We had $5.0 million in borrowings outstanding as of March 28, 2020 under the Equipment Loan Facility. The interest rate on the Equipment Loan Facility at March 28, 2020 was 11.0%. Based on the average interest rate on our SVB Credit Facilities and the Equipment Loan Facility during the three months ended March 28, 2020 and to the extent that borrowings were outstanding, we do not believe that a 1.0% change in the interest rate would have a material effect on our results of operations or financial condition.
The SVB Credit Facilities and Equipment Loan Facility were terminated on April 21, 2020 and replaced with a $150 million five-year secured revolving credit agreement with an accordion feature for up to an additional $200 million. Borrowings under the 2020 Credit Agreement will bear interest, at the Company’s option, calculated according to an Alternate Base Rate or LIBO Rate, as the case may be, plus an applicable margin. Until the delivery to the Administrative Agent of the Company’s consolidated financial information for the fiscal quarter ending September 30, 2020, the applicable margin shall be 1.5% per annum for Alternate Base Rate loans and 2.5% per annum for LIBO Rate loans. Thereafter, the applicable margin for Alternate Base Rate loans will range from 1.25% to 1.75% per annum, and the applicable margin for LIBO Rate loans will range from 2.25% to 2.75% per annum, in each case, based on the Company’s total leverage ratio at the end of each quarter. See Note 13, Subsequent Event, to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Ingredient Risk
We are exposed to risk related to the price and availability of our ingredients because our profitability is dependent on, among other things, our ability to anticipate and react to raw material and food costs. Currently, the main ingredient in our products is pea protein, which we source from the United States, France and Canada. The prices of pea protein and other ingredients we use are subject to many factors beyond our control, such as the number and size of farms that grow yellow peas, the vagaries of these farming businesses, including poor harvests due to adverse weather conditions, natural disasters and pestilence, and changes in national and world economic conditions, including as a result of the COVID-19 pandemic. In addition, we purchase some ingredients and other materials offshore, and the price and availability of such ingredients and materials may be affected by political events or other conditions in these countries or tariffs or trade wars.
During the three months ended March 28, 2020, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $0.8 million or a decrease of approximately $0.8 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials. In the three months ended March 28, 2020, we entered into a multi-year sales agreement with Roquette for the supply of pea protein. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On January 30, 2020, Larry Tran, a purported shareholder of Beyond Meat, filed a putative securities class action lawsuit in the United States District Court for the Central District of California against Beyond Meat and two of our executive officers, our President and CEO, Ethan Brown, and our Chief Financial Officer and Treasurer, Mark Nelson.  The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and is premised on allegedly false or misleading statements, and alleged non-disclosure of material facts, related to our public disclosures regarding our ongoing litigation with Don Lee Farms during the proposed class period of May 2, 2019 to January 27, 2020. The Court has not yet entered an order appointing a lead plaintiff or lead counsel. We believe the claims are without merit and intend to vigorously defend all claims asserted.
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
On April 1, 2020, the United States District Court for the Central District of California entered an order consolidating the Weiner action and the Brink action for all purposes and designated the consolidated case In re: Beyond Meat, Inc. Derivative Litigation. On April 13, 2020, the Court entered an order appointing co-lead counsel for the consolidated derivative action. Based on the early stages of this matter, we are unable to estimate potential losses, if any, related to this lawsuit.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors" in our 2019 Form 10-K, as updated and supplemented below and in subsequent filings. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or future results.
The COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition.
On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The global spread and unprecedented impact of COVID-19 has created significant volatility, uncertainty and economic disruption. The pandemic has led governments and other authorities around the world to implement significant measures intended to control the spread of the virus, including shelter-in-place orders, social distancing measures, business closures, quarantines and travel bans. Even if not required by governments and other authorities, companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. These continuing restrictions, and future prevention and mitigation measures imposed by governments and private companies, are likely to continue to have an adverse impact on global economic conditions and consumer confidence and spending, which could materially adversely affect the supply of as well as the demand for our products, particularly in our foodservice channel, and sustained market turmoil and business disruption could also negatively impact our business, financial condition and cash flows.
The COVID-19 pandemic has impacted our business operations and customer and consumer demand. The governors of many states, as well as certain governments abroad, have temporarily closed bars and restaurants, and limited the operations of many of our foodservice customers. Although carve-outs to these restrictions to allow for carry-out and delivery have enabled certain of our customers to continue to generate business, we have experienced a deterioration in sales to foodservice customers as domestic and international stay-at-home orders became more widespread. Even after these restrictions are lifted, demand from our foodservice customers may continue to be negatively impacted due to continuing consumer concerns regarding the risk of COVID-19 transmission, decreased consumer confidence and spending, and changes in consumer habits, among other things, and such restrictions may be reimplemented if and when transmission rates increase. It is unclear how long it will take for foodservice demand to return to pre-pandemic levels, if at all.
We have experienced an increase in retail demand as consumers have shifted toward more at-home consumption, and have re-purposed a certain portion of our existing foodservice inventory into retail SKUs in response to COVID-19 demand shifts. We also expect to introduce value-pack retail products and provide heavier discounting on some of our retail products in response to the pandemic and current disruption in the animal protein market. Though these actions are intended to build brand awareness and increase consumer trials of our products, they are also likely to impact our gross profits and gross margins in the near term. While we have experienced an increase in demand in our retail channel, this increase has not fully offset the decline in sales to foodservice customers.
We source ingredients from multiple suppliers around the world, with our plant-based proteins coming from suppliers in the United States, the European Union, China and India. Currently, the principal ingredient in most of our products is pea protein, which we purchase from four suppliers. The impact of COVID-19 on any of our suppliers, co-manufacturers, distributors or transportation or logistics providers, may negatively affect the price and availability of our ingredients and/or packaging materials and impact our supply chain. If the disruptions caused by COVID-19 continue for an extended period of time, our ability to meet the demands of our customers may be materially impacted.
Additionally, we operate production space in two facilities in Columbia, Missouri where we produce our woven protein. We also operate our Manhattan Beach Project Innovation Center, where our teams of scientists and engineers work to create new products and make improvements to existing products. We have already implemented a series of physical distancing and hygienic practices at these facilities. If we are forced to make further modifications, scale back hours of production or close these facilities in response to the pandemic, we expect our business, financial condition and results of operations would be materially adversely affected.
Part of our growth strategy includes increasing the number of international customers and expanding into additional geographies. We are also exploring adding co-manufacturing partners and production facilities abroad, including in Asia. The timing and success of our international expansion with respect to customers, co-

manufacturing partners and/or production facilities, especially in China and other parts of Asia, may be negatively impacted by COVID-19, which could impede our anticipated growth.
Additionally, the COVID-19 pandemic has created significant disruptions in the credit and financial markets, which could adversely affect our ability to access capital on favorable terms or at all. On April 21, 2020, we entered into a $150 million five-year secured revolving credit agreement. However, we may be unable to borrow these funds if a deterioration in our financial condition prohibits us from satisfying certain conditions, including the financial covenants, in the 2020 Credit Agreement, or if one or more lenders refuses or fails to fund its financing commitment to us.
The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, the pandemic could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock. The impact of COVID-19 may also heighten other risks discussed in our Annual Report on Form 10-K.
Covenants in our revolving credit agreement may restrict our operations and the ongoing needs of our business, and if we do not effectively manage our business to comply with these covenants, our liquidity and financial condition could be adversely impacted.
We entered into a five-year secured revolving credit agreement with JPMorgan Chase Bank, N.A. and the lenders party thereto, providing for a $150 million secured revolving line of credit, which includes an accordion feature for up to an additional $200 million. The 2020 Credit Agreement contains various restrictive financial covenants, including, among other things, maintenance of (i) a maximum total leverage ratio of 3.00 to 1.00 and (ii) a minimum fixed charge coverage ratio of 1.25 to 1.00, in each case, on a quarterly basis. The 2020 Credit Agreement also contains certain restrictive covenants, including limitations on incurrence of indebtedness, creation of liens, making acquisitions, loans or other investments, disposition of assets, payment of dividends and other restricted payments, and entering into transactions with affiliates, in each case, subject to certain exceptions. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders or terminate the 2020 Credit Agreement. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Additionally, we may be unable to borrow funds under our 2020 Credit Agreement if we fail to satisfy certain conditions, including compliance with our financial and other restrictive covenants. Pursuant to the 2020 Credit Agreement, we granted the parties thereto a security interest in substantially all of our assets. See Note 13, Subsequent Event, to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.
Our ability to meet these restrictive covenants can be impacted by events beyond our control and we may be unable to do so. The 2020 Credit Agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. The 2020 Credit Agreement also provides for other customary events of default, including (among others) nonpayment, breaches of representations or warranties, bankruptcy and insolvency events and a change of control. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under its debt agreements to be immediately due and payable and commitments of the lenders may be terminated. In addition, our lenders would have the right to proceed against the assets we provided as collateral pursuant to the 2020 Credit Agreement. If the debt under the 2020 Credit Agreement was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business, liquidity, financial condition and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities
None.
Use of Proceeds from our Initial Public Offering of Common Stock
On May 6 2019, we completed our IPO pursuant to a Registration Statement filed on Form S-1 (File No. 333-228453) and declared effective by the SEC on May 1, 2019.
As previously reported, we received approximately $252.4 million of net proceeds from our IPO. There has been no material change in the planned use of proceeds from our IPO as described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) on May 3, 2019. As of March 28, 2020, we have used $26.4 million of our net proceeds from the IPO to invest in existing and additional manufacturing capacity, $59.6 million to expand our research and development and our sales and marketing capabilities, and $125.7 million for working capital and general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	10-Q	6/12/2019	3.1
3.2	Amended and Restated Bylaws.	10-Q	6/12/2019	3.2
4.1	Form of Common Stock Certificate.	S-1/A	3/27/2019	4.1
10.1	Third Lease Amendment to Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire Lemone Revocable Trust, dated March 16, 2020.	10-K	3/19/2020	10.4	X
10.2	Credit Agreement, dated as of April 21, 2020, by and among Beyond Meat, Inc., as the Borrower, the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent.	8-K	4/22/2020	10.1
10.3	Multi-Year Sales Agreement, dated January 10, 2020, by and between Roquette Frères and Beyond Meat, Inc.+	8-K	1/15/2020	10.1
10.4	Letter Agreement, dated February 27, 2020, by and between Seth Goldman and Registrant.*	10-K	3/19/2020	10.31
10.5	Offer Letter Correction dated March 3, 2020.*	8-K/A	3/5/2020	10.2
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2020 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Preferred Stock and Stockholders' Equity (Deficit) and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEYOND MEAT, INC.

Date:	May 12, 2020	By:	/s/ Ethan Brown
Ethan Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2020	By:	/s/ Mark J. Nelson
Mark J. Nelson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)