Form 10-Q
period 2020-06-27
BEYOND MEAT, INC.
filed 2020-08-11
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 10, 2020, the registrant had 62,444,717 shares of common stock, $0.0001 par value per share, outstanding.

i

Note Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of the federal securities laws. We have based these forward-looking statements largely on our current opinions, expectations, beliefs, plans, objectives, assumptions and projections about future events and financial trends affecting the operating results and financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
•the effects of the coronavirus (“COVID-19”) pandemic, including on our supply chain, the demand for our products, and, in particular in our foodservice channel, our product and channel mix, our manufacturing facilities and operations, our ability to expand and produce in new geographic markets or the timing of such expansion efforts, the pace and success of new product introductions, and on overall economic conditions and consumer confidence and spending levels;
•the impact of adverse and uncertain economic conditions in the U.S. and international markets;
•estimates of our expenses, future revenues, capital expenditures, capital requirements and our needs for additional financing;
•our ability to effectively manage our growth;
•the effects of global outbreaks of pandemics or contagious diseases or fear of such outbreaks, such as the COVID-19 pandemic;
•our estimates of the size of our market opportunities;
•our ability to effectively expand our manufacturing and production capacity;
•our ability to accurately forecast demand for our products and manage our inventory;
•variations in product selling prices and costs, and the mix of products sold;
•our ability to successfully enter new geographic markets, manage our international expansion and comply with any applicable laws and regulations;
•the effects of increased competition from our market competitors and new market entrants;
•the success of our marketing initiatives and the ability to grow brand awareness, maintain, protect and enhance our brand, attract and retain new customers and grow our market share;
•our ability to attract, maintain and effectively expand our relationships with key strategic foodservice partners;
•our ability to attract and retain our suppliers, distributors, co-manufacturers and customers;
•our ability to procure sufficient high quality, raw materials to manufacture our products;
•the availability of pea protein that meets our standards;
•our ability to diversify the protein sources used for our products;
•the volatility associated with ingredient and packaging costs;
•real or perceived quality or health issues with our products or other issues that adversely affect our brand and reputation;
•changes in the tastes and preferences of our consumers;
•our ability to accurately predict consumer taste preferences, trends and demand and successfully introduce and commercialize new products and improve existing products, including in new geographic markets;
•significant disruption in, or breach in security of our information technology systems and resultant interruptions in service and any related impact on our reputation;
•the attraction and retention of qualified employees and key personnel and our ability to maintain our corporate culture as we continue to grow;

•the effects of natural or man-made catastrophic events particularly involving our or any of our co-manufacturers’ manufacturing facilities or our suppliers’ facilities;
•the impact of marketing campaigns aimed at generating negative publicity regarding our products, brand and the plant-based industry category;
•the effectiveness of our internal controls;
•changes in laws and government regulation affecting our business, including the U.S. Food and Drug Administration (“FDA”) and the U.S. Federal Trade Commission (“FTC”) governmental regulation, and state, local and foreign regulation;
•new or pending legislation, or changes in laws, regulations or policies of governmental agencies or regulators, both in the U.S. and abroad, affecting plant-based meat, the labeling or naming of our products, or our brand name;
•the financial condition of, and our relationships with our suppliers, co-manufacturers, distributors, retailers, and foodservice customers, and their future decisions regarding their relationships with us;
•the ability of our suppliers and co-manufacturers to comply with food safety, environmental or other laws or regulations;
•seasonality;
•the sufficiency of our cash and cash equivalents to meet our liquidity needs and service our indebtedness;
•economic conditions and the impact on consumer spending;
•outcomes of legal or administrative proceedings;
•our, our suppliers’ and our co-manufacturers’ ability to protect our proprietary technology, intellectual property and trade secrets adequately;
•the impact of tariffs and trade wars; and
•the risks discussed in Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 19, 2020 (the “2019 10-K”), Part II, Item 1A, “Risk Factors” included herein, and those discussed in other documents we file from time to time with the SEC.
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
This report also contains estimates and other statistical data obtained from independent parties and by us relating to market size and growth and other data about our industry and ultimate consumers. The number of retail and foodservice outlets are derived from data through June 27, 2020. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates and data.
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

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS

BEYOND MEAT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	June 27, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$222,334	$275,988
Accounts receivable	45,986	40,080
Inventory	143,033	81,596
Prepaid expenses and other current assets	17,990	5,930
Total current assets	$429,343	$403,594
Property, plant, and equipment, net	70,286	47,474
Operating lease right-of-use assets	13,793	—
Other non-current assets, net	4,552	855
Total assets	$517,974	$451,923
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$51,567	$26,923
Wages payable	2,024	1,768
Accrued bonus	1,416	4,129
Current portion of operating lease liabilities	2,367	—
Accrued expenses and other current liabilities	8,829	3,805
Short-term borrowings under revolving credit facility and bank term loan	—	11,000
Current portion of finance lease liabilities	72	72
Total current liabilities	$66,275	$47,697
Long-term liabilities:
Revolving credit facility	$50,000	$—
Operating lease liabilities, net of current portion	11,604	—
Long-term portion of bank term loan, net	—	14,637
Equipment loan, net	—	4,932
Finance lease obligations and other long-term liabilities	185	567
Total long-term liabilities	$61,789	$20,136
Commitments and Contingencies (Note 10)
(continued on the next page)

BEYOND MEAT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	June 27, 2020	December 31, 2019
Stockholders’ equity:
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	$—	$—
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 62,425,640 and 61,576,494 shares issued and outstanding at June 27, 2020 and December 31, 2019, respectively	6	6
Additional paid-in capital	540,576	526,199
Accumulated deficit	(150,505)	(142,115)
Accumulated other comprehensive loss	(167)	—
Total stockholders’ equity	$389,910	$384,090
Total liabilities and stockholders’ equity	$517,974	$451,923

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net revenues	$113,338	$67,251	$210,412	$107,457
Cost of goods sold	79,687	44,510	139,070	73,945
Gross profit	33,651	22,741	71,342	33,512
Research and development expenses	6,016	4,212	12,210	8,710
Selling, general and administrative expenses	34,292	15,515	61,607	26,692
Restructuring expenses	1,509	847	3,882	1,241
Total operating expenses	41,817	20,574	77,699	36,643
(Loss) income from operations	(8,166)	2,167	(6,357)	(3,131)
Other expense, net:
Interest expense	(569)	(741)	(1,274)	(1,474)
Remeasurement of warrant liability	—	(11,744)	—	(12,503)
Other, net	(1,454)	898	(744)	1,039
Total other expense, net	(2,023)	(11,587)	(2,018)	(12,938)
Loss before taxes	(10,189)	(9,420)	(8,375)	(16,069)
Income tax expense	16	21	15	21
Net loss	$(10,205)	$(9,441)	$(8,390)	$(16,090)
Net loss per share available to common stockholders—basic and diluted	$(0.16)	$(0.24)	$(0.14)	$(0.69)
Weighted average common shares outstanding—basic and diluted	62,098,861	39,081,359	61,904,360	23,206,203
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net loss	$(10,205)	$(9,441)	$(8,390)	$(16,090)
Other comprehensive loss, net of tax:
Foreign currency translation loss, net of tax	(167)	—	(167)	—
Comprehensive loss, net of tax	$(10,372)	$(9,441)	$(8,557)	$(16,090)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and
Stockholders’ Equity (Deficit)
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2019	61,576,494	$6	$526,199	$(142,115)	$—	$384,090
Net income	—	—	—	1,815	—	1,815
Issuance of common stock under equity incentive plans, net	280,883	—	1,002	—	—	1,002
Share-based compensation for equity classified awards	—	—	5,074	—	—	5,074
Balance at March 28, 2020	61,857,377	$6	$532,275	$(140,300)	$—	$391,981
Net loss	—	—	—	(10,205)	—	(10,205)
Issuance of common stock under equity incentive plans, net	568,263	—	1,590	—	—	1,590
Share-based compensation for equity classified awards	—	—	6,711	—	—	6,711
Foreign currency translation adjustment	—	—	—	—	(167)	(167)
Balance at June 27, 2020	62,425,640	$6	$540,576	$(150,505)	$(167)	$389,910

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	41,562,111	$199,540	6,951,350	$1	$7,921	$(129,672)	$(121,750)
Net loss	—	—	—	—	—	(6,649)	(6,649)
Issuance of common stock under equity incentive plans	—	—	169,583	—	366	—	366
Share-based compensation for equity classified awards	—	—	—	—	855	—	855
Balance at March 30, 2019	41,562,111	$199,540	7,120,933	$1	$9,142	$(136,321)	$(127,178)
Net loss			—	—	—	(9,441)	(9,441)
Issuance of common stock pursuant to the IPO, net of issuance costs of $4.9 million	—	—	11,068,750	1	252,452	—	252,453
Issuance of common stock upon conversion of convertible preferred stock	(41,562,111)	(199,540)	41,562,111	4	199,536	—	199,540
Issuance of common stock upon exercise of common stock warrants	—	—	214,875	—	—	—	—
Reclassification of warrant liability to additional paid-in capital upon closing of the initial public offering	—	—	—	—	14,421	—	14,421
Issuance of common stock under equity incentive plans	—	—	200,852	—	167	—	167
Share-based compensation for equity classified awards	—	—	—	—	1,823	—	1,823
Balance at June 29, 2019	$—	$—	60,167.521	$6	$477,541	$(145,762)	$331,785
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Six Months Ended
	June 27, 2020	June 29, 2019
Cash flows from operating activities:
Net loss	$(8,390)	$(16,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,855	3,957
Non-cash lease expense	1,193	—
Share-based compensation expense	13,535	2,678
Loss on sale of fixed assets	183	—
Amortization of debt issuance costs	93	78
Loss on extinguishment of debt	1,538	—
Change in preferred and common stock warrant liabilities	—	12,503
Net change in operating assets and liabilities:
Accounts receivable	(5,907)	(21,762)
Inventories	(61,437)	(12,438)
Prepaid expenses and other assets	(12,192)	(2,131)
Accounts payable	21,564	9,799
Accrued expenses and other current liabilities	818	1,028
Operating lease liabilities	(1,188)	—
Long-term liabilities	—	12
Net cash used in operating activities	$(44,335)	$(22,366)
Cash flows from investing activities:
Purchases of property, plant and equipment	$(26,031)	$(7,502)
Proceeds from sale of fixed assets	—	232
Purchases of property, plant and equipment held for sale	(2,288)	(3,121)
Payment of security deposits	(9)	(487)
Net cash used in investing activities	$(28,328)	$(10,878)
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to the initial public offering, net of issuance costs	$—	$255,448
Proceeds from revolving credit facility	50,000	—
Debt issuance costs	(1,183)	—
Debt extinguishment costs	(1,200)	—
Repayment of revolving credit line	(6,000)	—
Repayment of term loan	(20,000)	—
Repayment of equipment loan	(5,000)	—
Principal payments under finance lease obligations	(34)	(21)
Proceeds from exercise of stock options	3,824	533
Payments of minimum withholding taxes on net share settlement of equity awards	(1,231)	—
Net cash provided by financing activities	$19,176	$255,960
(continued on the next page)

BEYOND MEAT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Six Months Ended
	June 27, 2020	June 29, 2019
Net (decrease) increase in cash and cash equivalents	$(53,487)	$222,716
Effect of exchange rate changes on cash	(167)	—
Cash and cash equivalents at the beginning of the period	275,988	54,271
Cash and cash equivalents at the end of the period	$222,334	$276,987

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,265	$1,445
Taxes	$15	$21
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$4,499	$1,003
Offering costs, accrued not yet paid	$—	$578
Non-cash additions to property, plant and equipment held for sale	$—	$646
Operating lease right-of-use assets obtained in exchange for lease liabilities	$2,632	$—
Reclassification of warrant liability to additional paid-in capital in connection with the initial public offering	$—	$14,421
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$199,540
Note receivable from sale of assets held for sale	$5,158	$—
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
The Company’s primary production facilities are located in Columbia, Missouri, and research and development and administrative offices are located in El Segundo, California. In addition to its own production facilities, the Company uses co-manufacturers in various locations in the United States, Canada and the Netherlands. On January 14, 2020, the Company registered its new subsidiary, Beyond Meat EU B.V., in the Netherlands. On April 28, 2020, the Company registered its new subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd., in the Zhejiang Province in China. In the three months ended June 27, 2020, the Company acquired its first manufacturing facility in Europe located in Enschede, the Netherlands. This facility is expected to be operational by the end of 2020. In addition, in June 2020 the Company announced the official opening of a new co-manufacturing facility to be used for Beyond Meat production built by the Company’s distributor in the Netherlands.
The Company sells to a variety of customers in the retail and foodservice channels throughout the United States and internationally primarily through distributors who purchase, store, sell, and deliver the Company’s products. In addition, the Company sells directly to customers in the retail and foodservice channels who handle their own distribution. As of June 27, 2020, approximately 96% of the Company’s long-lived assets were located in the United States.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The global spread and unprecedented impact of COVID-19 continues to create significant volatility, uncertainty and economic disruption. In the three months ended June 27, 2020, the Company’s operations in its facilities, and its financial results including net revenues, gross profit, gross margin and operating expenses were negatively impacted by COVID-19. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business. While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, the Company expects that its business operations and results of operations, including its net revenues, gross profit, gross margin, earnings and cash flows, will be adversely impacted for at least the balance of 2020.

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

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
Principles of Consolidation
The condensed consolidated financial statements for the periods ended June 27, 2020 include the accounts of the Company and its subsidiaries. All inter-company balances and transactions have been eliminated.
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
Property, Plant and Equipment
Property, plant and equipment are carried at cost less accumulated depreciation and are depreciated using the straight-line method over the following estimated useful lives:

Land	Not amortized
Buildings	30 years
Leasehold improvements	Shorter of lease term or estimated useful life
Furniture and fixtures	3 years
Manufacturing equipment	5 to 10 years
Research and development equipment	5 to 10 years
Software and computer equipment	3 years
Vehicles	5 years

Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining lease term. When assets are sold or retired, the asset and related accumulated depreciation are removed from the respective account balances and any gain or loss on disposal is included in loss from operations. Expenditures for repairs and maintenance are charged directly to expense when incurred. See Note 6.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Foreign Currency
The Company’s foreign entities use their local currency as the functional currency. For these entities, the Company translates net assets into U.S. dollars at period end exchange rates, while revenue and expense accounts are translated at average exchange rates prevailing during the periods being reported. Resulting currency translation adjustments are included in accumulated other comprehensive loss and foreign currency transaction gains and losses are included in other, net. Transaction gains and losses on long-term intra-entity transactions are recorded as a component of other comprehensive loss. Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact the Company’s results of operations.
Unrealized translation losses, net of tax, reported as cumulative translation adjustments through other comprehensive loss were $0.2 million as of June 27, 2020. Foreign currency transaction gains included in other, net were $0.1 million during the three and six months ended June 27, 2020.
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
The three levels are defined as follows:
•Level 1—Unadjusted quoted prices in active markets accessible by the reporting entity for identical assets or liabilities. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
•Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which significant value drivers are observable.
•Level 3—Valuations derived from valuation techniques in which significant value drivers are unobservable.

The Company’s financial instruments include cash equivalents, accounts receivable, accounts payable, and accrued expenses, for which the carrying amounts approximate fair value due to the short-term maturity of these financial instruments. Based on the borrowing rates currently available to the Company for debt with similar terms, the carrying value of the Company’s revolving credit facility approximates fair value as well.
The Company had no financial instruments measured at fair value on a recurring basis as of June 27, 2020 and December 31, 2019, other than the liability classified share-settled obligation to one of the Company’s executive officers as discussed in Note 9 which represents a Level 1 financial instrument. There was no change in the fair value of the liability-classified share-settled obligation in the three and six months ended June 27, 2020. There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 for the three and six months ended June 27, 2020.
Prior to the IPO, the stock warrant liability was measured at fair value using Level 3 inputs upon issuance and at each reporting date. Inputs used to determine the estimated fair value of the warrant liability as of the valuation date included expected term of the warrants, the risk-free interest rate, volatility, and the fair value of underlying shares.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table sets forth a summary of the changes in the fair value of the preferred and common stock warrant liabilities:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Beginning balance	$—	$2,677	$—	$1,918
Fair value of warrants issued during the period	—	—	—	—
Change in fair value of warrant liability	—	11,744	—	12,503
Reclassification of warrant liability to additional paid-in capital in connection with the IPO	—	(14,421)	—	(14,421)
Ending balance	$—	$—	$—	$—
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
Revenue is measured as the amount of consideration the Company expects to receive in exchange for fulfilling the performance obligation. Sales and other taxes the Company collects concurrent with the sale of products are excluded from revenue. The Company's normal payment terms vary by the type and location of its customers and the products offered. The time between invoicing and when payment is due is not significant. None of the Company's customer contracts as of June 27, 2020 contains a significant financing component.
The Company routinely offers sales discounts and promotions through various programs to its customers and consumers. These programs include rebates, temporary on shelf price reductions, buy-one-get-one-free programs, off invoice discounts, retailer advertisements, product coupons and other trade activities. Provision for discounts and incentives are recorded in the same period in which the related revenues are recognized. At the end of each accounting period, the Company recognizes a liability for estimated sales discounts that have been incurred but not paid which totaled $4.7 million and $1.6 million as of June 27, 2020 and December 31, 2019, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.
The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. The incremental cost to obtain contracts was not material.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
The following table presents the Company’s net revenues by channel:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net revenues:
U.S.:
Retail	$90,040	$30,531	$139,963	$49,992
Foodservice	6,486	16,504	29,117	25,338
U.S. net revenues	96,526	47,035	169,080	75,330
International:
Retail	9,572	3,589	15,524	3,707
Foodservice	7,240	16,627	25,808	28,420
International net revenues	16,812	20,216	41,332	32,127
Net revenues	$113,338	$67,251	$210,412	$107,457
One distributor accounted for approximately 16% of the Company’s gross revenues in the three months ended June 27, 2020; and two distributors accounted for approximately 22% and 20%, respectively, of the Company’s gross revenues in the three months ended June 29, 2019. One distributor accounted for approximately 14% of the Company’s gross revenues in the six months ended June 27, 2020; and two distributors accounted for approximately 22% and 21%, respectively, of the Company’s gross revenues in the six months ended June 29, 2019. No other distributor or customer accounted for more than 10% of the Company’s gross revenues in the three and six months ended June 27, 2020 and June 29, 2019.
Shipping and Handling Costs
Outbound shipping and handling costs included in selling, general and administrative (“SG&A”) expenses in the three months ended June 27, 2020 and June 29, 2019 were $3.2 million and $2.6 million,

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

respectively. Outbound shipping and handling costs included in SG&A expenses in the six months ended June 27, 2020 and June 29, 2019 were $4.8 million and $3.9 million, respectively.
Recently Adopted Accounting Pronouncements
As an “emerging growth company” (“EGC”), the Jumpstart Our Business Startups Act (the “JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company will no longer qualify as an EGC as of the end of the fiscal year ending December 31, 2020, when it becomes a Large Accelerated Filer under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, the Company has elected to use the adoption dates applicable to public companies beginning in the first quarter of 2020 and the adoption dates for the new accounting pronouncements disclosed below have been evaluated under such premise.
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
On March 12, 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The amendments in ASU 2020-04 provide temporary optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions to ease the potential accounting and financial reporting burden associated with transitioning away from reference rates that are expected to be discontinued, including the London Interbank Offered Rate (LIBOR). ASU 2020-04 is effective for the Company as of March 12, 2020 through December 31, 2022. The adoption of ASU 2020-04 has not had and is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.
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

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Note 3. Restructuring
In May 2017, management approved a plan to terminate the Company’s exclusive supply agreement (the “Agreement”) with one of its co-manufacturers, due to non-performance under the Agreement and on May 23, 2017, the Company notified the co-manufacturer of its decision to terminate the Agreement. In the three months ended June 27, 2020 and June 29, 2019, the Company recorded $1.5 million and $0.8 million, respectively, in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. In the six months ended June 27, 2020 and June 29, 2019, the Company recorded $3.9 million and $1.2 million, respectively, in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. See Note 10 for further information. As of June 27, 2020 and December 31, 2019, the Company had $2.3 million and $1.1 million, respectively, in accrued and unpaid restructuring expenses.

Note 4. Leases
Leases are classified as either finance leases or operating leases based on criteria in ASC 842. The Company has operating leases for its corporate offices including its Manhattan Beach Innovation Center where the Company’s research and development facility is located, its manufacturing facilities, warehouses and vehicles, and finance leases for certain of the Company’s equipment. Such leases generally have original lease terms between two and 11 years, and often include one or more options to renew. Some leases also include early termination options, which can be exercised under specific conditions. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company currently considers its renewal options to be reasonably certain to be exercised. The Company does not have residual value guarantees or material restrictive covenants associated with its leases.
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

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
The components of lease expense were as follows:

(in thousands)	Statement of Operations Location	Three Months Ended June 27, 2020	Six Months Ended June 27, 2020
Operating lease cost:
Lease cost	Cost of goods sold	$468	$652
Lease cost	Research and development expenses	158	283
Lease cost	Selling, general and administrative expenses	161	273
Variable lease cost (1)	Cost of goods sold	1	7
Operating lease cost		$788	$1,215
Short-term lease cost	Selling, general and administrative expenses	$111	$175
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$20	$38
Interest on lease liabilities	Interest expense	3	7
Finance lease cost		$23	$45
Total lease cost		$922	$1,435
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental balance sheet information as of June 27, 2020 related to leases are as follows:

(in thousands)	Balance Sheet Location	June 27, 2020
Assets
Operating leases	Operating lease right-of-use assets	$13,793
Finance leases, net	Property, plant and equipment, net	249
Total lease assets		$14,042

Liabilities
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$2,367
Finance lease liabilities	Current portion of finance lease liabilities	72
Long-term:
Operating lease liabilities	Operating lease liabilities, net of current portion	11,604
Finance lease liabilities	Finance lease obligations and other long-term liabilities	185
Total lease liabilities		$14,228

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year, as of June 27, 2020:

	June 27, 2020
(in thousands)	Operating Leases	Finance Leases
Remainder of 2020	$1,335	$43
2021	2,737	80
2022	2,664	71
2023	2,181	58
2024	1,395	30
2025	1,281	—
Thereafter	3,914	—
Total undiscounted future minimum lease payments	15,507	282
Less imputed interest	(1,536)	(25)
Total discounted future minimum lease payments	$13,971	$257
Weighted average remaining lease terms and weighted average discount rates were:

	June 27, 2020
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	7.4	3.7
Weighted average discount rate	2.9%	5.4%

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

A schedule of the future minimum rental commitments under the Company’s capital lease agreements and non-cancelable operating lease agreements with an initial or remaining term in excess of one year as of December 31, 2019, in accordance with ASC 840 were as follows:

(in thousands)	Capital Lease Obligations	Operating Lease Obligations
2020	$86	$1,878
2021	80	1,813
2022	71	1,817
2023	58	1,840
2024	30	1,353
Thereafter	—	5,167
Total minimum lease payments		$13,868
Total minimum lease payments	$325
Less: imputed interest (4.1% to 15.9%)	(34)
Total capital lease obligations	$291
Less: current portion of capital lease obligations	(72)
Long-term capital lease obligations	$219

Note 5. Inventories
Major classes of inventory were as follows:

(in thousands)	June 27, 2020	December 31, 2019
Raw materials and packaging	$80,848	$36,884
Work in process	13,326	17,958
Finished goods	48,859	26,754
Total	$143,033	$81,596

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 6. Property, Plant and Equipment
Property, plant, and equipment are stated at cost and finance lease assets are included. A summary of property, plant, and equipment as of June 27, 2020 and December 31, 2019, is as follows:

(in thousands)	June 27, 2020	December 31, 2019
Manufacturing equipment	$51,559	$37,939
Research and development equipment	9,643	8,933
Leasehold improvements	8,000	7,620
Building	1,600	—
Finance leases	287	1,108
Software	358	274
Furniture and fixtures	461	433
Vehicles	378	210
Land	1,120	—
Assets not yet placed in service	23,149	11,666
Total property, plant and equipment	$96,555	$68,183
Accumulated depreciation and amortization	(26,269)	(20,709)
Property, plant and equipment, net	$70,286	$47,474
Depreciation and amortization expense for the three months ended June 27, 2020 and June 29, 2019, was $3.3 million and $2.1 million, respectively. Of the total depreciation and amortization expense in the three months ended June 27, 2020 and June 29, 2019, $2.5 million and $1.4 million, respectively, were recorded in cost of goods sold, $0.7 million and $0.6 million, respectively, were recorded in research and development expenses, and $0.1 million and $12,000, respectively, were recorded in SG&A expenses in the Company’s condensed consolidated statements of operations.
Depreciation and amortization expense for the six months ended June 27, 2020 and June 29, 2019, was $5.9 million and $4.0 million, respectively. Of the total depreciation and amortization expense in the six months ended June 27, 2020 and June 29, 2019, $4.4 million and $2.8 million, respectively, were recorded in cost of goods sold, $1.4 million and $1.1 million, respectively, were recorded in research and development expenses, and $0.1 million and $22,000, respectively, were recorded in SG&A expenses, in the Company’s condensed consolidated statements of operations.
The Company no longer has any assets that meet the criteria for assets held for sale as of June 27, 2020. Amounts previously classified as assets held for sale were sold for amounts that approximated book value for which a note receivable of $5.2 million was recorded, of which $3.4 million is included in prepaid expenses and other current assets and $1.8 million is included in other non-current assets, net in the Company’s condensed consolidated balance sheet as of June 27, 2020.

Note 7. Debt
On April 21, 2020, the Company entered into a $150 million five-year secured revolving credit agreement (“2020 Credit Agreement”) by and among the Company, the lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as the administrative agent (the “Administrative Agent”). JPMorgan Chase Bank, N.A. and Silicon Valley Bank acted as joint bookrunners and joint lead arrangers under the 2020 Credit Agreement. The 2020 Credit Agreement includes an accordion feature for up to an additional $200 million. Capitalized terms used below but not defined have the meanings ascribed to such terms in the 2020 Credit Agreement.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Concurrently with the effectiveness of the 2020 Credit Agreement, on April 21, 2020, the Company terminated the SVB Credit Facilities (a revolving credit facility and a term loan facility with Silicon Valley Bank) and the Equipment Loan Facility (an equipment loan from Structural Capital), and incurred an aggregate of $1.2 million of termination, prepayment, and related fees in connection with such terminations.
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
The Company is required to pay an unused commitment fee of 0.375% per annum, which shall accrue at the applicable rate on the daily amount of the undrawn portion of the commitment of each Lender. Letters of credit issued under the 2020 Credit Agreement are subject to customary letter of credit fees. The Company’s obligations under the 2020 Credit Agreement are secured by substantially all of its assets, subject to customary exceptions set forth in the 2020 Credit Agreement. In addition, to the extent the Company forms or acquires any domestic subsidiaries, such domestic subsidiaries will be required to guarantee the Company’s obligations under the 2020 Credit Agreement and provide a security interest over substantially all of their assets.
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
The Company’s debt balances are detailed below:

(in thousands)	June 27, 2020	December 31, 2019
Revolving credit facility	$50,000	$—
Revolving credit line (SVB)	—	6,000
Term loan facility	—	20,000
Equipment financing loan	—	5,000
Debt issuance costs	—	(431)
Total debt outstanding	$50,000	$30,569
Less: current portion of long-term debt	—	11,000
Long-term debt	$50,000	$19,569
The Company records debt issuance costs on the revolving credit facility in other non-current assets, net in the accompanying condensed consolidated balance sheet as of June 27, 2020. Debt issuance costs on the revolving credit line and term loan, net of amortization, were recorded as a reduction of carrying value of the debt in the accompanying condensed consolidated balance sheet as of December

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

31, 2019. Debt issuance costs, net of amortization, totaled $1.2 million and $0.4 million as of June 27, 2020 and December 31, 2019, respectively. Debt issuance costs are amortized as interest expense over the term of the loan for which amortization of $57,000 and $20,000 was recorded during the three months ended June 27, 2020 and June 29, 2019, respectively, and $93,000 and $78,000 was recorded during the six months ended June 27, 2020 and June 29, 2019, respectively.
In the three months ended June 27, 2020 and June 29, 2019, the Company incurred $0.4 million and $0.5 million, respectively, in interest expense related to its bank credit facilities. In the six months ended June 27, 2020 and June 29, 2019, the Company incurred $0.9 million and $1.1 million, respectively, in interest expense related to its bank credit facilities. In the three months ended June 27, 2020 and June 29, 2019, the Company recorded $0.1 million and $0.2 million, respectively, in interest expense related to the Equipment Loan Facility. In the six months ended June 27, 2020 and June 29, 2019, the Company recorded $0.2 million and $0.3 million, respectively, in interest expense related to the Equipment Loan Facility.
The interest rate on the revolving credit facility under the 2020 Credit Agreement at June 27, 2020 was 3.5%. The Company is subject to compliance with the financial covenants in the 2020 Credit Agreement commencing with the fiscal quarter ending September 26, 2020.

Note 8. Stockholders’ Equity
As of June 27, 2020, the Company’s shares consisted of 500,000,000 authorized shares of common stock, par value $0.0001 per share, of which 62,425,640 shares of common stock were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
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

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
As of June 27, 2020 and December 31, 2019, there were 4,562,663 and 5,170,976 shares, respectively, issuable under stock options outstanding, 287,439 and 149,004 shares, respectively, issuable under unvested RSUs outstanding, 6,722,897 and 5,864,738 shares, respectively, issued for stock option exercises, RSU settlement, and restricted stock grants, and 5,060,728 and 3,297,638 shares, respectively, available for grants under the 2018 Plan.
Stock Options
Following are the assumptions used in the Black-Scholes valuation model for options granted during the periods shown below:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Risk-free interest rate	0.5%	2.3%	0.7%	2.3%
Average expected term (years)	7.0	6.0	7.0	6.0
Expected volatility	55.0%	55.0%	55.0%	55.0%
Dividend yield	—	—	—	—
Option grants to new employees in the six months ended June 27, 2020 and June 29, 2019 vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period, subject to continued employment through the vesting date. Option grants to continuing employees in the six months ended June 27, 2020 vest monthly over a 48-month period, subject to continued employment through the vesting date. Option grants to continuing employees in the six months ended June 29, 2019 vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period, subject to continued employment through the vesting date.
The following table summarizes the Company’s stock option activity during the six months ended June 27, 2020:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2019	5,170,976	$14.28	7.5	$329,879
Granted	251,170	$97.72	—	$—
Exercised	(825,965)	$4.63	—	$91,606
Cancelled/Forfeited	(33,518)	$34.47	—	$—
Outstanding at June 27, 2020	4,562,663	$20.47	7.2	$556,534
Vested and exercisable at June 27, 2020	2,470,346	$7.84	6.0	$331,568
Vested and expected to vest at June 27, 2020	3,932,836	$15.73	6.9	$497,871
__________
(1) Aggregate intrinsic value is calculated as the difference between the value of common stock on the transaction date and the exercise price multiplied by the number of shares issuable under the stock option.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

During the three months ended June 27, 2020 and June 29, 2019, the Company recorded in aggregate $3.6 million and $1.2 million, respectively, of share-based compensation expense related to options issued to employees and nonemployees. During the six months ended June 27, 2020 and June 29, 2019, the Company recorded in aggregate $6.6 million and $1.8 million, respectively, of share-based compensation expense related to options issued to employees and nonemployees. The share-based compensation expense is included in cost of goods sold, research and development expenses, and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of June 27, 2020, there was $15.7 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over a weighted average period of 2.4 years.
Restricted Stock Units
RSU grants to new employees in the six months ended June 27, 2020 and June 29, 2019 vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting quarterly over the remaining three years of the award, subject to continued employment through the vesting date. RSU grants in the six months ended June 27, 2020 to continuing employees vest quarterly over 16 quarters, subject to continued employment through the vesting date. RSU grants to consultants in the six months ended June 27, 2020 vest quarterly over 8 quarters, subject to continued service through the vesting date. An RSU grant to a nonemployee brand ambassador in the six months ended June 27, 2020 vests 50% upon grant with the remainder vesting quarterly over 4 quarters commencing on October 1, 2020, subject to continued service through the vesting date.
The following table summarizes the Company’s RSU activity during the six months ended June 27, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2019	149,004	$132.82
Granted	180,774	$102.51
Vested(1)	(34,245)	$137.82
Cancelled/Forfeited	(8,094)	$—
Unvested at June 27, 2020	287,439	$113.40
________
(1) Includes 8,902 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2018 Plan.

During the three months ended June 27, 2020 and June 29, 2019, the Company recorded in aggregate $2.7 million and $89,000, respectively, of share-based compensation expense related to RSUs. During the six months ended June 27, 2020 and June 29, 2019, the Company recorded in aggregate $4.3 million and $89,000, respectively, of share-based compensation expense related to RSUs. The share-based compensation expense is included in cost of goods sold, research and development expenses, and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of June 27, 2020, there was $12.2 million in unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted average period of 2.2 years.
Share-Settled Obligation
Share-based compensation expense in the three and six months ended June 27, 2020 includes $0.9 million and $1.8 million, respectively, for a liability classified, share-settled obligation to an executive officer related to a sign-on award pursuant to the terms of the executive officer’s offer letter dated August 1, 2019 with the Company. There was no such expense in the three and six months ended June 29, 2019.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The share-based compensation expense related to this share-settled obligation is included in SG&A expenses in the Company’s condensed consolidated statements of operations. The liability classified award is considered unearned until the requirements for issuance of the shares are met and is included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets as of June 27, 2020 and December 31, 2019 in the amount of $2.8 million and $1.0 million, respectively. As of June 27, 2020, there was $4.2 million in unrecognized compensation expense related to this share-settled obligation which is expected to be recognized over 1.2 years.
Restricted Stock to Nonemployees
The following table summarizes the Company’s restricted stock activity during the six months ended June 27, 2020:

	Number of Shares of Restricted Stock	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2019	88,988	1.2	$19.49
Granted	—	—	$—
Vested/Released	(48,607)	—	$19.39
Cancelled/Forfeited	—	—	$—
Unvested at June 27, 2020	40,381	0.95	$19.77

As of June 27, 2020, 40,381 shares of restricted stock had been purchased by nonemployee brand ambassadors which remained subject to vesting requirements and repurchase pursuant to restricted stock purchase agreements.
During the three months ended June 27, 2020 and June 29, 2019, the Company recorded in aggregate $0.4 million and $0.5 million, respectively, of share-based compensation expense related to restricted stock issued to nonemployee brand ambassadors, which is included in SG&A expenses in the Company’s condensed consolidated statements of operations. During each of the six months ended June 27, 2020 and June 29, 2019, the Company recorded in aggregate $0.8 million of share-based compensation expense related to restricted stock issued to nonemployee brand ambassadors, which is included in SG&A expenses in the Company’s condensed consolidated statements of operations.
As of June 27, 2020, there was $0.8 million in unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over 0.8 years.
Employee Stock Purchase Plan
As of June 27, 2020, the maximum aggregate number of shares that may be issued under the 2018 Employee Stock Purchase Plan (“ESPP”) was 1,340,325 shares of common stock, including an increase of 536,130 shares effective January 1, 2020 under the terms of the ESPP. The 2018 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the 2018 ESPP.

Note 10. Commitments and Contingencies
Leases
On March 16, 2020, the Company amended an operating lease for its manufacturing facility in Columbia, Missouri, to extend the lease term for two years to June 30, 2022.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Effective May 22, 2020, the Company amended an operating lease for one of its leased manufacturing facilities to include land adjacent to the facility upon which the landlord will construct a parking lot.
Effective May 26, 2020, the Company entered into an agreement, assignment and assumption of lease and first amendment to lease pursuant to which the Company assumed an operating lease under which the Company is leasing certain real property and a building consisting of approximately 142,317 square feet in Columbia, Missouri, for a term expiring on April 30, 2023 with no renewal options. See Note 4.
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
As of June 27, 2020, the Company had committed to purchase pea protein inventory totaling $192.4 million, approximately $51.6 million in the remainder of 2020, $82.3 million in 2021, and $58.5 million in 2022.
In addition, as of June 27, 2020, the Company had approximately $17.8 million in purchase order commitments for capital expenditures primarily to purchase machinery and equipment. Payments for these purchases will be due within twelve months.
Litigation
Don Lee Farms

On May 25, 2017, Don Lee Farms, a division of Goodman Food Products, Inc., filed a complaint against the Company in the Superior Court of the State of California for the County of Los Angeles asserting claims for breach of contract, misappropriation of trade secrets, unfair competition under the California Business and Professions Code, money owed and due, declaratory relief and injunctive relief, each arising out of the Company’s decision to terminate an exclusive supply agreement between the Company and Don Lee Farms. The Company denied all of these claims and filed counterclaims on July 27, 2017, alleging breach of contract, unfair competition under the California Business and Professions Code and conversion. In October 2018, the former co-manufacturer filed an amended complaint that added one of the Company’s current contract manufacturers as a defendant, principally for claims arising from the current contract manufacturer’s alleged use of the former co-manufacturer’s alleged trade secrets, and for replacing the former co-manufacturer as one of the Company’s current co-manufacturers. The current contract manufacturer filed an answer denying all of Don Lee Farms’ claims and a cross-complaint against Beyond Meat asserting claims of total and partial equitable indemnity, contribution, and repayment. On March 11, 2019, Don Lee Farms filed a second amended complaint to add claims of fraud and negligent misrepresentation against the Company. On May 30, 2019, the judge denied the Company’s motion to dismiss the fraud and negligent misrepresentation claims, allowing the claims to proceed. On June 19, 2019, the Company filed an answer denying Don Lee Farms' claims.
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

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

On January 27, 2020, Don Lee Farms filed a third amended complaint to add three individual defendants, all of whom are current or former employees of the Company, including Mark Nelson, the Company’s Chief Financial Officer and Treasurer, to Don Lee Farms’ existing fraud and negligent misrepresentation claims alleging that those individuals were involved in the alleged fraud and negligent misrepresentations. On June 23, 2020, the judge denied Beyond Meat and the individual defendants’ motion to dismiss the fraud and negligent misrepresentation claims, allowing the claims to proceed. On July 6, 2020, the Company and the individual defendants filed an answer denying all of Don Lee Farms’ claims, including denying all allegations of fraud and negligent misrepresentation.
On August 11, 2020, the Company filed an amended cross-complaint against Don Lee Farms, its parent Goodman Food Products, Inc. and its owners and employees, Donald, Daniel, and Brandon Goodman. Among other claims, the amended cross-complaint alleges that Don Lee Farms defrauded Beyond Meat, misappropriated its trade secrets, and infringed its trademarks.
The previous trial date, February 8, 2021, was vacated. Trial is currently set for June 14, 2021.
Don Lee Farms is seeking from Beyond Meat, the individual defendants, and the current contract manufacturer unspecified compensatory and punitive damages, declaratory and injunctive relief, including the prohibition of Beyond Meat’s use or disclosure of the alleged trade secrets, and attorneys’ fees and costs. The Company is seeking from Don Lee Farms monetary damages, restitution of monies paid to Don Lee Farms, injunctive relief, including the prohibition of Don Lee Farms’ use or disclosure of Beyond Meat’s trade secrets and the prohibition of Don Lee Farms’ infringing use of Beyond Meat’s trademarks, and attorneys’ fees and costs. The current contract manufacturer is seeking indemnity, contribution, or repayment from the Company of any or all damages that the current contract manufacturer may be found liable to Don Lee Farms, and attorneys’ fees and costs.
The Company believes it was justified in terminating the supply agreement with Don Lee Farms, that the Company did not misappropriate Don Lee Farms’ alleged trade secrets, that the Company is not liable for the fraud or negligent misrepresentation alleged in the third amended complaint, that Don Lee Farms is liable for the conduct alleged in the Company’s amended cross-complaint, and that the Company is not liable to the current contract manufacturer for any indemnity, contribution, or repayment, including for any damages or attorneys’ fees and costs. Conversely, as alleged in the Company’s amended cross-complaint, the Company believes Don Lee Farms misappropriated the Company’s trade secrets, defrauded the Company, and ultimately has infringed the Company’s trademarks.
The Company is currently in the process of litigating this matter and intends to vigorously defend itself and its current and former employees against the claims and to prosecute the Company’s own claims. The Company cannot assure you that Don Lee Farms or the current contract manufacturer will not prevail in all or some of their claims against the Company or the individual defendants, or that the Company will prevail in some or all of its claims against Don Lee Farms. For example, if Don Lee Farms succeeds in the lawsuit, the Company could be required to pay damages, including but not limited to contract damages reasonably calculated at what the Company would have paid Don Lee Farms to produce the Company’s products through 2019, the end of the contract term, and Don Lee Farms could also claim some ownership in the intellectual property associated with the production of certain of the Company’s products or in the products themselves, and thus claim a stake in the value the Company has derived and will derive from the use of that intellectual property after the Company terminated its supply agreement with Don Lee Farms. Based on the Company’s current knowledge, the Company has determined that the amount of any material loss or range of any losses that is reasonably possible to result from this lawsuit is not estimable.
Securities Related Litigation
On January 30, 2020, Larry Tran, a purported shareholder of Beyond Meat, filed a putative securities class action lawsuit in the United States District Court for the Central District of California against Beyond Meat and two of the Company’s executive officers, the Company’s President and CEO, Ethan Brown, and the Company’s Chief Financial Officer and Treasurer, Mark Nelson. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act and is premised on allegedly false or misleading statements, and alleged non-disclosure of material facts, related to the Company’s public disclosures regarding the

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Company’s ongoing litigation with Don Lee Farms during the proposed class period of May 2, 2019 to January 27, 2020. The Court appointed a lead plaintiff and lead counsel on May 18, 2020, and a First Amended Complaint was filed on July 1, 2020. The First Amended Complaint names the same defendants, proposes the same class period, and similarly asserts claims under Sections 10(b) and 20(a) of the Exchange Act premised on allegedly false or misleading statements, and alleged non-disclosure of material facts, related to the Company’s public disclosures regarding the Company’s ongoing litigation with Don Lee Farms. The Company filed a motion to dismiss on behalf of all defendants on July 31, 2020. The motion to dismiss briefing will be completed by mid-September 2020. The Company believes the claims are without merit and intends to vigorously defend all claims asserted.
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
On April 1, 2020, the United States District Court for the Central District of California entered an order consolidating the Weiner action and the Brink action for all purposes and designated the consolidated case In re: Beyond Meat, Inc. Derivative Litigation. On April 13, 2020, the Court entered an order appointing co-lead counsel for the consolidated derivative action. On June 23, 2020, the Court entered an order approving a Joint Stipulation Regarding Stay of Actions. Under the terms of the stay approval order, all proceedings in the consolidated derivative case are stayed until (1) the securities class action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2) any motion to dismiss the securities class action is denied in whole or in part. Based on the early stages of this matter, the Company is unable to estimate potential losses, if any, related to this lawsuit.
On May 27, 2020, Kevin Chew, a purported shareholder of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court of the District of Delaware, putatively on behalf of the Company, against two of the Company’s executive officers, the Company’s President and CEO, Ethan Brown, and the Company’s Chief Financial Officer and Treasurer, Mark Nelson, and each of the Company’s directors, including one former director, who signed the Company’s initial public offering registration statement. The lawsuit asserts claims under Sections 10(b) and 21D of the Exchange Act and claims of breaches of fiduciary duty, relating to the Company’s ongoing litigation with Don Lee Farms, related actions taken by Beyond Meat and the named individuals during the period of May 2, 2019 to May 27, 2020. On June 16, 2020, the Court entered an order staying all proceedings in the derivative action until (1) the securities class action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2) any motion to dismiss the securities class action is denied in whole or in part. On June 17, 2020, the Court entered an order administratively closing the derivative case based on the stay order. Based on the early stages of this matter, the Company is unable to estimate potential losses, if any, related to this lawsuit.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

On June 17, 2020, James Janolek, a purported shareholder of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court of the District of Delaware, putatively on behalf of the Company, against two of the Company’s executive officers, the Company’s President and CEO, Ethan Brown, and the Company’s Chief Financial Officer and Treasurer, Mark Nelson, and each of the Company’s directors, including one former director, who signed the Company’s initial public offering registration statement. The lawsuit asserts claims under Sections 14(a) and 20(a) of the Exchange Act, claims of breaches of fiduciary duty as directors and/or officers of Beyond Meat, and claims of unjust enrichment and waste of corporate assets, all relating to the Company’s ongoing litigation with Don Lee Farms, related actions taken by Beyond Meat and the named individuals during the period of May 2, 2019 to June 17, 2020. On July 10, 2020, the Court entered an order staying all proceedings in the derivative action until (1) the securities class action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2) any motion to dismiss the securities class action is denied in whole or in part. On July 10, 2020, the Court entered an order administratively closing the derivative case based on the stay order. Based on the early stages of this matter, the Company is unable to estimate potential losses, if any, related to this lawsuit.
TCPA Litigation
On March 18, 2020, Nazrin Massaro filed a putative class action lawsuit in the United States District Court for the Southern District of California against Beyond Meat and People for the Ethical Treatment of Animals, Inc. (“PETA”). The lawsuit asserts claims under the Telephone Consumer Protection Act and alleges that PETA sent unsolicited text message advertisements promoting the Company’s products to the putative class members in violation of consumers’ privacy rights. The lawsuit further alleges that PETA and Beyond Meat arranged for PETA to market Beyond Meat’s products in exchange for monetary contributions from Beyond Meat. The plaintiff seeks injunctive relief and damages on behalf of herself and the putative class members. On May 29, 2020, Beyond Meat moved to dismiss or in the alternative stay this lawsuit, and on June 8, 2020, the plaintiff voluntarily dismissed her claims against Beyond Meat without prejudice. The Company believes the claims asserted in this lawsuit are without merit.
The Company is involved in various other legal proceedings, claims, and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of such matters that are pending or asserted will have a material effect on its financial statements.

Note 11. Income Taxes
For the three months ended June 27, 2020 and June 29, 2019, the Company recorded $16,000 and $21,000, respectively, in income tax expense, in its condensed consolidated statements of operations.
For the six months ended June 27, 2020 and June 29, 2019, the Company recorded $15,000 and $21,000, respectively, in income tax expense in its condensed consolidated statements of operations.
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
As of June 27, 2020, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with respect to net operating loss and credit carryforwards.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Note 12. Net Loss Per Share Available to Common Stockholders
The Company calculates basic and diluted net loss per share available to common stockholders in conformity with the two-class method required for companies with participating securities. Computation of net loss per share available to common stockholders for the three and six months ended June 27, 2020 excludes the dilutive effect of 4,562,663 option shares, 287,439 RSUs and 40,381 unvested restricted stock shares outstanding at June 27, 2020 because their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the three and six months ended June 27, 2020 also excludes adjustments under the two-class method relating to a liability classified, share-settled obligation to an executive officer to deliver a variable number of shares based on a fixed monetary amount because the shares to be delivered are not participating securities as they do not have voting rights and are not entitled to participate in dividends until they are issued. Computation of net loss per share available to common stockholders for the three and six months ended June 29, 2019 excludes the dilutive effect of 6,559,565 potential common shares outstanding at June 29, 2019 because their inclusion would be anti-dilutive.

(in thousands, except share and per share amounts)	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Numerator:
Net loss available to common stockholders	$(10,205)	$(9,441)	$(8,390)	$(16,090)
Denominator:
Weighted average common shares outstanding—basic	62,098,861	39,081,359	61,904,360	23,206,203
Dilutive effect of shares issuable under stock options	—	—	—	—
Dilutive effect of RSUs	—	—	—	—
Dilutive effect of share-settled obligation	—	—	—	—
Weighted average common shares outstanding—diluted	62,098,861	39,081,359	61,904,360	23,206,203
Net loss per share available to common stockholders—basic and diluted	$(0.16)	$(0.24)	$(0.14)	$(0.69)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors,” of our 2019 Form 10-K and Part II, Item 1A, “Risk Factors” and “Note Regarding Forward-Looking Statements” included in this report and those discussed in other documents we file from time to time with the SEC. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this quarterly report and our audited financial statements and notes thereto included in our 2019 10-K. Our historical results are not necessarily indicative of the results to be expected for any future periods and our operating results for the three and six months ended June 27, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2020 or for any other interim period or for any other future year or period.

Overview
Beyond Meat is one of the fastest growing food companies in the United States, offering a portfolio of revolutionary plant-based meats. We build meat directly from plants, an innovation that enables consumers to experience the taste, texture and other sensory attributes of popular animal-based meat products while enjoying the nutritional and environmental benefits of eating our plant-based meat products. Our brand commitment, Eat What You Love, represents a strong belief that by eating our plant-based meats, consumers can enjoy more, not less, of their favorite meals, and by doing so help address concerns related to human health, climate change, resource conservation, and animal welfare. The success of our breakthrough innovation model and products has allowed us to appeal to a broad range of consumers, including those who typically eat animal-based meats, positioning us to compete directly in the $1.4 trillion global meat industry.
We sell a range of plant-based products across the three main meat platforms of beef, pork and poultry. As of June 27, 2020, our products were available at approximately 112,000 retail and foodservice outlets in 85 countries worldwide, across mainstream grocery, mass merchandiser, club, convenience store, and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools.
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
On August 5, 2019, we completed our secondary public offering (“Secondary Offering”) of common stock, in which we sold 250,000 shares. The shares were sold at a public offering price of $160.00 per share for net proceeds to us of approximately $37.4 million, after deducting underwriting discounts and commissions of $1.5 million and issuance costs of approximately $1.1 million payable by us. We did not receive any proceeds from the sale of common stock by the selling stockholders in the Secondary Offering.
On January 14, 2020, we registered our new subsidiary, Beyond Meat EU B.V., in the Netherlands. On April 28, 2020, we registered our new subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd., in the Zhejiang Province in China. The condensed consolidated financial statements for the periods ended June 27, 2020 include the accounts of the Company and these subsidiaries. All inter-company balances and transactions have been eliminated.
Our primary production facilities are located in Columbia, Missouri, and research and development and administrative offices are located in El Segundo, California. In addition to our own production facilities, we use co-manufacturers in various locations in the United States, Canada and the Netherlands. In the three months ended June 27, 2020, we acquired our first manufacturing facility in Europe located in Enschede, the Netherlands. This facility is expected to be operational by the end of 2020. In addition, in June 2020 we announced the official opening of a new co-manufacturing facility to be used for Beyond Meat production built by our distributor in the Netherlands.
We operate on a fiscal calendar year, and each interim quarter is comprised of one 5-week period and two 4-week periods, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth fiscal quarters may have more or fewer days included than a traditional 91-day fiscal quarter.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has had, and we expect will continue to have certain negative impacts on our business. As government authorities continue to institute restrictions on commercial operations, while at the same time implementing multi-step policies with the goal of re-opening certain markets, we are working to ensure our compliance while also maintaining business continuity for essential operations in our facilities.
While our manufacturing facilities remain operational, beginning in March 2020 employees at our corporate headquarters began working remotely. For essential activities at our Manhattan Beach Project Innovation Center, we are strictly limiting the number of employees allowed in the building and have implemented physical distancing protocols, mandatory face coverings, temperature screening of all personnel entering the site, and comprehensive preventative hygienic measures to support the health and safety of our employees. We expect our corporate headquarters employees to remain working remotely pending further notice and guidelines from local, state and federal agencies. At our manufacturing facilities, we have implemented a series of physical distancing and hygienic practices to further support the health and safety of our manufacturing employees. Our manufacturing employees are operating at extremely low density; all are being monitored for COVID-19 symptoms, including temperature screening of all personnel entering the site; and are following strict COVID-19 suggested Personal Protective Equipment guidelines per United States Centers for Disease Control and World Health Organization, including mandatory face coverings, increased hand washing and significantly increased sanitation of hard surfaces. All non-essential company-sponsored travel has been suspended and field marketing activities have been curbed due to the COVID-19-related restrictions.
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
We experienced a significant slowdown in our foodservice business beginning in the latter half of March and continuing through the second quarter of 2020 due to the ongoing COVID-19 pandemic as various regions around the world implemented stay-at-home orders, social distancing measures and various restrictions on commercial operations, resulting in the closure or limited operations of many of our foodservice customers. Such closures or scaled back operations have also resulted in delays in tests or launches of our products among our foodservice customers. Additionally, while we were able to increase our total foodservice distribution points globally by approximately 8,000 outlets during the second quarter of 2020, such increase in distribution has not offset decreased demand in the channel due to the conditions described above.
The COVID-19 pandemic had a significant negative impact on our foodservice channel net revenues in the second quarter of 2020 relative to what we experienced in the first quarter of 2020 and we are unable to predict when this negative impact will reverse. For the three months ended June 27, 2020 and March 28, 2020, we generated total foodservice channel net revenues of $13.7 million and $41.2 million, respectively, a decrease of 201%. We continue to partner with our QSR and foodservice customers during this challenging environment, and during the quarter offered promotional programs to many of our foodservice partners to allow them to offer our products to consumers at reduced price points or on other promotional terms. While we are beginning to see some improvement in demand in our foodservice business, the environment remains highly uncertain given the ongoing pandemic and we expect revenues in our foodservice channel will continue to be significantly negatively impacted through at least the remainder of 2020.

At the same time, during the second quarter of 2020 we experienced a meaningful increase in retail demand as consumers have shifted toward more at-home consumption. In response to the deterioration in the foodservice business and the significant shift in consumer preferences to retail, during the quarter we re-purposed and re-routed a certain portion of our existing foodservice inventory into retail SKUs. These activities led to increased net revenues in our retail channel and at the same time negatively impacted our gross profit and gross margin in the second quarter of 2020 due to increased expenses associated with such activities and the write-off of unrecoverable portions of the original foodservice inventory items. Following the re-balancing of our finished goods inventory through these efforts, we currently do not anticipate a need for further repacking activity.
Our net revenues in the retail channel increased significantly during the quarter primarily driven by our expansion in total retail outlets, higher sales velocity at existing retail outlets and new product introductions. We also offered promotional and reduced pricing to certain of our retail customers to encourage greater consumer trial amid temporary dislocations in the animal protein market. The resulting change in mix of our distribution channels has been significant. For the year ended December 31, 2019, our U.S. retail and U.S. foodservice channels accounted for approximately 43.4% and 23.6% of our net revenues, respectively. For the quarter ended June 27, 2020, our U.S. retail and U.S. foodservice channels accounted for approximately 79.4% and 5.7% of our net revenues, respectively. For the three months ended June 27, 2020, we generated retail net revenues of $99.6 million, an increase of 191.9%, while foodservice net revenues declined 58.6% compared to the prior-year period.
In response to the COVID-19 pandemic, in the second quarter of 2020 we also launched our Feed A Million + campaign where we, with the support of our brand ambassadors and other partners, pledged to donate and distribute more than one million Beyond Burgers at no cost to food banks, healthcare workers, frontline responders and communities in need across the country. As of June 27, 2020, we have donated more than five million Beyond Burgers and nourishing meals to this cause.
In the second quarter of 2020, we also experienced a significant increase in our inventory balance of $143.0 million compared to $120.7 million at the end of the first quarter of 2020, driven by an increase in raw materials, specifically our core pea protein inputs, which was partially offset by a reduction of our finished goods and work in process inventory levels during the quarter. We source ingredients from multiple suppliers from around the world with our plant-based proteins coming from suppliers in the United States, the EU, China and India. We also maintain inventory positions near our manufacturing operations, as well as floor stock agreements with many of our vendors. With respect to pea protein, given the nature of our contractual commitments, our volume deliveries are front loaded during the year in anticipation of higher demand levels during the summer season. Given that we scaled back our production in response to the COVID-19 pandemic and to reduce our existing finished goods and work in process inventory levels, we have seen an increase in our pea protein stocks. However, in light of the expected shelf life of our pea protein raw materials, we do not believe there is a risk of inventory obsolescence of these raw materials at this time.
It is challenging to estimate the extent of the adverse impact of the COVID-19 pandemic on our results of operations, due to continued uncertainty regarding the duration, magnitude and effects of the COVID-19 pandemic, further spread and resurgences of the disease, potential supply chain or manufacturing disruptions, and the magnitude of reduced customer traffic at our foodservice customers, or the extent to which they may be offset by increased retail demand, increasing consumer awareness of the benefits of plant-based meat products, or potential continued disruptions in the supply of conventional animal proteins. We also are unable to predict whether the increase in demand by our retail customers will continue at the levels experienced in the second quarter of 2020. While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business operations and results of operations, including our net revenues, gross profit, gross margin, earnings and cash flows, will be adversely impacted for at least the balance of 2020, including as a result of:
•potential disruption to the supply chain caused by distribution and other logistical issues;
•continued weak demand in the foodservice channel from decreased foot traffic in foodservice establishments and the significant level of demand shift from foodservice to retail business;

•increased cost of goods sold and increased promotional programs to our retail and foodservice customers resulting in negative impacts on our gross margins;
•potential disruption or closure of our facilities or those of our suppliers or co-manufacturers due to employee contraction of COVID-19;
•resumption of any expansion plans for our product lines for those quick-service restaurant (“QSR”) customers who are in trial or test phase;
•reduced consumer confidence and consumer spending, (including as a result of lower discretionary income due to unemployment or reduced or limited work as a result of measures taken in response to the pandemic), including spending to purchase our products; and negative trends in consumer purchasing patterns due to consumers’ disposable income, credit availability and debt levels;
•continued foodservice customer closures (including re-closures in the event of one or more resurgences of COVID-19) or further reduced operations;
•our ability to introduce new foodservice products as QSR and other partners look to simplify menu offerings as a result of the pandemic;
•uncertain economic outlook in the U.S. and worldwide;
•uncertainty in the length of recovery time for the U.S. and world economies; and
•disruptions in our ability to expand to new international locations.

We are focused on navigating these recent challenges presented by COVID-19 through offensive measures, such as switching foodservice production lines over to retail products, selling retail value packs and offering aggressive pricing with a strategic opportunity to encourage consumer trials, as well as defensive measures focused on reducing or delaying discretionary spending in areas where effectiveness has been impeded by the pandemic, and streamlining operations, including furloughs and headcount reductions in light of inventory levels, demand shifts and company-wide capacity planning. We expect these actions will continue to negatively impact our gross margins and profitability for the remainder of 2020.

Components of Our Results of Operations and Trends and Other Factors Affecting Our Business
Net Revenues
We generate net revenues primarily from sales of our products to our customers across mainstream grocery, mass merchandiser, club, convenience store, and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools, mainly in the United States.
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
The following table presents our 2019 quarterly net revenues by channel (unaudited):

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

The following factors and trends in our business have driven net revenue growth over prior periods and are expected to be key drivers of our net revenue growth, subject to the duration, magnitude and effects of the COVID-19 pandemic:
•increased penetration across our retail channel, including mainstream grocery, mass merchandiser, club, convenience store, and natural retailer channels, and our foodservice channel, including increased desire by foodservice establishments, including large full service restaurants and/or global QSR customers, to add plant-based products to their menus and to highlight these offerings;
•distribution expansion, increased sales velocity, household penetration and repeat buying rates across our channels;
•increased international sales of our products across geographies, markets and channels as we continue to grow our numbers of international customers;
•our continued innovation, including enhancing existing products and introducing new products across our plant-based beef, pork and poultry platforms that appeal to a broad range of consumers, including those who typically eat animal-based meat;
•enhanced marketing efforts as we continue to build our brand and drive consumer adoption of our products, including scaling our GO BEYOND marketing campaign, which seeks to mobilize our ambassadors to welcome consumers to the brand, define the category and remain its leader;
•overall market trends, including growing consumer awareness and demand for nutritious, convenient and high protein plant-based foods; and
•increased production levels as we scale production to meet demand for our products across our distribution channels both domestically and internationally.

In addition to the factors and trends above, we expect the following to positively impact net revenues going forward, subject to the duration, magnitude and effects of the COVID-19 pandemic:
•expansion of our own internal production facilities domestically and abroad to produce our woven proteins, blends of flavor systems and binding systems, and potentially convert our woven proteins into packaged products, while forming additional strategic relationships with co-manufacturers; and
•localized production and third-party partnerships to increase the availability and speed with which we can get our products to customers internationally.

We distribute our products internationally, using distributors in 85 countries worldwide as of June 27, 2020. In addition to our own production facilities, we use co-manufacturers in various locations in the United States, Canada and the Netherlands. International net revenues decreased 16.8% in the three months ended June 27, 2020, and increased 28.7% in the six months ended June 27, 2020 as compared to the respective prior-year periods.
As we seek to continue to rapidly grow our net revenues, we face several challenges. The COVID-19 pandemic has continued to spread and has already caused severe global disruptions. The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. For example, the impact of COVID-19 on any of our suppliers, co-manufacturers, distributors or transportation or logistics providers may negatively affect the price and availability of our ingredients and/or packaging materials and impact our supply chain. Additionally, if we are forced to scale back hours of production or close our production facilities or our Manhattan Beach Project Innovation Center in response to the pandemic, we expect our business, financial condition and results of operations would be materially adversely affected. In addition, our growth strategy to expand our operations internationally may be impeded. We may also be impacted by decreased customer and consumer demand as a result of event cancellations and social distancing, government-imposed restrictions on public gatherings and businesses, shelter-in place orders and temporary restaurant and retail store closures and operating restrictions. Due to its global spread and unprecedented impact, the pandemic could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, buy-one-get-one-free programs, off-invoice discounts, retailer advertisements, product coupons and other trade activities. In addition, in response to the COVID-19 pandemic, in the second quarter of 2020 we also donated more than five million Beyond Burgers and nourishing meals at no cost to food banks, healthcare workers, frontline responders and communities in need across the country as part of our Feed A Million+ pledge. We anticipate that we will need to continue to offer more trade and promotion discounts to both our retail and foodservice customers, to drive increased consumer trial and in response to the COVID-19 pandemic. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. We anticipate that these promotional activities will impact our net revenues as well as negatively impact our gross margins and that changes in such activities will impact period-over-period results.
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
Gross Profit
Gross profit consists of our net revenues less cost of goods sold. Our cost of goods sold primarily consists of the cost of raw materials and ingredients for our products, direct labor and certain supply costs, co-manufacturing fees, in-bound and internal shipping and handling costs incurred in manufacturing our products, plant and equipment overhead, depreciation and amortization expense, as well as the cost of packaging our products. In order to keep pace with demand, we have had to very quickly scale production and we have not always been able to meet all demand for our products. As a result, we have had to quickly expand our sources of supply for our core protein inputs such as pea protein. Our growth has also significantly increased facility and warehouse utilization rates. We intend to continue to increase our production capabilities at our two in-house manufacturing facilities in Columbia, Missouri, while expanding our co-manufacturing capacity and exploring additional production facilities domestically and abroad. In the three months ended June 27, 2020, we acquired our first manufacturing facility in Europe located in Enschede, the Netherlands. This facility is expected to be operational by the end of 2020. In addition, in June 2020 we announced the official opening of a new co-manufacturing facility to be used for Beyond Meat production built by our distributor in the Netherlands. As a result of these expansion initiatives, we expect our cost of goods sold in absolute dollars will continue to increase to support our growth.
In addition, in response to the deterioration in the foodservice business and the significant shift in consumer preferences to retail, during the quarter we re-purposed and re-routed a certain portion of our existing foodservice inventory into retail SKUs. These activities increased our costs of goods sold and negatively impacted our gross profit and gross margin in the second quarter of 2020 due to increased expenses associated with such activities and the write-off of unrecoverable portions of the original foodservice inventory items. Following the re-balancing of our finished goods inventory through these efforts, we currently do not anticipate a need for further repacking activity.
Over the next several years, subject to the duration, magnitude and effects of the COVID-19 pandemic, we continue to expect that gross profit improvements will be delivered primarily through improved volume leverage and throughput, greater internalization and geographic localization of our manufacturing footprint, including co-manufacturing in Canada and the Netherlands, materials and packaging input cost reductions, tolling fee efficiencies, and improved supply chain logistics and distribution costs. We intend to pass some of these cost savings on to the consumer as we pursue our goal to achieve price parity with animal protein in at least one of our product categories by 2024.
We are also working to improve gross margin through ingredient cost savings achieved through scale of purchasing and through expanding our co-manufacturing network and negotiating lower tolling fees. However, in the near term, margin improvements were impacted by repacking costs as we repurposed a certain portion of our existing foodservice inventory into retail SKUs in response to shifts in consumer demand due to COVID-19. Margin improvement may also be impacted by our focus on growing our customer base, volume deleveraging, aggressive pricing strategies and increased discounting, expanding into new geographies and markets, enhancing our production infrastructure, improving our innovation capabilities, enhancing our product offerings and increasing consumer engagement.
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
We expect SG&A expenses in absolute dollars to increase as we increase our domestic and international expansion efforts, expand our marketing efforts, and incur costs related to our status as a public company. In response to the COVID-19 pandemic, we expect to undertake measures focused on reducing or delaying discretionary spending in areas where effectiveness has been impeded by the pandemic, and streamlining operations, including furloughs and headcount reductions, in light of inventory levels, demand shifts and company-wide capacity planning.
Restructuring Expenses
In May 2017, management approved a plan to terminate an exclusive supply agreement with one of our co-manufacturers. See “Results of Operations—Three and Six Months Ended June 27, 2020 Compared to Three and Six Months Ended June 29, 2019—Restructuring Expenses” for a discussion of these expenses.
Seasonality
Generally, we expect to experience greater demand for certain of our products during the summer grilling season. As our business continues to grow, we expect to see additional seasonality effects, especially within our retail channel, with revenue contribution from this channel tending to be greater in the second and third quarters of the year. In an environment of uncertainty from the impact of COVID-19, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.

Results of Operations
The following table sets forth selected items in our condensed consolidated statements of operations for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net revenues	$113,338	$67,251	$210,412	$107,457
Cost of goods sold	79,687	44,510	139,070	73,945
Gross profit	33,651	22,741	71,342	33,512
Research and development expenses	6,016	4,212	12,210	8,710
Selling, general and administrative expenses	34,292	15,515	61,607	26,692
Restructuring expenses	1,509	847	3,882	1,241
Total operating expenses	41,817	20,574	77,699	36,643
(Loss) income from operations	$(8,166)	$2,167	$(6,357)	$(3,131)
The following table presents selected items in our condensed consolidated statements of operations as a percentage of net revenues for the periods presented:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.3	66.2	66.1	68.8
Gross profit	29.7	33.8	33.9	31.2
Research and development expenses	5.3	6.3	5.8	8.1
Selling, general and administrative expenses	30.3	23.1	29.3	24.8
Restructuring expenses	1.3	1.3	1.8	1.2
Total operating expenses	36.9	30.6	36.9	34.1
(Loss) income from operations	(7.2)%	3.2%	(3.0)%	(2.9)%

Three and Six Months Ended June 27, 2020 Compared to Three and Six Months Ended June 29, 2019
Net Revenues
Net revenues increased by $46.1 million, or 68.5%, and $103.0 million, or 95.8%, in the three and six months ended June 27, 2020, respectively, as compared to the prior-year periods primarily due to an increase in volume sold, partially offset by lower net price per pound driven by our strategic investments in promotional activity intended to encourage greater consumer trial. Growth in volume sold was driven mainly by increased retail channel sales, resulting from distribution gains both domestically and abroad, higher sales velocities at existing retail customers, and contribution from new product introductions, partially offset by lower net price per pound. During the second quarter ended June 27, 2020, increased retail channel sales were partially offset by a reduction in foodservice channel sales as a result of the ongoing COVID-19 pandemic and the impact of widespread domestic and international stay-at-home orders, social distancing measures and various restrictions on commercial operations, resulting in the closure or limited operations of many of our foodservice customers.
The following table presents our net revenues by channel in the second quarter of 2020 as compared to the prior-year period:

	Three Months Ended		Change
(in thousands)	June 27, 2020	June 29, 2019	Amount	%
U.S.:
Retail	$90,040	$30,531	$59,509	194.9%
Foodservice	6,486	16,504	(10,018)	(60.7)%
U.S. net revenues	96,526	47,035	49,491	105.2%
International:
Retail	9,572	3,589	5,983	166.7%
Foodservice	7,240	16,627	(9,387)	(56.5)%
International net revenues	16,812	20,216	(3,404)	(16.8)%
Net revenues	$113,338	$67,251	$46,087	68.5%

Net revenues from U.S. retail sales in the three months ended June 27, 2020 increased $59.5 million, or 194.9%, primarily due to increases in sales of Beyond Beef, Beyond Burger and Beyond Beef Crumble. U.S. retail sales of Beyond Beef, Beyond Burger and Beyond Beef Crumble in the three months ended June 27, 2020 increased approximately 919%, 205% and 64%, respectively, as compared to the prior-year period. Approximately 4% of the increase in U.S. retail sales was due to the introduction of Beyond Breakfast Sausage at retail during the second quarter of 2020.
Net revenues from U.S. foodservice sales in the three months ended June 27, 2020 decreased $10.0 million, or 60.7%, primarily due to decreases in sales of Beyond Burger, Beyond Beef Crumble and Beyond Sausage due to the impact of COVID-19, partially offset by an increase in sales of Beyond Breakfast Sausage which contributed approximately 29% of U.S. foodservice sales in the second quarter of 2020. Our products were available at approximately 26,000 U.S. retail outlets and 39,000 U.S. foodservice outlets as of June 27, 2020.
Net revenues from international retail sales in the three months ended June 27, 2020 increased $6.0 million, or 166.7%, primarily due to increase in sales of Beyond Beef and Beyond Sausage.
Net revenues from international foodservice sales in the three months ended June 27, 2020 decreased $9.4 million, or 56.5%, primarily due to the impact of COVID-19. Our products were available at approximately 47,000 international retail and foodservice outlets as of June 27, 2020.

The following table presents our net revenues by channel in the first half of 2020 as compared to the prior-year period:

	Six Months Ended		Change
(in thousands)	June 27, 2020	June 29, 2019	Amount	%
U.S.:
Retail	$139,963	$49,992	$89,971	180.0%
Foodservice	29,117	25,338	3,779	14.9%
U.S. net revenues	169,080	75,330	93,750	124.5%
International:
Retail	15,524	3,707	11,817	318.8%
Foodservice	25,808	28,420	(2,612)	(9.2)%
International net revenues	41,332	32,127	9,205	28.7%
Net revenues	$210,412	$107,457	$102,955	95.8%

Net revenues from U.S. retail sales in the six months ended June 27, 2020 increased $90.0 million, or 180.0%, primarily due to increases in sales of Beyond Beef, Beyond Burger, Beyond Sausage and Beyond Beef Crumble. U.S. retail sales of Beyond Beef, introduced at retail in June 2019, increased approximately 1,524% in the six months ended June 27, 2020 as compared to the prior-year period. U.S. retail sales of Beyond Burger, Beyond Sausage and Beyond Beef Crumble increased approximately 191%, 88% and 34%, respectively, as compared to the prior-year period. Approximately 3% of the increase in U.S. retail sales in the six months ended June 27, 2020 was due to the introduction of Beyond Breakfast Sausage at retail during the second quarter of 2020.
Net revenues from U.S. foodservice sales in the six months ended June 27, 2020 increased $3.8 million, or 14.9%, primarily due to sales of Beyond Breakfast Sausage and Beyond Beef, partially offset by decreases in sales of Beyond Burger, Beyond Beef Crumble and Beyond Sausage, primarily due to the impact of COVID-19.
Net revenues from international retail sales in the six months ended June 27, 2020 increased $11.8 million, or 318.8%, primarily due to increases in sales of Beyond Beef, Beyond Burger and Beyond Sausage which in the aggregate accounted for approximately 145% of the increase in international sales from the prior-year period. Net revenues from international foodservice sales in the six months ended June 27, 2020 decreased $2.6 million, or 9.2%, primarily due to the impact of COVID-19.

The following table presents consolidated volume of our products sold in pounds for the periods presented:

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	June 27, 2020	June 29, 2019	Amount	%	June 27, 2020	June 29, 2019	Amount	%
Volume of products sold:
U.S.:
Retail	15,211	4,536	10,675	235.3%	23,657	7,746	15,911	205.4%
Foodservice	1,366	2,735	(1,369)	(50.1)%	5,432	4,182	1,250	29.9%
International:
Retail	1,882	508	1,374	270.5%	2,710	524	2,186	417.2%
Foodservice	1,458	3,717	(2,259)	(60.8)%	4,770	5,882	(1,112)	(18.9)%
Volume of products sold	19,917	11,496	8,421	73.3%	36,569	18,334	18,235	99.5%

Cost of Goods Sold

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	June 27, 2020	June 29, 2019	Amount	%	June 27, 2020	June 29, 2019	Amount	%
Cost of goods sold	$79,687	$44,510	$35,177	79.0%	$139,070	$73,945	$65,125	88.1%

Cost of goods sold increased by $35.2 million, or 79.0%, to $79.7 million, in the three months ended June 27, 2020 as compared to the prior-year period. Cost of goods sold in the three months ended June 27, 2020 increased to 70.3% of net revenues from 66.2% of net revenues in the prior-year period. Cost of goods sold increased by $65.1 million, or 88.1%, to $139.1 million, in the six months ended June 27, 2020 as compared to the prior-year period. Cost of goods sold in the six months ended June 27, 2020 decreased to 66.1% of net revenues from 68.8% of net revenues in the prior-year period. The dollar increase in cost of goods sold in the three and six months ended June 27, 2020 was primarily due to the increase in the sales volume of our products and included $5.9 million associated with product repacking activities driven by our efforts to repurpose certain foodservice inventory into retail products in the second quarter of 2020 as a result of the sudden shift in consumer demand related to COVID-19. Following these repacking activities, we have rebalanced our mix of finished goods inventory between retail and foodservice products and we currently do not anticipate a need for further repacking activity.
Gross Profit and Gross Margin

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	June 27, 2020	June 29, 2019	Amount	%	June 27, 2020	June 29, 2019	Amount	%
Gross profit	$33,651	$22,741	$10,910	48.0%	$71,342	$33,512	$37,830	112.9%
Gross margin	29.7%	33.8%	(410) bps	N/A	33.9%	31.2%	270 bps	N/A

Gross profit in the three months ended June 27, 2020 was $33.7 million as compared to gross profit of $22.7 million in the prior-year period, an improvement of $10.9 million, primarily due to the increase in volume of products sold, direct materials and packaging input cost savings, and direct labor and variable cost efficiencies. Gross margin in the three months ended June 27, 2020 declined to 29.7% from 33.8% in the prior-year period. The decline in gross margin in the three months ended June 27, 2020 was primarily due to $5.9 million in costs associated with product repacking activities driven by our efforts to repurpose certain foodservice inventory into retail products in the second quarter of 2020 as a result of the sudden shift in consumer demand related to COVID-19.
Gross profit in the six months ended June 27, 2020 was $71.3 million as compared to gross profit of $33.5 million in the prior-year period, an improvement of $37.8 million. Gross margin in the six months ended June 27, 2020 increased to 33.9% from 31.2% in the prior-year period. The increase in gross profit and the improvement in gross margin were primarily due to the increase in volume of products sold, direct materials and packaging input cost savings, and direct labor and variable cost efficiencies, partially offset by the repacking costs attributable to COVID-19. We include outbound shipping and handling costs within SG&A expenses. As a result, our gross profit and gross margin may not be comparable to other entities that present shipping and handling costs as a component of cost of goods sold.
Research and Development Expenses

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	June 27, 2020	June 29, 2019	Amount	%	June 27, 2020	June 29, 2019	Amount	%
Research and development expenses	$6,016	$4,212	$1,804	42.8%	$12,210	$8,710	$3,500	40.2%

Research and development expenses increased $1.8 million, or 42.8%, and $3.5 million, or 40.2%, in the three and six months ended June 27, 2020, respectively, as compared to the prior-year periods. Research and development expenses decreased to 5.3% and 5.8% of net revenues in the three and six months ended June 27, 2020, respectively, from 6.3% and 8.1% of net revenues, respectively, in the prior-year periods. Research and development expenses in the three and six months ended June 27, 2020 increased primarily due to higher headcount, higher scale-up expenses, higher consulting expenses and higher depreciation and amortization expense compared to the prior-year periods.
SG&A Expenses

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	June 27, 2020	June 29, 2019	Amount	%	June 27, 2020	June 29, 2019	Amount	%
Selling, general and administrative expenses	$34,292	$15,515	$18,777	121.0%	$61,607	$26,692	$34,915	130.8%

SG&A expenses increased $18.8 million, or 121.0%, in the three months ended June 27, 2020. SG&A expenses increased to 30.3% of net revenues in the three months ended June 27, 2020, from 23.1% of net revenues in the prior-year period. The increase was primarily due to $5.4 million in higher share-based compensation expense, $4.8 million in higher salaries and related expenses resulting from higher headcount, $1.6 million in higher expense related to product donations for our Feed A Million+ campaign attributable to COVID-19 relief efforts, $1.3 million in higher broker and distributor commissions, $0.7 million in higher public company-related expenses, $0.7 million in general insurance costs, $0.6 million in higher legal expenses, and continued investment in marketing capabilities.
SG&A expenses increased $34.9 million, or 130.8%, in the six months ended June 27, 2020. SG&A expenses increased to 29.3% of net revenues in the six months ended June 27, 2020, from 24.8% of net revenues in the prior-year period. The increase was primarily due to $10.1 million in higher share-based compensation expense, $8.2 million in higher salaries and related expenses resulting from higher headcount,

$2.8 million in higher expense related to product donations for our Feed A Million+ campaign attributable to COVID-19 relief efforts, $2.4 million in higher broker and distributor commissions, $2.0 million in higher legal expenses, $1.2 million in higher public company-related expenses, and continued investment in marketing capabilities. The increase in share-based compensation expense in the three and six months ended June 27, 2020 was primarily due to appreciation in our stock price as well as substantially higher staffing levels versus the prior-year periods.
Restructuring Expenses
As a result of the termination in May 2017 of an exclusive supply agreement with one of our co- manufacturers due to non-performance under the agreement, we recorded restructuring expenses of $1.5 million and $0.8 million in the three months ended June 27, 2020 and June 29, 2019, respectively, and $3.9 million and $1.2 million in the six months ended June 27, 2020 and June 29, 2019, respectively. The restructuring expenses were primarily related to legal and other expenses associated with the dispute. The amount incurred in the six months ended June 27, 2020 includes transition costs associated with our substitution of legal counsel during the first quarter. As of June 27, 2020 and December 31, 2019, there were $2.3 million and $1.1 million, respectively, in accrued and unpaid restructuring expenses representing legal fees. We continue to incur legal fees in connection with our ongoing efforts to resolve this dispute. See Note 3, Restructuring, to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and Legal Proceedings in Part II, Item 1 of this report.
Total Other Expense, Net
Total other expense, net in each of the three and six months ended June 27, 2020 was $2.0 million, compared to $11.6 million and $12.9 million in the three and six months in the prior-year period. Total other expense, net, in the three and six months ended June 27, 2020 includes interest expense on our debt balances and loss on early extinguishment of debt, partially offset by foreign currency transaction gains and interest income. Total other expense, net in the three and six months ended June 29, 2019 includes interest on our debt balances and expense associated with the remeasurement of our warrant liability, partially offset by interest income.
(Loss) Income from Operations
Loss from operations in the three months ended June 27, 2020 was $8.2 million compared to income from operations of $2.2 million in the prior-year period. Loss from operations in the six months ended June 27, 2020 was $6.4 million compared to $3.1 million in the prior-year period. The increase in loss from operations in the three and six months ended June 27, 2020 was driven by the year-over-year increase in cost of goods sold, higher operating expenses to support increased personnel levels to support the Company’s long-term growth, higher share-based compensation expense, increases in the Company’s marketing initiatives, continued investments in innovation, product donation costs related to the Company’s COVID-19 relief campaign, investments in international expansion initiatives, and higher restructuring expenses, partially offset by the increase in gross profit during the periods.
Net Loss
Net loss was $10.2 million and $8.4 million in the three and six months ended June 27, 2020, respectively, compared to net loss of $9.4 million and $16.1 million in the prior-year periods. The increase in net loss during three months ended June 27, 2020 was primarily the result of higher operating expenses compared to the prior-year period, partially offset by higher gross profit. During the three and six months ended June 27, 2020, net loss included $5.9 million of costs associated with the product repacking activities attributable to COVID-19, $1.6 million in product donation costs related to our COVID-19 relief campaign, and $1.5 million of early debt extinguishment costs associated with our refinanced credit arrangements.

Non-GAAP Financial Measures
We use the non-GAAP financial measures set forth below in assessing our operating performance and in our financial communications. Management believes these non-GAAP financial measures provide useful additional information to investors about current trends in our operations and are useful for period-over-period comparisons of operations In addition, management uses these non-GAAP financial measures to assess operating performance and for business planning measures. These non-GAAP financial measures should not be considered in isolation or as a substitute for the comparable GAAP measures. In addition, these non-GAAP financial measures may not be computed in the same manner as similarly titled measures used by other companies.

“Adjusted EBITDA” is defined as net (loss) income adjusted to exclude, when applicable, income tax expense (benefit), interest expense, depreciation and amortization expense, restructuring expenses, share-based compensation expense, expenses attributable to COVID-19, remeasurement of our warrant liability, and Other, net, including interest income and foreign currency transaction gains and losses.

“Adjusted EBITDA as a % of net revenues” is defined as Adjusted EBITDA divided by net revenues.
We use Adjusted EBITDA and Adjusted EBITDA as a % of net revenues because they are important measures upon which our management assesses our operating performance. We use Adjusted EBITDA and Adjusted EBITDA as a % of net revenues as key performance measures because we believe these measures facilitate internal comparisons of our historical operating performance on a more consistent basis, and also use these measures for our business planning purposes. In addition, we believe Adjusted EBITDA and Adjusted EBITDA as a % of net revenues are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of our operational performance.

There are a number of limitations related to the use of Adjusted EBITDA rather than net (loss) income, which is the most directly comparable GAAP measure. Some of these limitations are:

•Adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated may have to be replaced in the future increasing our cash requirements;
•Adjusted EBITDA does not reflect interest expense, or the cash required to service our debt, which reduces cash available to us;
•Adjusted EBITDA does not reflect income tax payments that reduce cash available to us;
•Adjusted EBITDA does not reflect restructuring expenses that reduce cash available to us;
•Adjusted EBITDA does not reflect expenses attributable to COVID-19 that reduce cash available to us;
•Adjusted EBITDA does not reflect share-based compensation expense and therefore does not include all of our compensation costs;
•Adjusted EBITDA does not reflect Other, net, including investment income and foreign currency transaction gains and losses, that may increase or decrease cash available to us; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net loss, as reported (unaudited):

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net loss, as reported	$(10,205)	$(9,441)	$(8,390)	$(16,090)
Income tax expense	16	21	15	21
Interest expense	569	741	1,274	1,474
Depreciation and amortization expense	3,272	2,052	5,855	3,957
Restructuring expenses(1)	1,509	847	3,882	1,241
Share-based compensation expense	7,586	1,823	13,535	2,678
Expenses attributable to COVID-19(2)	7,482	—	8,657	—
Remeasurement of warrant liability	—	11,744	—	12,503
Other, net	1,454	(898)	744	(1,039)
Adjusted EBITDA	$11,683	$6,889	$25,572	$4,745
Net loss as a % of net revenues	(9.0)%	(14.0)%	(4.0)%	(15.0)%
Adjusted EBITDA as a % of net revenues	10.3%	10.2%	12.2%	4.4%
____________

(1)	Primarily comprised of legal and other expenses associated with the dispute with a co-manufacturer with whom an exclusive supply agreement was terminated in May 2017.
(2)
Comprised of $5.9 million in repacking costs attributable to COVID-19 and $1.6 million in product donation costs related to our COVID-19 relief campaign in the three months ended June 27, 2020, and $5.9 million in repacking costs attributable to COVID-19 and $2.8 million in product donation costs related to our COVID-19 relief campaign in the six months ended June 27, 2020. Expenses attributable to COVID-19 in the six months ended June 27, 2020 include $1.2 million in product donation costs related to our COVID-19 relief campaign in the first quarter of 2020, which were not previously included in our Adjusted EBITDA calculation as these were deemed immaterial to our first quarter 2020 financial results. Given the significant increase in COVID-19-related expenses in the second quarter of 2020, and to facilitate better comparison from period to period, management determined that it was appropriate to recast its previous first quarter 2020 Adjusted EBITDA calculation to include these costs.

Liquidity and Capital Resources
Revolving Credit Facility
On April 21, 2020, we entered into a $150 million five-year secured revolving credit agreement (“2020 Credit Agreement”) by and among the Company, the lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as the administrative agent (the “Administrative Agent”). JPMorgan Chase Bank, N.A. and Silicon Valley Bank acted as joint bookrunners and joint lead arrangers under the 2020 Credit Agreement. The 2020 Credit Agreement includes an accordion feature for up to an additional $200 million. We incurred debt issuance costs, net of amortization, of $1.2 million in the three months ended June 27, 2020 in connection with the new revolving credit facility. See Note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Concurrently with the effectiveness of the 2020 Credit Agreement, on April 21, 2020, we terminated the $6.0 million revolving credit facility and $20.0 million term loan facility with Silicon Valley Bank (the “SVB Credit Facilities”), and the $5.0 million equipment loan facility with Structural Capital Investments II, LP, as Lender, and Ocean II, PLC, LLC, as collateral agent and administrative agent (the “Equipment Loan Facility”), and incurred an aggregate of $1.2 million of termination, prepayment, and related fees in connection with such terminations.

As of June 27, 2020, we had outstanding borrowings of $50.0 million under the revolving credit facility under the 2020 Credit Agreement. The interest rate on outstanding borrowings at June 27, 2020 was 3.5%. We are subject to compliance with the financial covenants in the 2020 Credit Agreement commencing with the fiscal quarter ending September 26, 2020.
Liquidity
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
As of June 27, 2020, we had $222.3 million in cash and cash equivalents. We believe that our cash and cash equivalents, cash flow from operating activities and available borrowings under our 2020 Credit Agreement will be sufficient to fund our working capital and meet our anticipated capital requirements for the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including the impact of the COVID-19 global pandemic; the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; the expenses associated with our marketing initiatives; our investment in manufacturing to expand our manufacturing and production capacity; the costs required to fund domestic and international growth; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us, including the costs associated with our current litigation with a former co-manufacturer, the putative class action cases recently brought against us, and the shareholder derivative lawsuits putatively brought on our behalf; the expenses needed to attract and retain skilled personnel; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
Cash Flows
In the six months ended June 27, 2020, approximately $87.4 million in aggregate expenditures to purchase inventory and property, plant and equipment were funded by net borrowings (after extinguishing prior credit facilities) of $17.8 million, $53.5 million of existing cash, and approximately $16.1 million from other operating, investing and financing activities.
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated.

	Six Months Ended
(in thousands)	June 27, 2020	June 29, 2019
Cash (used in) provided by:
Operating activities	$(44,335)	$(22,366)
Investing activities	$(28,328)	$(10,878)
Financing activities	$19,176	$255,960

Net Cash Used in Operating Activities
In the six months ended June 27, 2020, we recorded net loss of $8.4 million. The primary reason for net cash used in operating activities of $44.3 million was $58.3 million in net cash outflows from changes in our operating assets and liabilities, primarily due to the increase in raw materials inventory resulting from pea protein isolate received pursuant to agreed upon delivery schedules to meet our anticipated product demand. The cash outflows from increase in inventory were partially offset by the increase in accounts payable. Net loss in the six months ended June 27, 2020, included $22.4 million in non-cash expenses primarily comprised of share-based compensation expense and depreciation and amortization expense.
In six months ended June 29, 2019, we incurred a net loss of $16.1 million. The primary reason for net cash used in operating activities of $22.4 million was the $25.5 million in net cash outflows from changes in our operating assets and liabilities, primarily due to increases in accounts receivable and inventory. Net loss in the six months ended June 29, 2019, included $19.2 million in non-cash expenses comprised of change in warrant liability, depreciation and amortization expense, and share-based compensation expense.
Depreciation and amortization expense was $5.9 million and $4.0 million in the six months ended June 27, 2020 and June 29, 2019, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our growth and investment in property, plant and equipment.
In the six months ended June 27, 2020, net cash used in investing activities was $28.3 million and consisted of $26.0 million in cash outflows for purchases of property, plant and equipment, primarily driven by growth capital production equipment purchases related to our capacity expansion initiatives, international expansion, including the acquisition of a manufacturing facility in Europe located in Enschede, the Netherlands, which is expected to be operational by the end of 2020, and $2.3 million in cash outflows related to property, plant and equipment purchased for sale to co-manufacturers which were sold by the end of the second quarter of 2020.
In the six months ended June 29, 2019, net cash used in investing activities was $10.9 million and consisted of cash outflows for the purchases of property, plant and equipment, primarily for manufacturing facility improvements and manufacturing equipment, $3.2 million in cash outflows related to property, plant and equipment purchased for sale to co-manufacturers and security deposits.
Net Cash Provided by Financing Activities
In the six months ended June 27, 2020, net cash provided by financing activities was $19.2 million primarily from proceeds from a net increase in borrowings on our revolving credit facility and proceeds from stock option exercises, partially offset by debt issuance costs of $1.2 million associated with our new revolving credit facility, early debt extinguishment costs of $1.2 million associated with our refinanced credit arrangements, $1.2 million in payments of minimum withholding taxes on net share settlement of equity awards, and payments under finance lease obligations.
In the six months ended June 29, 2019, net cash provided by financing activities was $256.0 million primarily from the net proceeds of our IPO, and $0.5 million in proceeds from stock option exercises, partially offset by payments under capital lease obligations.

Contractual Obligations and Commitments
There have been no significant changes during the six months ended June 27, 2020 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the 2019 10-K, other than the following:

Revolving Credit Facility
On April 21, 2020, we entered into the 2020 Credit Agreement. Concurrently with the effectiveness of the 2020 Credit Agreement, on April 21, 2020, we terminated the SVB Credit Facilities and the Equipment Loan Facility, paying off an aggregate of $31.0 million in loan balances. See Note 7 Debt to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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
As part of this adoption, we elected to not record operating lease right-of-use assets or operating lease liabilities for leases with an initial term of 12 months or less. We also elected to combine lease and non-lease components on all new or modified operating leases into a single lease component for all classes of assets. Short-term lease payments for the three and six months ended June 27, 2020 totaled $0.1 million and $0.2 million, respectively.
As of June 27, 2020, we had recorded $13.8 million in operating lease right-of-use assets, $2.4 million in current operating lease liabilities and $11.6 million in operating lease liabilities, net of current portion.
During six months ended June 27, 2020, we amended two operating leases for our manufacturing facilities in Columbia, Missouri, one to extend the lease term by two years and another to include land adjacent to the facility upon which the landlord will construct a parking lot. We also assumed an operating lease under which we are leasing certain real property and a building consisting of approximately 142,317 square feet in Columbia, Missouri, for a term expiring on April 30, 2023 with no renewal options. See Note 4, Leases, to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Purchase Commitments
On January 10, 2020, we and Roquette Frères (“Roquette”) entered into a multi-year sales agreement pursuant to which Roquette will provide us with plant-based protein. The agreement expires on December 31, 2022; however it can be terminated after 18 months under certain circumstances. This agreement increases the amount of plant-based protein to be supplied by Roquette in each of 2020, 2021 and 2022 compared to the amount supplied 2019. The plant-based protein sourced under the supply agreement is secured on a purchase order basis regularly, per specified minimum monthly and semi-annual quantities, throughout the term. We are not required to purchase plant-based protein in amounts in excess of such specified minimum quantities; however, we have the option to increase such minimum quantities for delivery in each of 2021 and 2022. The total annual amount purchased each year by us must be at least the minimum amount specified in the agreement, which totals in the aggregate $154.1 million over the term of the agreement. We also have the right to be indemnified by Roquette in certain circumstances.
As of June 27, 2020, we had committed to purchase pea protein inventory totaling $192.4 million, approximately $51.6 million in the remainder of 2020, $82.3 million in 2021, and $58.5 million in 2022.
In addition, as of June 27, 2020, we had approximately $17.8 million in purchase order commitments for capital expenditures primarily to purchase machinery and equipment. Payments for these purchases will be due within twelve months. We intend to use cash from operations to fund these purchase commitments.

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
There have been no material changes in our critical accounting policies during the three months ended June 27, 2020, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2019 10-K other than as described in Note 2, Summary of Significant Accounting Policies, to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Emerging Growth Company Status
We are an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). As an EGC, the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We will no longer qualify as an EGC as of the end of the fiscal year ending December 31, 2020, when we become a Large Accelerated Filer under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, we have elected to use the adoption dates applicable to public companies beginning in the first quarter of 2020. For as long as we continue to be an EGC, we intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Recent Accounting Pronouncements
Please refer to Note 2, Summary of Significant Accounting Policies, to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of recently adopted accounting pronouncements and new accounting pronouncements that may impact us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business, including fluctuations in interest rates, raw material prices, foreign currency exchange fluctuations, and inflation as follows:
Interest Rate Risk
Our cash consists of amounts held by third-party financial institutions. In May 2019, upon closing of our IPO, we adopted an investment policy which has as its primary objective investment activities which preserve principal without significantly increasing risk.
We are subject to interest rate risk in connection with our borrowings under credit facilities. As of June 27, 2020, we had $50.0 million in borrowings on the revolving credit facility under our 2020 Credit Agreement. Borrowings under the 2020 Credit Agreement bear interest, at the Company’s option, calculated according to an Alternate Base Rate or LIBO Rate, as the case may be, plus an applicable margin. Until the delivery to the Administrative Agent of the Company’s consolidated financial information for the fiscal quarter ending September 30, 2020, the applicable margin shall be 1.5% per annum for Alternate Base Rate loans and 2.5% per annum for LIBO Rate loans. Thereafter, the applicable margin for Alternate Base Rate loans will range from 1.25% to 1.75% per annum, and the applicable margin for LIBO Rate loans will range from 2.25% to 2.75% per annum, in each case, based on the Company’s total leverage ratio at the end of each quarter. In addition, we are required to pay an unused commitment fee of 0.375% per annum, which shall accrue at the applicable rate on the daily amount of the undrawn portion of the commitment of each Lender, and fees relating to the issuance of letters of credit.
The interest rate on the revolving credit facility at June 27, 2020 was 3.50%. Based on the average interest rate on our 2020 Credit Agreement and to the extent that borrowings were outstanding, we do not believe that a 1.0% change in the interest rate would have a material effect on our results of operations or financial condition.
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
During the three and six months ended June 27, 2020, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $0.9 million and $1.7 million, respectively, or a decrease of approximately $0.9 million and $1.7 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials. In the six months ended June 27, 2020, we entered into a multi-year sales agreement with Roquette for the supply of pea protein. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location's functional currency. Our foreign entities use their local currency as the functional currency. For these entities, we translate net assets into U.S. dollars at period end exchange rates, while revenue and expense accounts are translated at average exchange rates prevailing during the periods being reported. Resulting currency translation adjustments are included in accumulated other comprehensive loss and foreign currency transaction gains and losses are included in other, net. Transaction gains and losses on long-term intra-entity transactions are recorded as a component of other comprehensive loss. Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations.
Unrealized translation losses, net of tax, reported as cumulative translation adjustments through other comprehensive loss were $0.2 million as of June 27, 2020. Foreign currency transaction gains included in other, net were $0.1 million during the three and six months ended June 27, 2020.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Don Lee Farms
On May 25, 2017, Don Lee Farms, a division of Goodman Food Products, Inc., filed a complaint against us in the Superior Court of the State of California for the County of Los Angeles asserting claims for breach of contract, misappropriation of trade secrets, unfair competition under the California Business and Professions Code, money owed and due, declaratory relief and injunctive relief, each arising out of our decision to terminate an exclusive supply agreement between us and Don Lee Farms. We denied all of these claims and filed counterclaims on July 27, 2017, alleging breach of contract, unfair competition under the California Business and Professions Code and conversion. In October 2018, Don Lee Farms filed an amended complaint that added ProPortion Foods, LLC (one of Beyond Meat’s current contract manufacturers) as a defendant, principally for claims arising from ProPortion’s alleged use of Don Lee Farms’ alleged trade secrets, and for replacing Don Lee Farms as one of Beyond Meat’s current co-manufacturers. ProPortion filed an answer denying all of Don Lee Farms’ claims and a cross-complaint against Beyond Meat asserting claims of total and partial equitable indemnity, contribution, and repayment. On March 11, 2019, Don Lee Farms filed a second amended complaint to add claims of fraud and negligent misrepresentation against us. On May 30, 2019, the judge denied our motion to dismiss the fraud and negligent misrepresentation claims, allowing the claims to proceed. On June 19, 2019, the Company filed an answer denying Don Lee Farms' claims.
On January 24, 2020, a writ judge granted Don Lee Farms a right to attach in the amount of $628,689 on the grounds that Don Lee Farms had established a “probable validity” of its claim that we owe it money for a small batch of unpaid invoices. This determination was not made by the trial judge. The trial judge has yet to determine the legitimacy or merits of Don Lee Farms’ claims.
On January 27, 2020, Don Lee Farms filed a third amended complaint to add three individual defendants, all of whom are current or former employees of ours, including Mark Nelson, our Chief Financial Officer and Treasurer, to Don Lee Farms’ existing fraud and negligent misrepresentation claims alleging that those individuals were involved in the alleged fraud and negligent misrepresentations. On June 23, 2020, the judge denied Beyond Meat and the individual defendants’ motion to dismiss the fraud and negligent misrepresentation claims, allowing the claims to proceed. On July 6, 2020, the Company and the individual defendants filed an answer denying all of Don Lee Farms’ claims, including denying all allegations of fraud and negligent misrepresentation.
On August 11, 2020, the Company filed an amended cross-complaint against Don Lee Farms, its parent Goodman Food Products, Inc., and its owners and employees, Donald, Daniel, and Brandon Goodman. Among other claims, the amended cross-complaint alleges that Don Lee Farms defrauded Beyond Meat, misappropriated its trade secrets, and infringed its trademarks.
The previous trial date, February 8, 2021, was vacated. Trial is currently set for June 14, 2021.
Don Lee Farms is seeking from Beyond Meat, the individual defendants, and ProPortion unspecified compensatory and punitive damages, declaratory and injunctive relief, including the prohibition of Beyond Meat’s use or disclosure of the alleged trade secrets, and attorneys’ fees and costs. We are seeking from Don Lee Farms monetary damages, restitution of monies paid to Don Lee Farms, injunctive relief, including the prohibition of Don Lee Farms’ use or disclosure of Beyond Meat’s trade secrets and the prohibition of Don Lee Farms’ infringing use of Beyond Meat’s trademarks, and attorneys’ fees and costs. ProPortion is seeking indemnity, contribution, or repayment from us of any or all damages that ProPortion may be found liable to Don Lee Farms, and attorneys’ fees and costs.
We believe we were justified in terminating the supply agreement with Don Lee Farms, that we did not misappropriate Don Lee Farms’ alleged trade secrets, that we are not liable for the fraud or negligent misrepresentation alleged in the third amended complaint, that Don Lee Farms is liable for the conduct alleged in our amended cross-complaint, and that we are not liable to ProPortion for any indemnity, contribution, or repayment, including for any damages or attorneys’ fees and costs. Conversely, as alleged in the Company’s amended cross-complaint, we believe Don Lee Farms misappropriated our trade secrets, defrauded us, and ultimately has infringed our trademarks.
We are currently in the process of litigating this matter and intend to vigorously defend ourselves and our current and former employees against the claims and to prosecute our own claims. We cannot assure you that Don Lee Farms or ProPortion will not prevail in all or some of their claims against us or the individual defendants, or that we will prevail in some or all of our claims against Don Lee Farms. For example, if Don Lee Farms succeeds in the lawsuit, we could be required to pay damages, including but not limited to contract damages reasonably calculated at what we would have paid Don Lee Farms to produce our products through 2019, the end of the contract term, and Don Lee Farms could also claim some ownership in the intellectual property associated with the production of certain of our products or in the products themselves, and thus claim a stake in the value we have derived and will derive from the use of that intellectual property after we terminated our supply agreement with Don Lee Farms. Based on our current knowledge, we have determined that the amount of any material loss or range of any losses that is reasonably possible to result from this lawsuit is not estimable.
Securities Related Litigation
On January 30, 2020, Larry Tran, a purported shareholder of Beyond Meat, filed a putative securities class action lawsuit in the United States District Court for the Central District of California against Beyond Meat and two of our executive officers, our President and CEO, Ethan Brown, and our Chief Financial Officer and Treasurer, Mark Nelson. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and is premised on allegedly false or misleading statements, and alleged non-disclosure of material facts, related to our public disclosures regarding our ongoing litigation with Don Lee Farms during the proposed class period of May 2, 2019 to January 27, 2020. The Court appointed a lead plaintiff and lead counsel on May 18, 2020, and a First Amended Complaint was filed on July 1, 2020. The First Amended Complaint names the same defendants, proposes the same class period, and similarly asserts claims under Sections 10(b) and 20(a) of the Exchange Act premised on allegedly false or misleading statements, and alleged non-disclosure of material facts, related to the Company’s public disclosures regarding the Company’s ongoing litigation with Don Lee Farms. The Company filed a motion to dismiss on behalf of all defendants on July 31, 2020. The motion to dismiss briefing will be completed by mid-September 2020. We believe the claims are without merit and intend to vigorously defend all claims asserted.
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
On April 1, 2020, the United States District Court for the Central District of California entered an order consolidating the Weiner action and the Brink action for all purposes and designated the consolidated case In re: Beyond Meat, Inc. Derivative Litigation. On April 13, 2020, the Court entered an order appointing co-lead counsel for the consolidated derivative action. On June 23, 2020, the Court entered an order approving a Joint Stipulation Regarding Stay of Actions. Under the terms of the stay approval order, all proceedings in the consolidated derivative case are stayed until (1) the securities class action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2) any motion to dismiss the securities class action is denied in whole or in part. Based on the early stages of this matter, we are unable to estimate potential losses, if any, related to this lawsuit.
On May 27, 2020, Kevin Chew, a purported shareholder of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court of the District of Delaware, putatively on behalf of the Company, against two of the Company’s executive officers, the Company’s President and CEO, Ethan Brown, and the Company’s Chief Financial Officer and Treasurer, Mark Nelson, and each of the Company’s directors, including one former director, who signed the Company’s initial public offering registration statement. The lawsuit asserts claims under Sections 10(b) and 21D of the Exchange Act and claims of breaches of fiduciary duty, relating to the Company’s ongoing litigation with Don Lee Farms, related actions taken by Beyond Meat and the named individuals during the period of May 2, 2019 to May 27, 2020. On June 16, 2020, the Court entered an order staying all proceedings in the derivative action until (1) the securities class action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2) any motion to dismiss the securities class action is denied in whole or in part. On June 17, 2020, the Court entered an order administratively closing the derivative case based on the stay order. Based on the early stages of this matter, the Company is unable to estimate potential losses, if any, related to this lawsuit.
On June 17, 2020, James Janolek, a purported shareholder of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court of the District of Delaware, putatively on behalf of the Company, against two of the Company’s executive officers, the Company’s President and CEO, Ethan Brown, and the Company’s Chief Financial Officer and Treasurer, Mark Nelson, and each of the Company’s directors, including one former director, who signed the Company’s initial public offering registration statement. The lawsuit asserts claims under Sections 14(a) and 20(a) of the Exchange Act, claims of breaches of fiduciary duty as directors and/or officers of Beyond Meat, and claims of unjust enrichment and waste of corporate assets, all relating to the Company’s ongoing litigation with Don Lee Farms, related actions taken by Beyond Meat and the named individuals during the period of May 2, 2019 to June 17, 2020. On July 10, 2020, the Court entered an order staying all proceedings in the derivative action until (1) the securities class action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2) any motion to dismiss the securities class action is denied in whole or in part. On July 10, 2020, the Court entered an order administratively closing the derivative case based on the stay order. Based on the early stages of this matter, the Company is unable to estimate potential losses, if any, related to this lawsuit.
TCPA Litigation
On March 18, 2020, Nazrin Massaro filed a putative class action lawsuit in the United States District Court for the Southern District of California against Beyond Meat and People for the Ethical Treatment of Animals, Inc. (“PETA”). The lawsuit asserts claims under the Telephone Consumer Protection Act and alleges that PETA sent unsolicited text message advertisements promoting our products to the putative class members in violation of consumers’ privacy rights. The lawsuit further alleges that PETA and Beyond Meat arranged for PETA to market Beyond Meat’s products in exchange for monetary contributions from Beyond Meat. The plaintiff seeks injunctive relief and damages on behalf of herself and the putative class members. On May 29, 2020, Beyond Meat moved to dismiss or in the alternative stay this lawsuit, and on June 8, 2020, the plaintiff voluntarily dismissed her claims against Beyond Meat without prejudice. We believe the claims asserted in this lawsuit are without merit.

ITEM 1A. RISK FACTORS.

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
The COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business, and such impacts could have a material adverse impact on our business, results of operations, financial condition and cash flows.
On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The global spread and unprecedented impact of COVID-19 continues to create significant volatility, uncertainty and economic disruption. The pandemic has led governments and other authorities around the world to implement significant measures intended to control the spread of the virus, including shelter-in-place orders, social distancing measures, business closures, quarantines, travel bans, and restrictions and multi-step policies with the goal of re-opening these markets. While some of these restrictions have been lifted or eased in many jurisdictions as the rates of COVID-19 infections have decreased or stabilized, a resurgence of the pandemic in some markets has slowed or halted the reopening process altogether. If COVID-19 infection trends continue to reverse and the pandemic intensifies and expands geographically, its negative impacts on our business, particularly on our net revenues in our foodservice channel, our operating expenses, gross profit and gross margin, our sales could be more prolonged and may become more severe. Even if not required by governments and other authorities, companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions, reducing operating hours, imposing operating restrictions and temporarily closing businesses. These continuing restrictions, and future prevention, mitigation measures, and multi-step reopening policies imposed by governments and companies, are likely to continue to have an adverse impact on global economic conditions and consumer confidence and spending (including as a result of lower discretionary income due to unemployment or reduced or limited work as a result of measures taken in response to the pandemic), which could materially adversely affect the supply of as well as the demand for our products, particularly in our foodservice channel, and sustained market turmoil and business disruption could also negatively impact our business, results of operations, financial condition and cash flows.
The COVID-19 pandemic has impacted our business operations and customer and consumer demand. The governors of many states, as well as certain governments abroad, have temporarily closed bars and restaurants, and limited the operations of many of our foodservice customers. Although certain of these restrictions have begun to be lifted pursuant to multi-step reopening plans and carve-outs to these restrictions to allow for carry-out and delivery have enabled certain of our customers to continue to generate business, we have experienced a deterioration in sales to foodservice customers as domestic and international stay-at-home orders became and remained more widespread. For example, for the three months ended June 27, 2020 and March 28, 2020, we generated total foodservice channel net revenue of $13.7 million and $41.2 million, respectively, a decrease of 66.7%. Even after these restrictions are lifted, demand from our foodservice customers may continue to be negatively impacted due to continuing consumer concerns regarding the risk of COVID-19 transmission, decreased consumer confidence and spending, and changes in consumer habits, among other things, and such restrictions may be re-implemented if and when transmission rates increase. It is unclear how long it will take for foodservice demand to return to pre-pandemic levels, if at all.
We have experienced an increase in retail demand as consumers have shifted toward more at-home consumption, and have re-purposed and repackaged a certain portion of our existing foodservice inventory into retail SKUs in response to COVID-19 demand shifts. Nonetheless, we could suffer product inventory losses or markdowns and lost revenue in the event of the loss or a shutdown of a major supplier, co-manufacturer or distributor, disruption of our distribution network, or decreased consumer confidence and spending. We introduced our first ever value-pack retail products in June 2020 and also began to provide heavier discounting on some of our products during the quarter ended June 27, 2020 in response to the pandemic and current disruption in the animal protein market. Although these actions are intended to build brand awareness and increase consumer trials of our products, they have and are likely to continue to have a negative to impact on our gross profit and gross margin in the near term. While we have experienced an increase in demand in our retail channel which offset the decline in sales to our foodservice customers during the quarter ended June 27, 2020, we cannot be assured that such increase in retail demand will continue at these levels, or that such increased sales levels will fully offset the decline in sales to foodservice customers which we expect we will continue to experience with our foodservice customers while COVID-19 restrictions remain in effect.
We source ingredients from multiple suppliers around the world, with our plant-based proteins coming from suppliers in the United States, the European Union, China and India. Currently, the principal ingredient in most of our products is pea protein, which we purchase from four suppliers. The impact of COVID-19 on any of our suppliers, co-manufacturers, distributors or transportation or logistics providers, including problems with their respective businesses, finances, labor matters (including illness or absenteeism in workforce), ability to import raw materials, product quality issues, costs, production, insurance and reputation, may negatively affect the price and availability of our ingredients and/or packaging materials and impact our supply chain. If the disruptions caused by COVID-19 continue for an extended period of time or there are one or more resurgences of COVID-19, our ability to meet the demands of our customers may be materially impacted.
Additionally, we operate two production facilities in Columbia, Missouri where we produce our woven protein. We also operate our Manhattan Beach Project Innovation Center, where our teams of scientists and engineers work to create new products and make improvements to existing products. We have implemented and continue to practice a series of physical distancing and hygienic practices at these facilities. If we are forced to make further modifications, scale back hours of production or close these facilities in response to the pandemic, we expect our business, results of operations, financial condition and cash flows would be materially adversely affected. Moreover, we have transitioned a significant subset of our office-based employee population to a remote work environment in an effort to mitigate the spread of COVID-19, which may exacerbate certain risks to our business, including cybersecurity attacks and risk of phishing due to an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers). In the event that an employee tests positive for COVID-19, we may have to temporarily close one or more of our facilities for cleaning and/or quarantine one or more employees, which could negatively impact our financial results.
Part of our growth strategy includes increasing the number of international customers and expanding into additional geographies. For example, we announced several new partnerships in China during the quarter ended June 27, 2020. We are also exploring adding co-manufacturing partners and production facilities abroad, including in Asia. The timing and success of our international expansion with respect to customers, co-manufacturing partners and/or production facilities, especially in China and other parts of Asia, may be negatively impacted by COVID-19, which could impede our anticipated growth.
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
The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Furthermore, the uncertainty created by COVID-19 significantly increases the difficulty in forecasting operating results and of strategic planning. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, the pandemic could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock. The impact of COVID-19 may also heighten other risks discussed in Part I, Item 1A, “Risk Factors” in our 2019 Form 10-K, and Part II, Item 1A, “Risk Factors” and “Note Regarding Forward-Looking Statements” included in this report.

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
Don Lee Farms
For example, on May 25, 2017, following our termination of our supply agreement with Don Lee Farms, a former co-manufacturer, Don Lee Farms filed a lawsuit against us in California state court claiming, among other things, that we wrongfully terminated the parties’ contract and that we misappropriated their trade secrets principally by sharing with subsequent co-manufacturers the processes for manufacturing our products—processes which they claim to have developed.
On July 27, 2017 we filed a cross-complaint, alleging that Don Lee Farms (1) breached the supply agreement, including by failing to provide salable product, as certain of our products manufactured by Don Lee Farms were contaminated with salmonella and other foreign objects, and that Don Lee Farms did not take appropriate actions to address these issues; (2) engaged in unfair competition in violation of California’s Unfair Competition Law; and (3) unlawfully converted certain Beyond Meat property, including certain pieces of equipment. In October 2018, Don Lee Farms filed an amended complaint that added ProPortion Foods, LLC (one of Beyond Meat’s current contract manufacturers) as a defendant, principally for claims arising from ProPortion’s alleged use of Don Lee Farms’ alleged trade secrets, and for replacing Don Lee Farms as one of Beyond Meat’s current co-manufacturers. ProPortion filed an answer denying all of Don Lee Farms’ claims and a cross-complaint against Beyond Meat asserting claims of total and partial equitable indemnity, contribution, and repayment. On March 11, 2019, Don Lee Farms filed a second amended complaint to add claims of fraud and negligent misrepresentation against us. On May 30, 2019, the judge denied our motion to dismiss the fraud and negligent misrepresentation claims, allowing the claims to proceed. On June 19, 2019, we filed an answer denying Don Lee Farms' claims.
On January 24, 2020, a writ judge granted Don Lee Farms a right to attach in the amount of $628,689 on the grounds that Don Lee Farms had established a “probable validity” of its claim that we owe it money for a small batch of unpaid invoices. This determination was not made by the trial judge. The trial judge has yet to determine the legitimacy or merits of Don Lee Farms’ claims.
On January 27, 2020, Don Lee Farms filed a third amended complaint to add three individual defendants, all of whom are current or former employees of ours, including Mark Nelson, our Chief Financial Officer and Treasurer, to Don Lee Farms’ existing fraud and negligent misrepresentation claims alleging that those individuals were involved in the alleged fraud and negligent misrepresentations. On June 23, 2020, the judge denied Beyond Meat and the individual defendants’ motion to dismiss the fraud and negligent misrepresentation claims, allowing the claims to proceed. On July 6, 2020, the Company and the individual defendants filed an answer denying all of Don Lee Farms’ claims, including denying all allegations of fraud and negligent misrepresentation.
On August 11, 2020, Beyond Meat filed an amended cross-complaint against Don Lee Farms, its parent Goodman Food Products, Inc., and its owners and employees, Donald, Daniel, and Brandon Goodman. Among other claims, the amended cross-complaint alleges that Don Lee Farms defrauded Beyond Meat, misappropriated its trade secrets, and infringed its trademarks.
The previous trial date, February 8, 2021, has been vacated. Trial is currently set for June 14, 2021.
Don Lee Farms is seeking from us, the individual defendants, and ProPortion unspecified compensatory and punitive damages, declaratory and injunctive relief, including the prohibition of our use or disclosure of the alleged trade secrets, and attorneys’ fees and costs. We are seeking from Don Lee Farms monetary damages, restitution of monies paid to Don Lee Farms, injunctive relief, including the prohibition of Don Lee Farms’ use or disclosure of Beyond Meat’s trade secrets and the prohibition of Don Lee Farms’ infringing use of Beyond Meat’s trademarks, attorneys’ fees and costs. ProPortion is seeking indemnity, contribution, or repayment from us of any or all damages that ProPortion may be found liable to Don Lee Farms, and attorneys’ fees and costs.
We believe we were justified in terminating the supply agreement with Don Lee Farms, that we did not misappropriate Don Lee Farms’ alleged trade secrets, that we are not liable for the fraud or negligent misrepresentation alleged in the third amended complaint, that Don Lee Farms is liable for the conduct alleged in our amended cross-complaint, and that we are not liable to ProPortion for any indemnity, contribution, or repayment, including for any damages or attorneys’ fees and costs.
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
Securities Related Litigation
On January 30, 2020, Larry Tran, a purported shareholder of Beyond Meat, filed a putative securities class action lawsuit in the United States District Court for the Central District of California against Beyond Meat and two of our executive officers, our President and CEO, Ethan Brown, and our Chief Financial Officer and Treasurer, Mark Nelson. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act and is premised on allegedly false or misleading statements, and alleged non-disclosure of material facts, related to our public disclosures regarding our ongoing litigation with Don Lee Farms during the proposed class period of May 2, 2019 to January 27, 2020. The Court appointed a lead plaintiff and lead counsel on May 18, 2020, and a First Amended Complaint was filed on July 1, 2020. The First Amended Complaint names the same defendants, proposes the same class period, and similarly asserts claims under Sections 10(b) and 20(a) of the Exchange Act premised on allegedly false or misleading statements, and alleged non-disclosure of material facts, related to our public disclosures regarding our ongoing litigation with Don Lee Farms. We filed a motion to dismiss on behalf of all defendants on July 31, 2020. The motion to dismiss briefing will be completed by mid-September 2020. We believe the claims are without merit and intend to vigorously defend all claims asserted.
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

On April 1, 2020, the United States District Court for the Central District of California entered an order consolidating the Weiner action and the Brink action for all purposes and designated the consolidated case In re: Beyond Meat, Inc. Derivative Litigation. On April 13, 2020, the Court entered an order appointing co-lead counsel for the consolidated derivative action. On June 23, 2020, the Court entered an order approving a Joint Stipulation Regarding Stay of Actions. Under the terms of the stay approval order, all proceedings in the consolidated derivative case are stayed until (1) the securities class action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2) any motion to dismiss the securities class action is denied in whole or in part. Based on the early stages of this matter, we are unable to estimate potential losses, if any, related to this lawsuit.
On May 27, 2020, Kevin Chew, a purported shareholder of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court of the District of Delaware, putatively on behalf of the Company, against two of our executive officers, our President and CEO, Ethan Brown, and our Chief Financial Officer and Treasurer, Mark Nelson, and each of our directors, including one former director, who signed our initial public offering registration statement. The lawsuit asserts claims under Sections 10(b) and 21D of the Exchange Act and claims of breaches of fiduciary duty, relating to our ongoing litigation with Don Lee Farms, related actions taken by Beyond Meat and the named individuals during the period of May 2, 2019 to May 27, 2020. On June 16, 2020, the Court entered an order staying all proceedings in the derivative action until (1) the securities class action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2) any motion to dismiss the securities class action is denied in whole or in part. On June 17, 2020, the Court entered an order administratively closing the derivative case based on the stay order. Based on the early stages of this matter, we are unable to estimate potential losses, if any, related to this lawsuit.
On June 17, 2020, James Janolek, purported shareholder of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court of the District of Delaware, putatively on behalf of the Company, against two of our executive officers, our President and CEO, Ethan Brown, and our Chief Financial Officer and Treasurer, Mark Nelson, and each of our directors, including one former director, who signed our initial public offering registration statement. The lawsuit asserts claims under Sections 14(a) and 20(a) of the Exchange Act, claims of breaches of fiduciary duty as directors and/or officers of Beyond Meat, and claims of unjust enrichment and waste of corporate assets, all relating to our ongoing litigation with Don Lee Farms, related actions taken by Beyond Meat and the named individuals during the period of May 2, 2019 to June 17, 2020. On July 10, 2020, the Court entered an order staying all proceedings in the derivative action until (1) the securities class action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2) any motion to dismiss the securities class action is denied in whole or in part. On July 10, 2020, the Court entered an order administratively closing the derivative case based on the stay order. Based on the early stages of this matter, we are unable to estimate potential losses, if any, related to this lawsuit.
TCPA Litigation
On March 18, 2020, Nazrin Massaro filed a putative class action lawsuit in the United States District Court for the Southern District of California against Beyond Meat and People for the Ethical Treatment of Animals, Inc. (“PETA”). The lawsuit asserts claims under the Telephone Consumer Protection Act and alleges that PETA sent unsolicited text message advertisements promoting our products to the putative class members in violation of consumers’ privacy rights. The lawsuit further alleges that PETA and Beyond Meat arranged for PETA to market Beyond Meat’s products in exchange for monetary contributions from Beyond Meat. The plaintiff seeks injunctive relief and damages on behalf of herself and the putative class members. On May 29, 2020, Beyond Meat moved to dismiss or in the alternative stay this lawsuit, and on June 8, 2020, the plaintiff voluntarily dismissed her claims against Beyond Meat without prejudice. The Company believes the claims asserted in this lawsuit are without merit.
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
We entered into a five-year secured revolving credit agreement with JPMorgan Chase Bank, N.A. and the lenders party thereto, providing for a $150 million secured revolving line of credit, which includes an accordion feature for up to an additional $200 million. The 2020 Credit Agreement contains various restrictive financial covenants, including, among other things, maintenance of (i) a maximum total leverage ratio of 3.00 to 1.00 and (ii) a minimum fixed charge coverage ratio of 1.25 to 1.00, in each case, on a quarterly basis. The 2020 Credit Agreement also contains certain restrictive covenants, including limitations on incurrence of indebtedness, creation of liens, making acquisitions, loans or other investments, disposition of assets, payment of dividends and other restricted payments, and entering into transactions with affiliates, in each case, subject to certain exceptions. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders or terminate the 2020 Credit Agreement. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Additionally, we may be unable to borrow funds under our 2020 Credit Agreement if we fail to satisfy certain conditions, including compliance with our financial and other restrictive covenants. Pursuant to the 2020 Credit Agreement, we granted the parties thereto a security interest in substantially all of our assets. See Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.
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
The FDA and the USDA, state regulators or similar foreign regulatory authorities, such as Health Canada or the CFIA, or authorities of the EU or the EU member states, could take action to impact our ability to use the term “meat” or similar words (such as “beef”, “burger” or “sausage”) to describe or advertise our products. In addition, a food may be deemed misbranded if its labeling is false or misleading in any particular way, and the FDA, CFIA, EU member state authorities or other regulators could interpret the use of the term “meat” or any similar phrase(s) to describe our plant-based protein products as false or misleading or likely to create an erroneous impression regarding their composition.
For example, in 2018, the state of Missouri passed a law prohibiting any person engaged in advertising, offering for sale, or sale of food products from misrepresenting a product as meat that is not derived from harvested production livestock or poultry. The state of Missouri Department of Agriculture has clarified its interpretation that products which include prominent disclosure that the product is “made from plants,” or comparable disclosure such as through the use of the phrase “plant-based,” are not misrepresented under the Missouri law. Additional states, including Mississippi, Louisiana, and Georgia, have subsequently passed similar laws, and legislation, that would impose additional requirements on plant-based meat products is currently pending in a number of states. More recently, in late 2019, bills were introduced in both the House and the Senate of the U.S. Congress (titled the Real MEAT Act) that would require the word “imitation” to appear as part of the name of plant-based meat products, and that would give USDA certain oversight over the labeling of plant-based meat products. If these bills gain traction and ultimately become law, it could require us to identify our products as “imitation” in our product labels. Further, the USDA has received a petition from the cattle industry requesting that USDA exclude products not derived from the tissue or flesh of animals that have been harvested in the traditional manner from being labeled and marketed as “meat,” and exclude products not derived from cattle born, raised and harvested in the traditional manner from being labeled and marketed as “beef.” The USDA has not yet responded substantively to this petition but has indicated that the petition is being considered as a petition for a policy change under the USDA’s regulations. We do not believe that USDA has the statutory authority to regulate plant-based products under the current legislative framework. Canadian Food and Drug Regulations also provide requirements for “simulated meat” products, including requirements around composition and naming.
In Europe, the Agriculture Committee of the European Parliament proposed in May 2019 to reserve the use of “meat” and meat-related terms and names for products that are manufactured from the edible parts of animals. It is possible that that this restriction will be adopted at the EU level as of the end of 2020. If adopted, this bill could require a change to our labeling and advertising in the European Union. In June 2020, France adopted a prohibition on using names to indicate foodstuffs of animal origin to describe, market, or promote foodstuffs containing vegetable proteins. An implementing decree is yet to be adopted that will define e.g. the procedures for applications of this prohibition and the sanctions in case of non-compliance. We do not believe that the new French bill complies with the laws of the European Union, in particular the principle of free movement of goods. We also note that this prohibition has not been appropriately notified to the European Commission, and that as a result the prohibition is in principle non-enforceable. Should regulatory authorities take action with respect to the use of the term “meat” or similar terms, such that we are unable to use those terms with respect to our plant-based products, we could be subject to enforcement action or recall of our products marketed with these terms, we may be required to modify our marketing strategy, or require us to identify our products as “imitation” in our product labels, and our business, prospects, results of operations or financial condition could be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities
None.
Use of Proceeds from our Initial Public Offering of Common Stock
On May 6 2019, we completed our IPO pursuant to a Registration Statement filed on Form S-1 (File No. 333-228453) and declared effective by the SEC on May 1, 2019.
As previously reported, we received approximately $252.4 million of net proceeds from our IPO. There has been no material change in the planned use of proceeds from our IPO as described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) on May 3, 2019. As of June 27, 2020, we have used $42.3 million of our net proceeds from the IPO to invest in existing and additional manufacturing capacity, $79.0 million to expand our research and development and our sales and marketing capabilities, and $131.1 million for working capital and general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	10-Q	6/12/2019	3.1
3.2	Amended and Restated Bylaws.	10-Q	6/12/2019	3.2
4.1	Form of Common Stock Certificate.	S-1/A	3/27/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated as of October 5, 2018, by and among the Registrant and the other parties thereto.	S-1	11/16/2018	4.2
10.1	Credit Agreement, dated as of April 21, 2020, by and among Beyond Meat, Inc., as the Borrower, the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent.	8-K	4/22/2020	10.1
10.2	Second Lease Amendment, dated as of May 22, 2020, by and between LeMone Family Limited Partnership, LLLP and Beyond Meat, Inc.				X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2020 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Preferred Stock and Stockholders' Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
_________________
* This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEYOND MEAT, INC.

Date:	August 11, 2020	By:	/s/ Ethan Brown
Ethan Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2020	By:	/s/ Mark J. Nelson
Mark J. Nelson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)