Form 10-Q
period 2020-09-26
BEYOND MEAT, INC.
filed 2020-11-09
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                Yes ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                        ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                Yes  ☐   No  ☒
As of November 6, 2020, the registrant had 62,655,659 shares of common stock, $0.0001 par value per share, outstanding.

i

Note Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of the federal securities laws. We have based these forward-looking statements largely on our current opinions, expectations, beliefs, plans, objectives, assumptions and projections about future events and financial trends affecting the operating results and financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
•the effects of the coronavirus (“COVID-19”) pandemic on our business, financial condition and results of operations, including on our supply chain, the demand for our products, and, in particular in our foodservice channel, our product and channel mix, the timing and level of retail purchasing, our manufacturing facilities and operations, our inventory levels, our ability to expand and produce in new geographic markets or the timing of such expansion efforts, the pace and success of new product introductions, the timing of new foodservice launches, and on overall economic conditions and consumer confidence and spending levels;
•the impact of adverse and uncertain economic and political conditions in the U.S. and international markets;
•the volatility of capital markets and other macroeconomic factors;
•estimates of our expenses, future revenues, capital expenditures, capital requirements and our needs for additional financing;
•our ability to effectively manage our growth;
•the failure of acquisitions and other investments to be efficiently integrated and produce the results we anticipate;
•the effects of increased competition from our market competitors and new market entrants;
•changes in the retail landscape, including the timing and level of trade and promotion discounts, our ability to grow market share and increase household penetration, repeat buying rates and purchase frequency, and our ability to maintain and increase sales velocity of our products;
•the success of distribution expansion and new product introductions in increasing revenues and market share;
•the timing and success of strategic partnership launches and limited time offerings resulting in permanent menu items;
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
•our ability to differentiate and continuously create innovative products, respond to competitive innovation and achieve speed-to-market;
•our ability to successfully execute our strategic initiatives;

•the volatility associated with ingredient, packaging and other input costs;
•real or perceived quality or health issues with our products or other issues that adversely affect our brand and reputation;
•our ability to accurately predict consumer taste preferences, trends and demand and successfully innovate, introduce and commercialize new products and improve existing products, including in new geographic markets;
•significant disruption in, or breach in security of our information technology systems and resultant interruptions in service and any related impact on our reputation;
•the attraction and retention of qualified employees and key personnel and our ability to maintain our company culture as we continue to grow;
•the effects of natural or man-made catastrophic events particularly involving our or any of our co-manufacturers’ manufacturing facilities or our suppliers’ facilities;
•the impact of marketing campaigns aimed at generating negative publicity regarding our products, brand and the plant-based industry category;
•the effectiveness of our internal controls;
•our indebtedness and ability to pay such indebtedness, as well as our ability to comply with covenants under our credit agreement;
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
•outcomes of legal or administrative proceedings, or new legal or administrative proceedings filed against us;
•our, our suppliers’ and our co-manufacturers’ ability to protect our proprietary technology, intellectual property and trade secrets adequately;
•the impact of tariffs and trade wars;
•foreign exchange rate fluctuations; and
•the risks discussed in Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 19, 2020 (the “2019 10-K”), Part II, Item 1A, “Risk Factors” included herein, and those discussed in other documents we file from time to time with the SEC.
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
This report also contains estimates and other statistical data obtained from independent parties and by us relating to market size and growth and other data about our industry and ultimate consumers. The number of retail and foodservice outlets are derived from data through September 26, 2020. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates and data.
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
“Beyond Meat,” “Beyond Burger,” “Beyond Beef,” “Beyond Sausage,” “Beyond Breakfast Sausage,” “Beyond Meatball,” the Caped Steer Logo, “GO BEYOND,” “Eat What You Love” and “The Cookout Classic,” are registered or pending trademarks of Beyond Meat, Inc. in the United States and, in some cases, in certain other countries. All other brand names or trademarks appearing in this report are the property of their respective holders. Solely for convenience, the trademarks and trade names contained herein are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS

BEYOND MEAT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	September 26, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$214,615	$275,988
Accounts receivable	29,760	40,080
Inventory	132,359	81,596
Prepaid expenses and other current assets	14,195	5,930
Total current assets	$390,929	$403,594
Property, plant, and equipment, net	77,002	47,474
Operating lease right-of-use assets	13,736	—
Other non-current assets, net	4,970	855
Total assets	$486,637	$451,923
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$30,531	$26,923
Wages payable	2,289	1,768
Accrued bonus	43	4,129
Current portion of operating lease liabilities	2,481	—
Accrued expenses and other current liabilities	10,241	3,805
Short-term borrowings under revolving credit facility and bank term loan	—	11,000
Current portion of finance lease liabilities	72	72
Total current liabilities	$45,657	$47,697
Long-term liabilities:
Revolving credit facility	$50,000	$—
Operating lease liabilities, net of current portion	11,413	—
Long-term portion of bank term loan, net	—	14,637
Equipment loan, net	—	4,932
Finance lease obligations and other long-term liabilities	167	567
Total long-term liabilities	$61,580	$20,136
Commitments and Contingencies (Note 10)
(continued on the next page)

BEYOND MEAT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	September 26, 2020	December 31, 2019
Stockholders’ equity:
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	$—	$—
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 62,625,629 and 61,576,494 shares issued and outstanding at September 26, 2020 and December 31, 2019, respectively	6	6
Additional paid-in capital	548,706	526,199
Accumulated deficit	(169,790)	(142,115)
Accumulated other comprehensive income	478	—
Total stockholders’ equity	$379,400	$384,090
Total liabilities and stockholders’ equity	$486,637	$451,923

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net revenues	$94,436	$91,961	$304,848	$199,418
Cost of goods sold	68,908	59,178	207,978	133,123
Gross profit	25,528	32,783	96,870	66,295
Research and development expenses	8,278	5,951	20,488	14,661
Selling, general and administrative expenses	33,560	20,944	95,167	47,636
Restructuring expenses	2,146	2,319	6,028	3,560
Total operating expenses	43,984	29,214	121,683	65,857
(Loss) income from operations	(18,456)	3,569	(24,813)	438
Other (expense) income, net:
Interest expense	(689)	(855)	(1,963)	(2,329)
Remeasurement of warrant liability	—	—	—	(12,503)
Other, net	(85)	1,385	(829)	2,424
Total other (expense) income, net	(774)	530	(2,792)	(12,408)
(Loss) income before taxes	(19,230)	4,099	(27,605)	(11,970)
Income tax expense	55	—	70	21
Net (loss) income	$(19,285)	$4,099	$(27,675)	$(11,991)
Net (loss) income per share available to common stockholders—basic	$(0.31)	$0.07	$(0.45)	$(0.33)
Weighted average common shares outstanding—basic	62,487,152	60,415,866	62,114,399	35,806,520
Net (loss) income per share available to common stockholders—diluted	$(0.31)	$0.06	$(0.45)	$(0.33)
Weighted average common shares outstanding—diluted	62,487,152	66,026,490	62,114,399	35,806,520
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net (loss) income	$(19,285)	$4,099	$(27,675)	$(11,991)
Other comprehensive income, net of tax:
Foreign currency translation gain, net of tax	645	—	478	—
Comprehensive (loss) income, net of tax	$(18,640)	$4,099	$(27,197)	$(11,991)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and
Stockholders’ Equity (Deficit)
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
Balance at December 31, 2019	61,576,494	$6	$526,199	$(142,115)	$—	$384,090
Net income	—	—	—	1,815	—	1,815
Issuance of common stock under equity incentive plans, net	280,883	—	1,002	—	—	1,002
Share-based compensation for equity classified awards	—	—	5,074	—	—	5,074
Balance at March 28, 2020	61,857,377	$6	$532,275	$(140,300)	$—	$391,981
Net loss	—	—	—	(10,205)	—	(10,205)
Issuance of common stock under equity incentive plans, net	568,263	—	1,590	—	—	1,590
Share-based compensation for equity classified awards	—	—	6,711	—	—	6,711
Foreign currency translation adjustment	—	—	—	—	(167)	(167)
Balance at June 27, 2020	62,425,640	$6	$540,576	$(150,505)	$(167)	$389,910
Net loss	—	—	—	(19,285)	—	(19,285)
Issuance of common stock under equity incentive plans, net	199,989	—	2,162	—	—	2,162
Share-based compensation for equity classified awards	—	—	5,968	—	—	5,968
Foreign currency translation adjustment	—	—	—	—	645	645
Balance at September 26, 2020	62,625,629	$6	$548,706	$(169,790)	$478	$379,400

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	41,562,111	$199,540	6,951,350	$1	$7,921	$(129,672)	$(121,750)
Net loss	—	—	—	—	—	(6,649)	(6,649)
Issuance of common stock under equity incentive plans	—	—	169,583	—	366	—	366
Share-based compensation for equity classified awards	—	—	—	—	855	—	855
Balance at March 30, 2019	41,562,111	$199,540	7,120,933	$1	$9,142	$(136,321)	$(127,178)
Net loss			—	—	—	(9,441)	(9,441)
Issuance of common stock pursuant to the IPO, net of issuance costs of $4.9 million	—	—	11,068,750	1	252,452	—	252,453
Issuance of common stock upon conversion of convertible preferred stock	(41,562,111)	(199,540)	41,562,111	4	199,536	—	199,540
Issuance of common stock upon exercise of common stock warrants	—	—	214,875	—	—	—	—
Reclassification of warrant liability to additional paid-in capital upon closing of the initial public offering	—	—	—	—	14,421	—	14,421
Issuance of common stock under equity incentive plans	—	—	200,852	—	167	—	167
Share-based compensation for equity classified awards	—	—	—	—	1,823	—	1,823
Balance at June 29, 2019	—	$—	60,167,521	$6	$477,541	$(145,762)	$331,785
Net income	—	—	—	—	—	4,099	4,099
Issuance of common stock pursuant to the secondary public offering, net of offering costs of $1.1 million	—	—	250,000	—	37,450	—	37,450
Issuance of common stock under equity incentive plans	—	—	148,319	—	365	—	365
Share-based compensation for equity classified awards	—	—	—	—	3,129	—	3,129
Balance at September 28, 2019	—	$—	60,565,840	$6	$518,485	$(141,663)	$376,828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash flows from operating activities:
Net loss	$(27,675)	$(11,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,276	5,980
Non-cash lease expense	1,573	—
Share-based compensation expense	20,377	5,807
Loss on sale of fixed assets	218	—
Amortization of debt issuance costs	195	124
Loss on extinguishment of debt	1,538	—
Change in preferred and common stock warrant liabilities	—	12,503
Net change in operating assets and liabilities:
Accounts receivable	10,365	(21,856)
Inventories	(50,263)	(30,013)
Prepaid expenses and other assets	(9,444)	(1,878)
Accounts payable	2,442	20,206
Accrued expenses and other current liabilities	245	2,768
Operating lease liabilities	(1,584)	—
Long-term liabilities	—	11
Net cash used in operating activities	$(42,737)	$(18,339)
Cash flows from investing activities:
Purchases of property, plant and equipment	$(38,048)	$(9,515)
Proceeds from sale of fixed assets	—	307
Purchases of property, plant and equipment held for sale	(2,288)	(7,403)
Proceeds from note receivable on assets previously held for sale	599	—
Payment of security deposits	(9)	(542)
Net cash used in investing activities	$(39,746)	$(17,153)
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to the initial public offering, net of issuance costs	$—	$254,868
Proceeds from issuance of common stock pursuant to the secondary public offering, net of issuance costs	—	37,937
Proceeds from revolving credit facility	50,000	—
Debt issuance costs	(1,224)	—
Debt extinguishment costs	(1,200)	—
Repayment of revolving credit line	(6,000)	—
Repayment of term loan	(20,000)	—
Repayment of equipment loan	(5,000)	—
Principal payments under finance lease obligations	(52)	(31)
(continued on the next page)

BEYOND MEAT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Nine Months Ended
	September 26, 2020	September 28, 2019
Proceeds from exercise of stock options	6,491	898
Payments of minimum withholding taxes on net share settlement of equity awards	(1,736)	—
Net cash provided by financing activities	$21,279	$293,672
Net (decrease) increase in cash and cash equivalents	$(61,204)	$258,180
Effect of exchange rate changes on cash	(169)	—
Cash and cash equivalents at the beginning of the period	275,988	54,271
Cash and cash equivalents at the end of the period	$214,615	$312,451

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,114	$2,261
Taxes	$15	$21
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$2,545	$1,280
Offering costs, accrued not yet paid	$—	$487
Non-cash additions to property, plant and equipment held for sale	$—	$1,019
Operating lease right-of-use assets obtained in exchange for lease liabilities	$3,151	$—
Reclassification of warrant liability to additional paid-in capital in connection with the initial public offering	$—	$14,421
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$199,540
Note receivable from sale of assets held for sale	$4,558	$—
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
On January 14, 2020, the Company registered its new subsidiary, Beyond Meat EU B.V., in the Netherlands. On April 28, 2020, the Company registered its new subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd. (“BYND JX”), in the Zhejiang Province in China.
The Company’s primary production facilities are located in Columbia, Missouri, and research and development and administrative offices are located in El Segundo, California. In addition to its own production facilities, the Company uses co-manufacturers in various locations in the United States, Canada and the Netherlands. In the second quarter of 2020, the Company acquired its first manufacturing facility in Europe located in Enschede, the Netherlands. This facility is expected to be operational by the end of 2020. In addition, in June 2020 the Company announced the official opening of a new co-manufacturing facility to be used for Beyond Meat production built by the Company’s distributor in the Netherlands. In the third quarter of 2020, the Company and BYND JX entered into an investment agreement and related factory leasing contract to design and develop manufacturing facilities in the Jiaxing Economic & Technological Development Zone to manufacture plant-based meat products under the Beyond Meat brand in China. Renovations in the leased facility have commenced, with trial production expected by the end of 2020 and full-scale production expected in early 2021.
Subsequent to the quarter ended September 26, 2020, on October 30, 2020, the Company acquired certain assets including land, building, vehicles, machinery and equipment and certain workforce from one of its co-manufacturers for cash consideration of $14.5 million, subject to adjustment for customary prorations, transfer taxes, escrow holdbacks and other adjustments. The Company intends to use this manufacturing facility for the production of its finished goods.
The Company sells to a variety of customers in the retail and foodservice channels throughout the United States and internationally primarily through distributors who purchase, store, sell, and deliver the Company’s products. In addition, the Company sells directly to customers in the retail and foodservice channels who handle their own distribution. In the third quarter of 2020, the Company launched an e-commerce site to sell its products direct to consumers.
As of September 26, 2020, approximately 96% of the Company’s long-lived assets were located in the United States.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The global spread and unprecedented impact of COVID-19 continues to create significant volatility, uncertainty and economic disruption. In the second and third quarters of 2020, the Company’s operations and its financial results including net revenues, gross profit, gross margin and operating expenses were negatively impacted by COVID-19. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

COVID-19 on the Company’s business, results of operations, financial condition, or liquidity. While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, the Company expects that its business operations and results of operations, including its net revenues, gross profit, gross margin, earnings and cash flows, will be adversely impacted through at least the remainder of 2020, and likely into 2021. Future events and effects related to the COVID-19 pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts.

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
Principles of Consolidation
The condensed consolidated financial statements for the periods ended September 26, 2020 include the accounts of the Company and its subsidiaries. All inter-company balances and transactions have been eliminated.
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

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
Foreign Currency
The Company’s foreign entities use their local currency as the functional currency. For these entities, the Company translates net assets into U.S. dollars at period end exchange rates, while revenue and expense accounts are translated at average exchange rates prevailing during the periods being reported. Resulting currency translation adjustments are included in accumulated other comprehensive income and foreign currency transaction gains and losses are included in other, net. Transaction gains and losses on long-term intra-entity transactions are recorded as a component of other comprehensive income. Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact the Company’s results of operations.
Unrealized translation gains, net of tax, reported as cumulative translation adjustments through other comprehensive income were $0.5 million as of September 26, 2020. Foreign currency transaction (losses) gains included in other, net were $(15,000) and $0.1 million during the three and nine months ended September 26, 2020, respectively.
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

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
The Company had no financial instruments measured at fair value on a recurring basis as of September 26, 2020 and December 31, 2019, other than the liability classified share-settled obligation to one of the Company’s executive officers as discussed in Note 9 which represents a Level 1 financial instrument. There was no change in the fair value of the liability-classified share-settled obligation in the three and nine months ended September 26, 2020. There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 for the three and nine months ended September 26, 2020.
Prior to the IPO, the stock warrant liability was measured at fair value using Level 3 inputs upon issuance and at each reporting date. Inputs used to determine the estimated fair value of the warrant liability as of the valuation date included expected term of the warrants, the risk-free interest rate, volatility, and the fair value of underlying shares.
The following table sets forth a summary of the changes in the fair value of the preferred and common stock warrant liabilities:

	Nine Months Ended
(in thousands)	September 26, 2020	September 28, 2019
Beginning balance	$—	$1,918
Fair value of warrants issued during the period	—	—
Change in fair value of warrant liability	—	12,503
Reclassification of warrant liability to additional paid-in capital in connection with the IPO	—	(14,421)
Ending balance	$—	$—
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
Revenue is measured as the amount of consideration the Company expects to receive in exchange for fulfilling the performance obligation. Sales and other taxes the Company collects concurrent with the sale of products are excluded from revenue. The Company's normal payment terms vary by the type and location of its customers and the products offered. The time between invoicing and when payment is due is not significant. None of the Company's customer contracts as of September 26, 2020 contains a significant financing component.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Company routinely offers sales discounts and promotions through various programs to its customers and consumers. These programs include rebates, temporary on shelf price reductions, buy-one-get-one-free programs, off invoice discounts, retailer advertisements, product coupons and other trade activities. Provision for discounts and incentives are recorded in the same period in which the related revenues are recognized. At the end of each accounting period, the Company recognizes a liability for estimated sales discounts that have been incurred but not paid which totaled $3.3 million and $1.6 million as of September 26, 2020 and December 31, 2019, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.
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
The following table presents the Company’s net revenues by channel:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net revenues:
U.S.:
Retail	$62,057	$44,170	$202,019	$94,162
Foodservice	16,325	18,359	45,442	43,697
U.S. net revenues	78,382	62,529	247,461	137,859
International:
Retail	7,975	6,295	23,499	10,002
Foodservice	8,079	23,137	33,888	51,557
International net revenues	16,054	29,432	57,387	61,559
Net revenues	$94,436	$91,961	$304,848	$199,418

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

One distributor accounted for approximately 11% of the Company’s gross revenues in the three months ended September 26, 2020; and two distributors accounted for approximately 17% and 15%, respectively, of the Company’s gross revenues in the three months ended September 28, 2019. One distributor accounted for approximately 13% of the Company’s gross revenues in the nine months ended September 26, 2020; and two distributors accounted for approximately 18% and 19%, respectively, of the Company’s gross revenues in the nine months ended September 28, 2019. No other distributor or customer accounted for more than 10% of the Company’s gross revenues in the three and nine months ended September 26, 2020 and September 28, 2019.
Shipping and Handling Costs
Outbound shipping and handling costs included in selling, general and administrative (“SG&A”) expenses in the three months ended September 26, 2020 and September 28, 2019 were $3.3 million and $3.4 million, respectively. Outbound shipping and handling costs included in SG&A expenses in the nine months ended September 26, 2020 and September 28, 2019 were $8.1 million and $7.4 million, respectively.
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
On January 1, 2020, the Company adopted ASU 2016-02 using the modified retrospective approach, which permits application of this new guidance at the beginning of the period of adoption, with comparative periods continuing to be reported under ASC 840. The Company also elected the package of practical expedients permitted under the transition guidance within ASU 2016-02, which among other things, permits the Company to not reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight practical expedient or the practical expedient pertaining to land easements, the latter not being applicable to the Company. As part of this adoption, the Company elected not to record operating right-of-use assets or operating lease liabilities for leases with an initial term of 12 months or less. Payments on those leases will be recognized on a straight-line basis through the Company’s condensed consolidated statements of operations over the lease term. The Company elected to separate the lease and non-lease components on all new or modified operating leases for the co-manufacturing class of assets for the purpose of recording operating lease right-of-use assets and operating lease liabilities and to combine lease and non-lease components on all new or modified operating leases into a single lease component for all other classes of assets. See Note 4.
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

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Note 3. Restructuring
In May 2017, management approved a plan to terminate the Company’s exclusive supply agreement (the “Agreement”) with one of its co-manufacturers, due to non-performance under the Agreement and on May 23, 2017, the Company notified the co-manufacturer of its decision to terminate the Agreement. In the three months ended September 26, 2020 and September 28, 2019, the Company recorded $2.1 million and $2.3 million, respectively, in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. In the nine months ended September 26, 2020 and September 28, 2019, the Company recorded $6.0 million and $3.6 million, respectively, in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. See Note 10 for further information. As of September 26, 2020 and December 31, 2019, the Company had $1.1 million in accrued and unpaid restructuring expenses.

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
As part of this adoption, the Company elected to not record operating lease right-of-use assets or operating lease liabilities for leases with an initial term of 12 months or less. The Company elected to separate the lease and non-lease components on all new or modified operating leases for the co-manufacturing class of assets for the purpose of recording operating lease right-of-use assets and operating lease liabilities and to combine lease and non-lease components on all new or modified operating leases into a single lease component for all other classes of assets.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

		Three Months Ended	Nine Months Ended
(in thousands)	Statement of Operations Location	September 26, 2020	September 26, 2020
Operating lease cost:
Lease cost	Cost of goods sold	$341	$993
Lease cost	Research and development expenses	187	470
Lease cost	Selling, general and administrative expenses	136	409
Variable lease cost (1)	Cost of goods sold	—	7
Operating lease cost		$664	$1,879
Short-term lease cost	Selling, general and administrative expenses	$95	$270
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$19	$57
Interest on lease liabilities	Interest expense	3	10
Finance lease cost		$22	$67
Total lease cost		$781	$2,216
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental balance sheet information as of September 26, 2020 related to leases are as follows:

(in thousands)	Balance Sheet Location	September 26, 2020
Assets
Operating leases	Operating lease right-of-use assets	$13,736
Finance leases, net	Property, plant and equipment, net	230
Total lease assets		$13,966

Liabilities
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$2,481
Finance lease liabilities	Current portion of finance lease liabilities	72
Long-term:
Operating lease liabilities	Operating lease liabilities, net of current portion	11,413
Finance lease liabilities	Finance lease obligations and other long-term liabilities	167
Total lease liabilities		$14,133

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year, as of September 26, 2020:

	September 26, 2020
(in thousands)	Operating Leases	Finance Leases
Remainder of 2020	$681	$21
2021	2,886	80
2022	2,814	71
2023	2,331	58
2024	1,495	30
2025	1,281	—
Thereafter	3,913	—
Total undiscounted future minimum lease payments	15,401	260
Less imputed interest	(1,507)	(21)
Total discounted future minimum lease payments	$13,894	$239
Weighted average remaining lease terms and weighted average discount rates were:

	September 26, 2020
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	7.1	3.5
Weighted average discount rate	2.9%	5.3%

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

A schedule of the future minimum rental commitments under the Company’s capital lease agreements and non-cancelable operating lease agreements with an initial or remaining term in excess of one year as of December 31, 2019, in accordance with ASC 840 were as follows:

(in thousands)	Capital Lease Obligations	Operating Lease Obligations
2020	$86	$1,878
2021	80	1,813
2022	71	1,817
2023	58	1,840
2024	30	1,353
Thereafter	—	5,167
Total minimum lease payments		$13,868
Total minimum lease payments	$325
Less: imputed interest (4.1% to 15.9%)	(34)
Total capital lease obligations	$291
Less: current portion of capital lease obligations	(72)
Long-term capital lease obligations	$219

Note 5. Inventories
Major classes of inventory were as follows:

(in thousands)	September 26, 2020	December 31, 2019
Raw materials and packaging	$83,636	$36,884
Work in process	18,728	17,958
Finished goods	29,995	26,754
Total	$132,359	$81,596

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 6. Property, Plant and Equipment
Property, plant, and equipment are stated at cost and finance lease assets are included. A summary of property, plant, and equipment as of September 26, 2020 and December 31, 2019, is as follows:

(in thousands)	September 26, 2020	December 31, 2019
Manufacturing equipment	$56,435	$37,939
Research and development equipment	10,481	8,933
Leasehold improvements	9,104	7,620
Building	2,096	—
Finance leases	287	1,108
Software	377	274
Furniture and fixtures	582	433
Vehicles	378	210
Land	1,156	—
Assets not yet placed in service	25,325	11,666
Total property, plant and equipment	$106,221	$68,183
Accumulated depreciation and amortization	(29,219)	(20,709)
Property, plant and equipment, net	$77,002	$47,474
Depreciation and amortization expense for the three months ended September 26, 2020 and September 28, 2019, was $3.4 million and $2.0 million, respectively. Of the total depreciation and amortization expense in the three months ended September 26, 2020 and September 28, 2019, $2.6 million and $1.4 million, respectively, were recorded in cost of goods sold, $0.7 million and $0.6 million, respectively, were recorded in research and development expenses, and $30,000 and $17,000, respectively, were recorded in SG&A expenses in the Company’s condensed consolidated statements of operations.
Depreciation and amortization expense for the nine months ended September 26, 2020 and September 28, 2019, was $9.3 million and $6.0 million, respectively. Of the total depreciation and amortization expense in the nine months ended September 26, 2020 and September 28, 2019, $7.1 million and $4.2 million, respectively, were recorded in cost of goods sold, $2.1 million and $1.8 million, respectively, were recorded in research and development expenses, and $0.1 million and $39,000, respectively, were recorded in SG&A expenses, in the Company’s condensed consolidated statements of operations.
The Company no longer has any assets that meet the criteria for assets held for sale as of September 26, 2020. Amounts previously classified as assets held for sale were sold for amounts that approximated book value for which a note receivable of $4.6 million, net of payments, was recorded as of September 26, 2020, of which $2.4 million is included in prepaid expenses and other current assets and $2.2 million is included in other non-current assets.
Subsequent to the quarter ended September 26, 2020, on October 30, 2020, the Company acquired certain assets including land, building, vehicles, machinery and equipment and certain workforce from one of its former co-manufacturers. See Note 13.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
Amounts available under the 2020 Credit Agreement are for working capital needs, for general corporate purposes and to refinance certain existing indebtedness, as the Company deems necessary. Borrowings under the 2020 Credit Agreement will bear interest, at the Company’s option, calculated according to an Alternate Base Rate or LIBO Rate, as the case may be, plus an applicable margin. Until the delivery to the Administrative Agent of the Company’s consolidated financial information for the fiscal quarter ended September 26, 2020, the applicable margin was 1.5% per annum for Alternate Base Rate loans and 2.5% per annum for LIBO Rate loans. Thereafter, the applicable margin for Alternate Base Rate loans will range from 1.25% to 1.75% per annum, and the applicable margin for LIBO Rate loans will range from 2.25% to 2.75% per annum, in each case, based on the Company’s total leverage ratio at the end of each quarter.
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
The 2020 Credit Agreement contains customary representations, warranties and covenants for a transaction of this type, including maintenance of (i) a maximum total leverage ratio of 3.00 to 1.00 and (ii) a minimum fixed charge coverage ratio of 1.25 to 1.00, in each case, tested on the last day of each fiscal quarter. The Company is permitted to declare and pay up to $10.0 million per year in dividends on its capital stock (and, subject to meeting certain leverage requirements and minimum liquidity thresholds, additional dividends), provided, among other things, no event of default exists or would result therefrom and the Company is in compliance with certain financial covenants contained in the 2020 Credit Agreement. The 2020 Credit Agreement also provides for customary events of default, including (among others) nonpayment, covenant defaults, breaches of representations or warranties, bankruptcy and insolvency events and a change of control. If an event of default occurs, the Administrative Agent shall, at the request of, or may, with the consent of, the required Lenders, declare the obligations under the 2020 Credit Agreement immediately due and payable and the commitments of the Lenders may be terminated. For certain events of default relating to insolvency, the commitments of the Lenders are automatically terminated and all outstanding obligations become due and payable. The revolving credit facility matures on April 21, 2025.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Company’s debt balances are detailed below:

(in thousands)	September 26, 2020	December 31, 2019
Revolving credit facility	$50,000	$—
Revolving credit line (SVB)	—	6,000
Term loan facility	—	20,000
Equipment financing loan	—	5,000
Debt issuance costs	—	(431)
Total debt outstanding	$50,000	$30,569
Less: current portion of long-term debt	—	11,000
Long-term debt	$50,000	$19,569
The Company records debt issuance costs on the revolving credit facility in other non-current assets, net in the accompanying condensed consolidated balance sheet as of September 26, 2020. Debt issuance costs on the revolving credit line and term loan, net of amortization, were recorded as a reduction of carrying value of the debt in the accompanying condensed consolidated balance sheet as of December 31, 2019. Debt issuance costs, net of amortization, totaled $1.1 million and $0.4 million as of September 26, 2020 and December 31, 2019, respectively. Debt issuance costs are amortized as interest expense over the term of the loan for which amortization of $0.1 million and $46,000 was recorded during the three months ended September 26, 2020 and September 28, 2019, respectively, and $0.2 million and $0.1 million was recorded in the nine months ended September 26, 2020 and September 28, 2019, respectively.
In each of the three months ended September 26, 2020 and September 28, 2019, the Company incurred $0.7 million in interest expense related to its bank credit facilities. In the nine months ended September 26, 2020 and September 28, 2019, the Company incurred $1.6 million and $1.9 million, respectively, in interest expense related to its bank credit facilities. In the three months ended September 26, 2020 and September 28, 2019, the Company incurred $0 and $0.1 million, respectively, in interest expense related to the Equipment Loan Facility. In the nine months ended September 26, 2020 and September 28, 2019, the Company recorded $0.2 million and $0.4 million, respectively, in interest expense related to the Equipment Loan Facility.
As of September 26, 2020, the Company had outstanding borrowings of $50.0 million and $100.0 million in excess availability (excluding the accordion feature) under the revolving credit facility (subject to limitations in order to comply with the Company’s quarterly financial maintenance covenants). The interest rate on outstanding borrowings at September 26, 2020 was 3.5%. The Company was in compliance with the financial covenants in the 2020 Credit Agreement for the fiscal quarter ended September 26, 2020.

Note 8. Stockholders’ Equity
As of September 26, 2020, the Company’s shares consisted of 500,000,000 authorized shares of common stock, par value $0.0001 per share, of which 62,625,629 shares of common stock were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
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
As of September 26, 2020 and December 31, 2019, there were 4,375,498 and 5,170,976 shares, respectively, issuable under stock options outstanding, 283,698 and 149,004 shares, respectively, issuable under unvested RSUs outstanding, 6,926,700 and 5,864,738 shares, respectively, issued for stock option exercises, RSU settlement, and restricted stock grants, and 5,053,398 and 3,297,638 shares, respectively, available for grants under the 2018 Plan.
Stock Options
Following are the assumptions used in the Black-Scholes valuation model for options granted during the periods shown below:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Risk-free interest rate	0.6%	1.7%	0.8%	2.3%
Average expected term (years)	7.0	6.0	7.0	6.0
Expected volatility	55.0%	55.0%	55.0%	55.0%
Dividend yield	—	—	—	—

Option grants to new employees in the nine months ended September 26, 2020 vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period, subject to continued employment through the vesting date. Option grants to continuing employees in the nine months ended September 26, 2020 vest monthly over a 48-month period, subject to continued employment through the vesting date. Option grants to continuing employees in the nine months ended September 28, 2019 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period, subject to continued employment through the vesting date. The stock option grant to an executive officer on August 1, 2019 vests monthly over a 48-month period.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes the Company’s stock option activity during the nine months ended September 26, 2020:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2019	5,170,976	$14.28	7.5	$329,879
Granted	257,374	$98.56	—	$—
Exercised	(1,010,116)	$6.43	—	$113,753
Cancelled/Forfeited	(42,736)	$29.99	—	$—
Outstanding at September 26, 2020	4,375,498	$20.89	6.9	$588,621
Vested and exercisable at September 26, 2020	2,533,172	$8.66	5.9	$371,329
Vested and expected to vest at September 26, 2020	3,897,508	$17.08	6.7	$538,980
__________
(1) Aggregate intrinsic value is calculated as the difference between the value of common stock on the transaction date and the exercise price multiplied by the number of shares issuable under the stock option. Aggregate intrinsic value of shares outstanding at the beginning and end of the reporting period is calculated as the difference between the value of common stock on the beginning and end dates, respectively, and the exercise price multiplied by the number of shares outstanding.

During the three months ended September 26, 2020 and September 28, 2019, the Company recorded in aggregate $3.1 million and $2.0 million, respectively, of share-based compensation expense related to options. During the nine months ended September 26, 2020 and September 28, 2019, the Company recorded in aggregate $9.7 million and $3.8 million, respectively, of share-based compensation expense related to options. The share-based compensation expense is included in cost of goods sold, research and development expenses, and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of September 26, 2020, there was $16.5 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over a weighted average period of 2.1 years.
Restricted Stock Units
RSU grants to new employees in the nine months ended September 26, 2020 and September 28, 2019 vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting quarterly over the remaining three years of the award, subject to continued employment through the vesting date. RSU grants to continuing employees in the nine months ended September 26, 2020 and September 28, 2019 vest quarterly over 16 quarters, subject to continued employment through the vesting date. RSU grants to non-employee directors in the nine-months ended September 26, 2020 vest monthly over 12 months, subject to continued service through the vesting date. RSU grants to consultants in the nine months ended September 26, 2020 vest (i) quarterly over 8 quarters, or (ii) monthly over 12 months, in each case, subject to continued service through the vesting date. RSU grants to nonemployee brand ambassadors in the nine months ended September 26, 2020 vest (i) 50% upon grant with the remainder vesting quarterly over 4 quarters commencing on October 1, 2020, or (ii) quarterly over two years, in each case, subject to continued service through the vesting date.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes the Company’s RSU activity during the nine months ended September 26, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2019	149,004	$132.73
Granted	198,706	$105.30
Vested(1)	(52,250)	$132.99
Cancelled/Forfeited	(11,762)	$—
Unvested at September 26, 2020	283,698	$113.73
________
(1) Includes 12,822 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2018 Plan.

During the three months ended September 26, 2020 and September 28, 2019, the Company recorded in aggregate $2.5 million and $0.6 million, respectively, of share-based compensation expense related to RSUs. During the nine months ended September 26, 2020 and September 28, 2019, the Company recorded in aggregate $6.9 million and $0.7 million, respectively, of share-based compensation expense related to RSUs. The share-based compensation expense is included in cost of goods sold, research and development expenses, and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of September 26, 2020, there was $15.2 million in unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted average period of 2.0 years.
Share-Settled Obligation
Share-based compensation expense in the three and nine months ended September 26, 2020 includes $0.9 million and $2.6 million, respectively, for a liability classified, share-settled obligation to an executive officer related to a sign-on award pursuant to the terms of the executive officer’s offer letter dated August 1, 2019 with the Company. There was no such expense in the three and nine months ended September 28, 2019. The share-based compensation expense related to this share-settled obligation is included in SG&A expenses in the Company’s condensed consolidated statements of operations. The liability classified award is considered unearned until the requirements for issuance of the shares are met and is included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets as of September 26, 2020 and December 31, 2019 in the amount of $3.6 million and $1.0 million, respectively. As of September 26, 2020, there was $3.4 million in unrecognized compensation expense related to this share-settled obligation which is expected to be recognized over one year.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Restricted Stock to Nonemployees
The following table summarizes the Company’s restricted stock activity during the nine months ended September 26, 2020:

	Number of Shares of Restricted Stock	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2019	88,988	1.2	$19.49
Granted	—	—	$—
Vested/Released	(67,208)	—	$19.42
Cancelled/Forfeited	—	—	$—
Unvested at September 26, 2020	21,780	0.7	$20.00

As of September 26, 2020, 21,780 shares of restricted stock had been purchased by nonemployee brand ambassadors which remained subject to vesting requirements and repurchase pursuant to restricted stock purchase agreements.
During the three months ended September 26, 2020 and September 28, 2019, the Company recorded in aggregate $0.4 million and $0.5 million, respectively, of share-based compensation expense related to restricted stock issued to nonemployee brand ambassadors, which is included in SG&A expenses in the Company’s condensed consolidated statements of operations. During the nine months ended September 26, 2020 and September 28, 2019, the Company recorded in aggregate $1.2 million and $1.3 million, respectively, of share-based compensation expense related to restricted stock issued to nonemployee brand ambassadors, which is included in SG&A expenses in the Company’s condensed consolidated statements of operations.
As of September 26, 2020, there was $0.4 million in unrecognized compensation expense related to unvested restricted stock granted to nonemployee brand ambassadors, which is expected to be recognized over nine months.
Employee Stock Purchase Plan
As of September 26, 2020, the maximum aggregate number of shares that may be issued under the 2018 Employee Stock Purchase Plan (“ESPP”) was 1,340,325 shares of common stock, including an increase of 536,130 shares effective January 1, 2020 under the terms of the ESPP. The 2018 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the 2018 ESPP.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
China Investment and Lease Agreement

On September 22, 2020, the Company and BYND JX entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX has agreed to make certain investments in the JXEDZ in two phases of development, and the Company has agreed to guarantee certain repayment obligations of BYND JX under such agreement.
During Phase 1, the Company has agreed to invest $10.0 million in the JXEDZ through an intercompany investment in BYND JX and BYND JX has agreed to lease a facility in the JXEDZ in return for certain subsidies, rewards and other preferential rights granted by the JX Committee and its affiliates. In connection with such agreement, BYND JX entered into a factory leasing contract as of September 11, 2020 with an affiliate of the JX Committee, pursuant to which BYND JX has agreed to lease and renovate a facility in the JXEDZ for a minimum of two (2) years. Renovations in the leased facility have commenced, with trial production expected by the end of 2020 and full-scale production expected in early 2021.
In the event that the Company and BYND JX determine, in their sole discretion, to proceed with the Phase 2 development in the JXEDZ, BYND JX has agreed in the first stage of Phase 2 to invest $30.0 million to acquire the land use right to a state-owned land plot in the JXEDZ to conduct development and construction of a new production facility. Following the first stage of Phase 2, the Company and BYND JX may determine, in their sole discretion, to permit BYND JX to invest an additional $10.0 million to obtain a second state-owned land plot in the JXEDZ in order to construct an additional facility thereon. Each of the land use rights acquired during Phase 2 (if any) will be valid for fifty (50) years.
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
As of September 26, 2020, the Company had committed to purchase pea protein inventory totaling $177.5 million, approximately $36.9 million in the remainder of 2020, $82.1 million in 2021, and $58.5 million in 2022.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In addition, as of September 26, 2020, the Company had approximately $19.3 million in purchase order commitments for capital expenditures primarily to purchase machinery and equipment. Payments for these purchases will be due within twelve months.
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
Securities Related Litigation
On January 30, 2020, Larry Tran, a purported shareholder of Beyond Meat, filed a putative securities class action lawsuit in the United States District Court for the Central District of California against Beyond Meat and two of the Company’s executive officers, the Company’s President and CEO, Ethan Brown, and the Company’s Chief Financial Officer and Treasurer, Mark Nelson. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act and is premised on allegedly false or misleading statements, and alleged non-disclosure of material facts, related to the Company’s public disclosures regarding the Company’s ongoing litigation with Don Lee Farms during the proposed class period of May 2, 2019 to January 27, 2020. The Court appointed a lead plaintiff and lead counsel on May 18, 2020, and a First Amended Complaint (“FAC”) was filed on July 1, 2020. The FAC names the same defendants, proposes the same class period, and similarly asserts claims under Sections 10(b) and 20(a) of the Exchange Act premised on allegedly false or misleading statements, and alleged non-disclosure of material facts, related to the Company’s public disclosures regarding the Company’s ongoing litigation with Don Lee Farms. The Company filed a motion to dismiss on behalf of all defendants on July 31, 2020. On October 8, 2020, the Court entered an opinion and order granting defendants’ motion to dismiss with leave to amend. Plaintiffs did not file an amended complaint by the deadline set by the Court. As a result, on October 27, 2020, the Court entered an order dismissing the action with prejudice, except for the class allegations of absent putative class members, which were dismissed without prejudice. The dismissal is final pending appeal. The Company believes the claims are without merit and intends to vigorously defend all claims asserted.
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

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
On June 17, 2020, James Janolek, a purported shareholder of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court of the District of Delaware, putatively on behalf of the Company, against two of the Company’s executive officers, the Company’s President and CEO, Ethan Brown, and the Company’s Chief Financial Officer and Treasurer, Mark Nelson, and each of the Company’s directors, including one former director, who signed the Company’s initial public offering registration statement. The lawsuit asserts claims under Sections 14(a) and 20(a) of the Exchange Act, claims of breaches of fiduciary duty as directors and/or officers of Beyond Meat, and claims of unjust enrichment and waste of corporate assets, all relating to the Company’s ongoing litigation with Don Lee Farms, related actions taken by Beyond Meat and the named individuals during the period of May 2, 2019 to June 17, 2020. On July 10, 2020, the Court entered an order staying all proceedings in the derivative action until (1) the securities class action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2) any motion to dismiss the securities class action is denied in whole or in part. On July 10, 2020, the Court entered an order administratively closing the derivative case based on the stay order. On November 9, 2020, Plaintiff filed a Notice of Voluntary Dismissal without prejudice and without costs or attorney fees to either party. Based on the early stages of this matter, the Company is unable to estimate potential losses, if any, related to this lawsuit.
The Company is involved in various other legal proceedings, claims, and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of such matters that are pending or asserted will have a material effect on its financial statements.

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 11. Income Taxes
For the three months ended September 26, 2020 and September 28, 2019, the Company recorded $55,000 and $0, respectively, in income tax expense, in its condensed consolidated statements of operations.
For the nine months ended September 26, 2020 and September 28, 2019, the Company recorded $70,000 and $21,000, respectively, in income tax expense in its condensed consolidated statements of operations.
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
As of September 26, 2020, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with respect to net operating loss and credit carryforwards.
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

Note 12. Net (Loss) Income Per Share Available to Common Stockholders
The Company calculates basic and diluted net (loss) income per share available to common stockholders in conformity with the two-class method required for companies with participating securities. Computation of net (loss) income per share available to common stockholders for the three and nine months ended September 26, 2020 excludes the dilutive effect of 4,375,498 option shares, 283,698 RSUs and 21,780 unvested restricted stock shares outstanding at September 26, 2020 because their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the three and nine months ended September 26, 2020 also excludes adjustments under the two-class method relating to a liability classified, share-settled obligation to an executive officer to deliver a variable number of shares based on a fixed monetary amount because the shares to be delivered are not participating securities as they do not have voting rights and are not entitled to participate in dividends until they are issued. Computation of net income per share available to common stockholders for the three months ended September 28, 2019 includes the dilutive effect of 5,608,822 shares issuable under stock options with exercise prices below the closing price of the Company's common stock on the last trading day of the applicable period and 1,802 RSUs, but excludes the dilutive effect of 411 RSUs because their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the nine months ended September 28, 2019 excludes the dilutive effect of 6,087,169 shares issuable under stock

BEYOND MEAT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

options and 85,121 RSUs outstanding at September 28, 2019 because their inclusion would be anti-dilutive.

(in thousands, except share and per share amounts)	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Numerator:
Net (loss) income available to common stockholders	$(19,285)	$4,090	$(27,675)	$(11,991)
Undistributed net income available to unvested restricted stockholders	—	9	—	—
Net (loss) income available to common stockholders—basic	(19,285)	4,099	(27,675)	(11,991)
Denominator:
Weighted average common shares outstanding—basic	62,487,152	60,415,866	62,114,399	35,806,520
Dilutive effect of shares issuable under stock options	—	5,608,822	—	—
Dilutive effect of RSUs	—	1,802	—	—
Weighted average common shares outstanding—diluted	62,487,152	66,026,490	62,114,399	35,806,520
Net (loss) income per share available to common stockholders—basic	$(0.31)	$0.07	$(0.45)	$(0.33)
Net (loss) income per share available to common stockholders—diluted	$(0.31)	$0.06	$(0.45)	$(0.33)

Note 13. Subsequent Event
Subsequent to the quarter ended September 26, 2020, on October 30, 2020, the Company acquired certain assets including land, building, vehicles, machinery and equipment and certain workforce from one of its former co-manufacturers for cash consideration of $14.5 million, subject to adjustment for customary prorations, transfer taxes, escrow holdbacks and other adjustments. As of September 26, 2020, the Company had incurred $0.7 million of related acquisition costs which are reflected in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet. As part of this transaction, the Company hired approximately 180 employees. The Company intends to use this manufacturing facility for the production of its finished goods.
The Company will record the preliminary effects of this asset acquisition during the fourth quarter of 2020 and has engaged a valuation firm to value the acquired assets and workforce for which the valuation is not complete as of the date of this filing due to the limited time since the acquisition date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors,” of our 2019 Form 10-K and Part II, Item 1A, “Risk Factors” and “Note Regarding Forward-Looking Statements” included in this report and those discussed in other documents we file from time to time with the SEC. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this quarterly report and our audited financial statements and notes thereto included in our 2019 10-K. Our historical results are not necessarily indicative of the results to be expected for any future periods and our operating results for the three and nine months ended September 26, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2020 or for any other interim period or for any other future year or period.

Overview
Beyond Meat is one of the fastest growing food companies in the United States, offering a portfolio of revolutionary plant-based meats. We build meat directly from plants, an innovation that enables consumers to experience the taste, texture and other sensory attributes of popular animal-based meat products while enjoying the nutritional and environmental benefits of eating our plant-based meat products. Our brand commitment, Eat What You Love, represents a strong belief that there is a better way to feed our future and that the positive choices we all make, no matter how small, can have a great impact on our personal health and the health of our planet. By shifting from animal-based meat to plant-based meat, we can positively impact four growing global issues: human health, climate change, constraints on natural resources and animal welfare. The success of our breakthrough innovation model and products has allowed us to appeal to a broad range of consumers, including those who typically eat animal-based meats, positioning us to compete directly in the $1.4 trillion global meat industry.

We sell a range of plant-based products across the three main meat platforms of beef, pork and poultry. As of September 26, 2020, our products were available at approximately 122,000 retail and foodservice outlets in more than 80 countries worldwide, across mainstream grocery, mass merchandiser, club, convenience store, and natural retailer channels, direct to consumer, and various food-away-from-home channels, including restaurants, foodservice outlets and schools.
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
On January 14, 2020, we registered our new subsidiary, Beyond Meat EU B.V., in the Netherlands. On April 28, 2020, we registered our new subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd. (“BYND JX”), in the Zhejiang Province in China. The condensed consolidated financial statements for the periods ended September 26, 2020 include the accounts of the Company and these subsidiaries. All inter-company balances and transactions have been eliminated.

Our primary production facilities are located in Columbia, Missouri, and research and development and administrative offices are located in El Segundo, California. In addition to our own production facilities, we use co-manufacturers in various locations in the United States, Canada and the Netherlands. In the second quarter of 2020, we acquired our first manufacturing facility in Europe located in Enschede, the Netherlands. This facility is expected to be operational by the end of 2020. In addition, in June 2020 we announced the official opening of a new co-manufacturing facility to be used for Beyond Meat production built by our distributor in the Netherlands. In the third quarter of 2020, we and BYND JX entered into an investment agreement and related factory leasing contract to design and develop manufacturing facilities in the Jiaxing Economic & Technological Development Zone to manufacture plant-based meat products under the Beyond Meat brand in China. Renovations in the leased facility have commenced, with trial production expected by the end of 2020 and full-scale production expected in early 2021.
Subsequent to the quarter ended September 26, 2020, on October 30, 2020, we acquired certain assets including land, building, vehicles, machinery and equipment and certain workforce from one of our former co-manufacturers for cash consideration of $14.5 million, subject to adjustment for customary prorations, transfer taxes, escrow holdbacks and other adjustments. As part of this transaction we hired approximately 180 employees. We intend to use this manufacturing facility for the production of our finished goods.
We operate on a fiscal calendar year, and each interim quarter is comprised of one 5-week period and two 4-week periods, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth fiscal quarters may have more or fewer days included than a traditional 91-day fiscal quarter.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has had, and we expect will continue to have certain negative impacts on our business. As government authorities around the world continue to implement significant measures intended to control the spread of the virus and institute restrictions on commercial operations, while at the same time implementing multi-step policies with the goal of re-opening certain markets, we are working to ensure our compliance while also maintaining business continuity for essential operations in our facilities.
While our manufacturing facilities remain operational, beginning in March 2020 employees at our corporate headquarters began working remotely. For essential activities at our Manhattan Beach Project Innovation Center, we are strictly limiting the number of employees allowed in the building and have implemented physical distancing protocols, mandatory face coverings, temperature screening of all personnel entering the site, and comprehensive preventative hygienic measures to support the health and safety of our employees. We expect our corporate headquarters employees to remain working remotely pending further notice and guidelines from local, state and federal agencies. At our manufacturing facilities, we have implemented a series of physical distancing and hygienic practices to further support the health and safety of our manufacturing employees. Our manufacturing employees are all being monitored for COVID-19 symptoms, including temperature screening of all personnel entering the site; and are following strict COVID-19 suggested Personal Protective Equipment guidelines per United States Centers for Disease Control and World Health Organization, including mandatory face coverings, increased hand washing and significantly increased sanitation of hard surfaces. All non-essential company-sponsored travel has been suspended and field marketing activities have been curbed due to the COVID-19-related restrictions.
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
We have experienced a significant slowdown in our foodservice business since the latter half of March 2020 due to the ongoing COVID-19 pandemic as various regions around the world implemented stay-at-home orders, social distancing measures and various restrictions on commercial operations, resulting in the closure or limited operations of many of our foodservice customers. Such closures or scaled back operations have also resulted in delays in tests or launches of our products among our foodservice customers and negatively impacted the rate of our growth. Additionally, while we were able to increase our total foodservice distribution points globally by approximately 2,000 outlets during the third quarter of 2020, such increase in distribution has not offset decreased demand in the channel due to the conditions described above.
The COVID-19 pandemic had a significant negative impact on our foodservice channel net revenues in the second and third quarters of 2020 relative to what we experienced in the first quarter of 2020. For the first, second and third quarters of 2020, we generated foodservice channel net revenues of $41.2 million, $13.7 million and $24.4 million, respectively. Although the foodservice channel net revenues improved 78.1% in the third quarter of 2020 compared to the second quarter of 2020, they were 40.8% lower than the foodservice channel net revenues in the first quarter of 2020. In response to the recent COVID-19 resurgence in some markets, new lockdowns, curfews and other restrictive measures are being imposed which have slowed, halted or reversed the reopening process altogether, and may adversely impact the foodservice recovery. We continue to partner with our QSR and foodservice customers during this challenging environment, and during the quarter offered promotional programs to many of our foodservice partners to allow them to offer our products to consumers at reduced price points or on other promotional terms. While we began to see some improvement in demand in our foodservice business during the third quarter of 2020, amid relaxed stay-at-home orders in some states, the environment remains highly uncertain given the ongoing pandemic and COVID-19 resurgence. As a result, it is unclear how long it will take for foodservice demand to return to pre-pandemic levels, if at all. We expect revenues in our foodservice channel will continue to be significantly negatively impacted through at least the remainder of 2020, and likely into 2021.
At the same time, during the second quarter of 2020, we experienced a meaningful increase in retail demand as consumers shifted toward more at-home consumption. In response to the deterioration in the foodservice business and the significant shift in consumer preferences to retail, beginning in the second quarter of 2020 and continuing into the beginning of the third quarter of 2020, we re-purposed and re-routed a certain portion of our existing foodservice inventory into retail SKUs. These activities led to increased net revenues in our retail channel and at the same time negatively impacted our gross profit and gross margin in the second and third quarters of 2020 due to increased expenses associated with such activities, additional inventory reserves and the write-off of unrecoverable portions of the original foodservice inventory items.
Following the retail surge in the second quarter of 2020 amid panic buying in response to COVID-19, the level of retail demand meaningfully slowed during the third quarter of 2020 consistent with broader market trends across grocery foodstuffs and the plant-based meat category as stay-at-home orders and commercial restrictions were relaxed. Our net revenues in the retail channel during the third quarter of 2020, as compared to the prior-year period, were primarily driven by our expansion in total retail outlets, higher sales velocity at existing retail outlets and new product introductions. We also continued to offer promotional and reduced pricing to certain of our retail customers and higher trade discounts in the third quarter of 2020 to encourage greater consumer trial and adoption of our products. For the three months ended September 26, 2020 and June 27, 2020, we generated retail channel net revenues of $70.0 million and $99.6 million, respectively, representing a decrease of 29.7%. As COVID-19 rates surge in numerous regions of the world, the environment is continuously evolving and remains highly uncertain. It is therefore difficult to predict retail demand levels going forward.
For the year ended December 31, 2019, our U.S. retail and U.S. foodservice channels accounted for approximately 43.4% and 23.6% of our net revenues, respectively. For the quarter ended September 26, 2020, our U.S. retail and U.S. foodservice channels accounted for approximately 65.7% and 17.3% of our net revenues, respectively. For the three months ended September 26, 2020, retail net revenues increased 38.8%, while foodservice net revenues declined 41.2% compared to the prior-year period. The change in mix of our distribution channels has been significant since the start of the COVID-19 pandemic and is likely to continue to cause fluctuation in our quarterly results pending the duration, magnitude and effects of the COVID-19 pandemic.
In response to the COVID-19 pandemic, in the second quarter of 2020 we undertook our Feed A Million + campaign, where we, with the support of our brand ambassadors and other partners, donated and distributed more than one million Beyond Burgers at no cost to food banks, healthcare workers, frontline responders and communities in need across the country.
In the third quarter of 2020, we experienced a $10.7 million reduction in inventory balances compared to the end of the second quarter of 2020, primarily due to a reduction in finished goods partially offset by increases in raw materials, specifically our core pea protein inputs, and work in process inventory levels during the quarter. We also incurred $1.1 million in costs attributable to COVID-19 from inventory write-offs and reserves associated with foodservice products determined to be unsalable.
We source ingredients from multiple suppliers from around the world. We also maintain inventory positions near our manufacturing operations, as well as floor stock agreements with many of our vendors. With respect to pea protein, given the nature of our contractual commitments, our volume deliveries are front loaded during the year in anticipation of higher demand levels during the summer season. Given that we scaled back our production in response to the COVID-19 pandemic and to reduce our existing finished goods and work in process inventory levels, we have seen an increase in our pea protein stocks. However, in light of the expected shelf life of our pea protein raw materials, we do not believe there is a risk of inventory obsolescence of these raw materials at this time.
It is challenging to estimate the extent of the adverse impact of the COVID-19 pandemic on our results of operations, due to continued uncertainty regarding the duration, magnitude and effects of the COVID-19 pandemic, further spread and resurgences of the disease, potential supply chain or manufacturing disruptions, and the magnitude of reduced customer traffic at our foodservice customers, or the extent to which they may be offset by increased retail demand, or increasing consumer awareness of the benefits of plant-based meat products. We also are unable to predict whether the increase in demand by our retail customers will resume at the levels experienced in the second quarter of 2020 or continue to be subject to the downward pressure seen in the third quarter of 2020. While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business operations and results of operations, including our net revenues, gross profit, gross margin, earnings and cash flows, will be adversely impacted through at least the remainder of 2020, and likely into 2021, including as a result of:
•continued weak demand in the foodservice channel from decreased foot traffic in foodservice establishments and the level of demand shift from foodservice to retail business;
•increased cost of goods sold and increased promotional programs and trade discounts to our retail and foodservice customers resulting in negative impacts on our gross margins;
•potential disruption to the supply chain caused by distribution and other logistical issues;
•potential disruption or closure of our facilities or those of our suppliers or co-manufacturers due to employee contraction of COVID-19;
•the timing and success of strategic partnership launches and resumption of any expansion plans for our product lines for those quick-service restaurant (“QSR”) customers who are in trial or test phase;
•reduced consumer confidence and consumer spending (including as a result of lower discretionary income due to unemployment or reduced or limited work as a result of measures taken in response to the pandemic), including spending to purchase our products; and negative trends in consumer purchasing patterns due to consumers’ disposable income, credit availability and debt levels;
•continued foodservice customer closures (including re-closures in connection with resurgences of COVID-19) or further reduced operations;
•our ability to introduce new foodservice products as QSR and other partners look to simplify menu offerings as a result of the pandemic;
•changes in the retail landscape, including the timing and level of trade and promotion discounts, our ability to grow market share and increase household penetration, repeat buying rates and purchase frequency, and our ability to maintain and increase sales velocity of our products;
•the pace and success of new product introductions;
•the uncertain economic and political outlook in the U.S. and worldwide;
•uncertainty in the length of recovery time for the U.S. and world economies; and
•disruptions in our ability to expand to new international locations.

We are focused on navigating these recent challenges presented by COVID-19 through offensive measures, such as switching foodservice production lines over to retail products, selling retail value packs and offering aggressive pricing with a strategic opportunity to encourage consumer trials, as well as defensive measures focused on reducing or delaying discretionary spending in areas where effectiveness has been impeded by the pandemic, and streamlining operations, including furloughs and headcount reductions in light of inventory levels, demand shifts and company-wide capacity planning. We expect these actions will continue to negatively impact our gross margins and profitability through at least the remainder of 2020, and likely into 2021. Future events and effects related to the COVID-19 pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts.

Components of Our Results of Operations and Trends and Other Factors Affecting Our Business
Net Revenues
We generate net revenues primarily from sales of our products to our customers across mainstream grocery, mass merchandiser, club, convenience store, and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools, mainly in the United States. To make plant-based meat accessible to more consumers, in August 2020, we launched an e-commerce site and began offering our products direct to consumers in bulk packs, mixed product bundles, limited-time offers, and trial packs.
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
•our continued innovation and product commercialization, including enhancing existing products and introducing new products, such as Beyond Meatballs and Beyond Breakfast Sausage Links, across our plant-based platforms that appeal to a broad range of consumers, including those who typically eat animal-based meat;
•enhanced marketing efforts as we continue to build our brand, amplify our value proposition around taste, health and sustainability, serve as a best-in-class partner to strategic and other QSR customers to support product development and category management, and drive consumer adoption of our products, including scaling our GO BEYOND marketing campaign, which seeks to mobilize our ambassadors to welcome consumers to the brand, define the category and remain its leader, and the launch of our What if We all Go Beyond? brand anthem, inviting consumers to see how over time through small changes, such as what you put at the center of your plate, there can be a meaningful collective impact on human health and the health of our planet;
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
In addition to the factors and trends above, we expect the following to positively impact net revenues going forward, subject to the duration, magnitude and effects of the COVID-19 pandemic:
•expansion of our own internal production facilities domestically and abroad to produce our woven proteins, blends of flavor systems and binding systems, and finished goods, while forming additional strategic relationships with co-manufacturers; and
•localized production and third-party partnerships to increase the availability and speed with which we can get our products to customers internationally.

We distribute our products internationally in more than 80 countries worldwide as of September 26, 2020. In addition to our own production facilities, we use co-manufacturers in various locations in the United States, Canada and the Netherlands. International net revenues decreased 45.5% in the three months ended September 26, 2020, and 6.8% in the nine months ended September 26, 2020 as compared to the respective prior-year periods, primarily due to the decline in international foodservice net revenues attributable to the COVID-19 pandemic.
As we seek to continue to rapidly grow our net revenues, we face several challenges. The COVID-19 pandemic has continued to spread and has already caused severe global disruptions. The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. For example, the impact of COVID-19 on any of our suppliers, co-manufacturers, distributors or transportation or logistics providers may negatively affect the price and availability of our ingredients and/or packaging materials and impact our supply chain. Additionally, if we are forced to scale back hours of production or close our production facilities or our Manhattan Beach Project Innovation Center in response to the pandemic, we expect our business, financial condition and results of operations would be materially adversely affected. In addition, our growth strategy to expand our operations internationally may be impeded. We expect to also continue to be impacted by decreased customer and consumer demand as a result of event cancellations and social distancing, government-imposed restrictions on public gatherings and businesses, shelter-in place orders and temporary restaurant and retail store closures and operating restrictions. Due to its global spread and unprecedented impact, the pandemic could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, buy-one-get-one-free programs, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We anticipate that we will need to continue to offer more trade and promotion discounts to both our retail and foodservice customers, to drive increased consumer trial and in response to the COVID-19 pandemic. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. We anticipate that these promotional activities will impact our net revenues as well as negatively impact our gross margins and profitability and that changes in such activities will impact period-over-period results.
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
We intend to continue to increase our production capabilities at our two in-house manufacturing facilities in Columbia, Missouri, while expanding our co-manufacturing capacity and exploring additional production facilities domestically and abroad. In the second quarter of 2020, we acquired our first manufacturing facility in Europe located in Enschede, the Netherlands. This facility is expected to be operational by the end of 2020. In addition, in June 2020 we announced the official opening of a new co-manufacturing facility to be used for Beyond Meat production built by our distributor in the Netherlands. In the third quarter of 2020, we and BYND JX entered into an investment agreement and related factory leasing contract to design and develop manufacturing facilities to manufacture plant-based meat products under the Beyond Meat brand in China. Renovations in the leased facility have commenced, with trial production expected by the end of 2020 and full-scale production expected in early 2021. Subsequent to the quarter ended September 26, 2020, on October 30, 2020, we acquired certain assets including land, building, vehicles, machinery and equipment and certain workforce from one of our former co-manufacturers. We intend to use this manufacturing facility for the production of our finished goods. See Note 13, Subsequent Event, to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. As a result of these expansion initiatives, we expect our cost of goods sold in absolute dollars to increase to support our growth.
In addition, in response to the deterioration in the foodservice business and the significant shift in consumer preferences to retail, beginning in the second quarter of 2020 and continuing into the beginning of the third quarter of 2020, we re-purposed and re-routed a certain portion of our existing foodservice inventory into retail SKUs. These activities increased our costs of goods sold and negatively impacted our gross profit and gross margin in the second and third quarters of 2020 due to increased expenses associated with such activities, additional inventory reserves and the write-off of unrecoverable portions of the original foodservice inventory items.
Over the next several years, subject to the duration, magnitude and effects of the COVID-19 pandemic, we continue to expect that gross profit improvements will be delivered primarily through improved volume leverage and throughput, greater internalization and geographic localization of our manufacturing footprint, including co-manufacturing in Canada and the Netherlands and expansion of our own internal production facilities domestically and abroad to produce our woven proteins, blends of flavor systems and binding systems, and finished goods, materials and packaging input cost reductions, tolling fee efficiencies, and improved supply chain logistics and distribution costs. We intend to pass some of these cost savings on to the consumer as we pursue our goal to achieve price parity with animal protein in at least one of our product categories by 2024.
We are also working to improve gross margin through ingredient cost savings achieved through scale of purchasing and through expanding our co-manufacturing network and negotiating lower tolling fees. However, in the near term, margin improvements were impacted by repacking costs as we repurposed a certain portion of our existing foodservice inventory into retail SKUs in response to shifts in consumer demand due to COVID-19 and inventory write-offs and reserves associated with unsalable foodservice products attributable to COVID-19. Margin improvement may, however, be negatively impacted by our focus on growing our customer base, volume deleveraging, aggressive pricing strategies and increased discounting, expanding into new geographies and markets, enhancing our production infrastructure, improving our innovation capabilities, enhancing our product offerings and increasing consumer engagement.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, and share-based compensation, scale-up expenses, and depreciation and amortization expense on research and development assets. Our research and development efforts are focused on enhancements to our product formulations and production processes in addition to the development of new products. We expect to continue to invest substantial amounts in research and development, as research and development and innovation are core elements of our business strategy, and we believe they represent a critical competitive advantage for us. We believe that we need to continue to rapidly innovate in order to continue to capture a larger market share of consumers who typically eat animal-based meats. Over time and subject to the duration, magnitude and effects of the COVID-19 pandemic, we expect these expenses to increase in absolute dollars, but to decrease as a percentage of net revenues as we continue to scale production volume.

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
Restructuring Expenses
In May 2017, management approved a plan to terminate an exclusive supply agreement with one of our co-manufacturers. See “Results of Operations—Three and Nine Months Ended September 26, 2020 Compared to Three and Nine Months Ended September 28, 2019—Restructuring Expenses” for a discussion of these expenses.
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

Results of Operations
The following table sets forth selected items in our condensed consolidated statements of operations for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net revenues	$94,436	$91,961	$304,848	$199,418
Cost of goods sold	68,908	59,178	207,978	133,123
Gross profit	25,528	32,783	96,870	66,295
Research and development expenses	8,278	5,951	20,488	14,661
Selling, general and administrative expenses	33,560	20,944	95,167	47,636
Restructuring expenses	2,146	2,319	6,028	3,560
Total operating expenses	43,984	29,214	121,683	65,857
(Loss) income from operations	$(18,456)	$3,569	$(24,813)	$438

The following table presents selected items in our condensed consolidated statements of operations as a percentage of net revenues for the periods presented:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	73.0	64.4	68.2	66.8
Gross profit	27.0	35.6	31.8	33.2
Research and development expenses	8.8	6.5	6.7	7.3
Selling, general and administrative expenses	35.5	22.8	31.2	23.9
Restructuring expenses	2.3	2.5	2.0	1.8
Total operating expenses	46.6	31.8	39.9	33.0
(Loss) income from operations	(19.5)%	3.9%	(8.1)%	0.2%

Three and Nine Months Ended September 26, 2020 Compared to Three and Nine Months Ended September 28, 2019
Net Revenues
Net revenues increased by $2.5 million, or 2.7%, and $105.4 million, or 52.9%, in the three and nine months ended September 26, 2020, respectively, as compared to the prior-year periods primarily due to an increase in volume sold, partially offset by lower net price per pound driven by our strategic investments in promotional activity intended to encourage greater consumer trial and adoption and, to a lesser extent, product mix shifts as larger-pack items carrying a lower net price per unit volume accounted for a greater proportion of our retail net revenues compared to the prior-year period. Growth in net revenues was primarily due to increased retail channel sales, resulting from distribution gains both domestically and abroad, higher sales velocities at existing retail customers, and contribution from new product introductions. The increase in retail channel sales was largely offset by a decline in foodservice channel sales as a result of the ongoing COVID-19 pandemic and the impact of widespread domestic and international stay-at-home orders, social distancing measures and various restrictions on commercial operations, resulting in the closure or limited operations of many of our foodservice customers.
The following table presents our net revenues by channel in the three months ended September 26, 2020 as compared to the prior-year period:

	Three Months Ended		Change
(in thousands)	September 26, 2020	September 28, 2019	Amount	%
U.S.:
Retail	$62,057	$44,170	$17,887	40.5%
Foodservice	16,325	18,359	(2,034)	(11.1)%
U.S. net revenues	78,382	62,529	15,853	25.4%
International:
Retail	7,975	6,295	1,680	26.7%
Foodservice	8,079	23,137	(15,058)	(65.1)%
International net revenues	16,054	29,432	(13,378)	(45.5)%
Net revenues	$94,436	$91,961	$2,475	2.7%

Net revenues from U.S. retail sales in the three months ended September 26, 2020 increased $17.9 million, or 40.5%, primarily due to increases in sales of Beyond Burger, Beyond Sausage and Beyond Beef.

Approximately 16% of the increase in U.S. retail sales was due to the introduction of Beyond Breakfast Sausage during the second quarter of 2020.
Net revenues from U.S. foodservice sales in the three months ended September 26, 2020 decreased $2.0 million, or 11.1%, primarily due to decreases in sales of Beyond Burger, Beyond Beef Crumble, Beyond Meatball and Beyond Sausage, primarily due to the impact of COVID-19, partially offset by an increase in sales of Beyond Breakfast Sausage. Our products were available at approximately 28,000 U.S. retail outlets and 42,000 U.S. foodservice outlets as of September 26, 2020.
Net revenues from international retail sales in the three months ended September 26, 2020 increased $1.7 million, or 26.7%, primarily due to increase in sales of Beyond Beef.
Net revenues from international foodservice sales in the three months ended September 26, 2020 decreased $15.1 million, or 65.1%, primarily due to the impact of COVID-19. Our products were available at approximately 52,000 international retail and foodservice outlets as of September 26, 2020.
The following table presents our net revenues by channel in the nine months ended September 26, 2020 as compared to the prior-year period:

	Nine Months Ended		Change
(in thousands)	September 26, 2020	September 28, 2019	Amount	%
U.S.:
Retail	$202,019	$94,162	$107,857	114.5%
Foodservice	45,442	43,697	1,745	4.0%
U.S. net revenues	247,461	137,859	109,602	79.5%
International:
Retail	23,499	10,002	13,497	134.9%
Foodservice	33,888	51,557	(17,669)	(34.3)%
International net revenues	57,387	61,559	(4,172)	(6.8)%
Net revenues	$304,848	$199,418	$105,430	52.9%

Net revenues from U.S. retail sales in the nine months ended September 26, 2020 increased $107.9 million, or 114.5%, primarily due to increases in sales of Beyond Beef, Beyond Burger, Beyond Sausage, and Beyond Beef Crumble. Approximately 5% of the increase in U.S. retail sales in the nine months ended September 26, 2020 was due to the introduction of Beyond Breakfast Sausage during the second quarter of 2020.
Net revenues from U.S. foodservice sales in the nine months ended September 26, 2020 increased $1.7 million, or 4.0%, primarily due to increases in sales of Beyond Breakfast Sausage and Beyond Beef, partially offset by decreases in sales of Beyond Burger, Beyond Beef Crumble and Beyond Meatball, primarily due to the impact of COVID-19.
Net revenues from international retail sales in the nine months ended September 26, 2020 increased $13.5 million, or 134.9%, primarily due to increases in sales of Beyond Beef and Beyond Sausage, partially offset by decreases in Beyond Breakfast Sausage, Beyond Burger, and Beyond Beef Crumble. Net revenues from international foodservice sales in the nine months ended September 26, 2020 decreased $17.7 million, or 34.3%, primarily due to the impact of COVID-19.

The following table presents consolidated volume of our products sold in pounds for the periods presented:

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	September 26, 2020	September 28, 2019	Amount	%	September 26, 2020	September 28, 2019	Amount	%
Volume of products sold:
U.S.:
Retail	11,089	7,622	3,467	45.5%	34,746	15,368	19,378	126.1%
Foodservice	2,636	3,085	(449)	(14.6)%	8,068	7,267	801	11.0%
International:
Retail	1,681	1,115	566	50.8%	4,391	1,639	2,752	167.9%
Foodservice	2,309	4,195	(1,886)	(45.0)%	7,079	10,077	(2,998)	(29.8)%
Volume of products sold	17,715	16,017	1,698	10.6%	54,284	34,351	19,933	58.0%

Cost of Goods Sold

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	September 26, 2020	September 28, 2019	Amount	%	September 26, 2020	September 28, 2019	Amount	%
Cost of goods sold	$68,908	$59,178	$9,730	16.4%	$207,978	$133,123	$74,855	56.2%

Cost of goods sold increased by $9.7 million, or 16.4%, to $68.9 million, in the three months ended September 26, 2020 as compared to the prior-year period. Cost of goods sold in the three months ended September 26, 2020 increased to 73.0% of net revenues from 64.4% of net revenues in the prior-year period. The increase in cost of goods sold during the three months ended September 26, 2020, was primarily due to increase in volume of products sold, lower absorption of fixed overhead costs as we scaled back production to reduce inventory levels and higher in-bound and internal shipping and handling costs. In addition, $1.8 million in costs attributable to COVID-19 from inventory write-offs and reserves associated with foodservice products determined to be unsalable and product repacking activities to repurpose certain foodservice inventory into retail products also contributed to the increase in cost of goods sold during the three months ended September 26, 2020.
Cost of goods sold increased by $74.9 million, or 56.2%, to $208.0 million, in the nine months ended September 26, 2020 as compared to the prior-year period. Cost of goods sold in the nine months ended September 26, 2020 increased to 68.2% of net revenues from 66.8% of net revenues in the prior-year period. The increase in cost of goods sold in the nine months ended September 26, 2020 was primarily due to the increase in volume of product sold, lower absorption of fixed overhead costs as we scaled back production to reduce inventory levels, increases in in-bound and internal shipping and handling costs and tolling fees. In addition, $7.7 million in costs attributable to COVID-19 from inventory write-offs and reserves associated with foodservice products determined to be unsalable and product repacking activities to repurpose certain foodservice inventory into retail products also contributed to the increase in cost of goods sold in the nine months ended September 26, 2020.

Gross Profit and Gross Margin

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	September 26, 2020	September 28, 2019	Amount	%	September 26, 2020	September 28, 2019	Amount	%
Gross profit	$25,528	$32,783	$(7,255)	(22.1)%	$96,870	$66,295	$30,575	46.1%
Gross margin	27.0%	35.6%	(860) bps	N/A	31.8%	33.2%	(140) bps	N/A

Gross profit in the three months ended September 26, 2020 was $25.5 million as compared to gross profit of $32.8 million in the prior-year period, a decline of $7.3 million. Gross margin in the three months ended September 26, 2020 declined to 27.0% from 35.6% in the prior-year period. The decline in gross profit and gross margin in the three months ended September 26, 2020 was primarily due to lower net price realization as a result of higher trade discounts and lower absorption of fixed overhead production costs as we scaled back production to reduce inventory levels. Gross profit and gross margin were also impacted by $1.8 million in costs attributable to COVID-19 including $1.1 million in inventory write-offs and reserves associated with foodservice products determined to be unsalable and $0.7 million in costs associated with product repacking activities driven by our efforts to repurpose certain foodservice inventory into retail products.
Gross profit in the nine months ended September 26, 2020 was $96.9 million as compared to gross profit of $66.3 million in the prior-year period, an improvement of $30.6 million. Gross margin in the nine months ended September 26, 2020 decreased to 31.8% from 33.2% in the prior-year period. The increase in gross profit was primarily due to the increase in volume of products sold in the retail channel, and variable cost and direct labor efficiencies, partially offset by higher trade discounts, repacking costs, and inventory write-offs and reserves associated with unsalable foodservice products attributable to COVID-19. The decrease in gross margin was primarily due to higher trade discounts and lower absorption of fixed overhead production costs as we scaled back production to reduce inventory levels. We include outbound shipping and handling costs within SG&A expenses. As a result, our gross profit and gross margin may not be comparable to other entities that present shipping and handling costs as a component of cost of goods sold.
Research and Development Expenses

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	September 26, 2020	September 28, 2019	Amount	%	September 26, 2020	September 28, 2019	Amount	%
Research and development expenses	$8,278	$5,951	$2,327	39.1%	$20,488	$14,661	$5,827	39.7%

Research and development expenses increased $2.3 million, or 39.1%, and $5.8 million, or 39.7%, in the three and nine months ended September 26, 2020, respectively, as compared to the prior-year periods. Research and development expenses increased to 8.8% of net revenues in the three months ended September 26, 2020 from 6.5% of net revenues in the prior-year period, and declined to 6.7% of net revenues in the nine months ended September 26, 2020, from 7.3% of net revenues in the prior-year period. Research and development expenses in the three and nine months ended September 26, 2020 increased primarily due to a 95% increase in headcount, higher scale-up expenses and higher depreciation and amortization expense compared to the prior-year periods.

SG&A Expenses

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	September 26, 2020	September 28, 2019	Amount	%	September 26, 2020	September 28, 2019	Amount	%
Selling, general and administrative expenses	$33,560	$20,944	$12,616	60.2%	$95,167	$47,636	$47,531	99.8%

SG&A expenses increased $12.6 million, or 60.2%, in the three months ended September 26, 2020. SG&A expenses increased to 35.5% of net revenues in the three months ended September 26, 2020, from 22.8% of net revenues in the prior-year period. The increase was primarily due to $4.1 million in higher marketing-related expenses, $3.8 million in higher share-based compensation expense, $2.2 million in higher salaries and related expenses resulting from higher headcount, $1.7 million in higher legal expenses and $0.6 million in higher general insurance costs.
SG&A expenses increased $47.5 million, or 99.8%, in the nine months ended September 26, 2020. SG&A expenses increased to 31.2% of net revenues in the nine months ended September 26, 2020, from 23.9% of net revenues in the prior-year period. The increase was primarily due to $13.9 million in higher share-based compensation expense, $10.4 million in higher salaries and related expenses resulting from higher headcount, $9.7 million in higher marketing-related expenses, $3.6 million in higher legal expenses, $2.7 million in higher expense related to product donations for our Feed A Million+ campaign attributable to COVID-19 relief efforts, $2.6 million in higher broker and distributor commissions, $2.0 million in higher general insurance costs and $1.3 million in higher public company-related expenses. The increase in share-based compensation expense in the three and nine months ended September 26, 2020 was primarily due to appreciation in our stock price as well as substantially higher staffing levels versus the prior-year periods.
Restructuring Expenses
As a result of the termination in May 2017 of an exclusive supply agreement with one of our co- manufacturers due to non-performance under the agreement, we recorded restructuring expenses of $2.1 million and $2.3 million in the three months ended September 26, 2020 and September 28, 2019, respectively, and $6.0 million and $3.6 million in the nine months ended September 26, 2020 and September 28, 2019, respectively. The restructuring expenses were primarily related to legal and other expenses associated with the dispute. The amount incurred in the nine months ended September 26, 2020 includes transition costs associated with our substitution of legal counsel during the first quarter of 2020. As of September 26, 2020 and December 31, 2019, there were $1.1 million in accrued and unpaid restructuring expenses. We continue to incur legal fees and other costs in connection with our ongoing efforts to resolve this dispute. See Note 3, Restructuring, to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and Legal Proceedings in Part II, Item 1 of this report.
Total Other Expense (Income)
Total other expense, net in the three months ended September 26, 2020 of $0.8 million consisted primarily of interest expense on our debt balances. Total other income of $0.5 million in the prior-year period consisted primarily of $1.4 million in interest income partially offset by $0.9 million in interest expense on our debt balances.
Total other expense, net in the nine months ended September 26, 2020 of $2.8 million consisted primarily of interest expense on our debt balances and loss on extinguishment of debt, partially offset by interest income.

Total other expense in the prior-year period of $12.4 million consisted primarily of expense associated with the remeasurement of our warrant liability and interest on our debt balances partially offset by interest income.
(Loss) Income from Operations
Loss from operations in the three months ended September 26, 2020 was $18.5 million compared to income from operations of $3.6 million in the prior-year period. Loss from operations in the nine months ended September 26, 2020 was $24.8 million compared to income from operations of $0.4 million in the prior-year period. The decrease in income from operations in the three and nine months ended September 26, 2020 was driven by the year-over-year increase in cost of goods sold, higher operating expenses from increased personnel levels to support our long-term growth, increases in our marketing initiatives, higher share-based compensation expense, investments in international expansion and continued investments in innovation. The decrease in income from operations in the nine months ended September 26, 2020 was also due to product donation costs related to our COVID-19 relief campaign and higher restructuring expenses. In the nine months ended September 26, 2020, the increase in operating expenses was partially offset by the increase in gross profit.
Net Loss
Net loss was $19.3 million and $27.7 million in the three and nine months ended September 26, 2020, respectively, compared to net income of $4.1 million and net loss of $12.0 million in the prior-year periods. The increase in net loss during the three months ended September 26, 2020 was due to lower gross profit and higher operating expenses compared to the prior-year period. The increase in net loss during the nine months ended September 26, 2020 was due to higher operating expenses partially offset by higher gross profit. During the three months ended September 26, 2020, net loss included $1.8 million in costs attributable to COVID-19 including inventory write-offs and reserves associated with foodservice products determined to be unsalable and costs associated with product repacking activities. During the nine months ended September 26, 2020, net loss included $10.4 million in costs attributable to COVID-19 including $6.6 million in costs associated with product repacking activities, $1.1 million in inventory write-offs and reserves associated with foodservice products determined to be unsalable and $2.7 million in product donation costs related to our COVID-19 relief efforts, and $1.5 million of debt extinguishment costs associated with our refinanced credit arrangements.

Non-GAAP Financial Measures
We use the non-GAAP financial measures set forth below in assessing our operating performance and in our financial communications. Management believes these non-GAAP financial measures provide useful additional information to investors about current trends in our operations and are useful for period-over-period comparisons of operations. In addition, management uses these non-GAAP financial measures to assess operating performance and for business planning purposes. Management also believes these measures are widely used by investors, securities analysts, rating agencies and other parties in evaluating companies in our industry as a measure of our operational performance. These non-GAAP financial measures should not be considered in isolation or as a substitute for the comparable GAAP measures. In addition, these non-GAAP financial measures may not be computed in the same manner as similarly titled measures used by other companies.

“Adjusted EBITDA” is defined as net (loss) income adjusted to exclude, when applicable, income tax expense (benefit), interest expense, depreciation and amortization expense, restructuring expenses, share-based compensation expense, expenses attributable to COVID-19, remeasurement of our warrant liability, and Other, net, including interest income, loss on extinguishment of debt and foreign currency transaction gains and losses.

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
•Adjusted EBITDA does not reflect Other, net, including investment income, loss on extinguishment of debt and foreign currency transaction gains and losses, that may increase or decrease cash available to us; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net (loss) income, as reported (unaudited):

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net (loss) income, as reported	$(19,285)	$4,099	$(27,675)	$(11,991)
Income tax expense	55	—	70	21
Interest expense	689	855	1,963	2,329
Depreciation and amortization expense	3,421	2,023	9,276	5,980
Restructuring expenses(1)	2,146	2,319	6,028	3,560
Share-based compensation expense	6,842	3,129	20,377	5,807
Expenses attributable to COVID-19(2)	1,761	—	10,418	—
Remeasurement of warrant liability	—	—	—	12,503
Other, net(3)	85	(1,385)	829	(2,424)
Adjusted EBITDA	$(4,286)	$11,040	$21,286	$15,785
Net (loss) income as a % of net revenues	(20.4)%	4.5%	(9.1)%	(6.0)%
Adjusted EBITDA as a % of net revenues	(4.5)%	12.0%	7.0%	7.9%
____________

(1)	Primarily comprised of legal and other expenses associated with the dispute with a co-manufacturer with whom an exclusive supply agreement was terminated in May 2017.
(2)
Comprised of $1.8 million in costs attributable to COVID-19, consisting of $1.1 million in inventory write-offs and reserves associated with foodservice products determined to be unsalable and $0.7 million in repacking costs in the three months ended September 26, 2020, and $10.4 million in costs attributable to COVID-19 consisting of $1.1 million in inventory write-offs and reserves associated with foodservice products determined to be unsalable, $6.6 million in repacking costs and $2.7 million in product donation costs related to our COVID-19 relief efforts in the nine months ended September 26, 2020. Expenses attributable to COVID-19 in the nine months ended September 26, 2020 include $1.2 million in product donation costs related to our COVID-19 relief efforts in the first quarter of 2020, which were not previously included in our Adjusted EBITDA calculation for the three months ended March 28, 2020 as these were deemed immaterial to our first quarter 2020 financial results. Given the significant increase in COVID-19-related expenses in the second and third quarters of 2020, and to facilitate better comparison from period to period, management determined that it was appropriate to recast its previous first quarter 2020 Adjusted EBITDA calculation to include these costs.

(3)	Includes $1.5 million in loss on extinguishment of debt in the nine months ended September 26, 2020.

Liquidity and Capital Resources
Revolving Credit Facility
On April 21, 2020, we entered into a $150 million five-year secured revolving credit agreement (“2020 Credit Agreement”) by and among the Company, the lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as the administrative agent (the “Administrative Agent”). JPMorgan Chase Bank, N.A. and Silicon Valley Bank acted as joint bookrunners and joint lead arrangers under the 2020 Credit Agreement. The 2020 Credit Agreement includes an accordion feature for up to an additional $200 million. We incurred debt issuance costs, net of amortization, of $1.1 million in the nine months ended September 26, 2020 in connection with the new revolving credit facility. The revolving credit facility matures on April 21, 2025. See Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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
As of September 26, 2020, we had outstanding borrowings of $50.0 million and $100.0 million in excess availability (excluding the accordion feature) under the revolving credit facility (subject to limitations in order to comply with our quarterly financial maintenance covenants). The interest rate on outstanding borrowings at September 26, 2020 was 3.5%. We were in compliance with the financial covenants in the 2020 Credit Agreement for the fiscal quarter ended September 26, 2020.
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
As of September 26, 2020, we had $214.6 million in cash and cash equivalents. We believe that our cash and cash equivalents, cash flow from operating activities and available borrowings under our 2020 Credit Agreement will be sufficient to fund our working capital and meet our anticipated capital requirements for the next 12 months. Additionally, we may also raise funds by issuing debt or equity securities. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including the impact of the COVID-19 global pandemic; the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; the expenses associated with our marketing initiatives; our investment in manufacturing and facilities to expand our manufacturing and production capacity; the costs required to fund domestic and international growth; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us, including the costs associated with our current litigation with a former co-manufacturer, the putative class action cases recently brought against us, and the shareholder derivative lawsuits putatively brought on our behalf; the expenses needed to attract and retain skilled personnel; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
Cash Flows
In the nine months ended September 26, 2020, approximately $90.6 million in aggregate expenditures to purchase inventory and property, plant and equipment were funded by net borrowings (after extinguishing prior credit facilities) of $17.8 million, $61.2 million of existing cash, and approximately $11.6 million from other operating, investing and financing activities.
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated.

	Nine Months Ended
(in thousands)	September 26, 2020	September 28, 2019
Cash (used in) provided by:
Operating activities	$(42,737)	$(18,339)
Investing activities	$(39,746)	$(17,153)
Financing activities	$21,279	$293,672
Net Cash Used in Operating Activities
In the nine months ended September 26, 2020, we incurred a net loss of $27.7 million. The primary reason for net cash used in operating activities of $42.7 million was $48.2 million in net cash outflows from changes in our operating assets and liabilities, primarily due to the increase in raw materials inventory resulting from pea protein isolate received pursuant to agreed upon delivery schedules to meet our anticipated product demand. The cash outflows from increase in inventory were partially offset by the increase in accounts payable. Net loss in the nine months ended September 26, 2020, included $33.2 million in non-cash expenses primarily comprised of share-based compensation expense and depreciation and amortization expense.
In the nine months ended September 28, 2019, we incurred a net loss of $12.0 million. The primary reason for net cash used in operating activities of $18.3 million was $30.8 million in net cash outflows from changes in our operating assets and liabilities, primarily due to increases in accounts receivable and inventory. Net loss in the nine months ended September 28, 2019, included $24.4 million in non-cash expenses comprised of change in warrant liability, depreciation and amortization expense, and share-based compensation expense.
Depreciation and amortization expense was $9.3 million and $6.0 million in the nine months ended September 26, 2020 and September 28, 2019, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our growth and investment in property, plant and equipment.
In the nine months ended September 26, 2020, net cash used in investing activities was $39.7 million and consisted of $38.0 million in cash outflows for purchases of property, plant and equipment, primarily driven by continued investments in production equipment and facilities related to our capacity expansion initiatives and international expansion, including the acquisition of a manufacturing facility in Europe located in Enschede, the Netherlands, which is expected to be operational by the end of 2020, and $2.3 million in cash outflows related to property, plant and equipment purchased for sale to co-manufacturers partially offset by $0.6 million in cash received from co-manufacturers for equipment purchases.
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
Net Cash Provided by Financing Activities
In the nine months ended September 26, 2020, net cash provided by financing activities was $21.3 million primarily from net borrowings (after extinguishing prior credit facilities) of $17.8 million on our revolving credit facility and $6.5 million in proceeds from stock option exercises, partially offset by debt issuance costs of $1.2 million associated with our new revolving credit facility, debt extinguishment costs of $1.2 million associated with our refinanced credit arrangements, $1.7 million in payments of minimum withholding taxes on net share settlement of equity awards, and payments under finance lease obligations.
In the nine months ended September 28, 2019, net cash provided by financing activities was $293.7 million primarily as a result of $254.9 million in net proceeds from our IPO, net of issuance costs, $37.9 million in net proceeds to us from the Secondary Offering, net of issuance costs and $0.9 million in proceeds from stock option exercises, partially offset by $31,000 in payments under capital lease obligations.

Contractual Obligations and Commitments
There have been no significant changes during the nine months ended September 26, 2020 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the 2019 10-K, other than the following:
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
As part of this adoption, we elected to not record operating lease right-of-use assets or operating lease liabilities for leases with an initial term of 12 months or less. We elected to separate the lease and non-lease components on all new or modified operating leases for the co-manufacturing class of assets for the purpose of recording operating lease right-of-use assets and operating lease liabilities and to combine lease and non-lease components on all new or modified operating leases into a single lease component for all other classes of assets. Short-term lease payments for the three and nine months ended September 26, 2020 totaled $0.1 million and $0.3 million, respectively.
As of September 26, 2020, we had recorded $13.7 million in operating lease right-of-use assets, $2.5 million in current operating lease liabilities and $11.4 million in operating lease liabilities, net of current portion.
During the nine months ended September 26, 2020, we amended two operating leases for our manufacturing facilities in Columbia, Missouri, one to extend the lease term by two years and another to include land adjacent to the facility upon which the landlord will construct a parking lot. We also assumed an operating lease under which we are leasing certain real property and a building consisting of approximately 142,317 square feet in Columbia, Missouri, for a term expiring on April 30, 2023 with no renewal options. See Note 4, Leases, to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
China Investment and Lease Agreement
On September 22, 2020, we and BYND JX entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX has agreed to make certain investments in the JXEDZ in two phases of development and we have agreed to guarantee certain repayment obligations of BYND JX under such agreement. During Phase 1, the Company has agreed to invest $10.0 million in the JXEDZ through an intercompany investment in BYND JX and BYND JX has agreed to lease a facility in the JXEDZ for a minimum of two (2) years. In connection with such agreement, BYND JX entered into a factory leasing contract as of September 11, 2020 with an affiliate of the JX Committee, pursuant to which BYND JX has agreed to lease and renovate a facility in the JXEDZ for a minimum of two (2) years. In the event that the Company and BYND JX determine, in their sole discretion, to proceed with the Phase 2 development in the JXEDZ, BYND JX has agreed in the first stage of Phase 2 to invest $30.0 million to acquire the land use right to a state-owned land plot in the JXEDZ to conduct development and construction of a new production facility. Following the first stage of Phase 2, the Company and BYND JX may determine, in their sole discretion, to permit BYND JX to invest an additional $10.0 million to obtain a second state-owned land plot in the JXEDZ in order to construct an additional facility thereon. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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
As of September 26, 2020, we had committed to purchase pea protein inventory totaling $177.5 million, approximately $36.9 million in the remainder of 2020, $82.1 million in 2021, and $58.5 million in 2022. In addition, as of September 26, 2020, we had approximately $19.3 million in purchase order commitments for capital expenditures primarily to purchase machinery and equipment. Payments for these purchases will be due within twelve months. We intend to use cash from operations to fund these purchase commitments.

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
There have been no material changes in our critical accounting policies during the three months ended September 26, 2020, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2019 10-K other than as described in Note 2, Summary of Significant Accounting Policies, to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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
We are subject to interest rate risk in connection with our borrowings under credit facilities. Borrowings under the 2020 Credit Agreement bear interest, at the Company’s option, calculated according to an Alternate Base Rate or LIBO Rate, as the case may be, plus an applicable margin. Until the delivery to the Administrative Agent of the Company’s consolidated financial information for the fiscal quarter ended September 26, 2020, the applicable margin was 1.5% per annum for Alternate Base Rate loans and 2.5% per annum for LIBO Rate loans. Thereafter, the applicable margin for Alternate Base Rate loans will range from 1.25% to 1.75% per annum, and the applicable margin for LIBO Rate loans will range from 2.25% to 2.75% per annum, in each case, based on the Company’s total leverage ratio at the end of each quarter. In addition, we are required to pay an unused commitment fee of 0.375% per annum, which shall accrue at the applicable rate on the daily amount of the undrawn portion of the commitment of each Lender, and fees relating to the issuance of letters of credit.
As of September 26, 2020, we had outstanding borrowings of $50.0 million and $100.0 million in excess availability (excluding the accordion feature) under the revolving credit facility (subject to limitations in order to comply with our quarterly financial maintenance covenants). The interest rate on outstanding borrowings at September 26, 2020 was 3.5%. Based on the average interest rate on our 2020 Credit Agreement and to the extent that borrowings were outstanding, we do not believe that a 1.0% change in the interest rate would have a material effect on our results of operations or financial condition.
Ingredient Risk
We are exposed to risk related to the price and availability of our ingredients because our profitability is dependent on, among other things, our ability to anticipate and react to raw material and food costs. Currently, the main ingredient in our products is pea protein, which is sourced from peas grown in the United States, France and Canada. The prices of pea protein and other ingredients we use are subject to many factors beyond our control, such as the number and size of farms that grow yellow peas, the vagaries of these farming businesses, including poor harvests due to adverse weather conditions, natural disasters and pestilence, and changes in national and world economic conditions, including as a result of the COVID-19 pandemic. In addition, we purchase some ingredients and other materials offshore, and the price and availability of such ingredients and materials may be affected by political events or other conditions in these countries or tariffs or trade wars.
During the three and nine months ended September 26, 2020, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $0.8 million and $2.4 million, respectively, or a decrease of approximately $0.8 million and $2.4 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials. In the nine months ended September 26, 2020, we entered into a multi-year sales agreement with Roquette for the supply of pea protein. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location's functional currency. Our foreign entities use their local currency as the functional currency. For these entities, we translate net assets into U.S. dollars at period end exchange rates, while revenue and expense accounts are translated at average exchange rates prevailing during the periods being reported. Resulting currency translation adjustments are included in accumulated other comprehensive income and foreign currency transaction gains and losses are included in other, net. Transaction gains and losses on long-term intra-entity transactions are recorded as a component of other comprehensive income. Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations.
Unrealized translation gains, net of tax, reported as cumulative translation adjustments through other comprehensive income were $0.5 million as of September 26, 2020. Foreign currency transaction (losses) gains included in other, net were $(15,000) and $0.1 million during the three and nine months ended September 26, 2020, respectively.
Sensitivity to foreign currency exchange rates was not material as of September 26, 2020 and December 31, 2019.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Securities Related Litigation
On January 30, 2020, Larry Tran, a purported shareholder of Beyond Meat, filed a putative securities class action lawsuit in the United States District Court for the Central District of California against Beyond Meat and two of our executive officers, our President and CEO, Ethan Brown, and our Chief Financial Officer and Treasurer, Mark Nelson. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and is premised on allegedly false or misleading statements, and alleged non-disclosure of material facts, related to our public disclosures regarding our ongoing litigation with Don Lee Farms during the proposed class period of May 2, 2019 to January 27, 2020. The Court appointed a lead plaintiff and lead counsel on May 18, 2020, and a First Amended Complaint (“FAC”) was filed on July 1, 2020. The FAC names the same defendants, proposes the same class period, and similarly asserts claims under Sections 10(b) and 20(a) of the Exchange Act premised on allegedly false or misleading statements, and alleged non-disclosure of material facts, related to the Company’s public disclosures regarding the Company’s ongoing litigation with Don Lee Farms. We filed a motion to dismiss on behalf of all defendants on July 31, 2020. On October 8, 2020, the Court entered an opinion and order granting defendants’ motion to dismiss with leave to amend. Plaintiffs did not file an amended complaint by the deadline set by the Court. As a result, on October 27, 2020, the Court entered an order dismissing the action with prejudice, except for the class allegations of absent putative class members, which were dismissed without prejudice. The dismissal is final pending appeal. We believe the claims are without merit and intend to vigorously defend all claims asserted.
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
On June 17, 2020, James Janolek, a purported shareholder of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court of the District of Delaware, putatively on behalf of the Company, against two of the Company’s executive officers, the Company’s President and CEO, Ethan Brown, and the Company’s Chief Financial Officer and Treasurer, Mark Nelson, and each of the Company’s directors, including one former director, who signed the Company’s initial public offering registration statement. The lawsuit asserts claims under Sections 14(a) and 20(a) of the Exchange Act, claims of breaches of fiduciary duty as directors and/or officers of Beyond Meat, and claims of unjust enrichment and waste of corporate assets, all relating to the Company’s ongoing litigation with Don Lee Farms, related actions taken by Beyond Meat and the named individuals during the period of May 2, 2019 to June 17, 2020. On July 10, 2020, the Court entered an order staying all proceedings in the derivative action until (1) the securities class action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2) any motion to dismiss the securities class action is denied in whole or in part. On July 10, 2020, the Court entered an order administratively closing the derivative case based on the stay order. On November 9, 2020, Plaintiff filed a Notice of Voluntary Dismissal without prejudice and without costs or attorney fees to either party. Based on the early stages of this matter, the Company is unable to estimate potential losses, if any, related to this lawsuit.

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
Risks Related to Our Business, Our Brand, and Our Products

The COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business, and such impacts have had, and are expected to continue to have a material adverse impact on our business, results of operations, financial condition and cash flows.
The global spread and unprecedented impact of the ongoing COVID-19 pandemic continues to create significant volatility, uncertainty and economic disruption. The pandemic has led governments and other authorities around the world to implement significant measures intended to control the spread of the virus, including shelter-in-place orders, social distancing measures, business closures or restrictions on operations, quarantines, travel bans, and restrictions and multi-step policies with the goal of re-opening these markets. While some of these restrictions have been lifted or eased in many jurisdictions as the rates of COVID-19 infections have decreased or stabilized, a resurgence of the pandemic in some markets has slowed, halted or reversed the reopening process altogether. Most recently, as the number of COVID cases has dramatically spiked in parts of the United States and European Union, certain jurisdictions have reinstated restrictive measures, including, among other things, restaurant and bar closures or prohibitions on indoor dining, shelter-in-place orders and limitations on social gatherings. If COVID-19 infection trends continue to reverse and the pandemic intensifies and expands geographically, its negative impacts on our business, particularly on our net revenues in our foodservice channel, our operating expenses, gross profit and gross margin, and our sales could be more prolonged and may become more severe. Even if not required by governments and other authorities, companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions, reducing operating hours, imposing operating restrictions and temporarily closing businesses. These continuing restrictions, and future prevention, mitigation measures, and multi-step reopening policies imposed by governments and companies, are likely to continue to have an adverse impact on global economic conditions and consumer confidence and spending (including as a result of lower discretionary income due to unemployment or reduced or limited work as a result of measures taken in response to the pandemic), which has had, and is expected to continue to have, a material adverse impact on the demand for our products, particularly in our foodservice channel, and could materially adversely affect the supply of our products. Sustained market turmoil and business disruption due to the COVID-19 pandemic have negatively impacted and are expected to continue to negatively impact our business, results of operations, financial condition and cash flows.
The COVID-19 pandemic has impacted our business operations and customer and consumer demand. The governors of many states, as well as certain governments abroad, have temporarily closed bars and restaurants or limited or prohibited indoor dining, and limited the operations of many of our foodservice customers. Although certain of these restrictions have begun to be lifted pursuant to multi-step reopening plans and carve-outs to these restrictions to allow for carry-out and delivery have enabled certain of our customers to continue to generate business, we experienced a significant deterioration in sales to foodservice customers as domestic and international stay-at-home orders became and remained more widespread. For example, in the three months ended June 27, 2020 and March 28, 2020, we generated total foodservice channel net revenues of $13.7 million and $41.2 million, respectively, a decrease of 66.7%. For the three months ended September 26, 2020, we generated total foodservice revenue of $24.4 million compared to $41.5 million in the prior year period, a decrease of 41.2%. Such closures or scaled back operations have also resulted in delays in tests or launches of our products among our foodservice customers and negatively impacted the rate of our growth. Even after these restrictions are lifted, demand from our foodservice customers may continue to be negatively impacted due to continuing consumer concerns regarding the risk of COVID-19 transmission, decreased consumer confidence and spending, and changes in consumer habits, among other things. Additionally, such restrictions have been and may continue to be re-implemented as transmission rates of the COVID-19 virus have increased in numerous jurisdictions, particularly in the United States and European Union. The environment remains highly uncertain and it is unclear how long it will take for foodservice demand to return to pre-pandemic levels, if at all. We expect revenues in our foodservice channel will continue to be significantly negatively impacted through at least the remainder of 2020, and likely into 2021.
While we initially experienced an increase in retail demand during the second quarter as consumers shifted toward more at-home consumption, the level of retail demand meaningfully slowed during the third quarter. For example, for the three months ended September 26, 2020 and June 27, 2020, we generated retail channel net revenues of $70.0 million and $99.6 million, respectively, a decrease of 29.7%. As COVID-19 rates surge in numerous regions of the world, the environment is continuously evolving and remains highly uncertain. It is, therefore, difficult to predict retail demand levels going forward. Additionally, we could suffer product inventory losses or markdowns and lost revenue in the event of the loss or a shutdown of a major supplier, co-manufacturer or distributor, disruption of our distribution network, or decreased consumer confidence and spending. We also have been providing heavier discounting on some of our products in response to the pandemic. Although these actions are intended to build brand awareness and increase consumer trials of our products, they have and are likely to continue to have a negative to impact on our gross profit and gross margin in the near term. While we have experienced an increase in demand in our retail channel since the pandemic began, such increased sale levels did not fully offset the decline in sales to foodservice customers in the third quarter of 2020. We expect that retail channel sales levels likely will not fully offset the decline in sales to foodservice customers while COVID-19 restrictions remain in effect and potentially beyond.
We source ingredients from multiple suppliers around the world. Currently, the principal ingredient in most of our products is pea protein. Given that we scaled back our production in response to the COVID-19 pandemic and to reduce our existing finished goods and work in process inventory levels, we have seen an increase in our pea protein stocks. However, in light of the expected shelf life of our pea protein raw materials, we do not believe there is a risk of inventory obsolescence of these raw materials at this time. The impact of COVID-19 on any of our suppliers, co-manufacturers, distributors or transportation or logistics providers, including problems with their respective businesses, finances, labor matters (including illness or absenteeism in workforce), ability to import raw materials, product quality issues, costs, production, insurance and reputation, may negatively affect the price and availability of our ingredients and/or packaging materials and impact our supply chain.If the disruptions caused by COVID-19 continue for an extended period of time or there are one or more resurgences of COVID-19, our ability to meet the demands of our customers may be materially impacted.

Additionally, we operate two production facilities in Columbia, Missouri where we produce our woven protein. We also operate our Manhattan Beach Project Innovation Center, where our teams of scientists and engineers work to create new products and make improvements to existing products. Subsequent to the quarter ended September 26, 2020, on October 30, 2020, we acquired certain assets including land, building, vehicles, machinery and equipment, and certain workforce from one of our former co-manufacturers. We intend to use this manufacturing facility for the production of our finished goods. We have implemented and continue to practice a series of physical distancing and hygienic practices at these facilities. If we are forced to make further modifications, scale back hours of production or close these facilities in response to the pandemic, we expect our business, results of operations, financial condition and cash flows would be materially adversely affected. Moreover, we have transitioned a significant subset of our office-based employee population to a remote work environment in an effort to mitigate the spread of COVID-19, which may exacerbate certain risks to our business, including cybersecurity attacks and risk of phishing due to an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers). In the event that an employee tests positive for COVID-19, we may have to temporarily close one or more of our facilities for cleaning and/or quarantine one or more employees, which could negatively impact our financial results.

Part of our growth strategy includes increasing the number of international customers and expanding into additional geographies. For example, we have announced several new partnerships in China. We are also exploring adding co-manufacturing partners and production facilities abroad, including in Asia. The timing and success of our international expansion with respect to customers, co-manufacturing partners and/or production facilities, especially in China and other parts of Asia, may be negatively impacted by COVID-19, which could impede our anticipated growth.

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

The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Furthermore, the uncertainty created by COVID-19 significantly increases the difficulty in forecasting operating results and of strategic planning. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, the pandemic has had and may continue to have a material adverse impact on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock. The impact of COVID-19 may also heighten other risks discussed in Part I, Item 1A, “Risk Factors” in our 2019 Form 10-K, and Part II, Item 1A, “Risk Factors” and “Note Regarding Forward-Looking Statements” included in this report.

Risks Related to Legal Proceedings

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
Securities Related Litigation
On January 30, 2020, Larry Tran, a purported shareholder of Beyond Meat, filed a putative securities class action lawsuit in the United States District Court for the Central District of California against Beyond Meat and two of our executive officers, our President and CEO, Ethan Brown, and our Chief Financial Officer and Treasurer, Mark Nelson. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act and is premised on allegedly false or misleading statements, and alleged non-disclosure of material facts, related to our public disclosures regarding our ongoing litigation with Don Lee Farms during the proposed class period of May 2, 2019 to January 27, 2020. The Court appointed a lead plaintiff and lead counsel on May 18, 2020, and a First Amended Complaint (“FAC”) was filed on July 1, 2020. The FAC names the same defendants, proposes the same class period, and similarly asserts claims under Sections 10(b) and 20(a) of the Exchange Act premised on allegedly false or misleading statements, and alleged non-disclosure of material facts, related to our public disclosures regarding our ongoing litigation with Don Lee Farms. We filed a motion to dismiss on behalf of all defendants on July 31, 2020. On October 8, 2020, the Court entered an opinion and order granting defendants’ motion to dismiss with leave to amend. Plaintiffs did not file an amended complaint by the deadline set by the Court. As a result, on October 27, 2020, the Court entered an order dismissing the action with prejudice, except for the class allegations of absent putative class members, which were dismissed without prejudice. The dismissal is final pending appeal. We believe the claims are without merit and intend to vigorously defend all claims asserted.
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
On June 17, 2020, James Janolek, purported shareholder of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court of the District of Delaware, putatively on behalf of the Company, against two of our executive officers, our President and CEO, Ethan Brown, and our Chief Financial Officer and Treasurer, Mark Nelson, and each of our directors, including one former director, who signed our initial public offering registration statement. The lawsuit asserts claims under Sections 14(a) and 20(a) of the Exchange Act, claims of breaches of fiduciary duty as directors and/or officers of Beyond Meat, and claims of unjust enrichment and waste of corporate assets, all relating to our ongoing litigation with Don Lee Farms, related actions taken by Beyond Meat and the named individuals during the period of May 2, 2019 to June 17, 2020. On July 10, 2020, the Court entered an order staying all proceedings in the derivative action until (1) the securities class action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2)

any motion to dismiss the securities class action is denied in whole or in part. On July 10, 2020, the Court entered an order administratively closing the derivative case based on the stay order. On November 9, 2020, Plaintiff filed a Notice of Voluntary Dismissal without prejudice and without costs or attorney fees to either party. Based on the early stages of this matter, we are unable to estimate potential losses, if any, related to this lawsuit.
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
Risks Related to Our Indebtedness, Financial Position, and Need for Additional Capital

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
Risks Related to Our Industry, Regulatory Requirements and Other Legal Compliance Matters

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
In Europe, the Agriculture Committee of the European Parliament proposed in May 2019 to reserve the use of “meat” and meat-related terms and names for products that are manufactured from the edible parts of animals. In October 2020, the European Parliament rejected the adoption of this provision. In the absence of European Union legislation, Member States remain free to establish national restrictions on meat-related names. In June 2020, France adopted a prohibition on using names to indicate foodstuffs of animal origin to describe, market, or promote foodstuffs containing vegetable proteins. An implementing decree will be adopted late 2020 to define e.g. the sanctions in case of non-compliance. We do not believe that the new French bill complies with the laws of the European Union, in particular the principle of free movement of goods. We also note that this prohibition has not been appropriately notified to the European Commission, and that as a result the prohibition is in principle non-enforceable. Should regulatory authorities take action with respect to the use of the term “meat” or similar terms, such that we are unable to use those terms with respect to our plant-based products, we could be subject to enforcement action or recall of our products marketed with these terms, we may be required to modify our marketing strategy, or require us to identify our products as “imitation” in our product labels, and our business, prospects, results of operations or financial condition could be adversely affected. Competitors may also try to bring legal action against us. In late September 2020, three meat trade associations announced that they had initiated a lawsuit against a French plant-based meat company for unfair competition and violating the prohibition on meaty names of June 2020. To the best of our knowledge, the lawsuit has not been filed yet.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	10-Q	6/12/2019	3.1
3.2	Amended and Restated Bylaws.	10-Q	6/12/2019	3.2
4.1	Form of Common Stock Certificate.	S-1/A	3/27/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated as of October 5, 2018, by and among the Registrant and the other parties thereto.	S-1	11/16/2018	4.2
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 2020 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Preferred Stock and Stockholders' Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

BEYOND MEAT, INC.

Date:	November 9, 2020	By:	/s/ Ethan Brown
Ethan Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2020	By:	/s/ Mark J. Nelson
Mark J. Nelson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)