Form 10-K
period 2020-12-31
BEYOND MEAT, INC.
filed 2021-03-01
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒     No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).         Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of June 26, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of the registrant’s common stock as reported on the Nasdaq Global Select Market on such date, was $8.3 billion.
As of February 26, 2021, the registrant had 62,940,338 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2020 are incorporated herein by reference in Part III where indicated.

Note Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties concerning the business, products and financial results of Beyond Meat, Inc. (including its subsidiaries unless the context otherwise requires, “Beyond Meat,” “we,” “us,” “our” or the “Company”). We have based these forward-looking statements largely on our current opinions, expectations, beliefs, plans, objectives, assumptions and projections about future events and financial trends affecting the operating results and financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
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
•the success of operations conducted by joint ventures, such as The PLANeT Partnership, LLC with PepsiCo, Inc., where we share ownership and management of a company with one or more parties who may not have the same goals, strategies or priorities as we do and where we do not receive all of the financial benefit;
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
i

•our ability to accurately forecast demand for our products and manage our inventory;
•variations in product selling prices and costs, and the mix of products sold;
•our ability to successfully enter new geographic markets, manage our international expansion and comply with any applicable laws and regulations, including risks associated with doing business in foreign countries, substantial investments in our manufacturing operations in China and the Netherlands, and our ability to comply with the U.S. Foreign Corrupt Practices Act (“FCPA”) or other anti-corruption laws;
•the effects of global outbreaks of pandemics or contagious diseases or fear of such outbreaks, such as COVID-19;
•the success of our marketing initiatives and the ability to grow brand awareness, maintain, protect and enhance our brand, attract and retain new customers and grow our market share;
•our ability to attract, maintain and effectively expand our relationships with key strategic foodservice partners;
•our ability to attract and retain our suppliers, distributors, co-manufacturers and customers;
•our ability to procure sufficient high-quality raw materials to manufacture our products;
•the availability of pea and other protein that meets our standards;
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
•the attraction, training and retention of qualified employees and key personnel and our ability to maintain our company culture as we continue to grow;
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

•our ability to meet our obligations under our campus headquarters lease, the timing of occupancy and completion of the build-out of our space, cost overruns and the impact of COVID-19 on our space demands;
•changes in laws and government regulation affecting our business, including the U.S. Food and Drug Administration (“FDA”) and the U.S. Federal Trade Commission (“FTC”) governmental regulation, and state, local and foreign regulation;
•new or pending legislation, or changes in laws, regulations or policies of governmental agencies or regulators, both in the U.S. and abroad, affecting plant-based meat, the labeling or naming of our products, or our brand name or logo;
•the financial condition of, and our relationships with our suppliers, co-manufacturers, distributors, retailers, and foodservice customers and their future decisions regarding their relationships with us;
•our ability and the ability of our suppliers and co-manufacturers to comply with food safety, environmental or other laws or regulations;
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
•the impact of tariffs and trade wars;
•foreign exchange rate fluctuations; and
•the risks discussed in Part I, Item 1A, “Risk Factors,” and elsewhere in this report, and those discussed in other documents we file from time to time with the Securities and Exchange Commission (“SEC”).
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
This report also contains estimates and other statistical data obtained from independent parties and by us relating to market size and growth and other data about our industry and ultimate consumers. The number of retail and foodservice outlets are derived from data through December 31, 2020. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates and data.
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

PART I
ITEM 1. BUSINESS.
Overview
Beyond Meat is one of the fastest growing food companies in the United States, offering a portfolio of revolutionary plant-based meats. We build meat directly from plants, an innovation that enables consumers to experience the taste, texture and other sensory attributes of popular animal-based meat products while enjoying the nutritional and environmental benefits of eating our plant-based meat products. Our brand commitment, “Eat What You Love,” represents a strong belief that there is a better way to feed our future and that the positive choices we all make, no matter how small, can have a great impact on our personal health and the health of our planet. By shifting from animal-based meat to plant-based meat, we can positively impact four growing global issues: human health, climate change, constraints on natural resources and animal welfare. The success of our breakthrough innovation model and products has allowed us to appeal to a broad range of consumers, including those who typically eat animal-based meats, positioning us to compete directly in the $1.4 trillion global meat industry.
To capture this broad market opportunity, we have developed three core plant-based product platforms that align with the largest meat categories globally: beef, pork and poultry. The primary components of animal-based meat—amino acids, lipids, carbohydrates, trace minerals and water—are not exclusive to animals and are plentiful in plants. We create our plant-based products using proprietary scientific processes that determine the architecture of the animal-based meat we are seeking to replicate and then we assemble it using plant-derived amino acids, lipids, carbohydrates, trace minerals and water. We are focused on continuously improving our products so that they are, to the human sensory system, indistinguishable from their animal-based counterparts.
Our flagship product is the Beyond Burger, the world’s first 100% plant-based burger merchandised in the meat case of grocery stores in the United States. The Beyond Burger is designed to look, cook and taste like a traditional beef burger. We also sell a range of other plant-based meat products, including Beyond Sausage, Beyond Beef, Beyond Meatballs, Beyond Breakfast Sausage Patties, Beyond Breakfast Sausage Links, Beyond Beef Crumbles and Beyond Italian Sausage Crumbles. All of our products are made from simple ingredients without GMOs, bioengineered ingredients, hormones, antibiotics or cholesterol. With the exception of certain Beyond Beef Crumbles which are not certified Kosher, all of our products are certified Kosher and Halal. As of December 31, 2020, our products were available at approximately 122,000 retail and foodservice outlets in more than 80 countries worldwide, across mainstream grocery, mass merchandiser, club, convenience store, and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools. To make plant-based meat accessible to more consumers, in August 2020, we launched an e-commerce site and began offering our products direct to consumers in bulk packs, mixed product bundles, limited-time offers and trial packs.
Research, development and innovation are core elements of our business strategy, and we believe they represent a critical competitive advantage for us. Through our Beyond Meat Rapid and Relentless Innovation Program, our team of scientists and engineers focuses on making continuous improvements to our existing product formulations and developing new products across our plant-based beef, pork and poultry platforms. Our state-of-the-art Manhattan Beach Project Innovation Center in El Segundo, California brings together leading scientists from chemistry, biology, material science, food science and biophysics disciplines who work together with process engineers and culinary specialists to pursue our vision of perfectly building plant-based meat.
Net revenues increased to $406.8 million in 2020 from $297.9 million in 2019 and $87.9 million in 2018, representing a 115% compound annual growth rate. We have generated losses since inception. Net loss in 2020, 2019 and 2018 was $52.8 million, $12.4 million and $29.9 million, respectively, as we invested in innovation and growth of our business.
The COVID-19 pandemic has had, and we expect will continue to have certain negative impacts on our business. We have experienced a significant slowdown in our foodservice channel since the latter half of March

2020 as various regions around the world implemented stay-at-home orders, social distancing measures and various restrictions on commercial operations, resulting in the closure or limited operations of many of our foodservice customers. Such closures or scaled back operations have also resulted in delays in tests or launches of our products among our foodservice customers and negatively impacted the rate of our growth. We continue to partner with our quick service restaurant (“QSR”) and foodservice customers during this challenging environment by offering promotional programs to many of our foodservice partners to allow them to offer our products to consumers at reduced price points or on other promotional terms. For 2020, foodservice channel net revenues were $106.2 million as compared to $153.1 million in 2019.
This decline in foodservice channel net revenues was fully offset by the increase in retail channel net revenues in 2020 as consumers shifted toward more at-home consumption. In response to this increase in retail demand, we re-purposed and re-routed a portion of our foodservice inventory into retail SKUs and introduced Cookout Classic value packs. We also offered promotional and reduced pricing to certain of our retail customers and higher trade discounts to encourage greater consumer trial and adoption of our products. For 2020, retail channel net revenues were $300.6 million as compared to $144.8 million in 2019.
The change in mix of our distribution channels has been significant since the start of the COVID-19 pandemic, which is likely to continue to cause fluctuation in our quarterly results pending its duration, magnitude and effects. It is challenging to estimate the extent of the adverse impact of the COVID-19 pandemic on our results of operations, due to continued uncertainty regarding the duration, magnitude and effects of the COVID-19 pandemic (including any resurgences), impact of new COVID-19 variants, rollout of the COVID-19 vaccines and the public’s willingness to receive them, potential supply chain or manufacturing disruptions, and the magnitude of reduced customer traffic at our foodservice customers, or the extent to which this reduction may be offset by increased retail demand, or increasing consumer awareness of the benefits of plant-based meat products.
Our Mission
We are a mission-driven business with long-standing core values. We strive to operate in an honest, socially responsible and environmentally sustainable manner and are committed to help solve the major health and global environmental issues which we believe are caused in part by an animal-based protein diet and existing industrial livestock production. We believe our authentic and long-standing commitment to these causes better positions us to build loyalty and trust with current consumers and helps attract new ones. Our corporate culture embodies these values and, as a result, we enjoy a highly motivated and skilled work force committed to our mission and our enterprise.
The Beyond Meat Strategic Difference
•Unique Approach to the Product
We employ a revolutionary and unique approach to create our products, with a goal of delivering the same satisfying taste, aroma and texture as the animal-based meats we seek to replicate. In our Manhattan Beach Project Innovation Center, our scientists and engineers work to continuously improve our products to replicate the sensory experience of animal-based meat. Through our investment in innovation, we continue to grow our product portfolio, including Beyond Breakfast Sausage Patties, Cookout Classic value packs, Beyond Meatballs and Beyond Breakfast Sausage Links, which were introduced in 2020. In 2021, we plan to introduce two new versions of the Beyond Burger in the U.S. designed to meet consumers’ growing demand for plant-based proteins that deliver on both taste and nutrition, while offering more choices for consumers. Each product is designed to not only closely replicate the taste and sensory experience of its animal protein equivalent, but to also provide the nutritional and environmental benefits of plant-based meat.
We start by analyzing the composition and design of relevant animal-based meats at the molecular and structural level. The primary components, other than water, comprising animal-based meats are amino acids, lipids, carbohydrates and trace minerals, which are not exclusive to animals and are present in abundance in plants. The amino acids that form the proteins which represent the muscle of animal-based meat can be sourced from plants. We use proteins primarily extracted from yellow peas, as well as mung beans, faba beans, brown rice and other plant stock, through a physical process to separate protein and fiber. We then apply heating, cooling and pressure at rapid and varied intervals to weave the protein into a fibrous structure to create woven protein. Once we have the woven protein, we then add the remaining ingredients, such as water, lipids, carbohydrates, flavor, color, trace minerals and vitamins.
We operate approximately 90,000 square feet of production space in two facilities in Columbia, Missouri where we produce our woven protein. This woven protein is then converted according to our formulas and specifications into a packaged product at our own facilities or by our network of co-manufacturers. Our proprietary blends of flavor systems and binding systems are also assembled in our facilities in Columbia, Missouri and shipped to our other facilities or to our co-manufacturers. In the second quarter of 2020, we acquired a manufacturing facility located in Enschede, the Netherlands, where we will produce our woven protein for shipment to local co-manufacturers, with commercial trial runs expected to begin in the second quarter of 2021. In addition, in 2020, we commenced improvements, with initial production expected to start in the first quarter of 2021, at a leased facility in China where we will produce our woven protein and house end-to-end production. This capital efficient production model, which relies primarily on co-manufacturers, allows us to scale more quickly to service the rapidly increasing demand for our products.
•Unique Approach to the Market
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
Reflecting the strength and value of the Beyond Meat brand to its partners, many of our foodservice customers choose to prominently feature our brand name on their menu and within item descriptions, in addition to displaying Beyond Meat branded signage throughout the venue. We believe that we have established our brand as one with “halo” benefits to our partners as evidenced by the speed of adoption by strategic partners. Our foodservice channel not only functions as a form of paid trial for our products, helping to drive additional retail demand, but also creates even greater brand awareness for Beyond Meat through the on-menu and in-store publicity we receive.
•Unique Approach to Our Brand
Our mission is to create nutritious plant-based meats that taste delicious and deliver a consumer experience that is indistinguishable from that provided by animal-based meats. We believe our brand commitment, “Eat What You Love,” encourages consumers to eat more, not less, of the traditional dishes they enjoy by using our products, while feeling great about the health, sustainability and animal welfare benefits associated with consuming plant-based protein. Our approach of bringing to market the best innovations each year is a strategy that engages the consumer and provides feedback from which we iterate and improve. This approach is one of the reasons we worked for and obtained Non-GMO Project Verified certification for all of our current U.S. retail products.
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

We launched the Go Beyond marketing campaign in February 2019, which seeks to mobilize our ambassadors to help raise brand awareness and make our products aspirational. In 2020, as part of this campaign, we launched our What if We all Go Beyond? brand anthem, inviting consumers to see how over time through small changes, such as what we put at the center of our plates, there can be a meaningful collective impact on human health and the health of our planet. Additionally, in response to the COVID-19 pandemic, in the second quarter of 2020 we undertook our Feed A Million+ campaign, where we, with the support of our brand ambassadors and other partners, donated and distributed more than one million Beyond Burgers and nourishing meals at no cost to food banks, healthcare workers, frontline responders and communities in need across the country. We are focused on continuing to scale the Go Beyond campaign to new levels globally, using celebrity activation to welcome consumers to the brand, define the category and remain its leader.
Our Industry and Market Opportunity
We operate in the large and global meat industry, which is comprised of fresh and packaged animal-based meats for human consumption. According to data from Fitch Solutions Macro Research, the meat industry is the largest category in food and in 2017 generated estimated sales across retail and foodservice channels of approximately $270 billion in the United States and approximately $1.4 trillion globally. We believe our revenue growth will allow us to capture an increased share of the broader U.S. meat category, supported by a number of key drivers, including the authentic comparability and sensory experience of our products to their animal-based meat equivalents, continued mainstream acceptance of our products with the traditional animal-based meat consumer, heightened consumer awareness of the role that food and nutrition, particularly plant-based foods, play in long-term health and wellness, and growing concerns related to the negative environmental and animal-welfare impacts of animal-based meat consumption. As a market leader in the plant-based meat category, we believe we are well-positioned to take advantage of and drive this category growth.
Our Competitive Strengths
We believe that the following strengths position us to generate growth and pursue our objective to become a leader in the global meat category.
•Dedicated Focus on Innovation
We invest significant resources in our innovation capabilities to develop plant-based meat alternatives to popular animal-based meat products. Our innovation team, comprised of over 170 scientists, engineers, researchers, technicians and chefs, as of December 31, 2020, has delivered several unique plant-based meat breakthroughs, as well as continuous improvements to existing products. We are able to leverage what we learn about taste, texture, aroma and appearance across our plant-based beef, pork and poultry platforms and apply this knowledge to each of our product offerings. In our Manhattan Beach Project Innovation Center, we have a strong pipeline of products in development, and can more rapidly transition our research from benchtop to scaled production. As our knowledge and expertise deepens, our pace of innovation is accelerating, allowing for reduced time between new product launches. We expect this faster pace of product introductions and meaningful enhancements to existing products to continue as we innovate within our core plant-based platforms of beef, pork and poultry.
•Brand Mission Aligned with Consumer Trends
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
•Product Portfolio Generates Significant Demand Across Channels
Growing sales of our products have helped us foster strong relationships in a relatively short period of time. We provide our retailers with exciting new products in the meat case, where innovation rarely occurs. Many of our retail customers have experienced increasing levels of velocity of our products, measured by units sold per month per store, as well as repeat purchases.
Our foodservice customers are excited by the opportunity to differentiate their menu offering and attract new customers by partnering with Beyond Meat, and are seeking new ways to further promote our product, for example through mass media advertising campaigns inclusive of TV, radio, out of home and digital channels. We believe our customers’ choice to feature Beyond Meat demonstrates the marketing power of our brand and overall consumer excitement for our product. This type of demand for our products has been a driving force in building strong ties with customers who have been continually impressed by the impact our brand can make on their business.
•Experienced and Passionate Executive Management Team
We are led by a proven and experienced executive management team. Prior to founding Beyond Meat, Ethan Brown, our President and Chief Executive Officer, spent over a decade in the clean energy industry working for hydrogen fuel cell leader, Ballard Power Systems, rising from an entry level manager to reporting directly to the Chief Executive Officer. Mr. Brown’s significant experience in clean tech, coupled with a natural appreciation for animal agriculture, led him to start a plant-based food company. Our executive management team plays an integral role in Beyond Meat’s success by instilling a culture committed to innovation, customer satisfaction and growth. Over time, we have grown our executive management team with carefully selected individuals who possess substantial industry experience and share our core values. The other members of our executive management team have broad industry experience, including at both consumer packaged goods companies and high growth businesses. We believe this blend of talent gives us tremendous insights and capabilities to create demand and fulfill it in a scalable, profitable and sustainable way.
Our Growth Strategy
•Pursue Top-line Growth Across our Distribution Channels
Subject to the ultimate duration, magnitude and effects of the COVID-19 pandemic, we believe there is a significant opportunity over time to continue to expand Beyond Meat beyond our retail and foodservice footprint of approximately 122,000 outlets in more than 80 countries worldwide as of December 31, 2020 through distribution expansion, continued innovation and commercialization of new products, and increased penetration across channels. We believe increased distribution will lead to growing consumer awareness and demand for nutritious, convenient and high protein plant-based foods, leading to an increase in the overall size of the plant-based protein category as more consumers shift their diets away from animal-based proteins.
We have developed a strategy to pursue growth within the following distribution channels:
• Retail: We plan to continue to grow our sales within U.S. retail by focusing on increasing market share, household penetration, repeat buying rates and purchase frequency, sales velocity and new product introductions. In March 2019, we introduced Beyond Beef, which is designed to have the meaty taste and texture and replicate the versatility of ground beef. In May 2019, we began selling the Beyond Burger in retail stores across Canada. In June 2019, we introduced the new Beyond Burger and Beyond Beef at retailers across the U.S. In March 2020, we introduced Beyond Breakfast Sausage Patties in classic and spicy flavors. In June 2020, we introduced Cookout Classic, our plant-based burger patties in value packs. In September 2020, we introduced Beyond Meatballs. In October 2020, we introduced Beyond Breakfast Sausage Links. As of December 31, 2020, our products were available in approximately 28,000 retail outlets in the United States and 34,000 retail outlets internationally.

• Foodservice: We plan to continue to expand our network of foodservice partners, including large full service restaurant (“FSR”) and QSR customers in the United States and abroad, with increased penetration across this channel reflecting a desire by the foodservice establishments to add plant-based products to their menus and to highlight these offerings. Through enhanced marketing efforts we intend to continue to build our brand, amplify our value proposition around taste, health and sustainability, serve as a best-in-class partner to strategic and other QSR customers to support product development and category management, and drive consumer adoption of our products. As of December 31, 2020, our products were available in approximately 42,000 foodservice outlets in the United States and 18,000 foodservice outlets internationally.
• International: We believe there is significant demand for our products globally in retail and foodservice channels and expect to increase production and expand third-party partnerships in 2021 to increase the availability and speed with which we can get our products to customers internationally. As of December 31, 2020, our products were available in approximately 52,000 international retail and foodservice outlets. We have established and seek to establish additional relationships with distributors across channels globally.
•Invest in Infrastructure and Capabilities
We are committed to prioritizing investment in our infrastructure and capabilities in order to support our strategic expansion plans. As a fast-growing company, we are making significant investments in hiring the best people, maximizing our supply chain capabilities, investing in innovation, sales and marketing, and optimizing our systems in order to establish a sustainable market-leading position for the long-term future.
We continue to unlock additional capacity both domestically and internationally. In the second quarter of 2020, we acquired our first manufacturing facility in Europe located in Enschede, the Netherlands. This facility completed operational testing of dry blend production in late 2020 and is expected to begin commercial trial runs in the second quarter of 2021. We also announced the official opening of a new co-manufacturing facility, built by our distributor in the Netherlands, to be used for Beyond Meat production. In the third quarter of 2020, we and our subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd. (“BYND JX”) entered into an investment agreement and related factory leasing contract to design and develop manufacturing facilities in the Jiaxing Economic & Technological Development Zone to manufacture plant-based meat products under the Beyond Meat brand in China. Renovations in the leased facility commenced at the end of 2020 with trial production expected in the first quarter of 2021 and full-scale end-to-end production expected by the end of the second quarter of 2021. In the fourth quarter of 2020, we acquired certain assets including land, building, manufacturing equipment and assembled workforce from one of our former co-manufacturers primarily for finished goods manufacturing. We are using this manufacturing facility primarily for the production of our finished goods.
We are continually reviewing opportunities to increase and/or leverage manufacturing capacity across our network, identifying opportunities to increase overall equipment effectiveness, and identifying opportunities to leverage our internal manufacturing and co-manufacturers for new products to give us flexibility. We are also investing in new technology to drive higher yield and/or flexibility to better adjust our capacity to our customer demands.
•Expand Our Product Offerings
The successes of our products have confirmed our belief that there is significant demand for additional plant-based meat products. We intend to strengthen our product offerings by improving the formulations for our existing portfolio of products and by creating new products that expand the portfolio. We are continually refining our products to improve their taste, texture, aroma and appearance. In addition, we are committed to increasing our investment in research and development to continue to innovate within our core plant-based platforms of beef, pork and poultry to create exciting new product lines and improve the formulations for our existing portfolio of products. New product launches in 2020 included Beyond Breakfast Sausage Patties, Cookout Classic value packs, Beyond Meatballs and Beyond Breakfast Sausage Links. We also announced that in 2021 we will be debuting a new Beyond Burger platform that will include two new burger patties, one of which will provide 35% less saturated fat than 80/20 beef, while the other will represent our most nutritious patty yet with 55% less saturated fat than 80/20 beef. Both new burgers are expected to have the same taste profile, have lower overall fat and fewer calories than 80/20 beef, and have B vitamins and minerals comparable to the micronutrient profile of beef.
•Continue to Grow Our Brand
We intend to continue to develop our brand and increase awareness of Beyond Meat. We plan on highlighting our “Go Beyond” message and the global benefits that come with eating our products. We also plan to continue to create relevant content with our network of celebrities, influencers and brand ambassadors, who have successfully built significant brand awareness for us by supporting our mission and products and incorporating Beyond Meat into their daily lifestyle. Subject to the ultimate duration, magnitude and effects of the COVID-19 pandemic, we also intend to expand our field marketing efforts to sample products directly with consumers in stores and at relevant events.
Our Products
We sell a range of plant-based products across the three core platforms of beef, pork and poultry. They are offered in ready-to-cook and ready-to-heat formats. All of our products are made from simple ingredients without GMOs, bioengineered ingredients, hormones, antibiotics or cholesterol. With the exception of certain Beyond Beef Crumbles which are not certified Kosher, all our products are certified Kosher and Halal. All of our products are also lower in saturated fats than their animal-based equivalents. We are focused on making them nutritionally dense, with minimal negative attributes.
Beyond Burger: The Beyond Burger, our flagship product, was our first product merchandised in the meat case of grocery stores in the United States. The Beyond Burger is designed to look, cook and taste like an 80/20 ground beef burger. It is made from a blend of pea, mung bean and rice proteins. The Beyond Burger’s primary source of protein comes from peas, providing 20 grams of protein, and has no soy, gluten or GMOs. In 2021, we plan to introduce two new versions of the Beyond Burger in the U.S. designed to meet consumers’ growing demand for plant-based proteins that deliver on both taste and nutrition, while offering more choices for consumers. In June 2020, in response to COVID-19, we launched our Cookout Classic value packs, a limited edition offering with 10 plant-based burgers per carton available in the frozen meat aisle, made from a blend of pea and rice proteins, providing 18 grams of protein per serving.
Beyond Beef: Beyond Beef is designed to have the meaty taste and texture of ground beef and replicate the versatility of ground beef. It has 35% less saturated fat than 80/20 beef or five grams per four-ounce serving. Like animal-based ground beef, Beyond Beef can be used in a variety of dishes, such as tacos and meatballs, and is sold to our foodservice partners for use in menu items such as pizza toppings. It is made from a blend of pea, mung bean and rice proteins, and has no soy, gluten or GMOs.
Beyond Sausage: Beyond Sausage is designed to look, cook and taste like a pork sausage. Beyond Sausage is made from a blend of pea, rice and faba bean proteins. Beyond Sausage’s primary source of protein comes from peas, providing 16 grams of protein and three grams of fiber per serving, and has no soy, gluten or GMOs. Beyond Sausage currently comes in three flavors: Brat Original, Hot Italian and Sweet Italian.
Beyond Breakfast Sausage: Beyond Breakfast Sausage Patties and Beyond Breakfast Sausage Links are designed to replicate a classic pork breakfast sausage patty or link. Beyond Breakfast Sausage is made from a blend of pea and rice proteins and seasoned with savory herbs and spices. Beyond Breakfast Sausage Patties provide 11 grams of plant-based protein per serving, while Beyond Breakfast Sausage Links provide 8 grams of plant-based protein per serving. Each has no soy, gluten or GMOs. Beyond Breakfast Sausage Patties were available in our foodservice channel as of December 31, 2019, and were launched in U.S. retail in classic and spicy flavors in March 2020. Beyond Sausage Links were launched in U.S. retail in October 2020.
Beyond Meatballs: Beyond Meatballs are pre-formed and designed to replicate ground beef or pork meatballs. Beyond Meatballs are made from a blend of peas and brown rice. They provide 19 grams of protein per serving, and have no soy, gluten or GMOs. Beyond Meatballs were launched in U.S. retail in September 2020.

Beyond Beef Crumbles. Beyond Beef Crumbles are ready-to-heat products designed to look and satisfy like minced or ground beef. Beyond Beef Crumbles’ primary source of protein comes from peas, providing 14 grams of protein per serving, and has no soy, gluten or GMOs. Beyond Beef Crumbles currently come in two flavors for retail: Beefy and Feisty. The four flavors available for foodservice are Plain, Beefy, Feisty and Italian Sausage.
Customers and Distributors
•Retail and Foodservice
Since the success of the Beyond Burger, we have created a strong presence at leading food retailers across the United States and abroad. As of December 31, 2020, our products were available in approximately 28,000 retail outlets in the United States and 34,000 retail outlets internationally. Retail channel net revenues in 2020 increased $155.8 million, or 107.6%, as compared to the prior year.
As of December 31, 2020, our products were available in approximately 42,000 foodservice outlets in the United States and 18,000 foodservice outlets internationally. We have experienced a significant slowdown in our foodservice channel since the latter half of March 2020 due to the COVID-19 pandemic. Nonetheless, we remain focused on expanding our partnerships with foodservice customers over time, including large FSR and QSR customers in the United States and abroad. Foodservice channel net revenues in 2020 decreased $46.9 million, or 30.6%, as compared to the prior year primarily as a result of the decline in foodservice sales due to the COVID-19 pandemic.
We sell to a variety of customers in the retail and foodservice channels throughout the United States and internationally primarily through distributors who purchase, store, sell and deliver our products. Because such distributors function in an intermediary role, we do not consider them to be direct customers. In addition, we sell directly to customers in the retail and foodservice channels who handle their own distribution. In the third quarter of 2020, we launched an e-commerce site to sell our products direct to consumers.
For 2020, Costco accounted for approximately 13% of our gross revenues. For 2019, DOT Foods, Inc. (“DOT”), and United Natural Foods, Inc. (“UNFI”), accounted for approximately 17% and 16% of our gross revenues, respectively. For 2018, UNFI, DOT and Sysco Merchandising and Supply Chain Services, Inc. accounted for approximately 32%, 21% and 13% of our gross revenues, respectively. No other distributor or customer accounted for more than 10% of our gross revenues in 2020, 2019 or 2018.
•International
We distribute our products internationally, using distributors. Our international net revenues, including net revenues from Canada, were approximately 20%, 33% and 20% of our net revenues in 2020, 2019 and 2018, respectively.
Our Supply Chain
•Sourcing and Suppliers
The principal ingredient used to manufacture our products is pea protein. We procure the raw materials for our woven protein from a number of different suppliers. Although most of the raw materials we require are typically readily available from multiple sources, we currently have a limited number of suppliers for the pea protein used in our products.
• Supply Agreements
We have a multi-year sales agreement with Roquette Frères (“Roquette”) for the supply of pea protein. The agreement expires on December 31, 2022; however it can be terminated after 18 months under certain circumstances. This agreement increases the amount of pea protein to be supplied by Roquette in each of 2020, 2021 and 2022 compared to the amount supplied 2019. The total annual amount that we purchase each year must be at least the minimum amount specified in the agreement, which totals in the aggregate $154.1 million over the term of the agreement.

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
We have multi-year supply agreements with these two suppliers of pea protein, as described above, we do not have long-term supply agreements with most of our other suppliers. However, we secure our supplies on a purchase order basis. As most of the raw materials we use in our flavors are readily available in the market from many suppliers, we believe that we can within a reasonable period of time make satisfactory alternative arrangements in the event of an interruption of supply from our vendors.
Manufacturing
As the first step in our manufacturing process a dry blend containing our plant protein is combined within our manufacturing facility. The dry blend then enters our extruder, where both water and steam are added. We then use a combination of heating, cooling and variations of pressure to weave together the proteins. The formed woven protein is used as the basis of all our products. Next, internally or through our co-manufacturers, we further process the woven protein by combining flavorings and other ingredients, after which the final packaged product is then shipped to distributors or direct to customers. In order to sustain the quality of our products, we have implemented a “define, measure, analyze, improve and control,” or DMAIC, approach to improve, optimize and stabilize our processes and design.
We depend on co-manufacturers for the manufacturing of some of our products. Our co-manufacturers are currently in various locations throughout the United States, as well as Canada and the Netherlands. We continue to explore establishing more of our own internal production facilities domestically and abroad to produce our woven proteins, blends of flavor systems and binding systems, and finished goods, while pursuing additional relationships with co-manufacturers as the business grows to take advantage of more competitive pricing and availability of our products.
Quality Control
In-process quality checks are performed throughout the manufacturing process, including temperature, physical dimensions and weight. We provide specific instructions to customers and consumers for storing and cooking our products. All products are transported and stored frozen. Frozen products such as Beyond Beef Crumbles and Beyond Breakfast Sausage Patties are intended to be prepared from their frozen state, with cooking instructions enclosed on all packaging.
Retail products sold in the meat case, such as the Beyond Burger, Beyond Sausage, Beyond Beef, Beyond Meatballs and Beyond Sausage Links are shipped to the customer frozen. The customer is provided instructions on ‘slacking,’ which is typically done by moving frozen food to a refrigerator to allow it to slowly and safely thaw before cooking. For this step, retailers must apply a “use by date” sticker to the packaging prior to sale.

Distribution
From our internal manufacturing or co-manufacturing facilities, products are transferred by third-party logistics providers to cold storage facilities or are directly shipped to the customer. International shipments are also handled by third-party logistics providers and in some instances are organized directly by the customer.
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
Sales and Marketing and Consumer Outreach
•Sales
As of December 31, 2020, our 36-person sales and commercial team is organized into four divisions, retail, foodservice, international and strategic partnerships. The sales team has an extensive range of experience from leading natural food, meat and plant-based protein companies. They work in close coordination with a national network of broker and distributor sales teams that gives us access to accounts across the United States and internationally, as well as directly with the purchasing teams of large retail and foodservice customers. We routinely offer sales discounts and promotions through various programs to our customers and consumers. These programs include rebates, temporary on shelf price reductions, buy-one-get-one-free programs, off invoice discounts, retailer advertisements, product coupons and other trade activities.
•Field Marketing Representatives
We have an active field marketing team that samples our products directly with consumers in stores and at relevant events. Our Beyond Meat food trucks support consumer sampling, content creation, as well as media, influencer and customer activation. In 2020, in light of the COVID-19 pandemic, our field marketing team fed frontline workers through our Feed A Million+ campaign and through food banks across the U.S.
•Digital Marketing and Social Media
The primary means by which we drive consumer awareness and interest in our products is via (i) social and digital media, (ii) PR, (iii) ambassador and influencer activations, (iv) customer media and (iv) strategic partnerships. We are fortunate to have partnered with a network of brand ambassadors and developed a strong following by celebrities from the worlds of sports and entertainment who share our core values. Their organic involvement and interest are helpful to promote our overall mission.
While we enjoy upward growth in our online marketing activities, we have historically done a relatively modest amount of paid targeting. We maintain a registered domain website at www.beyondmeat.com, which serves as the primary source of information regarding our products, as wells as foreign domains in certain countries. Our website is used as a platform to promote our products, provide news, share recipes, highlight nutritional facts and provide general information on where to purchase our products, whether retail or as served in an establishment.
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
• Facebook: We maintain a company Facebook page, which we use to facilitate consumer services, distribute brand information and news and publish videos and pictures promoting the brand. We also conduct regular contests and giveaways. As of December 31, 2020, we had over 440,000 Facebook followers.
• Instagram: We maintain an active company Instagram account, @beyondmeat, which we use to publish content related to our products and company in order to better connect with potential and existing consumers. We frequently publish news, celebrity promotion and content related to our activities. As of December 31, 2020, we had over 970,000 Instagram followers.
• Twitter: We maintain an active company Twitter account, @BeyondMeat, which we use to disseminate trending news and information, as well as to publish short format tips, tricks and shortcuts. We also regularly interact with our consumers. As of December 31, 2020, we had over 118,000 Twitter followers.
• LinkedIn: We maintain an active company LinkedIn account, which we use to disseminate news related to Beyond Meat and industry-related media and information. We use our LinkedIn account as a job board for individuals interested in working with us. As of December 31, 2020, we had more than 93,000 LinkedIn followers.
Competition
We operate in a highly competitive environment. We believe that we compete with both conventional animal-protein companies, such as Cargill, Hormel, JBS, Perdue Foods, Tyson and WH Group, and also plant-based protein brands, including brands affiliated with conventional animal-protein companies and other large food operators, such as Alpha Foods, Boca Foods (Kraft Heinz), Lightlife and Field Roast Grain Meat Co. (Maple Leaf Foods), Gardein (Conagra), Hungry Planet, Inc., Impossible Foods, Incogmeato/Morningstar Farms (Kellogg), Moving Mountains, Omn!pork (OmniFoods), Tofurky, Sweet Earth and Awesome Burger (Nestle’ S.A.), Pure Farmland by Smithfield Foods (WH Group), Raised & Rooted (Tyson), Happy Little Plants (Hormel), Sysco’s Simply Plant-Based Meatless Burger, Tattooed Chef, The Not Company, OZO (Planterra Foods/JBS) and Vegetarian Butcher (Unilever). Additionally, a number of U.S. and international companies are working on developing lab-grown or “clean meat,” an animal-protein product cultivated from cells taken from animals, which could have a similar appeal to consumers as plant-based products.
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
• access to major foodservice outlets and integration into menus;
• innovation; and
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
As of December 31, 2020, we employed over 170 scientists, engineers, researchers, technicians and chefs to help create the next generation of food for our consumers.
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
Subsequent to the year ended December 31, 2020, on January 25, 2021, we entered into The PLANeT Partnership, LLC, a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. We believe the joint venture will allow us to reach more consumers by entering new product categories and distribution channels, increasing accessibility to plant-based protein around the world.
Seasonality
Generally, we expect to experience greater demand for certain of our products during the summer grilling season. In 2020 the impact of the COVID-19 pandemic prevented us from identifying any seasonal impact. In each of 2019 and 2018, we experienced strong net revenue growth compared to the previous year, which masked this seasonal impact. As our business continues to grow, we expect to see additional seasonality effects, especially within our retail channel, with revenue contribution from this channel tending to be greater in the second and third quarters of the year.
Human Capital Resources
As of December 31, 2020, we had 700 full-time employees. Approximately 676 were employed in the U.S. and 24 were employed in foreign countries. None of our employees is represented by a labor union. We have never experienced a labor-related work stoppage.
Employee Health and Safety during COVID-19
The health and safety of our employees is a top priority for us. As a result, during COVID-19, we established a COVID-19 cross-functional task force that meets regularly and continually monitors and tracks relevant data including guidance from local, national and international health agencies. This task force works closely with our senior leadership team and is instrumental in making critical, timely decisions. In response to COVID-19, we have taken, and continue to take, the following safety measures to ensure the health and safety of our employees as well as the communities in which we operate:
• Allow employees to work remotely where feasible;
• Engaged an epidemiologist advisor to establish appropriate safety standards across all of our locations;
• Engaged an industrial hygienist to check the air quality and overall safety practices at our El Segundo offices;
• Implemented enhanced safety measures including mandatory face coverings, physical distance requirements, temperature checks, deep cleaning and disinfectant protocols, and hand sanitizing stations for employees continuing critical on-site work at all locations;
• Provide employee-wide training on COVID-19 safety measures;
• Reorganized the lay-out of our innovation lab in El Segundo to allow for increased social distancing;
• Implemented staggered shifts for employees continuing critical on-site work at all locations to allow for increased social distancing;
• Restrict company travel to essential business travel that requires prior multi-level approvals; and
• Provide free onsite weekly COVID-19 testing for all employees located at our El Segundo offices.

The task force is committed to continuing to communicate to our employees as more information is available to share and also continues to evaluate our operations in light of federal, state and local guidance, evolving data concerning COVID-19 and the best interests of our employees.
Diversity and Inclusion
We are committed to diversity and inclusion across all aspects of our company. We have developed a diversity and inclusion framework that is centered on minimizing subjectivity via data-driven decisions to reduce the risk of bias and ensure that everyone owns responsibility for inclusive behaviors and actions across the organization. We have established hiring principles that focus on our mission to hire people from diverse backgrounds who will add to our culture. We also provide diversity and inclusion education and training to all of our employees, in addition to providing our management with additional diversity training. In addition, we are actively working on our diversity and inclusion roadmap, which we plan to implement in 2021, that will be focused on 4 pillars: workplace inclusion, employee experience, inclusive brand and community.
Mission, Culture and Engagement
Everything we do is powered by our mission and core values and our corporate culture reflects that. As a result, we enjoy a highly motivated and skilled work force committed to our mission and our company. We believe we have a very unique culture which promotes employee engagement. Our employees are driven by our mission which promotes collaboration and innovation. We promote employee engagement by organizing various employee activities that are aligned with our mission, such as promoting employee participation in our partnership with the Gentle Barn to rescue farm animals and enhance our commitment to building a healthier planet, as well as our Feed A Million+ campaign where our ambassadors and employees were given the opportunity to nominate frontline workers they wanted to support with free meals provided by Beyond Meat. We continue to promote employee engagement during COVID-19 by organizing various virtual employee activities. We also conduct periodic employee engagement surveys to allow us to assess and improve employee retention and engagement.
Total Rewards and Pay Equity
We strive to attract and retain diverse, high caliber employees who raise the talent bar by offering competitive compensation and benefit packages, regardless of their gender, race or other personal characteristics. We regularly review and survey our compensation and benefit programs against the market to ensure we remain competitive in our hiring practices. We provide employee salaries that are competitive and consider factors such as an employee’s role and experience, the location of their job and their performance. We also review our compensation practices, both in terms of our overall workforce and individual employees, to ensure our pay is fair and equitable. In addition to our competitive salaries, in an effort to enhance our employees’ sense of participation in the company and to further align their interests with those of our stockholders, we offer equity packages to all of our salaried employees.
We also offer a variety of comprehensive medical benefits to our employees. In addition to medical benefits, we offer our employees dental and vision coverage, health savings and flexible spending accounts, paid time off, 18 paid company holidays, 16-week paid parental leave at 100% pay, bereavement leave, pet bereavement leave, employee assistance programs, a 401(k) retirement savings plan with company matching contributions, voluntary short-term and long-term disability insurance, and life insurance.

Development and Retention
We strive to hire, develop and retain talent that continuously raises the performance bar. We encourage, support and compensate our employees based on our philosophy of recognizing and rewarding exceptional performance. We achieve this by focusing on development, performance, goals and accomplishments in ongoing conversations with our employees. We believe that performance and development is an ongoing process in which all employees should be active participants. We recently rolled out a new performance acceleration program that focuses on setting quarterly goals that are aligned with the Company’s goals, giving and receiving feedback focused on goal progress, accomplishments and development, and the modification of individual actions to drive business results. This program is designed to incentivize and reward employee accountability and achievement of performance goals, while recognizing exceptional performance.
Trademarks and Other Intellectual Property
We own domestic and international trademarks and other proprietary rights that are important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are used in the regular course of trade and/or their registrations are properly maintained. Our primary trademarks include Beyond Meat, Beyond Burger, Beyond Beef, Beyond Sausage, Beyond Breakfast Sausage, Beyond Chicken, Beyond Fried Chicken, Beyond Meatball, the Caped Steer Logo, Go Beyond, Eat What You Love, The Cookout Classic, The Future of Protein, and The Future of Protein Beyond Meat and design, and are registered or pending trademarks of Beyond Meat, Inc. in the United States and, in some cases, in certain other countries. Our trademarks are valuable assets that reinforce the distinctiveness of our brand to our consumers. We have applied for or have trademark registrations internationally as well. We believe the protection of our trademarks, copyrights, patents, domain names, trade dress and trade secrets are important to our success.
We aggressively protect our intellectual property rights by relying on trademark, copyright, patent, trade dress and trade secret laws and through the domain name dispute resolution system. Our domain name is www.beyondmeat.com.
We believe our intellectual property has substantial value and has contributed significantly to our business. At December 31, 2020, we had one issued patent in the United States and one issued patent in the U.K., five pending patent applications in the United States and 13 pending international patent applications.
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
Government Regulation
Along with our co-manufacturers, brokers, distributors and ingredients and packaging suppliers, we are subject to extensive laws and regulations in the United States by federal, state and local government authorities and in Canada, the European Union, the United Kingdom, China and other jurisdictions by foreign authorities. In the United States, the primary federal agencies governing the manufacture, distribution, labeling and advertising of our products are the FDA and the FTC, and foreign regulatory authorities include Health

Canada or the Canadian Food Inspection Agency (“CFIA”) and the authorities of the EU or the EU member states. Under various federal statutes and implementing regulations and foreign requirements, these agencies, among other things, prescribe the requirements and establish the standards for quality and safety and regulate our product composition, ingredients, manufacturing, labeling and other marketing and advertising to consumers. Among other things, the facilities in which our products and ingredients are manufactured must register with the FDA and any other relevant authorities based on location, comply with current good manufacturing practices, or cGMPs, and comply with a range of food safety requirements established by and implemented under the Food Safety Modernization Act of 2011 and applicable foreign food safety and manufacturing requirements. Federal, state, and foreign regulators have the authority to inspect our facilities to evaluate compliance with applicable requirements. Federal, state, and foreign regulatory authorities also require that certain nutrition and product information appear on our product labels and, more generally, that our labels and labeling be truthful and non-misleading and that our marketing and advertising be truthful, non-misleading and not deceptive to consumers. We are also restricted from making certain types of claims about our products, including for example, in the United States, nutrient content claims, health claims, and claims regarding the effects of our products on any structure or function of the body, whether express or implied, unless we satisfy certain regulatory requirements.
In addition, the U.S. Department of Agriculture, or USDA, regulates certain categories of food products, including meat and poultry products. Although our plant-based products are not currently regulated by the USDA, in February 2018, the agency received a petition from industry requesting that it exclude products not derived from the tissue or flesh of animals that have been harvested in the traditional manner from being labeled and marketed as “meat,” and exclude products not derived from cattle born, raised and harvested in the traditional manner from being labeled and marketed as “beef.” The USDA has not yet responded substantively to this petition, but has indicated that the petition is being considered as a petition for a policy change under the USDA’s regulations. The United States Congress recently considered (but did not pass) federal legislation, called the Real MEAT Act, that could require changes to our product labeling and marketing, including identifying products as “imitation” meat products.
In addition to federal regulatory requirements in the United States, certain states impose their own manufacturing and labeling requirements. For example, every state in which our products are manufactured requires facility registration with the relevant state food safety agency, and those facilities are subject to state inspection as well as federal inspection. Further, states can impose state-specific labeling requirements. For example, in 2018, the state of Missouri passed a law that prohibits any person engaged in advertising, offering for sale, or sale of food products from misrepresenting products as meat that are not derived from harvested production livestock or poultry. The state of Missouri Department of Agriculture has clarified its interpretation that products which include prominent disclosure that the product is “made from plants,” or comparable disclosure such as through the use of the phrase “plant-based,” are not misrepresented under Missouri law. Additional states, including Mississippi, Louisiana and Oklahoma, have subsequently passed similar laws, and legislation that would impose additional requirements on plant-based meat products is currently pending in a number of other states. We believe that our products are manufactured and labeled in material compliance with all relevant state requirements, including the recent Missouri law, and pay close attention to any developments at the state or federal level that could apply to our products and our labeling claims.
We are also subject to the laws of Australia, Canada, Hong Kong, Israel, China, the European Union (and individual member countries) and the United Kingdom, among others, and requirements specific to those jurisdictions could impose additional manufacturing or labeling requirements or restrictions. For example, in Europe, the Agriculture Committee of the European Parliament proposed in May 2019 to reserve the use of “meat” and meat-related terms and names for products that are manufactured from the edible parts of animals. In October 2020, the European Parliament rejected the adoption of this provision. In the absence of European Union legislation, Member States remain free to establish national restrictions on meat-related names. In June 2020, France adopted a prohibition on using names to indicate foodstuffs of animal origin to describe, market, or promote foodstuffs containing vegetable proteins. An implementing decree will likely enter into force on July 1, 2021 to define e.g. the sanctions in case of non-compliance. We do not believe that the new French bill complies with the laws of the European Union, in particular the principle of free movement of goods. We also note that this prohibition has not been appropriately notified to the European Commission, and that as a result the prohibition is in principle non-enforceable. Beyond Meat is actively monitoring these developments, but if adopted, they may require it to change its labeling and advertising.
We are subject to labor and employment laws, laws governing advertising, privacy laws, anti-corruption laws, safety regulations and other laws, including consumer protection regulations that regulate retailers or govern the promotion and sale of merchandise. Our operations, and those of our co-manufacturers, distributors and suppliers, are subject to various laws and regulations relating to environmental protection and worker health and safety matters. We monitor changes in these laws and believe that we are in material compliance with applicable laws.
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
On January 14, 2020, we registered Beyond Meat EU B.V., in the Netherlands. On April 28, 2020, we registered Beyond Meat (Jiaxing) Food Co., Ltd. in the Zhejiang Province in China.
Subsequent to the year ended December 31, 2020, on January 25, 2021, we entered into The PLANeT Partnership, LLC, a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein.
Emerging Growth Company Status
Upon the completion of our IPO, we elected to be an Emerging Growth Company (“EGC”), as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). An EGC is defined as a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year. A company will retain its EGC status until the earlier of: (1) the last day of the fiscal year in which it exceeds $1.07 billion in annual gross revenues; (2) the last day of the fiscal year following the fifth anniversary of the date it first sold securities pursuant to an initial public offering registration statement; (3) the date on which the EGC has, within the previous three years, issued $1 billion of nonconvertible debt; or (4) the date it is deemed to be a large accelerated filer (an SEC registered company with a public float of at least $700 million).
Effective December 31, 2020, we lost our EGC status and are now categorized as a Large Accelerated Filer based upon the current market capitalization of the Company according to Rule 12b-2 of the Exchange Act. As a result, we must comply with all financial disclosure and governance requirements applicable to Large Accelerated Filers.

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
Investors and others should note that Beyond Meat routinely announces material information to investors and the marketplace using SEC filings, press releases, public conference calls, webcasts and the Beyond Meat Investor Relations website. We also intend to use certain social media channels as a means of disclosing information about us and our products to consumers, our customers, investors and the public (e.g., @BeyondMeat, #BeyondBurger and #GoBeyond on Facebook, Instagram and Twitter).  The information posted on social media channels is not incorporated by reference in this report or in any other report or document we file with the SEC. While not all of the information that the Company posts to the Beyond Meat Investor Relations website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, the Company encourages investors, the media, and others interested in Beyond Meat to review the information that it shares at the “Investors” link located at the bottom of our webpage at https://investors.beyondmeat.com/investor-relations and to sign up for and regularly follow our social media accounts. Users may automatically receive email alerts and other information about the Company when enrolling an email address by visiting "Request Email Alerts" in the "Investors" section of Beyond Meat’s website at www.investors.beyondmeat.com/investor-relations.
ITEM 1A. RISK FACTORS.
Risk Factor Summary
We are providing the following summary of the risk factors contained in this report to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors immediately following this summary as well as the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, before deciding whether to invest in shares of our common stock. The risks and uncertainties described in this report may not be the only ones we face. If any of the risks actually occurs, our business, financial condition, operating results, cash flows and prospects could be materially and adversely affected. In this case, the trading price of our common stock would likely decline and you might lose part or all of your investment in our common stock. These risks and uncertainties include, but are not limited to, the following:
•Risks Related to Our Business, such as, effects of the COVID-19 pandemic on our business; our history of losses and ability to achieve or sustain profitability; our ability to effectively expand our manufacturing operations and accurately forecast demand for our products; our reliance on a limited number of third-party suppliers and our ability to procure sufficient high quality raw materials; our limited number of distributors; consolidation of customers, loss of a significant customer or our inability to acquire new customers; loss of one or more of our co-manufacturers; damage or disruption at our manufacturing facilities and operational delays at our new manufacturing facilities; delays with the build out of our new corporate headquarters; failure to effectively manage our growth; difficulties expanding into new markets; slow revenue growth rates; revenue and earnings fluctuations; seasonal fluctuations; delays in product delivery by third-party transportation providers; failure to retain our senior management and attract and retain employees; use of professional employer organizations to employ our employees; disruptions in the worldwide economy; failure of recent and future acquisitions or investments to be efficiently integrated; and scrutiny from our stakeholders and institutional investors on our environmental, social and governance (“ESG”) practices.
•Risks Related to Our Products, such as, limited availability of pea protein that meets our standards; incidents of food safety and food-borne illnesses or advertising or product misbranding; reduction in sales of the Beyond Burger; failure to introduce new products or successfully improve existing products; our ability to accurately predict consumer taste preferences and respond quickly to new trends; and ingredient and packaging costs volatility.
•Risks Related to Our Industry and Brand, such as, increased competition in our market; harm to our brand or reputation due to real or perceived quality or health issues with our products; and failure to develop and maintain our brand.
•Risks Related to Our International Operations, such as, business, regulatory, political, financial and economic risks of doing business in China; and potential violations of the FCPA and other anti-corruption laws.
•Risks Related to Our Investments, such as, our manufacturing operations in China and the Netherlands; our ownership of real property; and participation in joint ventures.
•Risks Related to Our Intellectual Property, Information Technology, Cybersecurity and Privacy, such as, our ability to adequately protect our proprietary technology and intellectual property; our reliance on information technology systems; the occurrence of a cybersecurity incident or other technology disruptions or failure to comply with the laws and regulations relating to privacy and the protection of individual data.
•Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital, such as, failure to meet our significant lease obligations; restrictions on our operations due to our covenants in our revolving credit agreement; and failure to obtain additional financing to achieve our goals.
•Risks Related to the Environment, Climate and Weather, such as, a major natural disaster in areas where our facilities are located; and negative effects from climate change.
•Risks Related to Being a Public Company, such as, the effectiveness of our internal controls; limitations in our internal control system resulting in undetected errors or fraud; and the increased costs associated with complying with the requirements applicable to public companies.
•Risks Related to Ownership of Our Common Stock, such as, high volatility in our share price; reduction in our share price due to a substantial number of sales; decline in our share price and trading volume due to adverse or misleading opinions by securities or industry analysts regarding our business; no history of paying dividends or plans to pay dividends to our stockholders in the foreseeable future; provisions included in our charter documents to delay or prevent a change in control of our company; limitation of stockholders’ ability to obtain a favorable judicial forum for disputes due to the exclusive forum provision in our restated certificate of incorporation; and limitation of our ability to utilize our federal net operating loss and tax credit carryforwards.
•Risks Related to Regulatory and Legal Compliance Matters, Litigation and Legal Proceedings, such as, FDA compliance; legal claims, government investigations and other regulatory enforcement actions; compliance with international regulations; changes in existing laws or regulations or the adoption of new laws or regulations; failure by our suppliers of raw materials or co-manufacturers to comply with food safety, environmental or other laws or with the specifications and requirements of our products; and ongoing litigation or legal proceedings.

Risk Factors
Risks Related to Our Business
The COVID-19 pandemic has had, and we expect will continue to have, a material adverse impact on our business, results of operations, financial condition and cash flows.
The global spread and unprecedented impact of COVID-19 continues to create significant volatility, uncertainty and economic disruption. COVID-19 has led governments and other authorities around the world to implement significant measures intended to control the spread of the virus, including social distancing measures, business closures or restrictions on operations, quarantines and travel bans. While some of these restrictions have been lifted or eased in many jurisdictions as the rates of COVID-19 infections have decreased or stabilized, a resurgence of COVID-19 and the discovery of various new COVID-19 variants in some markets has slowed, halted or reversed the reopening process altogether.
On December 11, 2020, the FDA issued the first Emergency Use Authorization (“EUA”) for distribution of the COVID-19 vaccine developed by Pfizer. On December 18, 2020, the FDA issued another EUA for distribution of a second COVID-19 vaccine developed by Moderna. In addition, other COVID-19 vaccines have been approved for emergency use in other countries or are pending approval in the United States. While the rollout of vaccines is currently underway in the United States, we expect that it will take significant time before the vaccines are widely available on a significant scale. If there are delays in the rollout or administration of the COVID-19 vaccines, declines in the public's perception of the safety of the vaccines and their willingness to take the vaccines, or if COVID-19 and the new COVID-19 variant infection rates continue to increase, the negative impacts on our business, particularly on our foodservice channel net revenues, cash flows, operating expenses, gross profit and gross margin, and our sales could be more prolonged and may become more severe.
Even if not required by governments and other authorities, companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions, reducing operating hours, imposing operating restrictions and temporarily closing businesses. These continuing restrictions, and future prevention and mitigation measures, imposed by governments and companies, are likely to continue to have an adverse impact on global economic conditions and consumer confidence and spending (including as a result of lower discretionary income due to unemployment or reduced or limited work as a result of measures taken in response to the pandemic), which has had, and is expected to continue to have, a material adverse impact on the demand for our products, particularly in our foodservice channel, and could materially adversely affect the supply of our products. Sustained market turmoil and business disruption due to COVID-19 have negatively impacted and are expected to continue to negatively impact our business, results of operations, financial condition and cash flows.
Impact of COVID-19 on our foodservice channel

COVID-19 has impacted business operations and customer and consumer demand in our foodservice channel as restaurants and bars have been required to temporarily close or restrict indoor dining to limit the spread of COVID-19. Although certain of these restrictions have been lifted pursuant to multi-step reopening plans and exceptions to allow for carry-out and delivery have enabled certain of our customers to continue to generate business, we experienced a significant deterioration in sales to foodservice customers in 2020 due to the impacts of COVID-19. For example, for the year ended December 31, 2020, foodservice channel net revenues were $106.2 million compared to $153.1 million in the prior year. Closures or scaled back operations have also resulted in delays in tests or launches of our products among our foodservice customers and negatively impacted our growth rate. Even after these COVID-19 restrictions are lifted, demand from our foodservice customers may continue to be negatively impacted due to continuing consumer concerns regarding the risk of transmission of COVID-19 and the various COVID-19 variants, decreased consumer confidence and spending, and changes in consumer habits, among other things. The environment remains highly uncertain and it is unclear how long it will take for foodservice demand to return to pre-pandemic levels, if at all. We expect revenues in our foodservice channel will continue to be negatively impacted in 2021.

Impact of COVID-19 on our retail channel

While we initially experienced an increase in retail demand during the second quarter of 2020 as consumers shifted toward more at-home consumption, the level of retail demand meaningfully slowed during the third and fourth quarters of 2020. For example, for the three months ended June 27, 2020, we generated retail channel net revenues of $99.6 million, compared to $70.0 million in the three months ended September 26, 2020, and $75.1 million in the three months ended December 31, 2020. As COVID-19 and the new COVID-19 variant rates continue to increase in numerous regions of the world, the continuing impact of COVID-19 remains highly uncertain. It is, therefore, difficult to predict retail demand levels going forward. Additionally, we could suffer product inventory losses or markdowns and lost revenue in the event of the loss or a shutdown of a major supplier, co-manufacturer or distributor, disruption of our distribution network, or decreased consumer confidence and spending. We also have been providing heavier discounting on some of our products in response to COVID-19. Although these actions are intended to build brand awareness and increase consumer trials of our products, they have and are likely to continue to have a negative impact on our gross profit and gross margin.
Impact of COVID-19 on our suppliers, co-manufacturers and distributors

We source ingredients from multiple suppliers around the world. Currently, the principal ingredient in most of our products is pea protein. Given that we scaled back our production in response to COVID-19 and to reduce our existing finished goods and work in process inventory levels, we have seen an increase in our pea protein stocks. However, in light of the expected shelf life of our pea protein raw materials, we do not believe there is a risk of inventory obsolescence of these raw materials at this time. The impact of COVID-19 on any of our suppliers, co-manufacturers, distributors or transportation or logistics providers, including problems with their respective businesses, finances, labor matters (including illness or absenteeism in workforce), ability to import raw materials, product quality issues, costs, production, insurance and reputation, may negatively affect the price and availability of our ingredients and/or packaging materials and impact our supply chain. If the disruptions caused by COVID-19 continue for an extended period of time, or there are additional resurgences of COVID-19 or COVID-19 variants, our ability to meet the demands of our customers may be materially impacted.
Impact of COVID-19 on our manufacturing operations and workforce

We have implemented and continue to practice a series of physical distancing and hygienic practices at our manufacturing and other facilities. If we are forced to make further modifications, scale back hours of production or close these facilities in response to the pandemic, we expect our business, results of operations, financial condition and cash flows would be materially adversely affected. Moreover, we have transitioned a significant subset of our office-based employee population to a remote work environment in an effort to mitigate the spread of COVID-19, which may exacerbate certain risks to our business, including cybersecurity attacks and risk of phishing due to an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers). In the event that an employee tests positive for COVID-19, we may have to temporarily close one or more of our facilities for cleaning and/or quarantine one or more employees, which could negatively impact our financial results.
Impact of COVID-19 on our international expansion and access to capital

Part of our growth strategy includes increasing the number of international customers and expanding into additional geographies. The timing and success of our international expansion with respect to customers, production facilities and/or co-manufacturing partners, especially in China and other parts of Asia, may be negatively impacted by COVID-19, which could impede our anticipated growth.
Additionally, COVID-19 has created significant disruptions in the credit and financial markets, which could adversely affect our ability to access capital on favorable terms or at all.
The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any additional resurgences), impact of the new COVID-19 variants and the rollout of COVID-19 vaccines, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Furthermore, the uncertainty created by COVID-19 significantly increases the difficulty in forecasting operating results and strategic planning. As a result, it is not currently possible to ascertain the ultimate impact of COVID-19 on our business, results of operations, financial condition or liquidity. However, COVID-19 has had and may continue to have a material adverse impact on our business, results of operations, financial condition and cash flows and may adversely impact the trading price of our common stock. While the ultimate economic impact of COVID-19 is highly uncertain, we expect that the adverse impact of COVID-19 on our business operations and results of operations, including our net revenues, gross profit, gross margin, earnings and cash flows, will continue into 2021. Future events and effects related to COVID-19 cannot be determined with precision and actual results could significantly differ from estimates or forecasts. The impact of COVID-19 may also heighten other risks discussed in this report.
We have a history of losses, and we may be unable to achieve or sustain profitability.
We have experienced net losses in almost every period since our inception. In 2020, 2019 and 2018, we incurred net losses of $52.8 million, $12.4 million and $29.9 million, respectively. We anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest to expand our production capacity through our own internal production facilities, domestically and abroad; build out our campus headquarters and manufacturing facilities; increase our customer base, supplier network and co-manufacturing partners; support our strategic and other QSR customer relationships; innovate and commercialize products; scale production across distribution channels; build our brand, expand our marketing channels and drive consumer adoption of our products; pursue geographic expansion; hire additional employees; and enhance our technology and production capabilities. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues and margins sufficiently to offset the anticipated higher expenses. We incur significant expenses in developing our innovative products, building out our facilities, securing an adequate supply of raw materials, obtaining and storing ingredients and other products and marketing the products we offer. In addition, many of our expenses, including some of the costs associated with our existing and any future manufacturing facilities, are fixed. Accordingly, we may not be able to achieve or sustain profitability, and we may incur significant losses for the foreseeable future.
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
However, if we overestimate our demand and overbuild our capacity or inventory, we may have significantly underutilized assets, experience reduced margins, and have excess inventory which we may be required to write-down or write-off. If we do not accurately align our manufacturing capabilities and inventory supply with demand, if we experience disruptions or delays in our supply chain, or if we cannot obtain raw materials of sufficient quantity and quality at reasonable prices and in a timely manner, our business, financial condition and results of operations may be materially adversely affected.

Because we rely on a limited number of third-party suppliers, we may not be able to obtain raw materials on a timely basis or in sufficient quantities to produce our products or meet the demand for our products.
We rely on a limited number of vendors to supply us with raw materials. Our financial performance depends in large part on our ability to arrange for the purchase of raw materials in sufficient quantities at competitive prices. We have entered into a multi-year sales agreement for plant-based protein with one of our pea protein suppliers pursuant to which we are required to purchase specified minimum monthly and semi-annual quantities through the term. Other than pursuant to this agreement, we are not assured of continued supply or pricing of raw materials. Any of our other suppliers could discontinue or seek to alter their relationship with us. We have in the past experienced interruptions in the supply of pea protein from one supplier that resulted in delays in delivery to us. We could experience similar delays in the future from any of our suppliers. Any disruption in the supply of pea protein or other raw materials would have a material adverse effect on our business if we cannot replace these suppliers in a timely manner, on commercially reasonable terms, or at all.
In addition, our pea protein suppliers manufacture their products at a limited number of facilities. A natural disaster, fire, power interruption, work stoppage or other calamity affecting any of these facilities, or any interruption in their operations, could negatively impact our ability to obtain required quantities of pea protein in a timely manner, or at all, which could materially reduce our product sales and net revenues, and have a material adverse effect on our business and financial condition.
Events that adversely affect our suppliers of pea protein and other raw materials could impair our ability to obtain raw material inventory in the quantities that we desire. Such events include problems with our suppliers’ businesses, finances, labor relations, ability to import raw materials, product quality issues, costs, production, insurance and reputation, as well as disease outbreaks or pandemics (such as COVID-19), acts of war, terrorism, natural disasters, fires, earthquakes, flooding or other catastrophic occurrences. We continuously seek alternative sources of protein to use in our products, but we may not be successful in diversifying the raw materials we use in our products.
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
Our future business, results of operations and financial condition may be adversely affected by reduced or limited availability of plant-based protein that meets our standards.
Our ability to ensure a continuing supply of ingredients at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow certain crops such as Canadian, European and North American yellow peas, the vagaries of these farming businesses (including poor harvests impacting the quality of the peas grown), changes in national and world economic conditions, including as a result of COVID-19, and our ability to forecast our ingredient requirements. The high quality ingredients used in many of our products are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilence. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply of, or increase the price of, quality ingredients. In addition, we purchase some ingredients and other materials offshore, and the price and availability of such ingredients and materials may be affected by political events or other conditions in these countries or tariffs or trade wars. We also compete with other food producers in the procurement of ingredients, and this competition may increase in the future if consumer demand for plant-based protein products increases. If supplies of quality ingredients are reduced or there is greater demand for such ingredients from us and others, we may not be able to obtain sufficient supply that meets our strict quality standards on favorable terms, or at all, which could impact our ability to supply products and may adversely affect our business, results of operations and financial condition.

We rely on a limited number of distributors, and if we experience the loss of one or more distributors and cannot replace them in a timely manner, our results of operations may be adversely affected.
Many retailers and foodservice providers purchase our products through distributors who purchase, store, sell, and deliver our products to such retailers and foodservice providers. For 2020, no distributor accounted for more than 10% of our gross revenues. For 2019, DOT and UNFI accounted for approximately 17% and 16% of our gross revenues, respectively. Since these distributors act as intermediaries between us and the retailers and foodservice providers, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with them that ensure future sales of our products. If we lose one or more of our distributors and cannot replace the distributor in a timely manner or at all, our business, results of operation and financial condition may be materially adversely affected.
If we fail to cost-effectively acquire new customers or retain our existing customers, or if we fail to derive revenue from our existing customers consistent with our historical performance, our business could be materially adversely affected.
Our success, and our ability to increase revenues and operate profitably, depends in part on our ability to cost-effectively acquire new customers, to retain existing customers, and to keep existing customers engaged so that they continue to purchase products from us. We intend to continue to expand our number of foodservice customers, both in the United States and internationally, as part of our growth strategy. This may require us to provide marketing and other financial incentives to our customers to assist in the promotion of our products. Such additional incentives could have a negative impact on gross margin and may not necessarily result in increased sales. In addition, new national foodservice customers will often initially add certain of our product offerings to their menus at limited locations and/or on a limited test basis, after which time these customers may choose to no longer offer our products or may ultimately scale back subsequent expansions. If we fail to attract and retain new foodservice customers, or retain our existing foodservice customers, our business, financial condition and results of operations could be materially adversely affected.
Further, if customers do not perceive our product offerings to be of sufficient value and quality, or if we fail to offer new and relevant product offerings at a competitive price, we may not be able to attract or retain customers or engage existing customers so that they continue to purchase products from us. We may lose customers to our competitors if they offer superior products to ours, we are unable to compete on the basis of value and taste, if we are unable to meet customers’ orders in a timely manner, or if we are unable to achieve our goal to achieve price parity with animal protein in at least one of our product categories by 2024. The loss of any large customer or the reduction of purchasing levels or the cancellation of business from such customers could have a material adverse impact on our business.
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
For 2020, Costco accounted for approximately 13% of our gross revenues. The loss of any large customer, the reduction of purchasing levels or the cancellation of any business from a large customer for an extended length of time could negatively impact our sales and profitability.
Furthermore, as retailers consolidate, they may reduce the number of branded products they offer in order to accommodate private label products and generate more competitive terms from branded suppliers competing for limited retailer shelf space. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant retailers. A retailer may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products, pricing and promotions, or the perceived quality of our products. Despite operating in different channels, our retailers sometimes compete for the same consumers as our foodservice channel. Because of actual or perceived conflicts resulting from this competition, retailers may take actions that negatively affect us.
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
An interruption in, or the loss of operations at, one or more of our co-manufacturing facilities, which may be caused by work stoppages, production disruptions, product quality issues, disease outbreaks or pandemics (such as COVID-19), acts of war, terrorism, fire, earthquakes, flooding or other natural disasters at one or more of these facilities, could delay, postpone or reduce production of some of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as such interruption is resolved or an alternate source of production is secured.
We believe there are a limited number of competent, high-quality co-manufacturers in the industry that meet our strict quality and control standards, and as we seek to continue to obtain additional or alternative co-manufacturing arrangements in the future, there can be no assurance that we would be able to do so on satisfactory terms, in a timely manner, or at all. Additionally, as we expand our operations internationally, we will need to develop relationships with co-manufacturers overseas to meet sales demand, and there can be no assurance that we will be able to successfully do so. Therefore, the loss of one or more co-manufacturers, any disruption or delay at a co-manufacturer or any failure to identify and engage co-manufacturers for new products, product extensions and expanded operations could delay, postpone or reduce production of our products, which could have a material adverse effect on our business, results of operations and financial condition.
Any damage or disruption at our domestic or international manufacturing facilities may harm our business.
We have manufacturing facilities in the United States, China and the Netherlands to produce our woven proteins and our finished goods. A natural disaster, fire, power interruption, work stoppage, outbreaks of pandemics or contagious diseases (such as COVID-19) or other calamity at any of these facilities would significantly disrupt our ability to deliver our products and operate our business. If any material amount of our machinery or inventory were damaged, we would be unable to meet our contractual obligations and cannot predict when, if at all, we could replace or repair such machinery, which could materially adversely affect our business, financial condition and operating results.

We may not successfully ramp up operations at our facilities or these facilities may not operate in accordance with our expectations. Moreover, we face competition for employees and may be unable to hire and retain employees at these facilities.
Since June 2018, we have acquired facilities by purchase or lease in the United States, China and the Netherlands. Any substantial delay in bringing these facilities up to full production on our current schedule may hinder our ability to produce all of the product needed to meet orders and/or achieve our expected financial performance. Opening these facilities has required, and will continue to require, additional capital expenditures and the efforts and attention of our management and other personnel, which has and will continue to divert resources from our existing business or operations. Additionally, our inability to hire and retain skilled employees at these facilities will severely hamper our expansion plans, product development and manufacturing efforts. Although the unemployment rate in the Columbia, Missouri area increased to 4.2% as of December 2020, labor market conditions remain relatively tight. As a result, we currently rely on temporary workers in addition to full-time employees, and in the future, we may be unable to attract and retain employees with the skills we require, which could impact our ability to expand our operations. Even if our facilities are brought up to full production according to our current schedule, it may not provide us with all of the operational and financial benefits we expect to receive.
Our facilities and the manufacturing equipment we use to produce our products is costly to replace or repair and may require substantial lead-time to do so. For example, our estimate of throughput or our extrusion capacity may be impacted by disruption from extruder lead-in time, calibration, maintenance and unexpected delays. In addition, our ability to procure new extruders may face more lengthy lead times than is typical. We may also not be able to find suitable alternatives with co-manufacturers to replace the output from such equipment on a timely basis and at a reasonable cost. In the future, we may also experience plant shutdowns or periods of reduced production because of regulatory issues, equipment failure, delays in raw material deliveries or COVID-19 outbreaks. Any such disruption or unanticipated event may cause significant interruptions or delays in our business and the reduction or loss of inventory may render us unable to fulfill customer orders in a timely manner, or at all. We have property and business disruption insurance in place for all of our manufacturing facilities; however, such insurance coverage may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
If we fail to manage our future growth effectively, our business could be materially adversely affected.
We have grown rapidly since inception and anticipate further growth. For example, our net revenues increased from $16.2 million in 2016 to $406.8 million in 2020. Our full-time employee count as of December 31, 2020 (including contract employees) has grown approximately five-fold since December 31, 2016. This growth has placed significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business and our product offerings will continue to place significant demands on our management and operations teams and require significant additional resources to meet our needs, which may not be available in a cost-effective manner, or at all. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, any of which could harm our business, brand, results of operations and financial condition.
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
Our revenue growth rates may slow over time due to a number of reasons, including the impact of COVID-19, increasing competition, market saturation, slowing demand for our offerings, increasing regulatory costs and challenges, and failure to capitalize on growth opportunities.
Our revenues and earnings may fluctuate as a result of our promotional activities.
We routinely offer sales discounts and promotions through various programs to customers and consumers which may result in reduced margins. These programs include rebates, temporary on shelf price reductions, buy-one-get-one free programs, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We anticipate that we will need to continue to offer more trade and promotion discounts to both our retail and foodservice customers, to match competition pricing and promotions, drive increased consumer trial and in response to COVID-19. We anticipate that these promotional activities may adversely impact our net revenues as well as negatively impact our gross margins and profitability and that changes in such activities will impact period-over-period results.
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
We currently rely upon third-party transportation providers for a significant portion of our product shipments. Our utilization of delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, employee strikes, disease outbreaks or pandemics (such as COVID-19) and inclement weather, which may impact the ability of providers to provide delivery services that adequately meet our shipping needs, if at all. We periodically change shipping companies, and we could face logistical difficulties that could adversely affect deliveries. In addition, we could incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those we receive from the third-party transportation providers that we currently use, which in turn would increase our costs and thereby adversely affect our operating results.
Failure to retain our senior management may adversely affect our operations.
Our success is substantially dependent on the continued service of certain members of our senior management, including Ethan Brown, our Founder, President and Chief Executive Officer. These executives have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand, culture and the reputation we enjoy with suppliers, co-manufacturers, distributors, customers and consumers. The loss of the services of any of these executives could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause the price of our common stock to decline. We do not currently carry key-person life insurance for our senior executives.
If we are unable to attract, train and retain employees or maintain our company culture, we may not be able to grow or successfully operate our business.
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
Substantially all of our employees are employed by professional employer organizations.
We contract with a professional employer organization, or U.S. PEO, that administers our human resources, payroll and employee benefits functions for our employees in the United States. We also contract with non-U.S. PEOs to perform the same functions as the U.S. PEO for the majority of our employees outside the United States. Although we recruit and select our workers, each of these workers is also an employee of record of the relevant PEO. As a result, these workers are compensated through the relevant PEO, are governed by the work policies created by the relevant PEO and receive their annual wage statements and other payroll or labor related reports from the relevant PEO (e.g., W-2s from the U.S. PEO for employees in the United States, T-4s for employees in Canada). This relationship permits management to focus on operations and profitability rather than payroll administration, but this relationship also exposes us to some risks. Among other risks, if the U.S. PEO fails to adequately withhold or pay employer taxes or to comply with other laws, such as the Fair Labor Standards Act, the Family and Medical Leave Act, the Employee Retirement Income Security Act or state and federal anti-discrimination laws, each of which is outside of our control, we would be liable for such violations, and indemnification provisions with the U.S. PEO, if applicable, may not be sufficient to insulate us from those liabilities. If any of the non-U.S. PEOs fail to adequately withhold or pay employer taxes or to comply with applicable laws, we may be held liable for such violations notwithstanding any indemnification provisions with the non-U.S. PEOs. In certain non-U.S. jurisdictions, the worker may be deemed a direct employee and the potential liability for any non-compliance with applicable laws increases depending on whether a company has an entity or other corporate presence in the country, among other factors set forth under applicable local laws.
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
The global economy can be negatively impacted by a variety of factors such as the spread or fear of spread of contagious diseases (such as COVID-19) in locations where our products are sold, man-made or natural disasters, actual or threatened war, terrorist activity, political unrest, civil strife and other geopolitical uncertainty. Such adverse and uncertain economic conditions may impact distributor, retailer, foodservice and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, co-manufacturers, distributors, retailers, foodservice customers, consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns as a result of various factors, including job losses, inflation, higher taxes, reduced access to credit, change in federal economic policy and recent international trade disputes. In particular, consumers may reduce the amount of plant-based food products that they purchase where there are conventional animal-based protein offerings, which generally have lower retail prices. In addition, consumers may choose to purchase private label products rather than branded products because they are generally less expensive. A decrease in consumer discretionary spending may also result in consumers reducing the frequency and amount spent on food prepared away from home. Distributors, retailers and foodservice customers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailer and foodservice customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. Decreases in demand for our products without a corresponding decrease in costs would put downward pressure on margins and would negatively impact our financial results. Prolonged unfavorable economic conditions or uncertainty may have an adverse effect on our sales and profitability and may result in consumers making long-lasting changes to their discretionary spending behavior on a more permanent basis.
Our recent purchase of a manufacturing facility from one of our former co-manufacturers and any future acquisitions or investments could disrupt our business and harm our financial condition.
In the fourth quarter of 2020, we completed the acquisition of a manufacturing facility from one of our former co-manufacturers that we intend to use for the production of finished goods. If we experience difficulties with the integration process, the anticipated benefits of the acquisition may not be fully realized, may take longer than expected to realize, or may not be realized at all, which could harm our financial condition. In addition, the impact of COVID-19 may result in operational delays that may adversely affect our ongoing integration goals.
In the future, we may pursue acquisitions or investments that we believe will help us achieve our strategic objectives. We may not be able to find suitable acquisition candidates, and even if we do, we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately achieve our goals or realize the anticipated benefits. The pursuit of acquisitions and any integration process will require significant time and resources and could divert management time and focus from operation of our then-existing business, and we may not be able to manage the process successfully. Any acquisitions we complete could be viewed negatively by our customers or consumers. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations and subjecting us to additional liabilities, increasing our expenses, and adversely impacting our business, financial condition and operating results. Moreover, we may be exposed to unknown liabilities related to the acquired company or product, and the anticipated benefits of any acquisition, investment or business relationship may not be realized if, for example, we fail to successfully integrate such acquisition into our company. To pay for any such acquisitions, we would have to use cash, incur debt, or issue debt or equity securities, each of which may affect our financial condition or the value of our common stock and could result in dilution to our stockholders. If we incur more debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. Our acquisition strategy could require significant management attention, disrupt our business and harm our business, financial condition and results of operations.
Our business and reputation could be negatively impacted by the increased scrutiny from our stakeholders and institutional investors on ESG practices.
There is an increased focus from stockholders and institutional investors on corporate ESG practices. Certain stockholders use third-party benchmarks or scores to measure a company’s ESG practices and decide whether to invest in their common stock or engage with them to require changes to their practices. In addition, certain influential institutional investors are also increasing their focus on ESG practices and are placing importance on the implications and social cost of their investments. If our ESG practices do not meet the standards set by these stockholders, they may choose not to invest in our common stock or if our peer companies outperform us in their ESG initiatives, potential or current investors may elect to invest with our competitors instead. If we do not comply with investor or stockholder expectations and standards in connection with our ESG initiatives or are perceived to have not responded appropriately to address ESG issues within our company, our business and reputation could be negatively impacted and our share price could be materially and adversely affected.
Risks Related to Our Products
Our future business, results of operations and financial condition may be adversely affected by reduced or limited availability of pea protein that meets our standards.
Our ability to ensure a continuing supply of ingredients at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow certain crops such as Canadian, European and North American yellow peas, the vagaries of these farming businesses (including poor harvests impacting the quality of the peas grown), changes in national and world economic conditions, impact of COVID-19, tariffs, and our ability to forecast our ingredient requirements. The high quality ingredients used in many of our products are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilence. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply of, or increase the price of, quality ingredients. In addition, we purchase some ingredients offshore, and the availability of such ingredients may be affected by events in other countries, including Canada, France and China. We also compete with other food producers in the procurement of ingredients, and this competition may increase in the future if consumer demand for plant-based protein products increases. If supplies of quality ingredients are reduced or there is greater demand for such ingredients from us and others, we may not be able to obtain sufficient supply that meets our strict quality standards on favorable terms, or at all, which could impact our ability to supply products to distributors and retailers and may adversely affect our business, results of operations and financial condition.
Food safety and food-borne illness incidents may materially adversely affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.
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
The occurrence of food-borne illnesses or other food safety incidents could also adversely affect the price and availability of affected ingredients, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any instances of food contamination or regulatory noncompliance, whether or not caused by our actions, could compel us, our suppliers, our distributors or our customers, depending on the circumstances, to conduct a recall in accordance with FDA regulations, comparable state laws or foreign laws such as those of the European Union and the United Kingdom. Food recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing distributors or customers and a potential negative impact on our ability to attract new customers due to negative consumer experiences or because of an adverse impact on our brand and reputation. The costs of a recall could exceed or be outside the scope of our existing or future insurance policy coverage or limits.
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
The Beyond Burger accounted for approximately 58%, 64% and 70% of our gross revenues in 2020, 2019 and 2018, respectively. The Beyond Burger is our flagship product and has historically been the focal point of our development and marketing efforts, and we believe that sales of the Beyond Burger will continue to constitute a significant portion of our revenues, income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand production and distribution of the Beyond Burger, or that customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of the Beyond Burger could have a material adverse effect on our business, financial condition and results of operations.
Failure to continually innovate and successfully introduce and commercialize new products or successfully improve existing products may adversely affect our ability to continue to grow.
A key element of our growth strategy depends on our ability to develop and market new products and improvements to our existing products that meet our standards for quality and appeal to consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, accurately predict taste preferences and purchasing habits of consumers in new geographic markets, the technical capability of our innovation staff in developing and testing product prototypes, including complying with applicable governmental regulations, commercialization and scale-up of new products, and the success of our management and sales and marketing teams in introducing and marketing new products. Our innovation staff members are continuously testing alternative plant-based proteins to the proteins we currently use in our products, as they seek to find additional protein options to our current ingredients that are more easily sourced, and which retain and build upon the quality and appeal of our current product offerings. Failure to develop, commercialize and market new products that appeal to consumers may lead to a decrease in our growth, sales and profitability.
Additionally, the development and introduction of new products requires substantial research, development and marketing expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance. If we are unsuccessful in meeting our objectives with respect to new or improved products, our business could be harmed.
Consumer preferences for our products are difficult to predict and may change, and, if we are unable to respond quickly to new trends and demands, our business may be adversely affected.
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
We purchase large quantities of raw materials, including ingredients derived from Canadian, European and North American yellow peas, mung beans, sunflower seeds, rice, faba beans, canola oil and coconut oil. In addition, we purchase and use significant quantities of cardboard, film and plastic to package our products. Costs of ingredients and packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, consumer demand and changes in governmental trade and agricultural programs. Volatility in the prices of raw materials and other supplies we purchase could increase our cost of sales and reduce our profitability. Moreover, we may not be able to implement price increases for our products to cover any increased costs, and any price increases we do implement may result in lower sales volumes. If we are not successful in managing our ingredient and packaging costs, if we are unable to increase our prices to cover increased costs or if such price increases reduce our sales volumes, then such increases in costs will adversely affect our business, results of operations and financial condition.
Risks Related to Our Industry and Brand
We face intense competition in our market from our competitors, including manufacturers of animal-based meat products and other brands that produce plant-based protein products, and potential competitors and we may lack sufficient financial or other resources to compete successfully.
Our future success depends, in large part, on our ability to implement our growth strategy of expanding supply and distribution, improving placement of our products, attracting new consumers to our brand and introducing new products and product extensions, and expanding into new geographic markets. If we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful, our sales and operating results will be adversely affected. Our ability to implement this growth strategy depends, among other things, on our ability to:
•manage relationships with various suppliers, co-manufacturers, distributors, customers and other third parties, and expend time and effort to integrate new suppliers, co-manufacturers, distributors and customers into our fulfillment operations;
•continue to compete in retail and foodservice channels;
•secure placement in the meat case for our products;
•increase our brand recognition and expand and maintain brand loyalty;
•develop new product lines and extensions; and
•expand into new geographic markets.

Our ability to implement our growth strategy also depends on our ability to continue to compete in the retail and foodservice channels. We operate in a highly competitive environment. Numerous brands and products compete for limited retailer shelf space, foodservice customers and consumers. In our market, competition is based on, among other things, taste, nutritional profile, ingredients, texture, ease of integration into the consumer diet, convenience, cost, brand awareness and loyalty among customers, media spending, product variety and packaging, retailer shelf space, reputation, price, advertising, access to foodservice customers and integration into menus, innovation, intellectual property protection on products, and consumer tastes and preferences.
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
We also compete with other food brands, including brands affiliated with conventional animal-protein companies and other large food operators, that develop and sell plant-based protein products, including, but not limited to, Alpha Foods, Boca Foods (Kraft Heinz), Lightlife and Field Roast Grain Meat Co. (Maple Leaf Foods), Gardein (Conagra), Hungry Planet, Inc., Impossible Foods, Incogmeato/Morningstar Farms (Kellogg), Moving Mountains, Omn!pork (OmniFoods), Tofurky, Sweet Earth and Awesome Burger (Nestle’ S.A.), Pure Farmland by Smithfield Foods (WH Group), Raised & Rooted (Tyson), Happy Little Plants (Hormel), Sysco’s Simply Plant-Based Meatless Burger, Tattooed Chef, The Not Company OZO (Planterra Foods/JBS) and Vegetarian Butcher (Unilever), and with companies which may be more innovative, have more resources and be able to bring new products to market faster and to more quickly exploit and serve niche markets. For example, a number of U.S. and international companies are working on developing lab-grown or “clean meat,” an animal-protein product cultivated from cells taken from animals, which could have a similar appeal to consumers as plant-based protein products. We compete with these competitors for foodservice customers, retailer shelf space and consumers.
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
Risks Related to Our International Operations
Our international expansion into China could expose us to substantial business, regulatory, political, financial and economic risks.
Our expansion into China could expose us to substantial risks associated with doing business in China, such as, taxation, inflation, environmental regulations, foreign currency exchange rates, the labor market and property and financial regulations. Our ability to operate in China may be adversely affected by changes in, or our failure to comply with, Chinese laws and regulations. In addition, our China subsidiary directly employs our workforce in China, which exposes us to risks associated with any changes to the employment and labor laws in China, which could increase our operating costs in China. There is also significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, government regulations and tariffs.
Our international operations are subject to the FCPA and we could be adversely affected by violations of the FCPA and similar worldwide anti-corruption laws.
The FCPA and similar worldwide anti-corruption laws generally prohibit companies and their intermediaries from making certain improper payments for the purpose of obtaining or retaining business. The continued expansion of our international operations could increase the risk of violations of these laws in the future. There is no assurance that we will be completely effective in ensuring our compliance with the FCPA or any other applicable anti-corruption laws. If we are not in compliance with the FCPA and other anti-corruption laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA or other anti-corruption laws or trade control laws by the United States could also have an adverse impact on our reputation, our business, results of operations and financial condition.
Risks Related to Our Investments
Our manufacturing operations in China require substantial investments, for which we cannot guarantee forecasted returns.
In the third quarter of 2020, we entered into an investment agreement and related factory leasing contract to design and develop manufacturing facilities in the Jiaxing Economic & Technological Development Zone to manufacture plant-based meat products under our Beyond Meat brand in China. Our substantial investment in China may expose us to substantial risks and as a result, we may not realize a return on our investment. There may be unforeseen delays in the development of our Chinese manufacturing facility which may incur additional expenses. Opening this facility may require additional capital expenditures and the efforts and attention of our management and other personnel, which will divert resources from our existing business or operations. Even if our new Chinese facility is brought up to full production according to our current schedule, it may not provide us with all of the operational and financial benefits we expect to receive. These and other risks may result in our not realizing a return on, or losing some or all, of our planned investments in China, which could have a material adverse effect on our financial condition and financial performance.
Our ownership of real property is subject to all the risks inherent in an investment in real estate.
We have direct ownership of certain real estate properties. As is the case with any owner of real property, we are subject to potential liabilities, cost and damages arising out of owning, operating, leasing or otherwise having interests in real property. There are risks that a property may have unforeseen environmental or other hazards resulting in unexpected costs.
Joint ventures may not operate according to their business plans if our partners fail to fulfill their obligations, which may adversely affect our results of operations and compel us to dedicate additional resources to these joint ventures.
The nature of a joint venture requires us to share control in certain areas with unaffiliated third parties. If our joint venture partner does not fulfill its obligations, the affected joint venture may not be able to operate in accordance with its business plan. Under such a scenario, our results of operations may be adversely affected and we may be compelled to increase the level of our resources devoted to the joint venture. Also, differing views among joint venture participants may result in delayed decisions, or failure to agree on major issues. If such differences caused a joint venture to deviate from its business plan, our results of operations could be adversely affected.
Risks Related to Our Intellectual Property, Information Technology, Cybersecurity and Privacy
We may not be able to protect our proprietary technology adequately, which may impact our commercial success.
Our commercial success depends in part on our ability to protect our intellectual property and proprietary technologies. We rely on a combination of patent protection, where appropriate and available, copyrights, trade secrets and trademark laws, as well as confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our proprietary technology or permit us to gain or keep any competitive advantage. As of December 31, 2020, we had one issued U.S. patent and one issued patent in the U.K. and 18 pending patent applications, including five in the United States and 13 international patent applications.

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
We are dependent on various information technology systems, including, but not limited to, networks, applications and outsourced services in connection with the operation of our business. A failure of our information technology systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and loss of sales, causing our business to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, viruses and security breaches, particularly in light of many of our employees working remotely due to COVID-19. Any such damage or interruption could have a material adverse effect on our business.
A cybersecurity incident, other technology disruptions or failure to comply with laws and regulations relating to privacy and the protection of data relating to individuals could negatively impact our business, our reputation and our relationships with customers.
We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees, suppliers, co-manufacturers, distributors, customers and consumers. Such uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information. Moreover, we have transitioned a significant subset of our office-based employee population to a remote work environment in an effort to mitigate the spread of the COVID-19 pandemic, which may exacerbate certain of these risks due to an increase in the number of points of potential attack, such as laptops and mobile devices. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ information, private information about employees and financial and strategic information about us and our business partners. Further, as we pursue new initiatives that improve our operations and cost structure, potentially including acquisitions, we may also be expand and improve our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with new initiatives or acquisitions, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage all of which could have a material adverse effect on our business, financial condition or results of operations.

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
Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital
If the build out of our new El Segundo, California corporate headquarters is delayed, the headquarters does not operate in accordance with our expectations or occupancy rates are lower than anticipated, our business or financial condition or results of operations may be adversely affected.
On January 14, 2021, we entered into a lease agreement for an initial term of 12 years to develop and house our new corporate headquarters, lab and innovation space (“Headquarters”) in El Segundo, California. Development of the Headquarters has commenced and occupancy is currently expected to take place by the end of 2021. There can be no assurances that the Headquarters will be ready for occupancy on or before the expected occupancy date due to force majeure events (such as COVID-19) or the risk of delays or cost overruns inherent in construction development projects, any of which could have a negative impact on our financial condition or results of operations.
In addition, it is possible that, once built, there could be unanticipated difficulties in initiating operations at the Headquarters, including, but not limited to, IT system interruptions, other infrastructure support problems or the space may prove to be less conducive to our operations than currently anticipated. These risks could all result in operational inefficiencies or similar difficulties that could prove difficult or impossible to remediate and have an adverse impact on our financial condition or results of operations. Moreover, we are uncertain as to the impact COVID-19 will have on our ability to timely occupy the Headquarters once construction is complete. The current COVID-19 restrictions on business operations and social distancing measures could continue past our expected occupancy date, which could have a negative impact on our financial condition or results of operations.
We are also uncertain as to the impact COVID-19 will have on our future space demands. If we are unable to occupy the complete Headquarters space, we may have to sublease the unoccupied portion of the Headquarters. A sublease agreement would be subject to certain risks and uncertainties, such as the possibility that such agreement may not be completed on terms that are advantageous to us as we may not receive sufficiently high rental rates to cover our lease obligations which could have a negative impact on our financial condition and results of operations.
We currently have, and will continue to have, significant lease obligations, and our failure to meet those obligations could adversely affect our financial condition and business.
We currently have, and will continue to have, significant lease obligations for our corporate offices, manufacturing facilities and warehouses. We depend on cash flow from operations to pay our lease expenses.

If our business does not generate sufficient cash flow from operating activities to fund these expenses, we may not be able to meet our lease obligations, which could have a material adverse effect on our financial condition and business. Furthermore, the significant cash flow required to satisfy our financial obligations under the leases could limit our ability to incur indebtedness and make capital expenditures or other investments in our business.
Covenants in our revolving credit agreement may restrict our operations and the ongoing needs of our business, and if we do not effectively manage our business to comply with these covenants, our liquidity and financial condition could be adversely impacted.
In 2020, we entered into a five-year secured revolving credit agreement with JPMorgan Chase Bank, N.A. and the lenders party thereto, providing for a $150 million secured revolving line of credit, which includes an accordion feature for up to an additional $200 million. The 2020 Credit Agreement (as defined herein) contains various restrictive financial covenants, including, among other things, maintenance of (i) a maximum total leverage ratio of 3.00 to 1.00 and (ii) a minimum fixed charge coverage ratio of 1.25 to 1.00, in each case, on a quarterly basis. The 2020 Credit Agreement also contains certain restrictive covenants, including limitations on incurrence of indebtedness, creation of liens, making acquisitions, loans or other investments, disposition of assets, payment of dividends and other restricted payments, and entering into transactions with affiliates, in each case, subject to certain exceptions. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders or terminate the 2020 Credit Agreement. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Additionally, we may be unable to borrow funds under our 2020 Credit Agreement if we fail to satisfy certain conditions, including compliance with our financial and other restrictive covenants. Pursuant to the 2020 Credit Agreement, we granted the parties thereto a security interest in substantially all of our assets.
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
We exceeded the maximum permitted total leverage ratio financial covenant in the 2020 Credit Agreement for the fiscal quarter and year ended December 31, 2020; however, subsequent to the year ended December 31, 2020, on February 25, 2021, we paid down our outstanding borrowings and had no borrowings outstanding under the revolving credit facility.
We may require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our product manufacturing and development, and other operations.
Since our inception, substantially all of our resources have been dedicated to the development of our three core plant-based product platforms of beef, pork and poultry, including purchases of property, plant and equipment, principally to support the development and production of our products, the build-out and equipping of our Manhattan Beach Project Innovation Center, and manufacturing facility improvements and purchases of manufacturing equipment. We have and believe that we will continue to expend substantial resources for the foreseeable future as we expand into additional markets we may choose to pursue. These expenditures are expected to include costs associated with research and development, manufacturing and supply, as well as marketing and selling existing and new products. In addition, other unanticipated costs may arise.
As of December 31, 2020, we had cash and cash equivalents of $159.1 million. Our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Our future capital requirements depend on many factors, including:
•the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets;
•the expenses associated with our marketing initiatives;
•our investment in manufacturing to expand our manufacturing and production capacity;
•our investments in real property and joint ventures;
•the costs required to fund domestic and international operations and growth;
•the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes;
•any lawsuits related to our products or commenced against us, including the costs associated with our current litigation with a former co-manufacturer, or the derivative actions brought against certain of our directors and officers;
•the expenses needed to attract and retain skilled personnel;
•the costs associated with being a public company;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and
•the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:
•delay, limit, reduce or terminate our manufacturing, research and development activities or our growth and expansion plans; or
•delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to generate revenue and achieve profitability.
Risks Related to the Environment, Climate and Weather
A major earthquake, tsunami, tornado or other natural disaster could seriously disrupt our entire business.
We have offices, co-manufacturing and manufacturing facilities located in the United States and internationally. The impact of a major earthquake, tsunami, tornado, or other natural disaster at any of our facilities and overall operations is difficult to predict, but such a natural disaster could seriously disrupt our entire business and lead to substantial losses.

Climate change may negatively affect our business and operations.
There is concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. If such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as yellow peas, mung beans, sunflowers, rice, faba bean, canola oil and coconut oil. Due to climate change, we may also be subjected to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our manufacturing and distribution operations.
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
As a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We have and will continue to expend significant resources in developing the necessary documentation and testing procedures required by Section 404. We cannot be certain that the actions we have and will continue to take to improve our internal controls over financial reporting will be sufficient.
Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as related rules adopted by the SEC and the Nasdaq Global Select Market, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, we are required to comply with certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, as well as rules and regulations subsequently implemented by the SEC related to corporate governance and executive compensation, such as “say on pay” and proxy access. As such, we have and will continue to incur additional compliance-related expenses. Additionally, the SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance.
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
The market price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to many factors discussed in this “Risk Factors” section, including:
•the effects of COVID-19; general economic, market and political conditions, including negative effects on consumer confidence and spending levels;
•actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;
•announcements of innovations by us or our competitors;

•announcement by competitors or new market entrants of their entry into or exit from the plant-based protein market;
•overall conditions in our industry and the markets in which we operate;
•market conditions or trends in the packaged food sales industry or in the economy as a whole;
•addition or loss of significant customers or other developments with respect to significant customers;
•adverse developments concerning our manufacturers or suppliers;
•changes in laws or regulations applicable to our products or business;
•our ability to effectively manage our growth and market expectations with respect to our growth;
•success of international expansion;
•speculation regarding public customer announcements or geographic expansion;
•actual or anticipated changes in our growth rate relative to our competitors;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•additions or departures of key personnel;
•competition from existing products or new products that may emerge;
•issuance of new or updated research or reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•disputes or other developments related to proprietary rights, including patents, and our ability to obtain intellectual property protection for our products;
•litigation or regulatory matters;
•announcement or expectation of additional financing efforts;
•our cash position;
•our indebtedness and ability to pay such indebtedness, as well as our ability to comply with covenants under our credit agreement;

•sales of our common stock by our stockholders;
•issuance of equity or debt;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our common stock;
•changes in accounting practices;
•ineffectiveness of our internal controls;
•short-selling of our common stock;

•negative media or marketing campaigns undertaken by our competitors or lobbyists supporting the meat industry;
•the public’s response to publicity relating to the health aspects or nutritional value of our products; and
•other events or factors, many of which are beyond our control.
Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, tariffs, international currency fluctuations, or the effects of disease outbreaks or pandemics (such as COVID-19), may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. For example, we are currently subject to multiple shareholder derivative lawsuits related, in part, to a securities case filed against us alleging federal securities law violations with respect to past disclosure, which case has since been dismissed with prejudice. Securities litigation, and any other type of litigation, brought against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business and adversely affect our results of operations.
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
If securities or industry analysts issue an adverse or misleading opinion regarding our business or publish unfavorable research about our business, our share price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if any of the analysts who cover us downgrade our stock or issue an adverse or misleading opinion regarding us, our business model or our stock performance, or if our operating results fail to meet the expectations of the investor community, our share price could decline.
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
Our restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:
•providing for a classified board of directors with staggered, three-year terms;
•authorizing our board of directors to issue preferred stock with voting or other rights or preferences that could discourage a takeover attempt or delay changes in control;
•prohibiting cumulative voting in the election of directors;
•providing that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•prohibiting the adoption, amendment or repeal of our amended and restated bylaws or the repeal of the provisions of our restated certificate of incorporation regarding the election and removal of directors without the required approval of at least 66.67% of the shares entitled to vote at an election of directors;
•prohibiting stockholder action by written consent;
•limiting the persons who may call special meetings of stockholders; and
•requiring advance notification of stockholder nominations and proposals.
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
Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any of our directors, officers, employees or agents to us or our stockholders;
•any action asserting a claim against us arising pursuant to any provision of the DGCL, our restated certificate of incorporation, or our amended and restated bylaws;
•any action to interpret, apply, enforce or determine the validity of our restated certificate of incorporation or our amended and restated bylaws; and

•any action asserting a claim against us that is governed by the internal affairs doctrine;
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
As of December 31, 2020, we had accumulated federal, state and foreign net operating loss carryforwards of approximately $344.2 million, $92.5 million and $1.3 million, respectively. Approximately $252.4 million of the federal net operating losses do not expire and the remaining federal, state and foreign tax loss carryforwards begin to expire in 2031, 2032 and 2025 respectively, unless previously utilized. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Code and similar state provisions.
The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. We have experienced several ownership changes none of which is expected to result in a material limitation on the future use of our net operating loss and credit carryforwards generated prior to these ownership changes. However, any future changes in our stock ownership, which may be outside of our control, may trigger an ownership change and, consequently, Section 382 and 383 limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset such taxable income may be subject to limitations, which could potentially result in increased future income tax liability to us. We are currently analyzing whether and to what extent we have experienced an ownership change pursuant to Section 382; and to the extent such change occurred, the impact to the availability of our tax attributes.
Risks Related to Regulatory and Legal Compliance Matters, Litigation and Legal Proceedings
Our operations are subject to FDA governmental regulation and other foreign, federal, state and local regulation, and there is no assurance that we will be in compliance with all regulations.
Our operations are subject to extensive regulation by the FDA, and other foreign, federal, state and local authorities. Specifically, for products manufactured or sold in the United States we are subject to the requirements of the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, labeling and safety of food. Under this program, the FDA requires that facilities that manufacture food products comply with a range of requirements, including hazard analysis and preventive controls regulations, current good manufacturing practices, or cGMPs, and supplier verification requirements. Comparable regulations apply in foreign jurisdictions such as the European Union and the United Kingdom. Our processing and manufacturing facilities, including those of our co-manufacturers, are subject to periodic inspection by foreign, federal, state and local authorities. We do not control the manufacturing processes of, and rely upon, our co-manufacturers for compliance with cGMPs for the manufacturing of our products by our co-manufacturers. If we or our co-manufacturers cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the FDA or other non-U.S. regulators, we or they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, could result in our inability to manufacture our products or our co-manufacturers’ inability to continue manufacturing for us, or could result in a recall of our product that has already been distributed. In addition, we rely upon our co-manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable state, local or foreign regulatory authority determines that we or these co-manufacturers have not complied with the applicable regulatory requirements, our business may be materially impacted.
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
We are subject to extensive regulations internationally where we manufacture, distribute and/or sell our products. Our products are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, composition and ingredients, storing, labeling, marketing, advertising and distribution of these products. For example, in early 2018, we received an inquiry from Canadian officials about the labeling and composition of products that we export to Canada. We responded promptly to that inquiry, identifying minor formulation changes that we made under Canadian regulations. If regulators determine that the labeling and/or composition of any of our products is not in compliance with Canadian law or regulations, or if we or our co-manufacturers otherwise fail to comply with applicable laws and regulations in Canada or other jurisdictions, we could be subject to civil remedies or penalties, such as fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of the products, or refusals to permit the import or export of products, as well as potential criminal sanctions. In addition, enforcement of existing laws and regulations, changes in legal requirements and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. In addition, with our expanding international operations, we could be adversely affected by violations of the FCPA, and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials or other third parties for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees, contractors or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, cash flows and financial condition.
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
In the United States, we are subject to regulation by various government agencies, including the FDA, FTC, Occupational Safety and Health Administration and the Environmental Protection Agency, as well as the requirements of various state and local agencies, including, in California, the Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65”). We are also regulated outside the United States by various international regulatory bodies. In addition, we are subject to certain third-party private standards, such as Global Food Safety Initiative, or GFSI, standards and review by voluntary organizations, such as the Council of Better Business Bureaus’ National Advertising Division. We could incur costs, including fines, penalties and third-party claims, because of any violations of, or liabilities under, such requirements, including any competitor or consumer challenges relating to compliance with such requirements. For example, in connection with the marketing and advertisement of our products, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and the consumer protection statutes of some states. Such claims could include challenges to our label or labeling claims that, if successful, could require us to make labeling changes and/or pay monetary damages. In connection with the composition of our products, we could be the target of claims relating to perceived health risks, including under Proposition 65 and other state consumer protection statutes.
The regulatory environment in which we operate could change significantly and adversely in the future. Any change in manufacturing, labeling or packaging requirements for our products may lead to an increase in costs or interruptions in production, either of which could adversely affect our operations and financial condition. New or revised government laws and regulations could result in additional compliance costs and, in the event of non-

compliance, civil remedies, including fines, injunctions, withdrawals, recalls or seizures and confiscations, as well as potential criminal sanctions, any of which may adversely affect our business, results of operations and financial condition. In particular, recent federal, state and foreign attention to the naming of plant-based meat products could result in standards or requirements that mandate changes to our current labeling.
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
The FDA and the USDA, state regulators or similar foreign regulatory authorities, such as Health Canada or the CFIA, or authorities of the UK, the EU or the EU member states, could take action to impact our ability to use the term “meat” or similar words (such as “beef”, “burger” or “sausage”) to describe or advertise our products. In addition, a food may be deemed misbranded if its labeling is false or misleading in any particular way, and the FDA, CFIA, EU member state authorities or other regulators could interpret the use of the term “meat” or any similar phrase(s) to describe our plant-based protein products as false or misleading or likely to create an erroneous impression regarding their composition.
For example, in 2018, the state of Missouri passed a law prohibiting any person engaged in advertising, offering for sale, or sale of food products from misrepresenting a product as meat that is not derived from harvested production livestock or poultry. The state of Missouri Department of Agriculture has clarified its interpretation that products which include prominent disclosure that the product is “made from plants,” or comparable disclosure such as through the use of the phrase “plant-based,” are not misrepresented under the Missouri law. Additional states, including Mississippi, Louisiana, and Oklahoma, have subsequently passed similar laws, and legislation, that would impose additional requirements on plant-based meat products is currently pending in a number of other states. The United States Congress recently considered (but did not pass) federal legislation, called the Real MEAT Act, that could require changes to our product labeling and marketing, including identifying products as “imitation” meat products, and that would give USDA certain oversight over the labeling of plant-based meat products. If similar bills gain traction and ultimately become law, we could be required to identify our products as “imitation” in our product labels. Further, the USDA has received a petition from the cattle industry requesting that USDA exclude products not derived from the tissue or flesh of animals that have been harvested in the traditional manner from being labeled and marketed as “meat,” and exclude products not derived from cattle born, raised and harvested in the traditional manner from being labeled and marketed as “beef.” The USDA has not yet responded substantively to this petition but has indicated that the petition is being considered as a petition for a policy change under the USDA’s regulations. We do not believe that USDA has the statutory authority to regulate plant-based products under the current legislative framework. Canadian Food and Drug Regulations also provide requirements for “simulated meat” products, including requirements around composition and naming.
In Europe, the Agriculture Committee of the European Parliament proposed in May 2019 to reserve the use of “meat” and meat-related terms and names for products that are manufactured from the edible parts of animals. In October 2020, the European Parliament rejected the adoption of this provision. In the absence of European Union legislation, Member States remain free to establish national restrictions on meat-related names. In June 2020, France adopted a prohibition on using names to indicate foodstuffs of animal origin to describe, market, or promote foodstuffs containing vegetable proteins. An implementing decree will likely be entered into force on July 1, 2021, to define e.g. the sanctions in case of non-compliance. We do not believe that the new French bill complies with the laws of the European Union, in particular the principle of free movement of goods. We also note that this prohibition has not been appropriately notified to the European Commission, and that as a result the prohibition is in principle non-enforceable. Should regulatory authorities take action with respect to the use of the term “meat” or similar terms, such that we are unable to use those terms with respect to our plant-based products, we could be subject to enforcement action or recall of our products marketed with these terms, we may be required to modify our marketing strategy, or required to identify our products as “imitation” in our product labels, and our business, prospects, results of operations or financial condition could be adversely affected. Competitors may also try to bring legal action against us. In late

September 2020, three meat trade associations announced that they had initiated a lawsuit against a French plant-based meat company for unfair competition and violating the prohibition on meaty names of June 2020. To the best of our knowledge, the lawsuit has not been filed yet. In October 2020, a French trade association representing the cattle industry sent a cease-and-desist letter to one of our contract manufacturers alleging that the use of “meat” and meat-related terms is misleading the French consumer. In February 2021, one of our distributors in Switzerland received a similar communication from the regional authority in the canton of Argau. We do not believe these allegations have any basis in law or fact. As of March 1, 2021, we continued to be actively engaged in negotiations to settle these disputes. Nonetheless, despite our best efforts, these disputes could result in litigation before the French and/or Swiss courts, which could be costly and disruptive to our ability to market in these countries.
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
On January 27, 2020, Don Lee Farms filed a third amended complaint to add three individual defendants, all of whom are current or former employees of ours, including Mark Nelson, our Chief Financial Officer and Treasurer, to Don Lee Farms’ existing fraud claims alleging that those individuals were involved in the alleged fraudulent misrepresentations. On June 23, 2020, the judge denied Beyond Meat and the individual defendants’ motion to dismiss the fraud and negligent misrepresentation claims, allowing the claims to proceed. On July 6, 2020, the Company and the individual defendants filed an answer denying all of Don Lee Farms’ claims, including denying all allegations of fraud and negligent misrepresentation.
On August 11, 2020, Beyond Meat filed an amended cross-complaint against Don Lee Farms, its parent Goodman Food Products, Inc., and its owners and employees, Donald, Daniel, and Brandon Goodman. Among other claims, the amended cross-complaint alleges that Don Lee Farms defrauded Beyond Meat, misappropriated its trade secrets, and infringed its trademarks.
On January 28, 2021, Don Lee Farms filed a motion for summary adjudication on its breach of contract and money owed claims and on Beyond Meat’s breach of contract claims. The trial judge has yet to determine the merits of this motion, and the hearing is currently scheduled for April 16, 2021. On February 18, 2021, Don Lee Farms and Donald, Daniel and Brandon Goodman filed a motion for summary adjudication on Beyond Meat’s fraud, negligent misrepresentation, and conversion claims. The trial judge has yet to determine the merits of these motions, and the hearing is currently scheduled for May 7, 2021.
On February 16, 2021, the Court entered an order consolidating this action with an action that Don Lee Farms filed against CLW Foods, LLC, a current Beyond Meat contract manufacturer. On February 22, 2021, CLW Foods, LLC requested a continuance of the trial date.
The previous trial date, June 14, 2021, was continued. Trial is currently set for September 27, 2021.
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
Securities Related Litigation

On January 30, 2020, Larry Tran, a purported shareholder of Beyond Meat, filed a putative securities class action lawsuit in the United States District Court for the Central District of California against Beyond Meat and two of our executive officers, our President and CEO, Ethan Brown, and our Chief Financial Officer and Treasurer, Mark Nelson. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act and is premised on allegedly false or misleading statements, and alleged non-disclosure of material facts, related to our public disclosures regarding our ongoing litigation with Don Lee Farms during the proposed class period of May 2, 2019 to January 27, 2020. The Court appointed a lead plaintiff and lead counsel on May 18, 2020, and a First Amended Complaint (“FAC”) was filed on July 1, 2020. The FAC names the same defendants, proposes the same class period, and similarly asserts claims under Sections 10(b) and 20(a) of the Exchange Act premised on allegedly false or misleading statements, and alleged non-disclosure of material facts, related to our public disclosures regarding our ongoing litigation with Don Lee Farms. We filed a motion to dismiss on behalf of all defendants on July 31, 2020. On October 8, 2020, the Court entered an opinion and order granting defendants’ motion to dismiss with leave to amend. Plaintiffs did not file an amended complaint by the deadline set by the Court. As a result, on October 27, 2020, the Court entered an order dismissing the action with prejudice, except for the class allegations of absent putative class members, which were dismissed without prejudice. The dismissal is final, and the appeal period has now expired.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
In the second quarter of 2020, we acquired land and a 46,000 square foot manufacturing facility where we produce our woven protein, in Enschede, the Netherlands. In the fourth quarter of 2020, we acquired approximately 19.34 acres of land and approximately 92,000 square foot manufacturing facility and related improvements from a former co-manufacturer, which we use primarily for finished goods manufacturing. All other properties that we use are leased.
In addition to our headquarters, we lease approximately 30,000 square feet for our Manhattan Beach Project Innovation Center in El Segundo, California under a 5-year lease expiring January 31, 2022, subject to an option to extend for an additional 24 months. Our primary production facilities for our woven protein and dry blends are located in Columbia, Missouri. We lease three manufacturing facilities consisting of approximately 26,000 square feet under a lease expiring June 30, 2022, approximately 64,000 square feet under a lease expiring July 31, 2025, subject to automatic extensions for two consecutive three-year periods in accordance with the terms of the lease unless we provide notice terminating the lease at least one year before its expiration date, and approximately 142,317 square feet leased in the second quarter of 2020, expiring April 30, 2023 with no renewal options.
In the third quarter of 2020, we and BYND JX entered into an investment agreement and related factory leasing contract to design and develop manufacturing facilities in the Jiaxing Economic & Technological Development Zone to manufacture plant-based meat products. Renovations in the leased facility, which is approximately 38,000 square feet, commenced at the end of 2020 with trial production expected in the first quarter of 2021 and full-scale end-to-end production expected by the end of the second quarter of 2021.
Subsequent to the year ended December 31, 2020, on January 14, 2021, we entered into a 12-year lease with two 5-year renewal options to house our corporate headquarters, lab and innovation space in El Segundo, California. See Note 14, Subsequent Event, to Notes to Consolidated Financial Statements included elsewhere in this report.
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
For a description of our material pending legal proceedings, please see Note 11, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included elsewhere in this report.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock began trading on the Nasdaq Global Select Market under the symbol “BYND” on May 2, 2019. Prior to that date, there was no public trading market for our common stock.

Holders
As of February 26, 2021, there were 104 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
The following graph depicts the total cumulative stockholder return on our common stock from May 2, 2019, the first day of trading of our common stock on the Nasdaq Global Select Market, through December 31, 2020, relative to the performance of the NASDAQ Composite Index and the S&P Food and Beverage Select Index, a peer group that includes Beyond Meat. The graph assumes an initial investment of $100.00 at the close of trading on May 2, 2019 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

COMPARISON OF 20 MONTH CUMULATIVE TOTAL RETURN*
Among Beyond Meat, Inc., the NASDAQ Composite Index,
and the S&P Food & Beverage Select
350
300
250
200
150
100
50
US$
5/2/2019
7/19
10/19
1/20
4/20
7/20
10/20
Month Ended
Beyond Meat, Inc.
NASDAQ Composite
S&P Food & Beverage Select Industry

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA.
The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and our audited consolidated financial statements and the related notes thereto included elsewhere in this report. Our historical results are not necessarily indicative of the results that may be expected in the future.

(in thousands, except share and per share data)	Year Ended December 31,
Statements of Operations Data:	2020	2019	2018	2017	2016
Net revenues	$406,785	$297,897	$87,934	$32,581	$16,182
Cost of goods sold	284,510	198,141	70,360	34,772	22,494
Gross profit (loss)	122,275	99,756	17,574	(2,191)	(6,312)
Research and development expenses	31,535	20,650	9,587	5,722	5,782
Selling, general and administrative expenses	133,655	74,726	34,461	17,143	12,672
Restructuring expenses(1)	6,430	4,869	1,515	3,509	—
Total operating expenses	171,620	100,245	45,563	26,374	18,454
Loss from operations	(49,345)	(489)	(27,989)	(28,565)	(24,766)
Other expense:
Interest expense	(2,576)	(3,071)	(1,128)	(1,002)	(380)
Remeasurement of warrant liability(2)	—	(12,503)	(1,120)	(385)	—
Other, net	(759)	3,629	352	(427)	—
Total other expense, net	(3,335)	(11,945)	(1,896)	(1,814)	(380)
Loss before taxes	(52,680)	(12,434)	(29,885)	(30,379)	(25,146)
Income tax expense	72	9	1	5	3
Net loss	$(52,752)	$(12,443)	$(29,886)	$(30,384)	$(25,149)
Net loss per share available to common stockholders—basic and diluted(3)(4)	$(0.85)	$(0.29)	$(4.75)	$(5.57)	$(5.51)
Weighted average common shares outstanding—basic and diluted(4)	62,290,445	42,274,777	6,287,172	5,457,629	4,566,757

(in thousands)	As of December 31,
Balance Sheet Data:	2020	2019	2018
Cash and cash equivalents	$159,127	$275,988	$54,271
Working capital(5)	$243,259	$355,897	$77,659
Property, plant and equipment, net	$115,299	$47,474	$30,527
Total assets	$468,006	$451,923	$133,749
Total debt	$25,000	$30,569	$30,388
Stock warrant liability(2)	$—	$—	$1,918
Convertible preferred stock(6)	$—	$—	$199,540
Stockholders' equity (deficit)	$367,097	$384,090	$(121,750)
_________
(1) Restructuring expenses include expenses related to the impairment write-off of long-lived assets and legal and other expenses associated with a dispute with a co-manufacturer. See Note 3, Restructuring, to the Notes to Consolidated Financial Statements, and Note 11, Commitments and Contingencies—Litigation, included elsewhere in this report.

(2) Reflects remeasurement of warrant liability in the years ended December 31, 2017, 2018 and 2019. See Note 8, Debt—Stock Warrant Liability, to the Notes to Consolidated Financial Statements included elsewhere in this report.
(3) See Note 13, Net Loss Per Share Available to Common Stockholders, to the Notes to Consolidated Financial Statements included elsewhere in this report, for an explanation of the method used to calculate net loss per share available to common stockholders and the number of shares used in the computation of the per share amounts.
(4) For the years ended December 31, 2018, 2017 and 2016, all common stock and per share amounts have been adjusted retrospectively to reflect the 3-for-2 reverse stock split of our common stock on January 2, 2019. See Note 2, Summary of Significant Accounting Policies—Reverse Stock Split, to the Notes to Consolidated Financial Statements included elsewhere in this report.
(5) Working capital is defined as total current assets minus total current liabilities.
(6) Reflects automatic conversion of convertible preferred stock into common stock upon closing of IPO. See Note 9, Stockholders’ Equity (Deficit) and Convertible Preferred Stock, to the Notes to Consolidated Financial Statements included elsewhere in this report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors,” and “Note Regarding Forward-Looking Statements” included elsewhere in this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report, as well as the information presented under “Selected Financial Data.”
Overview
Beyond Meat is one of the fastest growing food companies in the United States, offering a portfolio of revolutionary plant-based meats. We build meat directly from plants, an innovation that enables consumers to experience the taste, texture and other sensory attributes of popular animal-based meat products while enjoying the nutritional and environmental benefits of eating our plant-based meat products. Our brand commitment, “Eat What You Love,” represents a strong belief that there is a better way to feed our future and that the positive choices we all make, no matter how small, can have a great impact on our personal health and the health of our planet. By shifting from animal-based meat to plant-based meat, we can positively impact four growing global issues: human health, climate change, constraints on natural resources and animal welfare. The success of our breakthrough innovation model and products has allowed us to appeal to a broad range of consumers, including those who typically eat animal-based meats, positioning us to compete directly in the $1.4 trillion global meat industry.
We sell a range of plant-based products across the three main meat platforms of beef, pork and poultry. As of December 31, 2020, our products were available at approximately 122,000 retail and foodservice outlets in more than 80 countries worldwide, across mainstream grocery, mass merchandiser, club, convenience store, and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools. To make plant-based meat accessible to more consumers, in August 2020, we launched an e-commerce site and began offering our products direct to consumers in bulk packs, mixed product bundles, limited-time offers, and trial packs.
On May 6, 2019, we completed our IPO, in which we sold 11,068,750 shares. The shares began trading on the Nasdaq Global Select Market on May 2, 2019. The shares were sold at a public offering price of $25.00 per share for net proceeds of approximately $252.4 million, after deducting underwriting discounts and commissions of $19.4 million and issuance costs of approximately $4.9 million payable by us. Upon the closing of the IPO, all outstanding shares of our convertible preferred stock automatically converted into 41,562,111 shares of common stock on a one-for-one basis, and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for 160,767 shares of common stock.
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
The consolidated financial statements for the year ended December 31, 2020 include the accounts of the Company and its foreign subsidiaries, Beyond Meat EU B.V. and BYND JX. All inter-company balances and transactions have been eliminated.
Subsequent to the year ended December 31, 2020, on January 25, 2021, we entered into The PLANeT Partnership, LLC, a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. We believe the joint venture will allow us to reach more consumers by entering new product categories and distribution channels, increasing accessibility to plant-based protein around the world.
Our primary production facilities are located in Columbia, Missouri, and research and development and administrative offices are located in El Segundo, California. In addition to our own production facilities, we use co-manufacturers in various locations in the United States, Canada and the Netherlands. In the second quarter of 2020, we acquired our first manufacturing facility in Europe located in Enschede, the Netherlands. This facility completed operational testing of dry blend production in late 2020 and is expected to begin commercial trial runs in the second quarter of 2021. We also announced the official opening of a new co-manufacturing facility, built by our distributor in the Netherlands, to be used for Beyond Meat production. In the third quarter of 2020, we and BYND JX entered into an investment agreement and related factory leasing contract to design and develop manufacturing facilities in the Jiaxing Economic & Technological Development Zone to manufacture plant-based meat products under the Beyond Meat brand in China. Renovations in the leased facility commenced at the end of 2020 with trial production expected in the first quarter of 2021 and full-scale end-to-end production expected by the end of the second quarter of 2021.
On October 30, 2020, we acquired certain assets including land, building, manufacturing equipment and assembled workforce from one of our former co-manufacturers for cash consideration of $14.5 million, subject to adjustment for customary prorations, transfer taxes, escrow holdbacks and other adjustments. Expenses related to this acquisition amounted to $1.0 million. As part of this transaction, we also acquired an assembled workforce of approximately 180 employees. We are using this manufacturing facility primarily for the production of our finished goods. See Note 5, Asset Acquisition, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Subsequent to the year ended December 31, 2020, on January 14, 2021, we entered into a 12-year lease with two 5-year renewal options to house our corporate headquarters, lab and innovation space in El Segundo, California. See Note 14, Subsequent Events, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Our sales growth in 2020 was negatively impacted by COVID-19. Net revenues increased to $406.8 million in 2020 from $297.9 million in 2019 and $87.9 million in 2018, representing a 115% compound annual growth rate over a two-year period, compared to a 202% compound growth rate over a two-year period in 2019. We have generated losses from inception. Net loss in 2020, 2019 and 2018 was $52.8 million, $12.4 million and $29.9 million, respectively, as we invested in innovation and growth of our business.
We operate on a fiscal calendar year, and each interim quarter is comprised of one 5-week period and two 4-week periods, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth fiscal quarters may have more or fewer days included than a traditional 91-day fiscal quarter.
Impact of COVID-19 on Our Business

The COVID-19 pandemic has had, and we expect will continue to have certain negative impacts on our business. COVID-19 has led governments and other authorities around the world to implement significant measures intended to control the spread of the virus, including social distancing measures, business closures or restrictions on operations, quarantines and travel bans. While some of these restrictions have been lifted or eased in many jurisdictions as the rates of COVID-19 infections have decreased or stabilized, a resurgence of COVID-19 and the discovery of various new COVID-19 variants in some markets has slowed, halted or reversed the reopening process altogether.
In the fourth quarter of 2020, the FDA approved the distribution of various COVID-19 vaccines for emergency use. Other COVID-19 vaccines have also been approved for emergency use in other countries or are pending approval in the U.S. While the rollout of the vaccines is currently underway in the United States, we expect that it will take significant time before the vaccines are widely available on a significant scale.

As government authorities around the world continue to implement significant measures intended to control the spread of the virus and institute restrictions on commercial operations, while at the same time rolling our vaccines and implementing multi-step policies with the goal of re-opening certain markets, we are working to ensure our compliance while also maintaining business continuity for essential operations in our facilities. We have established a cross-functional task force that meets regularly and continually monitors and tracks relevant data including guidance from local, national and international health agencies. This task force works closely with our senior leadership and is instrumental in making critical, timely decisions and is committed to continuing to communicate to our employees as more information is available to share.
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
COVID-19 had a significant negative impact on our foodservice channel net revenues in 2020. For the year ended December 31, 2020, foodservice channel net revenues were $106.2 million compared to $153.1 million in the prior year. Various regions around the world implemented stay-at-home orders, social distancing measures and various restrictions on commercial operations, resulting in the closure or limited operations of many of our foodservice customers. Such closures or scaled back operations have also resulted in delays in tests or launches of our products among our foodservice customers and negatively impacted the rate of our growth. Although certain of these restrictions have been lifted pursuant to multi-step reopening plans and exceptions to allow for carry-out and delivery, which enabled certain of our customers to continue to generate business, we continue to experience a significant deterioration in sales to foodservice customers. Excluding our sales to large QSR customers, our foodservice channel has broad exposure to certain markets within that channel that have been disproportionately affected by COVID-19. These include, among others: amusement parks; academic institutions; hospitality; corporate catering services; movie theaters; sports arenas; and bars and pubs. As such, we continue to expect recovery in our foodservice channel net revenues to generally lag the broader foodservice sector.
In response to the recent COVID-19 resurgence and the discovery of new COVID-19 variants in some markets, new lockdowns, curfews and other restrictive measures are being imposed which have slowed, halted or reversed the reopening process altogether, and may adversely impact the foodservice recovery. We continue to partner with our QSR and foodservice customers during this challenging environment. During 2020, we offered promotional programs to many of our foodservice partners to allow them to offer our products to consumers at reduced price points or on other promotional terms. While we began to see some improvement in demand in our foodservice channel during the third and fourth quarters of 2020, amid relaxed stay-at-home orders in some states, the environment remains highly uncertain given the ongoing pandemic and recent COVID-19 resurgence and the discovery of new COVID-19 variants. As a result, it is unclear how long it will take for foodservice demand to return to pre-pandemic levels, if at all. We expect revenues in our foodservice channel will continue to be negatively impacted in 2021.
At the same time while foodservice channel net revenues declined, our retail channel net revenues increased. During the second quarter of 2020, we experienced a meaningful increase in retail demand as consumers shifted toward more at-home consumption. In response to the deterioration in the foodservice channel and the significant shift in consumer preferences to retail, beginning in the second quarter of 2020 and continuing into the beginning of the third quarter of 2020, we re-purposed and re-routed a certain portion of our existing foodservice inventory into retail SKUs. These activities led to increased net revenues in our retail channel but negatively impacted our gross profit and gross margin due to increased expenses associated with such activities, additional inventory reserves and the write-off of unrecoverable portions of the original foodservice inventory items.
Following the retail surge in the second quarter of 2020 amid panic buying in response to COVID-19, the level of retail demand meaningfully slowed during the second half of 2020 consistent with broader market trends across grocery foodstuffs and the plant-based meat category as stay-at-home orders and commercial restrictions were relaxed. Our net revenues in the retail channel during the second half of 2020, as compared to the prior-year period, were primarily driven by our expansion in total retail outlets, higher sales velocity at existing retail outlets and new product introductions. We also continued to offer promotional and reduced pricing to certain of our retail customers and higher trade discounts in the second half of 2020 to encourage greater consumer trial and adoption of our products. As COVID-19 rates surge in numerous regions of the world, the environment is continuously evolving and remains highly uncertain. It is therefore difficult to predict the level of retail demand going forward.
For the year ended December 31, 2020, our retail and foodservice channels accounted for approximately 73.9% and 26.1% of our net revenues, respectively. For the year ended December 31, 2019, our retail and foodservice channels accounted for approximately 48.6% and 51.4% of our net revenues, respectively. For the year ended December 31, 2020, our U.S. and international channels accounted for approximately 79.9% and 20.1% of our net revenues, respectively. For the year ended December 31, 2019, our U.S. and international channels accounted for approximately 67.1% and 32.9% of our net revenues, respectively. The change in mix of our distribution channels has been significant since the start of the COVID-19 pandemic, which is likely to continue to cause fluctuation in our quarterly results pending its duration, magnitude and effects.
In response to the COVID-19 pandemic, in the second quarter of 2020 we undertook our Feed A Million+ campaign, where we, with the support of our brand ambassadors and other partners, donated and distributed more than one million Beyond Burgers and nourishing meals at no cost to food banks, healthcare workers, frontline responders and communities in need across the country.
At December 31, 2020, our inventory balances increased 49% compared to the levels at December 31, 2019, primarily due to a 127% increase in raw materials and packaging, specifically our core pea protein isolate received pursuant to agreed-upon delivery schedules to meet our anticipated product demand which did not materialize as expected. We also incurred $4.8 million in costs attributable to COVID-19 from inventory write-offs and reserves associated with foodservice products determined to be unsalable.
We source ingredients from multiple suppliers from around the world. We also maintain inventory positions near our manufacturing operations, as well as floor stock agreements with many of our vendors. With respect to pea protein, given the nature of our contractual commitments, our volume deliveries are front loaded during the year in anticipation of higher demand levels during the summer season. Given that we scaled back our production in response to COVID-19 and to reduce our existing finished goods and work in process inventory levels, we have seen an increase in our pea protein stocks. However, in light of the expected shelf life of our pea protein raw materials, we do not believe there is a risk of inventory obsolescence of these raw materials at this time.
It is challenging to estimate the extent of the adverse impact of the COVID-19 pandemic on our results of operations, due to continued uncertainty regarding the duration, magnitude and effects of the COVID-19 pandemic (including any resurgences), impact of the new COVID-19 variants, rollout and uptake of the COVID-19 vaccines and the public’s willingness to receive them, potential supply chain or manufacturing disruptions, and the magnitude of reduced customer traffic at our foodservice customers, or the extent to which this reduction may be offset by increased retail demand, or increasing consumer awareness of the benefits of plant-based meat products. We also are unable to predict whether the increase in demand by our retail customers will resume at the levels experienced in the second quarter of 2020 or continue to be subject to the downward pressure seen in the second half of 2020. While the ultimate health and economic impact of COVID-19 is highly uncertain, we expect that our business operations and results of operations, including our net revenues, gross profit, gross margin, earnings and cash flows, will be adversely impacted through 2021, including as a result of:
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
•the timing and success of strategic partnership launches and resumption of any expansion plans for our product lines for those QSR customers who are in trial or test phase;
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
In 2020, we focused on navigating these recent challenges presented by COVID-19 through offensive measures, such as switching foodservice production lines over to retail products, selling retail value packs and offering aggressive pricing with a strategic opportunity to encourage consumer trials, as well as defensive measures focused on reducing or delaying discretionary spending in areas where effectiveness has been impeded by the pandemic, and streamlining operations, including furloughs and headcount reductions in light of inventory levels, demand shifts and company-wide capacity planning. In 2021, we may take similar actions, if necessary, which will continue to negatively impact our gross margins and profitability into 2021. Future events and effects related to COVID-19 cannot be determined with precision and actual results could significantly differ from estimates or forecasts.

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
Effective January 1, 2020, we began presenting net revenues by geography and distribution channel as follows:

Distribution Channel	Description
U.S. Retail	Net revenues from retail sales to the U.S. market(1)
U.S. Foodservice	Net revenues from restaurant and foodservice sales to the U.S. market
International Retail	Net revenues from retail sales to international markets, including Canada
International Foodservice	Net revenues from restaurant and foodservice sales to international markets, including Canada
____________
(1) Includes net revenues from direct-to-consumer sales.

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

The following factors and trends in our business have driven net revenue growth over prior periods and are expected to be key drivers of our net revenue growth, subject to the ultimate duration, magnitude and effects of COVID-19:
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
•our continued innovation and product commercialization, including enhancing existing products and introducing new products, such as Beyond Meatballs, Beyond Breakfast Sausage Patties and Beyond Breakfast Sausage Links, across our plant-based platforms that appeal to a broad range of consumers, including those who typically eat animal-based meat;
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
In addition to the factors and trends above, we expect the following to positively impact net revenues going forward, subject to the ultimate duration, magnitude and effects of COVID-19:
•expansion of our own internal production facilities domestically and abroad to produce our woven proteins, blends of flavor systems and binding systems, and finished goods, while pursuing additional relationships with co-manufacturers; and
•localized production and third-party partnerships to increase the availability and speed with which we can get our products to customers internationally.
We distribute our products internationally in more than 80 countries worldwide as of December 31, 2020. In addition to our own production facilities, we use co-manufacturers in various locations in the United States, Canada and the Netherlands. International net revenues decreased 16.5% in the year ended December 31, 2020, as compared 2019, primarily due to the decline in international foodservice net revenues attributable to COVID-19.
As we seek to continue to rapidly grow our net revenues, we face several challenges. The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of COVID-19 (including any resurgences), impact of the new COVID-19 variants and the rollout and uptake of COVID-19 vaccines, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. For example, the impact of COVID-19 on any of our suppliers, co-manufacturers, distributors or transportation or logistics providers may negatively affect the price and availability of our ingredients and/or packaging materials and impact our supply chain. Additionally, if we are forced to scale back hours of production or close our production facilities or our Manhattan Beach Project Innovation Center in response to COVID-19, we expect our business, financial condition and results of operations would be materially adversely affected. In addition, our growth strategy to expand our operations internationally may be impeded. We expect to also continue to be impacted by decreased customer and consumer demand as a result of event cancellations and social distancing, government-imposed restrictions on public gatherings and businesses, shelter-in place orders and temporary restaurant and retail store closures and operating restrictions. The uncertainty created by COVID-19 significantly increases the difficulty in forecasting operating results and strategic planning. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business, results of operations, financial condition or liquidity. However, the pandemic has had and may continue to have a material adverse impact on our business, results of operations, financial condition and cash flows and may adversely impact the trading price of our common stock. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, we expect that the adverse impact of COVID-19 pandemic on our business operations and results of operations, including our net revenues, gross profit, gross margin, earnings and cash flows, will continue into 2021. Future events and effects related to the COVID-19 pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts.
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, buy-one-get-one-free programs, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We anticipate that we will need to continue to offer more trade and promotion discounts to both our retail and foodservice customers, to drive increased consumer trial and in response to COVID-19. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. We anticipate that these promotional activities will impact our net revenues as well as negatively impact our gross margins and profitability and that changes in such activities will impact period-over-period results.
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
Gross Profit
Gross profit consists of our net revenues less cost of goods sold. Our cost of goods sold primarily consists of the cost of raw materials and ingredients for our products, direct labor and certain supply costs, co-manufacturing fees, in-bound and internal shipping and handling costs incurred in manufacturing our products, plant and equipment overhead, depreciation and amortization expense, as well as the cost of packaging our products. In anticipation of future growth, we have had to very quickly scale production and expand our sources of supply for our core protein inputs such as pea protein. Our growth has also significantly increased facility and warehouse utilization rates.
We intend to continue to increase our production capabilities at our two in-house manufacturing facilities in Columbia, Missouri, while expanding our co-manufacturing capacity and exploring additional production facilities domestically and abroad. In the second quarter of 2020, we acquired our first manufacturing facility in Europe located in Enschede, the Netherlands. This facility completed operational testing of dry blend production in late 2020 and is expected to begin commercial trial runs in the second quarter of 2021. In addition, in June 2020 we announced the official opening of a new co-manufacturing facility, built by our distributor in the Netherlands, to be used for Beyond Meat production. In the third quarter of 2020, we and BYND JX entered into an investment agreement and related factory leasing contract to design and develop manufacturing facilities to manufacture plant-based meat products under the Beyond Meat brand in China. Renovations in the leased facility commenced at the end of 2020 with trial production expected in the first quarter of 2021 and full-scale end-to-end production expected by the end of the second quarter of 2021. On October 30, 2020, we acquired certain assets including land, building, manufacturing equipment and assembled workforce from one of our former co-manufacturers. We are using this manufacturing facility for the production of our finished goods. See Note 5, Asset Acquisition, to the Notes to Consolidated Financial Statements included elsewhere in this report. Acquisition of these assets is expected to allow us to reduce manufacturing and packaging costs through vertical integration and provide opportunities for us to test new processes and scale new products more quickly. As a result of these expansion initiatives, we expect our cost of goods sold in absolute dollars to increase to support our growth.
In addition, in response to the deterioration in the foodservice channel and the significant shift in consumer preferences to retail, beginning in the second quarter of 2020 and continuing into the beginning of the third quarter of 2020, we re-purposed and re-routed a certain portion of our existing foodservice inventory into retail SKUs. In the third and fourth quarters of 2020, we wrote off inventory associated with foodservice products determined to be unsalable. These activities increased our costs of goods sold and negatively impacted our gross profit and gross margin in 2020.
Although our anticipated cost reductions didn’t materialize in 2020 primarily due to the impact of COVID-19, subject to the ultimate duration, magnitude and effects of COVID-19, we continue to expect that gross profit improvements will be delivered primarily through improved volume leverage and throughput, greater internalization and geographic localization of our manufacturing footprint and expansion of our own internal production facilities domestically and abroad to produce our woven proteins, blends of flavor systems and binding systems, and finished goods, materials and packaging input cost reductions, tolling fee efficiencies, and improved supply chain logistics and distribution costs. We are also working to improve gross margin through ingredient cost savings achieved through scale of purchasing and through expanding our co-manufacturing network while negotiating lower tolling fees. We intend to pass some of these cost savings on to the consumer as we pursue our goal to achieve price parity with animal protein in at least one of our product categories by 2024.
Margin improvement may, however, may continue to be negatively impacted by our focus on growing our customer base, volume deleveraging, aggressive pricing strategies and increased discounting, expanding into new geographies and markets, enhancing our production infrastructure, improving our innovation capabilities, enhancing our product offerings and increasing consumer engagement.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, and share-based compensation, scale-up expenses, and depreciation and amortization expense on research and development assets. Our research and development efforts are focused on enhancements to our product formulations and production processes in addition to the development of new products. We expect to continue to invest substantial amounts in research and development, as research and development and innovation are core elements of our business strategy, and we believe they represent a critical competitive advantage for us. We believe that we need to continue to rapidly innovate in order to continue to capture a larger market share of consumers who typically eat animal-based meats. Over time and subject to the ultimate duration, magnitude and effects of COVID-19, we expect these expenses to increase in absolute dollars, but to decrease as a percentage of net revenues as we continue to scale production volume.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses consist primarily of selling, marketing and administrative expenses, including personnel and related expenses, share-based compensation, outbound shipping and handling costs, non-manufacturing expense, depreciation and amortization expense on non-manufacturing assets and other non-production operating expenses. Marketing and selling expenses include share-based compensation awards to brand ambassadors, advertising costs, costs associated with consumer promotions, product samples and sales aids incurred to acquire new customers, retain existing customers and build our brand awareness. Administrative expenses include the expenses related to management, accounting, legal, IT, and other office functions.
We expect SG&A expenses in absolute dollars to increase as we increase our domestic and international expansion efforts and incur costs related to our status as a public company. In response to COVID-19, we expect to continue to undertake measures focused on reducing or delaying discretionary spending in areas where effectiveness has been impeded by the pandemic, and streamlining operations, including potential furloughs and headcount reductions, in light of inventory levels, demand shifts and company-wide capacity planning.
We have historically had a very small sales force, with only nine full-time sales employees as of December 31, 2017 growing to 36 full-time sales employees as of December 31, 2020. As we continue to grow, including internationally, we expect to expand our sales force to address additional opportunities, which would substantially increase our selling expense. Our administrative expenses are expected to increase as a public company with increased personnel cost in accounting, legal, IT and compliance-related functions.
Restructuring Expenses
In May 2017, management approved a plan to terminate an exclusive supply agreement with one of our co-manufacturers. For a discussion of these expenses, see Note 3, Restructuring, and Note 11, Commitments and Contingencies, to the Notes to Consolidated Financial Statements, included elsewhere in this report.
Seasonality
Generally, we expect to experience greater demand for certain of our products during the summer grilling season. In 2020, the impact of COVID-19, and in each of 2019 and 2018, the strong net revenue growth compared to the previous year, masked this seasonal impact. As our business continues to grow, we expect to see additional seasonality effects, especially within our retail channel, with revenue contribution from this channel tending to be greater in the second and third quarters of the year. In an environment of uncertainty from the impact of COVID-19, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.
Results of Operations
The following table sets forth selected items in our statements of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net revenues	$406,785	$297,897	$87,934
Cost of goods sold	284,510	198,141	70,360
Gross profit	122,275	99,756	17,574
Research and development expenses	31,535	20,650	9,587
Selling, general and administrative expenses	133,655	74,726	34,461
Restructuring expenses	6,430	4,869	1,515
Total operating expenses	171,620	100,245	45,563
Loss from operations	$(49,345)	$(489)	$(27,989)

The following table presents selected items in our statements of operations as a percentage of net revenues for the respective periods presented:

	Year Ended December 31,
	2020	2019	2018
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	69.9	66.5	80.0
Gross profit	30.1	33.5	20.0
Research and development expenses	7.7	6.9	10.9
Selling, general and administrative expenses	32.9	25.1	39.2
Restructuring expenses	1.6	1.6	1.7
Total operating expenses	42.2	33.7	51.8
Loss from operations	(12.1)%	(0.2)%	(31.8)%

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net Revenues

	Year Ended December 31,		Change
(in thousands)	2020	2019	Amount	%
U.S.:
Retail	$264,111	$129,383	$134,728	104.1%
Foodservice	60,763	70,372	(9,609)	(13.7)%
U.S. net revenues	324,874	199,755	125,119	62.6%
International:
Retail	$36,472	$15,426	$21,046	136.4%
Foodservice	45,439	82,716	(37,277)	(45.1)%
International net revenues	81,911	98,142	(16,231)	(16.5)%
Net revenues	$406,785	$297,897	$108,888	36.6%

Net revenues in the year ended December 31, 2020 increased by $108.9 million, or 36.6%, as compared to the prior year primarily due to an increase in volume sold, partially offset by lower net price per pound driven by our strategic investments in promotional activity intended to encourage greater consumer trial and adoption and, to a lesser extent, product mix shifts as larger-pack items carrying a lower net price per unit volume accounted for a greater proportion of our retail net revenues compared to the prior-year period. Growth in net revenues was primarily due to increased retail channel sales, resulting from distribution gains both domestically and abroad, higher sales velocities at existing retail customers, and contribution from new product introductions. The increase in retail channel sales was largely offset by a decline in foodservice channel sales as a result of the ongoing COVID-19 pandemic and the impact of widespread domestic and international stay-at-home orders, social distancing measures and various restrictions on commercial operations, resulting in the closure or limited operations of many of our foodservice customers. Our foodservice channel has broad exposure to, among others, hotels, academic institutions, amusement parks, sports arenas, movie theaters, convention centers, corporate catering services and bars and pubs, all of which have been disproportionately impacted by COVID-19.
Net revenues from U.S. retail sales in the year ended December 31, 2020 increased $134.7 million, or 104.1%, primarily due to increases in sales of Beyond Beef, Beyond Burger and Beyond Sausage.

Approximately 7.7% of the increase in U.S. retail sales in the year ended December 31, 2020 was due to the introduction of Beyond Breakfast Sausage during the second quarter of 2020.
Net revenues from U.S. foodservice sales in the year ended December 31, 2020 decreased $9.6 million, or 13.7%, primarily due to decreases in sales of Beyond Burger, Beyond Sausage, Beyond Beef Crumble and Beyond Meatball, primarily due to the impact of COVID-19, partially offset by increases in sales of Beyond Breakfast Sausage and Beyond Beef. Our products were available at approximately 28,000 U.S. retail outlets and 42,000 U.S. foodservice outlets as of December 31, 2020.
Net revenues from international retail sales in the year ended December 31, 2020 increased $21.0 million, or 136.4%, primarily due to increases in sales of Beyond Burger, Beyond Sausage and Beyond Beef, and to a lesser extent, due to increases in sales of Beyond Breakfast Sausage, Beyond Meatballs and Beyond Beef Crumble. Net revenues from international foodservice sales in the year ended December 31, 2020 decreased $37.3 million, or 45.1%, primarily due to the impact of COVID-19. Our products were available at approximately 52,000 international retail and foodservice outlets as of December 31, 2020.
The following table presents volume of our products sold in pounds:

	Year Ended December 31,		Change
(in thousands)	2020	2019	Amount	%
U.S.:
Retail	45,706	21,347	24,359	114.1%
Foodservice	10,860	11,845	(985)	(8.3)%
International:
Retail	6,684	2,816	3,868	137.4%
Foodservice	9,281	15,364	(6,083)	(39.6)%
Volume of products sold	72,531	51,372	21,159	41.2%

Cost of Goods Sold

	Year Ended December 31,		Change
(in thousands)	2020	2019	Amount	%
Cost of goods sold	$284,510	$198,141	$86,369	43.6%

Cost of goods sold increased by $86.4 million, or 43.6%, in 2020 as compared to the prior year, primarily due to the increase in the sales volume of our products. The increase in cost of goods sold was also due to lower absorption of fixed overhead costs as we scaled back production to reduce inventory levels. Cost of goods sold in 2020 included $10.8 million in write off of excess and obsolete inventories related to the impact of COVID-19 including product repacking activities to repurpose certain foodservice inventory, and charges and write offs associated with foodservice products determined to be unsalable. Cost of goods sold in 2019 included $6.4 million in write off of excess and obsolete inventories.
Gross Profit and Gross Margin

	Year Ended December 31,		Change
(in thousands)	2020	2019	Amount	%
Gross profit	$122,275	$99,756	$22,519	22.6%
Gross margin	30.1%	33.5%	N/A	N/A

Gross profit in 2020 was $122.3 million, or 30.1% of net revenues, as compared to gross profit of $99.8 million, or 33.5% of net revenues, in the prior year, an improvement of $22.5 million. The improvement in gross profit was primarily due to an increase in the volume of products sold. The decrease in gross margin was primarily due to lower absorption of fixed overhead production costs as we scaled back production to reduce inventory levels in response to the lower than anticipated customer demand in the foodservice channel due to the impact of COVID-19. Additionally, lower net price realization resulting from higher trade discounts also contributed to the decrease in gross margin. As disclosed in Note 2, Summary of Significant Accounting Policies—Shipping and Handling Costs, in the Notes to Consolidated Financial Statements included elsewhere in this report, we include outbound shipping and handling costs within SG&A expenses. As a result, our gross profit and gross margin may not be comparable to other entities that present all shipping and handling costs as a component of cost of goods sold.
Research and Development Expenses

	Year Ended December 31,		Change
(in thousands)	2020	2019	Amount	%
Research and development expenses	$31,535	$20,650	$10,885	52.7%

Research and development expenses increased $10.9 million, or 52.7%, in 2020, as compared to the prior year. Research and development expenses increased primarily due to higher headcount of approximately 69 more employees, $4.0 million in higher scale-up expenses and $1.2 million in higher depreciation and amortization expense compared to the prior year.
SG&A Expenses

	Year Ended December 31,		Change
(in thousands)	2020	2019	Amount	%
Selling, general and administrative expenses	$133,655	$74,726	$58,929	78.9%

SG&A expenses increased by $58.9 million, or 78.9%, in 2020, as compared to the prior year. The increase was primarily due to $16.1 million in higher share-based compensation expense, $14.1 million in higher salaries and related expenses resulting from a higher headcount, $9.2 million in higher marketing-related expenses, $3.9 million in higher legal expenses, $3.2 million in higher broker and distributor commissions, $2.9 million in higher general insurance costs, $2.7 million in higher expense related to product donations for our Feed A Million+ campaign attributable to COVID-19 relief efforts, $2.0 million in higher consulting expenses, $1.4 million in higher public company-related expenses, $1.1 million in higher postage and delivery expenses, $1.0 million in higher outbound shipping and handling expenses, and $1.0 million in higher information technology-related expenses. The increase in share-based compensation expense in the year ended December 31, 2020 was primarily due to appreciation in our stock price as well as substantially higher staffing levels versus the prior years.
Restructuring Expenses
As a result of the termination in May 2017 of an exclusive supply agreement with one of our co- manufacturers due to non-performance under the agreement, we recorded restructuring expenses of $6.4 million and $4.9 million in 2020 and 2019, respectively, primarily related to legal and other expenses associated with the dispute. As of December 31, 2020 and 2019, there were $0.8 million and $1.1 million, respectively, in accrued unpaid liabilities associated with this contract termination representing legal fees. We continue to incur legal fees in connection with our ongoing efforts to resolve this dispute. See Note 3, Restructuring and Note 11, Commitments and Contingencies, to the Notes to Consolidated Financial Statements, included elsewhere in this report.

Loss from Operations
Loss from operations in 2020 was $49.3 million compared to loss from operations of $0.5 million in the prior year. This increase in loss from operations was driven by the year-over-year increase in cost of goods sold, higher operating expenses to support our expanded manufacturing and supply chain operations, higher share-based compensation expense, higher administrative costs associated with being a public company, higher restructuring expenses, and continued investment in innovation and marketing capabilities, partially offset by the improvement in gross profit.
Total Other Expense, Net
Total other expense, net in the year ended December 31, 2020 primarily includes interest expense on our debt balances, loss on extinguishment of debt and foreign currency transaction losses, partially offset by interest income. Total other expense, net in the year ended December 31, 2019 primarily includes interest expense on our debt balances and expense associated with the remeasurement of our preferred stock warrant liability and common stock warrant liability, partially offset by interest income. On May 6, 2019, in connection with the IPO, our then outstanding warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for common stock. We remeasured and reclassified the common stock warrant liability to additional-paid-in-capital in connection with the IPO and recorded $12.5 million in expense associated with the remeasurement of warrant liability in 2019.
Subsequent to the closing of the IPO, all outstanding warrants to purchase shares of common stock were cashless exercised. No warrants were outstanding as of December 31, 2020.
Other, net was a net expense of $0.8 million in 2020 as compared to net income of $3.6 million in 2019. Other, net in 2020 included $1.5 million in loss on extinguishment of our refinanced credit arrangements, partially offset by interest income from invested cash balances. Interest income decreased to $0.8 million in the year ended December 31, 2020 from $3.9 million in the prior year.
Income Tax Expense
For 2020 and 2019, we recorded income tax expense of $72,000 and $9,000, respectively. These amounts primarily consist of income taxes for state jurisdictions which have minimum tax requirements. No tax benefit was provided for losses incurred because those losses were offset by a full valuation allowance.
Net Loss
Net loss was $52.8 million in 2020 compared to a net loss of $12.4 million in the prior year. This increase in net loss was driven by the year-over-year increase in operating expenses to support our expanded manufacturing and supply chain operations, higher share-based compensation expense, higher administrative costs associated with being a public company, higher restructuring expenses, and continued investment in innovation and marketing capabilities, partially offset by the improvement in gross profit. During 2020, net loss included $14.1 million in costs attributable to COVID-19 including $6.6 million in product repacking costs, $4.8 million in inventory write-offs and charges associated with foodservice products determined to be unsalable and $2.7 million in product donation costs related to our COVID-19 relief efforts, and $1.5 million of debt extinguishment costs associated with our refinanced credit arrangements.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net Revenues

	Year Ended December 31,		Change
(in thousands)	2019	2018	Amount	%
U.S.:
Retail	$129,383	$49,772	$79,611	160.0%
Foodservice	70,372	20,717	49,655	239.7%
U.S. net revenues	199,755	70,489	129,266	183.4%
International:
Retail	$15,426	$1,007	$14,419	1,431.9%
Foodservice	82,716	16,438	66,278	403.2%
International net revenues	98,142	17,445	80,697	462.6%
Net revenues	$297,897	$87,934	$209,963	238.8%

Net revenues increased by $210.0 million, or 238.8%, in 2019 as compared to 2018 primarily due to strong growth in sales volumes of products across both our retail and our foodservice channels, driven by expansion in the number of retail and foodservice outlets, including new strategic customers, new international customers, higher sales velocities from our existing customers and contribution from new products introduced in 2019.
Net revenues from retail channel increased $94.0 million, or 185.2%, primarily due to expansion in the number of retail outlets, increased sales of the Beyond Burger and Beyond Sausage, as well as the introduction of Beyond Beef. Net revenues from foodservice channel increased $115.9 million, or 312.0%, primarily due to expansion in the number of foodservice outlets, including new strategic customers and international customers, increases in sales of the Beyond Burger, as well as due to increased sales of Beyond Sausage and the introduction of Beyond Beef.
The following table presents volume of our products sold in pounds:

	Year Ended December 31,			Change
(in thousands)	2019		2018	Amount	%
U.S.:
Retail	21,347		8,565	12,782	149.2%
Foodservice	11,845		3,559	8,286	232.8%
International:
Retail	2,816		147	2,669	1,815.6%
Foodservice	15,364		2,971	12,393	417.1%
Volume of products sold	51,372	51372000	15,242	36,130	237.0%

Cost of Goods Sold

	Year Ended December 31,		Change
(in thousands)	2019	2018	Amount	Percentage
Cost of goods sold	$198,141	$70,360	$127,781	181.6%

Cost of goods sold increased by $127.8 million, or 181.6%, in 2019 as compared to the prior year, primarily due to the increase in the sales volume of our products. Cost of goods sold in 2019 and 2018 included $6.4 million and $0.8 million, respectively, in write off of excess and obsolete inventories.
Gross Profit and Gross Margin

	Year Ended December 31,		Change
(in thousands)	2019	2018	Amount	Percentage
Gross profit	$99,756	$17,574	$82,182	467.6%
Gross margin	33.5%	20.0%	N/A	N/A

Gross profit in 2019 was $99.8 million, or 33.5% of net revenues, as compared to gross profit of $17.6 million, or 20% of net revenues, in the prior year, an improvement of $82.2 million. The improvement in gross profit and gross margin was primarily due to an increase in the volume of products sold, with resulting operating leverage, and improved production efficiencies. The greater proportion of net revenues from products with higher net selling price per pound also contributed to the increase in gross profit. The increase in gross margin was partially offset by temporary disruptions related to capacity expansion projects at two co-manufacturing partners’ plants in the fourth quarter of 2019. As disclosed in Note 2, Summary of Significant Accounting Policies—Shipping and Handling Costs, in the Notes to Consolidated Financial Statements included elsewhere in this report, we include outbound shipping and handling costs within SG&A expenses. As a result, our gross profit and gross margin may not be comparable to other entities that present all shipping and handling costs as a component of cost of goods sold.
Research and Development Expenses

	Year Ended December 31,		Change
(in thousands)	2019	2018	Amount	Percentage
Research and development expenses	$20,650	$9,587	$11,063	115.4%
Research and development expenses increased $11.1 million, or 115.4%, in 2019, as compared to the prior year. Research and development expenses increased primarily due to higher headcount, higher scale-up expenses and higher depreciation and amortization expense compared to the prior year.
SG&A Expenses

	Year Ended December 31,		Change
(in thousands)	2019	2018	Amount	Percentage
Selling, general and administrative expenses	$74,726	$34,461	$40,265	116.8%

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
Restructuring Expenses
As a result of the termination in May 2017 of an exclusive supply agreement with one of our co-manufacturers due to non-performance under the agreement, we recorded restructuring expenses of $4.9 million and $1.5 million in 2019 and 2018, respectively, primarily related to legal and other expenses associated with the dispute. As of December 31, 2019 and 2018, there were $1.1 million and $0, respectively, in accrued unpaid liabilities associated with this contract termination representing legal fees. We continue to incur legal fees in connection with our ongoing efforts to resolve this dispute. See Note 3, Restructuring and Note 11, Commitments and Contingencies, to the Notes to Consolidated Financial Statements, included elsewhere in this report.
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
“Adjusted EBITDA” is defined as net (loss) income adjusted to exclude, when applicable, income tax expense (benefit), interest expense, depreciation and amortization expense, restructuring expenses, share-based compensation expense, expenses attributable to COVID-19, remeasurement of our warrant liability, and Other, net, including investment income, loss on extinguishment of debt and foreign currency transaction gains and losses.
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

The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net loss, as reported (unaudited):

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net loss, as reported	$(52,752)	$(12,443)	$(29,886)
Income tax expense	72	9	1
Interest expense	2,576	3,071	1,128
Depreciation and amortization expense	13,299	8,106	4,921
Restructuring expenses(1)	6,430	4,869	1,515
Share-based compensation expense	27,279	12,807	2,241
Expenses attributable to COVID-19(2)	14,137	—	—
Remeasurement of warrant liability	—	12,503	1,120
Other, net(3)	759	(3,629)	(352)
Adjusted EBITDA	$11,800	$25,293	$(19,312)

Net loss as a % of net revenues	(13.0)%	(4.2)%	(33.9)%
Adjusted EBITDA as a % of net revenues	2.9%	8.5%	(22.0)%
_____________

(1)
Primarily comprised of legal and other expenses associated with the dispute with a co-manufacturer with whom an exclusive supply agreement was terminated in May 2017.See Note 3, Restructuring, and Note 11, Commitments and Contingencies, to the Notes to Consolidated Financial Statements, included elsewhere in this report.

(2)
In 2020, comprised of $14.1 million in costs attributable to COVID-19 consisting of $6.6 million in product repacking costs, $4.8 million in inventory write-offs and charges associated with foodservice products determined to be unsalable and $2.7 million in product donation costs related to our COVID-19 relief efforts. Expenses attributable to COVID-19 in the twelve months ended December 31, 2020 include $1.2 million in product donation costs related to the Company's COVID-19 relief efforts in the first quarter of 2020, which were not previously included in the Company's Adjusted EBITDA calculation for the three months ended March 28, 2020 as these were deemed immaterial to its first quarter 2020 financial results. Given the significant increase in COVID-19-related expenses in the subsequent quarters of 2020, and to facilitate better comparison from period to period, management determined that it was appropriate to recast its previous first quarter 2020 Adjusted EBITDA calculation to include these costs.

(3)	Includes $1.5 million in loss on extinguishment of debt in the year ended December 31, 2020.

Liquidity and Capital Resources
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
In connection with the Secondary Offering we sold 250,000 shares of our common stock. The shares were sold at a public offering price of $160.00 per share and we received net proceeds of approximately $37.4 million. We did not receive any proceeds from the sale of common stock by the selling stockholders in the Secondary Offering. We have also entered into the credit facilities described below with J.P. Morgan Chase (“Revolving Credit Facility”).
As of December 31, 2020, we had $159.1 million in cash and cash equivalents. We believe that our cash and cash equivalents, cash flow from operating activities and available borrowings under our credit facilities will be sufficient to fund our working capital and meet our anticipated capital requirements for the next 12 months. Additionally, we may also raise funds by issuing debt or equity securities. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including the impact of COVID-19; the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; the expenses associated with our marketing initiatives; our investment in manufacturing and facilities to expand our manufacturing and production capacity; the costs required to fund domestic and international growth; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; our investment in our new headquarters campus; any lawsuits related to our products or commenced against us, including the costs associated with our current litigation with a former co-manufacturer, the shareholder derivative lawsuits putatively brought on our behalf; the expenses needed to attract and retain skilled personnel; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
Revolving Credit Facility
On April 21, 2020, we entered into a $150 million five-year secured revolving credit agreement (“2020 Credit Agreement”) by and among the Company, the lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as the administrative agent (the “Administrative Agent”). JPMorgan Chase Bank, N.A. and Silicon Valley Bank acted as joint bookrunners and joint lead arrangers under the 2020 Credit Agreement. The 2020 Credit Agreement includes an accordion feature for up to an additional $200 million. We incurred debt issuance costs, net of amortization, of $1.1 million in the year ended December 31, 2020 in connection with the new revolving credit facility. The revolving credit facility matures on April 21, 2025. See Note 8, Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Concurrently with the effectiveness of the 2020 Credit Agreement, on April 21, 2020, we terminated the $6.0 million revolving credit line and $20.0 million term loan facility with Silicon Valley Bank (the “SVB Credit Facilities”), and the $5.0 million equipment loan facility with Structural Capital Investments II, LP, as Lender, and Ocean II, PLC, LLC, as collateral agent and administrative agent (the “Equipment Loan Facility”), and incurred an aggregate of $1.2 million of termination, prepayment, and related fees in connection with such terminations.
As of December 31, 2020, we had outstanding borrowings of $25.0 million and no excess availability under the revolving credit facility. The interest rate on outstanding borrowings at December 31, 2020 was 3.5%. We exceeded the maximum permitted total leverage ratio financial covenant in the 2020 Credit Agreement for the fiscal quarter and year ended December 31, 2020. Subsequent to the year ended December 31, 2020, on February 25, 2021, we paid down our outstanding borrowings and had no borrowings outstanding under the revolving credit facility. Subsequent to the year ended December 31, 2020, concurrent with our execution of the campus headquarters lease, as a security deposit, we delivered to the landlord a letter of credit under the revolving credit facility in the amount of $12.5 million. See Note 14, Subsequent Events, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Cash Flows
In the year ended December 31, 2020, approximately $114.3 million in aggregate expenditures to purchase inventory and property, plant and equipment, acquire assets from our former co-manufacturer, and pay loan payments net of borrowings (including extinguishing prior credit facilities) of $6.0 million, were funded by $116.7 million of existing cash, and approximately $3.7 million from other operating, investing and financing activities.

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated.

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash (used in) provided by:
Operating activities	$(39,995)	$(46,995)	$(37,721)
Investing activities	$(74,900)	$(26,164)	$(23,242)
Financing activities	$(1,762)	$294,876	$76,199
Net Cash Used in Operating Activities
For the year ended December 31, 2020, we incurred a net loss of $52.8 million, which was the primary reason for net cash used in operating activities of $40.0 million. Net cash used in operating activities also included $32.2 million in net cash outflows from changes in our operating assets and liabilities, primarily due to increase in inventory, and prepaid expenses and other current assets, partially offset by an increase in accounts payable and a decrease in accounts receivable. Increase in inventories, primarily due to the increase in raw materials inventory resulting from pea protein isolate received pursuant to agreed-upon delivery schedules to meet our anticipated product demand, negatively impacted cash flows from operations because due to the impact of COVID-19 the anticipated sales and the resulting cash inflows did not materialize as expected. Net loss for the year ended December 31, 2020, included $44.9 million in non-cash expenses primarily comprised of share-based compensation expense, depreciation and amortization expense, non-cash lease expense and loss on extinguishment of debt.
For the year ended December 31, 2019, we incurred a net loss of $12.4 million. The primary reason for net cash used in operating activities of $47.0 million was the $68.2 million in net cash outflows from changes in our operating assets and liabilities, primarily due to increases in inventory to meet growth in anticipated sales and to accommodate longer lead times for international shipments, and increases in accounts receivable, partially offset by $33.7 million in non-cash expenses primarily comprised of share-based compensation expense, change in warrant liability and depreciation and amortization expense.
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
Depreciation and amortization expense was $13.3 million, $8.1 million and $4.9 million, in 2020, 2019 and 2018, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our growth and investment in property, plant and equipment.
For the year ended December 31, 2020, net cash used in investing activities was $74.9 million and consisted of $57.7 million in cash outflows for purchases of property, plant and equipment, primarily driven by continued investments in production equipment and facilities related to our capacity expansion initiatives and international expansion, including the acquisition of a manufacturing facility in Europe located in Enschede, the Netherlands, $15.5 million for the acquisition of assets from a former co-manufacturer, $2.3 million in cash outflows related to property, plant and equipment purchased for sale to co-manufacturers, and security deposits, partially offset by proceeds from sale of assets held for sale.
For the year ended December 31, 2019, net cash used in investing activities was $26.2 million and consisted of $23.8 million in cash outflows for purchases of property, plant and equipment, primarily for manufacturing facility improvements and manufacturing equipment, $2.1 million in cash outflows related to property, plant and equipment purchased for sale to co-manufacturers, and security deposits, partially offset by proceeds from sale of assets held for sale.

For the year ended December 31, 2018, net cash used in investing activities was $23.2 million and consisted of $22.2 million in cash outflows for the purchases of property, plant and equipment, manufacturing facility improvements and manufacturing equipment, $1.0 million in cash outflows related to property, plant and equipment purchased for sale to co-manufacturers, and security deposits, partially offset by proceeds from sale of fixed assets.
Net Cash Provided by Financing Activities
For the year ended December 31, 2020, net cash used by financing activities was $1.8 million primarily due to $31.0 million in extinguishment of prior credit facilities, debt issuance costs of $1.2 million associated with our new revolving credit facility and debt extinguishment costs of $1.2 million associated with our refinanced credit arrangements, partially offset by $25.0 million in net proceeds to us from our revolving credit facility. Cash flows from financing activities included $9.0 million in proceeds from stock option exercises, partially offset by $2.3 million in payments of minimum withholding taxes on net share settlement of equity awards, and $70,000 in payments of finance lease obligations.
For the year ended December 31, 2019, net cash provided by financing activities was $294.9 million primarily as a result of $254.9 million in net proceeds from our IPO, net of issuance costs, $37.4 million in net proceeds to us from the Secondary Offering, net of issuance costs, and $2.7 million in proceeds from stock option exercises, partially offset by $55,000 in payments toward finance lease obligations.
For the year ended December 31, 2018, financing activities provided $76.2 million in cash as a result of $51.3 million of proceeds from the issuance of our Series G and H preferred stock, net of issuance costs, $20.0 million in borrowings under our term loan facility, $6.0 million in borrowings under our revolving credit line, $5.0 million in borrowings under an equipment loan facility, and $1.4 million in proceeds from stock option exercises, partially offset by cash outflows for repayment of a note with the Missouri Department of Economic Development, and borrowings under our 2016 Revolving Credit Facility and 2016 Term Loan Facility. The proceeds from the borrowings were used to finance our operations.
Contractual Obligations and Commitments
Revolving Credit Facility
On April 21, 2020, we entered into the 2020 Credit Agreement. Concurrently with the effectiveness of the 2020 Credit Agreement, on April 21, 2020, we terminated the SVB Credit Facilities and the Equipment Loan Facility, paying off an aggregate of $31.0 million in loan balances. See Note 8, Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Leases
On January 1, 2020, we adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”) using the modified retrospective approach, which permits application of this new guidance at the beginning of the period of adoption, with comparative periods continuing to be reported under Accounting Standards Codification (“ASC”) No. 840 (“ASC 840”). Upon adoption of ASU 2016-02, we recognized operating lease right-of-use assets of $11.9 million adjusted for $0.3 million previously recorded as deferred rent and $0.2 million previously recorded as prepaid rent on our consolidated balance sheets. We also recorded $1.4 million in current operating lease liabilities and $10.6 million in operating lease liabilities, net of current portion.
As part of this adoption, we elected to not record operating lease right-of-use assets or operating lease liabilities for leases with an initial term of 12 months or less. We elected to separate the lease and non-lease components on all new or modified operating leases for the co-manufacturing class of assets for the purpose of recording operating lease right-of-use assets and operating lease liabilities and to combine lease and non-lease components on all new or modified operating leases into a single lease component for all other classes of assets. Short-term lease payments for the year ended December 31, 2020 totaled $0.3 million.
As of December 31, 2020, we had recorded $14.6 million in operating lease right-of-use assets, $3.1 million in current operating lease liabilities and $11.8 million in operating lease liabilities, net of current portion.
During the year ended December 31, 2020, we amended two operating leases for our manufacturing facilities in Columbia, Missouri, one to extend the lease term by two years and another to include land adjacent to the facility upon which the landlord will construct a parking lot. We also assumed an operating lease under which we are leasing certain real property and a building consisting of approximately 142,317 square feet in Columbia, Missouri, for a term expiring on April 30, 2023 with no renewal options. See Note 4, Leases, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Subsequent to the year ended December 31, 2020, on January 14, 2021, we entered into a 12-year lease with two 5-year renewal options to house our corporate headquarters, lab and innovation space in El Segundo, California. See Note 14, Subsequent Events, to Notes to Consolidated Financial Statements included elsewhere in this report.
China Investment and Lease Agreement
On September 22, 2020, we and BYND JX entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX has agreed to make certain investments in the JXEDZ in two phases of development and we have agreed to guarantee certain repayment obligations of BYND JX under such agreement. During Phase 1, the Company has agreed to invest $10.0 million in the JXEDZ through an intercompany investment in BYND JX and BYND JX has agreed to lease a facility in the JXEDZ for a minimum of two (2) years. In connection with such agreement, BYND JX entered into a factory leasing contract on September 11, 2020 with an affiliate of the JX Committee, pursuant to which BYND JX has agreed to lease and renovate a facility in the JXEDZ for a minimum of two (2) years. In the event that the Company and BYND JX determine, in their sole discretion, to proceed with the Phase 2 development in the JXEDZ, BYND JX has agreed in the first stage of Phase 2 to invest $30.0 million to acquire the land use right to a state-owned land plot in the JXEDZ to conduct development and construction of a new production facility. Following the first stage of Phase 2, the Company and BYND JX may determine, in their sole discretion, to permit BYND JX to invest an additional $10.0 million to obtain a second state-owned land plot in the JXEDZ in order to construct an additional facility thereon. See Note 11, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Purchase Commitments
On January 10, 2020, we and Roquette Frères (“Roquette”) entered into a multi-year sales agreement pursuant to which Roquette will provide us with plant-based protein. The agreement expires on December 31, 2022; however it can be terminated after 18 months under certain circumstances. This agreement increases the amount of plant-based protein to be supplied by Roquette in each of 2020, 2021 and 2022 compared to the amount supplied 2019. The plant-based protein sourced under the supply agreement is secured on a purchase order basis regularly, per specified minimum monthly and semi-annual quantities, throughout the term. We are not required to purchase plant based protein in amounts in excess of such specified minimum quantities; however the Company has the option to increase such minimum quantities for delivery in each of 2021 and 2022. The total annual amount purchased each year by us must be at least the minimum amount specified in the agreement, which totals in the aggregate $154.1 million over the term of the agreement. We also have the right to be indemnified by Roquette in certain circumstances.
As of December 31, 2020, we had committed to purchase pea protein inventory totaling $141.9 million, approximately $83.4 million in 2021 and $58.5 million in 2022. In addition, as of December 31, 2020, we had approximately $19.5 million in purchase order commitments for capital expenditures primarily to purchase machinery and equipment. Payments for these purchases will be due within twelve months.

The following table summarizes our significant contractual obligations as of December 31, 2020:

	Payments Due by Period
(in thousands)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
Operating lease obligations(1)(2)	$16,325	$3,455	$5,993	$2,963	$3,914
Financing lease obligations(3)	238	80	128	30	—
Revolving Credit Facility(4)	25,887	25,887	—	—	—
Purchase commitments—inventory(5)	141,863	83,362	58,501	—	—
Purchase commitments—assets(6)	19,477	19,477	—	—	—
Total	$203,790	$132,261	$64,622	$2,993	$3,914
___________________
(1)Includes lease payments for our Manhattan Beach Project Innovation Center and corporate offices in El Segundo, California, and our manufacturing facilities in Columbia, Missouri.
(2)Excludes El Segundo Campus lease agreement entered into subsequent to the year ended December 31, 2020. See Note 14 , Subsequent Events, to the Notes to Consolidated Financial Statements included elsewhere in this report.
(3)Consists of payments under various financing leases for certain equipment.
(4)Includes principal and interest accrued at a floating rate under the Revolving Credit Facility. Subsequent to the year ended December 31, 2020, on February 25, 2021, we paid down our outstanding borrowings and had no borrowings outstanding under the revolving credit facility.
(5)Consists of commitments to purchase pea protein inventory.
(6)Consists of commitments to purchase property, plant and equipment.

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
We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain. Therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates and assumptions. See Note 2. Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements included elsewhere in this report for information about these critical accounting policies as well as a description of our other accounting policies.
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
Revenue is measured as the amount of consideration the Company expects to receive in exchange for fulfilling the performance obligation. Sales and other taxes the Company collects concurrent with the sale of products are excluded from revenue. The Company's normal payment terms vary by the type and location of its customers and the products offered. The time between invoicing and when payment is due is not significant. None of the Company's customer contracts as of December 31, 2020 contains a significant financing component.
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
Asset Acquisition and Purchase Price Allocation
We follow the guidance in ASC 805, Business Combinations, for determining whether an acquisition meets the definition of a business combination or asset acquisition. ASC 805-10-55-5A through 5C provides a practical screen test to determine if substantially all the fair value of the assets acquired, generally 90% of the total fair value of assets acquired, is concentrated in a single asset or group of similar assets. If the initial screening test is met, the transaction is considered an asset acquisition and not a business combination. If the initial screening test is not met, further assessment is necessary to determine if the following are present—outputs, inputs and substantive processes, an organized workforce to convert existing inputs into output. Based on the results of this analysis and conclusion on an acquisition’s classification of a business combination or asset acquisition, the accounting treatment is determined. We use considerable judgment in determining whether the acquisition of a pool of assets is an acquisition of assets or of a business. Because acquisition costs are expensed for an acquisition of a business and capitalized for an acquisition of assets, results of operations could be materially different based on our determination.
For acquisitions that are accounted for as acquisitions of assets, we record the acquired tangible and intangible assets and assumed liabilities, if any, based on each asset’s and liability's relative fair value at the acquisition date to the total purchase price plus capitalized acquisition costs.
Emerging Growth Company Status
Effective December 31, 2020, we lost our EGC status and are now categorized as a Large Accelerated Filer based upon the current market capitalization of the Company according to Rule 12b-2 of the Exchange Act. As a result, we must comply with all financial disclosure and governance requirements applicable to Large Accelerated Filers.
Recently Adopted Accounting Pronouncements
Please refer to Note 2, Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements included elsewhere in this report for a discussion of recently adopted accounting pronouncements and new accounting pronouncements that may impact us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business, including fluctuations in interest rates, raw material prices, foreign currency exchange fluctuations and inflation as follows:
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
As of December 31, 2020, we had outstanding borrowings of $25.0 million and had no excess availability under the revolving credit facility. The interest rate on outstanding borrowings at December 31, 2020 was 3.5%. We exceeded the maximum permitted total leverage ratio financial covenant in the 2020 Credit Agreement for the fiscal quarter and year ended December 31, 2020; however, subsequent to the year ended December 31, 2020, on February 25, 2021, we paid down our outstanding borrowings and had no borrowings outstanding under the revolving credit facility. Based on the average interest rate on our 2020 Credit Agreement and to the extent that borrowings were outstanding, we do not believe that a 1.0% change in the interest rate would have a material effect on our results of operations or financial condition.
Ingredient Risk
We are exposed to risk related to the price and availability of our ingredients because our profitability is dependent on, among other things, our ability to anticipate and react to raw material and food costs. Currently, the main ingredient in our products is pea protein, which is sourced from peas grown in the United States, France and Canada. The prices of pea protein and other ingredients we use are subject to many factors beyond our control, such as the number and size of farms that grow yellow peas, the vagaries of these farming businesses, including poor harvests due to adverse weather conditions, natural disasters and pestilence, and changes in national and world economic conditions, including as a result of COVID-19. In addition, we purchase some ingredients and other materials offshore, and the price and availability of such ingredients and materials may be affected by political events or other conditions in these countries or tariffs or trade wars. As of December 31, 2020, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $3.2 million or a decrease of approximately $3.2 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials. In the first quarter of 2020, we entered into a multi-year sales agreement with Roquette for the supply of pea protein. See Note 11, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Foreign Exchange Risk
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
Unrealized translation gains, net of tax, reported as cumulative translation adjustments through other comprehensive income were $1.7 million as of December 31, 2020. Foreign currency transaction losses included in other, net were $0.2 million, $0 and $0 during the years ended December 31, 2020, 2019 and 2018, respectively.
Sensitivity to foreign currency exchange rates was not material as of December 31, 2020 and 2019.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Beyond Meat, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Beyond Meat, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Asset Acquisition — Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of certain assets from a former co-manufacturer for cash consideration of $15.5 million (including $1 million of acquisition costs) on October 30, 2020. The Company accounted for the acquisition as an asset acquisition. Accordingly, the purchase price paid for assets acquired was allocated, based on relative fair value, to property, plant, and equipment and assembled workforce in the amounts of $13.6 million and $1.9 million, respectively. The method for determining relative fair value varied depending on the type of asset.

We identified the accounting for the acquisition as a critical audit matter due to the complexity involved and the management judgment necessary to determine whether the acquisition represents a business combination or an asset acquisition, including whether the Company acquired the necessary inputs and processes to meet the definition of a business. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals having expertise in business combination accounting, when performing audit procedures to evaluate management’s judgments and conclusions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of whether the acquisition represented a business combination or an asset acquisition included the following, among others:

•We tested the effectiveness of controls over the accounting treatment of the acquisition.

•We read and analyzed the asset purchase agreement to evaluate the accounting treatment for the acquisition.

•With the assistance of professionals having expertise in business combination accounting, we evaluated management’s conclusion that the acquisition represented an asset acquisition.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 1, 2021

We have served as the Company's auditor since 2015.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$159,127	$275,988
Accounts receivable	35,975	40,080
Inventory	121,717	81,596
Prepaid expenses and other current assets	15,407	5,930
Total current assets	332,226	403,594
Property, plant, and equipment, net	115,299	47,474
Operating lease right-of-use assets	14,570	—
Other non-current assets, net	5,911	855
Total assets	$468,006	$451,923
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$53,071	$26,923
Wages payable	2,843	1,768
Accrued bonus	57	4,129
Current portion of operating lease liabilities	3,095	—
Accrued expenses and other current liabilities	4,830	3,805
Short-term borrowings under revolving credit facility	25,000	—
Short-term borrowings under revolving credit line and bank term loan	—	11,000
Short-term finance lease liabilities	71	72
Total current liabilities	$88,967	$47,697
Long-term liabilities:
Long-term portion of bank term loan, net	$—	$14,637
Equipment loan, net	—	4,932
Operating lease liabilities, net of current portion	11,793	—
Finance lease obligations and other long term liabilities	149	567
Total long-term liabilities	$11,942	$20,136
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	$—	$—
Common stock, par value $0.0001 per share—500,000,000 shares authorized at December 31, 2020 and 2019; 62,820,351 and 61,576,494 shares issued and outstanding at December 31, 2020 and 2019, respectively	6	6
Additional paid-in capital	560,210	526,199
Accumulated deficit	(194,867)	(142,115)
Accumulated other comprehensive income	1,748	—
Total stockholders’ equity	$367,097	$384,090
Total liabilities and stockholders’ equity	$468,006	$451,923

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Net revenues	$406,785	$297,897	$87,934
Cost of goods sold	284,510	198,141	70,360
Gross profit	122,275	99,756	17,574
Research and development expenses	31,535	20,650	9,587
Selling, general and administrative expenses	133,655	74,726	34,461
Restructuring expenses	6,430	4,869	1,515
Total operating expenses	171,620	100,245	45,563
Loss from operations	(49,345)	(489)	(27,989)
Other expense, net:
Interest expense	(2,576)	(3,071)	(1,128)
Remeasurement of warrant liability	—	(12,503)	(1,120)
Other, net	(759)	3,629	352
Total other expense, net	(3,335)	(11,945)	(1,896)
Loss before taxes	(52,680)	(12,434)	(29,885)
Income tax expense	72	9	1
Net loss	$(52,752)	$(12,443)	$(29,886)
Net loss per share available to common stockholders—basic and diluted	$(0.85)	$(0.29)	$(4.75)
Weighted average common shares outstanding—basic and diluted	62,290,445	42,274,777	6,287,172
The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2020	2019	2018

Net loss	$(52,752)	$(12,443)	$(29,886)
Other comprehensive income, net of tax:
Foreign currency translation gain, net of tax	1,748	—	—
Comprehensive loss, net of tax	$(51,004)	$(12,443)	$(29,886)
The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Loans to Related Parties	Accumulated Deficit	Accumulated Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	39,361,211	$148,194	5,724,506	$1	$4,823	$(951)	$(99,786)	$—	$(95,913)
Net loss	—	—	—	—	—	—	(29,886)		(29,886)
Exercise of common stock options	—	—	1,139,962	—	1,369	—	—		1,369
Share-based compensation	—	—	—	—	2,241	—	—		2,241
Re-purchase of common stock	—	—	(48,909)	—	(514)	—	—		(514)
Grant of restricted stock	—	—	135,791	—	2	—	—		2
Payoff of promissory notes receivable for restricted stock purchase	—	—	—	—	—	951	—		951
Issuance of Series G Preferred Stock, net of issuance costs of $27	125,684	1,347	—	—	—	—	—		—
Issuance of Series H Preferred Stock, net of issuance costs of $284	2,075,216	49,999	—	—	—	—	—		—
Balance at December 31, 2018	41,562,111	$199,540	6,951,350	$1	$7,921	$—	$(129,672)	$—	$(121,750)
Net loss	—	—	—	—	—	—	(12,443)		(12,443)
Issuance of common stock pursuant to the IPO, net of issuance costs of $4.9 million	—	—	11,068,750	1	252,452	—	—		252,453
Issuance of common stock upon conversion of convertible preferred stock	(41,562,111)	(199,540)	41,562,111	4	199,536	—	—		199,540
Issuance of common stock upon exercise of common stock warrants	—	—	214,875	—	—	—	—		—
Reclassification of warrant liability to additional paid-in capital upon closing of the initial public offering	—	—	—	—	14,421	—	—		14,421
Issuance of common stock pursuant to the Secondary Offering, net of issuance costs of $1.1 million	—	—	250,000	—	37,394	—	—		37,394
Exercise of common stock options	—	—	1,529,408	—	2,669	—	—		2,669
Share-based compensation for equity-classified awards	—	—	—	—	11,806	—	—		11,806
Balance at December 31, 2019	—	$—	61,576,494	$6	$526,199	$—	$(142,115)	$—	$384,090
Net loss	—	—	—	—	—	—	(52,752)	—	(52,752)
Issuance of common stock under equity incentive plans, net	—	$—	1,243,857	—	6,732	—	—	—	6,732
Share-based compensation for equity classified awards	—	$—	—	—	27,279	—	—	—	27,279
Foreign currency translation adjustment	—	$—	—	—	—	—	—	1,748	1,748
Balance at December 31, 2020	—	—	62,820,351	$6	$560,210	$—	$(194,867)	$1,748	$367,097
The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(52,752)	$(12,443)	$(29,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,299	8,106	4,921
Non-cash lease expense	2,341	—	—
Share-based compensation expense	27,279	12,807	2,241
Loss on sale of fixed assets	222	93	76
Amortization of debt issuance costs	256	181	109
Loss on extinguishment of debt	1,538	—	—
Change in preferred and common stock warrant liabilities	—	12,503	1,120
Net change in operating assets and liabilities:
Accounts receivable	4,516	(27,454)	(9,045)
Inventories	(38,863)	(51,339)	(22,113)
Prepaid expenses and other assets	(9,699)	(2,362)	325
Accounts payable	16,027	10,149	10,455
Accrued expenses and other current liabilities	(1,965)	2,743	3,798
Operating lease liabilities	(2,194)	—	—
Long-term liabilities	—	21	278
Net cash used in operating activities	$(39,995)	$(46,995)	$(37,721)

Cash flows used in investing activities:
Purchases of property, plant and equipment	$(57,696)	$(23,795)	$(22,228)
Asset acquisition	(15,482)	—	—
Proceeds from sale of fixed assets	—	—	67
Purchases of property, plant and equipment held for sale	(2,288)	(2,123)	(1,022)
Proceeds from sale of assets held for sale	599	299	—
Payment of security deposits	(33)	(545)	(59)
Net cash used in investing activities	$(74,900)	$(26,164)	$(23,242)

Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to the initial public offering, net of issuance costs	$—	$254,868	$—
Proceeds from issuance of common stock pursuant to the secondary public offering, net of issuance costs	—	37,394	—
Proceeds from Series H preferred stock offering, net of offering costs	—	—	49,999
Proceeds from Series G preferred stock offering, net of offering costs	—	—	1,347
Proceeds from revolving credit facility	50,000	—	—
Proceeds from revolving credit line	—	—	6,000
Proceeds from term loan borrowing	—	—	20,000
(continued on next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended December 31,
	2020	2019	2018
Proceeds from equipment loan borrowing	—	—	5,000
Proceeds from payoff of notes receivable for restricted stock purchase	—	—	951
Debt issuance costs	(1,224)	—	(437)
Debt extinguishment costs	(1,200)	—	—
Repayments on revolving credit facility	(25,000)	—	—
Repayments on revolving credit line	(6,000)	—	(2,500)
Repayment on term loan	(20,000)	—	(1,000)
Repayment of equipment loan	(5,000)	—	—
Repayment of Missouri Note	—	—	(1,450)
Principal payments under finance lease obligations	(70)	(55)	(153)
Proceeds from exercise of stock options	9,007	2,669	1,369
Proceeds from restricted stock exercise	—	—	2
Payments of minimum withholding taxes on net share settlement of equity awards	(2,275)	—	—
Payments of deferred offering costs	—	—	(2,415)
Payment for repurchase of common stock	—	—	(514)
Net cash (used in) provided by financing activities	$(1,762)	$294,876	$76,199
Net (decrease) increase in cash and cash equivalents	$(116,657)	$221,717	$15,236
Cash and cash equivalents at the beginning of the period	275,988	54,271	39,035
Effect of exchange rate changes on cash	(204)	—	—
Cash and cash equivalents at the end of the period	$159,127	$275,988	$54,271

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,564	$3,019	$924
Taxes	$18	$9	$4
Non-cash investing and financing activities:
Finance lease obligations for the purchase of property, plant and equipment	$—	$225	$85
Issuance of convertible preferred stock warrants in connection with debt	$—	$—	$248
Non-cash additions to property, plant and equipment	$10,719	$1,418	$1,146
Offering costs, accrued not yet paid	$—	$—	$745
Operating lease right-of-use assets obtained in exchange for lease liabilities	$4,706	$—	$—
Note receivable from sale of assets held for sale	$4,558	$—	$—
Reclassification of warrant liability to additional paid-in capital in connection with the initial public offering	$—	$14,421	$—
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$199,540	$—
(concluded)
The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. Introduction
The Company
Beyond Meat, Inc., a Delaware corporation (the “Company”), is one of the fastest growing food companies in the United States, offering a portfolio of revolutionary plant-based meats. The Company builds meat directly from plants, an innovation that enables consumers to experience the taste, texture and other sensory attributes of popular animal-based meat products while enjoying the nutritional and environmental benefits of eating the Company’s plant-based meat products. The Company’s brand commitment, “Eat What You Love,” represents a strong belief that there is a better way to feed our future and that the positive choices we all make, no matter how small, can have a great impact on our personal health and the health of our planet. By shifting from animal-based meat to plant-based meat, we can positively impact four growing global issues: human health, climate change, constraints on natural resources and animal welfare.
On September 7, 2018, the Company changed its name from Savage River, Inc. to Beyond Meat, Inc. On January 14, 2020, the Company registered its subsidiary, Beyond Meat EU B.V., in the Netherlands. On April 28, 2020, the Company registered its subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd. (“BYND JX”), in the Zhejiang Province in China.
The Company’s primary production facilities are located in Columbia, Missouri, and research and development and administrative offices are located in El Segundo, California. In addition to its own production facilities, the Company uses co-manufacturers in various locations in the United States, Canada and the Netherlands. In the second quarter of 2020, the Company acquired its first manufacturing facility in Europe located in Enschede, the Netherlands. This facility completed operational testing of dry blend production in late 2020 and is expected to begin commercial trial runs in the second quarter of 2021. In addition, in June 2020 the Company announced the official opening of a new co-manufacturing facility to be used for Beyond Meat production built by the Company’s distributor in the Netherlands. In the third quarter of 2020, the Company and BYND JX entered into an investment agreement and related factory leasing contract to design and develop manufacturing facilities in the Jiaxing Economic & Technological Development Zone to manufacture plant-based meat products under the Beyond Meat brand in China. Renovations in the leased facility commenced at the end of 2020 with trial production expected in the first quarter of 2021 and full-scale end-to-end production expected by the end of the second quarter of 2021.
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
As of December 31, 2020, approximately 90% of the Company’s long-lived assets were located in the United States.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

common stock on a one-for-one basis, and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for a total of 160,767 shares of common stock.
Secondary Public Offering
On August 5, 2019, the Company completed a secondary public offering (“Secondary Offering”) of common stock in which it sold 250,000 shares and the selling stockholders sold 3,487,500 shares. The shares were sold at a public offering price of $160.00 per share for net proceeds to the Company of approximately $37.4 million, after deducting underwriting discounts and commissions of $1.5 million and issuance costs of approximately $1.1 million payable by the Company. Total Secondary Offering issuance costs paid in 2019 were approximately $2.2 million, of which approximately $1.1 million was capitalized to reflect the costs associated with the issuance of new shares and offset against proceeds from the Secondary Offering. The Company did not receive any proceeds from the sale of common stock by the selling stockholders.
COVID-19
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The global spread and unprecedented impact of COVID-19 continues to create significant volatility, uncertainty and economic disruption. The Company’s operations and its financial results including net revenues, gross profit, gross margin and operating expenses were negatively impacted by COVID-19 in 2020. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), impact of the new COVID-19 variants and the rollout of COVID-19 vaccines, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business, results of operations, financial condition or liquidity. While the ultimate economic impact of COVID-19 continues to be uncertain, the Company expects that the adverse impact of COVID-19 on its business operations and results of operations, including its net revenues, gross profit, gross margin, earnings and cash flows, will continue into 2021. Future events and effects related to COVID-19 cannot be determined with precision and actual results could significantly differ from estimates or forecasts.
Emerging Growth Company Status
Upon the completion of the Company’s IPO, the Company elected to be an Emerging Growth Company (“EGC”), as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). Effective December 31, 2020, the Company lost its EGC status and is now categorized as a Large Accelerated Filer based upon the current market capitalization of the Company according to Rule 12b-2 of the Exchange Act. As a result, the Company must comply with all financial disclosure and governance requirements applicable to Large Accelerated Filers.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of the Company and its subsidiaries. All inter-company balances and transactions have been eliminated.
Fiscal Year
The Company operates on a fiscal calendar year, and each interim quarter is comprised of one 5-week period and two 4-week periods, with each week ending on a Saturday. The Company’s fiscal year

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
Management’s Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company include trade promotion accruals; useful lives of property, plant and equipment; valuation of deferred tax assets; valuation of inventory; incremental borrowing rate used to determine operating lease right-of-use assets and operating lease liabilities; assessment of contract-based factors, asset-based factors, entity-based factors and market-based factors to determine the lease term impacting right-of-use assets and lease liabilities; the valuation of the fair value of stock options used to determine share-based compensation expense; and the valuation of the fair value of common stock and preferred stock used in the remeasurement of warrants and liabilities. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates and such differences may be material to the financial statements.
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
Comprehensive Loss
Comprehensive loss includes unrealized gains (losses) on the Company’s foreign currency translation adjustments for the year ended December 31, 2020. During the years ended December 31, 2019 and 2018, the Company had no foreign operations, and as a result, comprehensive loss was equal to net loss for the years ended December 31, 2019 and 2018. Income taxes on the unrealized losses are not material.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Unrealized translation gains, net of tax, reported as cumulative translation adjustments through other comprehensive income were $1.7 million as of December 31, 2020. Foreign currency transaction losses included in other, net were $0.2 million, $0 and $0 during the years ended December 31, 2020, 2019 and 2018, respectively.
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
The Company had no financial instruments measured at fair value on a recurring basis as of December 31, 2020 and 2019. other than the liability classified share-settled obligation to one of the Company’s executive officers as discussed in Note 10 which represents a Level 1 financial instrument.
Prior to the IPO, the stock warrant liability was measured at fair value using Level 3 inputs upon issuance and at each reporting date. Inputs used to determine the estimated fair value of the warrant liability as of the valuation date included expected term of the warrants, the risk-free interest rate, volatility, and the fair value of underlying shares. There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 for 2020, 2019 or 2018.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The key assumptions used in the Black-Scholes option-pricing model for the valuation of the preferred stock warrant liability upon re-measurement were as follows:

Year Ended December 31, 2018
Expected term (in years)	2.0
Fair value of underlying shares	$19.02
Volatility	55.0%
Risk-free interest rate	2.48%
Dividend yield	—
Generally, increases or decreases in the fair value of the underlying convertible preferred stock or common stock would result in a directionally similar impact in the fair value measurement of the associated warrant liability.
The following table sets forth a summary of the changes in the fair value of the preferred and common stock warrant liabilities:

Year Ended December 31, 2019
(in thousands)
Beginning balance	$1,918
Fair value of warrants issued during the period	—
Change in fair value of warrant liability	12,503
Reclassification of warrant liability to additional paid-in capital in connection with the IPO	(14,421)
Ending balance	$—

The Company remeasured and reclassified the common stock warrant liability to additional paid-in-capital in connection with the IPO. The final re-measurement of the preferred stock warrant was based upon the publicly available stock price on the conversion date. Subsequent to the closing of the IPO, all outstanding warrants to purchase shares of common stock were cashless exercised and no warrants were outstanding as of December 31, 2020 and 2019.
Cash and Cash Equivalents
The Company maintains cash balances at two financial institutions in the United States. The cash balances may, at times, exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation or FDIC up to $250,000. The Company considers all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents. Cash equivalents comprise of approximately 80% in demand deposits and approximately 20% in money market accounts.
Accounts Receivable
The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any anticipated losses on the accounts receivable balances and recorded in allowance for doubtful accounts. Allowance for doubtful accounts is calculated based on the Company’s history of write-offs, level of past due accounts, and relationships with and economic status of the Company’s distributors or customers. The Company had no allowance for doubtful accounts as of December 31, 2020 or 2019.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining lease term. When assets are sold or retired, the asset and related accumulated depreciation are removed from the respective account balances and any gain or loss on disposal is included in loss from operations. Expenditures for repairs and maintenance are charged directly to expense when incurred. See Note 7.
Accounting for Acquisition
The Company follows the guidance in ASC 805, Business Combinations, for determining whether an acquisition meets the definition of a business combination or asset acquisition. The acquired assets may include, but are not limited to land, building, building improvements, manufacturing equipment and assembled work force.
For acquisitions that are accounted for as acquisitions of assets, the Company records the acquired tangible and intangible assets and assumed liabilities, if any, based on each asset’s and liability's relative fair value at the acquisition date to the total purchase price plus capitalized acquisition costs. The method for determining relative fair value varies depending on the type of asset.
The Company has completed one acquisition to date. See Note 5.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Impairment of Long-Lived Assets
Long-lived assets, including property and equipment, are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. When events or circumstances indicate that impairment may be present, management evaluates the probability that future undiscounted net cash flows received will be less than the carrying amount of the asset. If projected future undiscounted cash flows are less than the carrying value of an asset, then such assets are written down to their fair values. Other than the write off of certain property, plant and equipment in connection with the restructuring efforts disclosed in Note 3, the Company concluded that no long-lived assets were impaired during the fiscal years ended December 31, 2020, 2019 and 2018.
Deferred Offering Costs
Offering costs, consisting primarily of legal, accounting, printing and filing services, and other direct fees and costs related to the IPO, were capitalized and offset against proceeds from the IPO. Total IPO issuance costs were $4.9 million, of which $2.4 million was incurred and paid as of December 31, 2018 and an additional $2.5 million was incurred and paid in 2019. Total Secondary Offering costs paid in 2019 were approximately $2.2 million, of which approximately $1.1 million was capitalized to reflect the costs associated with the issuance of new shares and offset against proceeds from the Secondary Offering. The remainder of the Secondary Offering costs were associated with the expense of selling existing shares by the selling stockholders and were recorded in SG&A expenses in the statement of operations for 2019. There were no unpaid IPO issuance costs or Secondary Offering issuance costs in accounts payable or prepaid IPO issuance costs in prepaid expenses as of December 31, 2020.
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
With respect to uncertain tax positions, the Company recognizes in its financial statements those tax positions determined to be more likely than not of being sustained upon examination, based on the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

technical merits of the positions. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense. See Note 12.
Leases
The Company leases certain equipment used for research and development and operations under both capital and operating lease agreements. An asset and a corresponding liability for the finance lease obligations are established for the cost of a finance lease. Finance lease assets are included in property, plant and equipment, net in the Company’s consolidated balance sheets.
Operating leases include lease arrangements for the Company’s corporate offices, the Manhattan Beach Project Innovation Center, manufacturing facilities and, to a lesser extent, equipment. Operating leases with a term greater than one year are recorded on the consolidated balance sheets as operating lease right-of-use assets and operating lease liabilities at the commencement date. The Company records these balances initially at the present value of future minimum lease payments calculated using the Company’s incremental borrowing rate and expected lease term. Certain adjustments to the operating lease right-of-use assets may be required for items such as initial direct costs paid or incentives received. Upon adoption of ASU 2016-02, the Company elected to combine lease and non-lease components on all new or modified leases into a single lease component, for all classes of assets other than the co-manufacturing class of assets, which we recognize over the expected term on a straight-line expense basis. The Company elected to separate the lease and non-lease components on all new or modified operating leases for the co-manufacturing class of assets for the purpose of recording operating lease right-of-use assets and operating lease liabilities. Prior to fiscal 2020, the Company accounted for leases under ASC 840 and did not record operating leases on its consolidated balance sheets. See Note 4.
Contingencies
The Company is subject to a range of claims, lawsuits, and administrative proceedings that arise in the ordinary course of business. The Company accrues a liability (which amount includes litigation costs expected to be incurred) and charges operations for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated, in accordance with the recognition criteria of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 450, Contingencies. Estimating liabilities and costs associated with these matters require significant judgment based upon the professional knowledge and experience of management and its legal counsel. See Note 11.
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which, along with subsequent ASUs, amended the existing accounting standards for revenue recognition (“Topic 606”). This guidance is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to receive when products are transferred to customers. ASU 2014-09 was effective for the Company beginning January 1, 2019. The majority of the Company’s contracts with customers generally consist of a single performance obligation to transfer promised goods. Based on the Company’s evaluation and review of its contracts with customers, the timing and amount of revenue recognized based on ASU 2014-09 is consistent with the Company’s revenue recognition policy under previous guidance. The Company has therefore concluded that the adoption of ASU 2014-09 did not have a material impact on its financial position, results of operations, or cash flows.
Revenue is recognized at the point in which the performance obligation under the terms of a contract with the customer have been satisfied and control has transferred. The Company’s performance obligation is typically defined as the accepted purchase order, the direct-to-consumer order, or the contract with the customer which requires the Company to deliver the requested products at agreed upon

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

prices at the time and location of the customer’s choice. The Company does not offer warranties or a right to return on the products it sells except in the instance of a product recall.
Revenue is measured as the amount of consideration the Company expects to receive in exchange for fulfilling the performance obligation. Sales and other taxes the Company collects concurrent with the sale of products are excluded from revenue. The Company's normal payment terms vary by the type and location of its customers and the products offered. The time between invoicing and when payment is due is not significant. None of the Company's customer contracts as of December 31, 2020 contains a significant financing component.
The Company routinely offers sales discounts and promotions through various programs to its customers and consumers. These programs include rebates, temporary on shelf price reductions, buy-one-get-one free programs, off invoice discounts, retailer advertisements, product coupons and other trade activities. Provision for discounts and incentives are recorded in the same period in which the related revenues are recognized. At the end of each accounting period, the Company recognizes a liability for estimated sales discounts that have been incurred but not paid which totaled $3.6 million and $1.6 million as of December 31, 2020 and 2019, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.
The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. The incremental cost to obtain contracts was not material.
Presentation of Net Revenues by Channel
Effective January 1, 2020, the Company began presenting net revenues by geography and distribution channel as follows:

Distribution Channel	Description
U.S. Retail	Net revenues from retail sales to the U.S. market(1)
U.S. Foodservice	Net revenues from restaurant and foodservice sales to the U.S. market
International Retail	Net revenues from retail sales to international markets, including Canada
International Foodservice	Net revenues from restaurant and foodservice sales to international markets, including Canada
____________
(1) Includes net revenues from direct-to-consumer sales.

Net revenues from sales to the Canadian market, previously included with net revenues from sales to the U.S. market, have been reclassified to International net revenues. Prior period amounts have been recast to conform to the current period presentation. The foregoing change in presentation had no impact on the Company’s net revenues, results of operations or cash flows.
Effective January 1, 2020, the Company also eliminated the presentation of net revenues by platform as it is no longer material to an understanding of the Company’s financial results. Previously, the Company presented net revenues by platform for its “ready-to-cook” or fresh platform, and “ready-to-heat” or frozen platform. Gross revenues from sales of products in the Company’s frozen platform were 5.5% of gross revenues in the year ended December 31, 2019, as compared to 16.3% of gross revenues in the year ended December 31, 2018.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table presents the Company’s net revenues by channel:

	Year Ended December 31,
	2020	2019	2018
(in thousands)
U.S.:
Retail	$264,111	$129,383	$49,772
Foodservice	60,763	70,372	20,717
U.S. net revenues	324,874	199,755	70,489
International:
Retail	36,472	15,426	1,007
Foodservice	45,439	82,716	16,438
International net revenues	81,911	98,142	17,445
Net revenues	$406,785	$297,897	$87,934

One customer accounted for approximately 13% of the Company’s gross revenues in 2020; two distributors accounted for approximately 17% and 16%, respectively, of the Company’s gross revenues in 2019; and three distributors accounted for approximately 32%, 21% and 13%, respectively, of the Company’s gross revenues in 2018. No other distributor or customer accounted for more than 10% of the Company’s gross revenues in 2020, 2019 or 2018.
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
The Company calculates basic and diluted EPS available to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considers all series of convertible preferred stock issued and outstanding prior to the IPO to be participating securities. Under the two-class method, the net loss available to common stockholders was not allocated to the convertible preferred stock as the holders of convertible preferred stock issued and outstanding prior to the IPO did not have a contractual obligation to share in losses. Computation of EPS for the years ended December 31, 2020 and 2019 also excludes adjustments under the two-class method relating to a liability classified, share-settled obligation to an executive officer to deliver a variable number of shares based on a fixed monetary amount because the shares to be delivered are not participating securities as they do not have voting rights and are not entitled to participate in dividends until they are issued.
Nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method. The nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence nonvested restricted stock shares are deemed to be participating securities. Under the two-class method, net income, but not net loss, available to nonvested restricted stockholders is excluded from net income available to common

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

stockholders for purposes of calculating basic and diluted EPS. Net loss available to common stockholders is not allocated to unvested restricted stock as the holders of unvested restricted stock do not have a contractual obligation to share in losses. In periods when the Company records net loss, all potential common shares are excluded in the computation of EPS because their inclusion would be anti-dilutive. See Note 13.
Prepaid Expenses
Prepaid expenses primarily include prepaid rent and insurance, which are expensed in the period to which they relate.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses are primarily comprised of selling, marketing expenses and administrative expenses, share-based compensation, outbound shipping and handling costs, non-manufacturing rent expense, depreciation and amortization expense on non-manufacturing assets and other non-production operating expenses. Selling and marketing expenses include share-based compensation awards to brand ambassadors, advertising costs, costs associated with consumer promotions, product samples and sales aids incurred to acquire new customers, retain existing customers and build brand awareness. Administrative expenses include the expenses related to management, accounting, legal, IT, and other office functions. Advertising costs are expensed as incurred. Advertising costs in the years ended December 31, 2020, 2019 and 2018 were $0.3 million, $0.3 million and $62,000, respectively. Non-advertising related components of the Company’s total marketing expenditures primarily include costs associated with consumer promotions, product sampling, and sales aids, which are also included in SG&A.
Shipping and Handling Costs
The Company does not bill its distributors or customers shipping and handling fees. The Company’s products are predominantly shipped to its distributors or customers as “FOB Destination,” with control of the products transferred to the customer at the destination. In-bound shipping and handling costs incurred in manufacturing a product are included in inventory and reflected in cost of goods sold when the sale of that product is recognized. Outbound shipping and handling costs, including shipping and handling costs related to direct-to-consumer sales, are considered as fulfillment costs and are recorded in SG&A expenses. Outbound shipping and handling costs included in SG&A expenses in 2020, 2019 and 2018 were $11.9 million, $10.9 million and $6.1 million, respectively.
Research and Development
Research and development costs, which includes enhancements to existing products and new product development, are expensed in the period incurred. Research and development expenses primarily consist of personnel and related expenses for the Company’s research and development staff, including salaries, benefits, bonuses, and share-based compensation, scale-up expenses, and depreciation and amortization expense on research and development assets. Research and development expenses in the years ended December 31, 2020, 2019 and 2018, were $31.5 million, $20.7 million and $9.6 million, respectively.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
In addition, the Company estimates the expected impact of forfeited awards and recognizes share-based compensation cost only for those awards ultimately expected to vest. If actual forfeiture rates differ materially from the Company’s estimates, share-based compensation expense could differ significantly from the amounts the Company has recorded in the current period. The Company periodically reviews actual forfeiture experience and will revise its estimates, as necessary. The Company will recognize as compensation cost the cumulative effect of the change in estimated forfeiture rates on current and prior periods in earnings of the period of revision. As a result, if the Company revises its assumptions and estimates, the Company’s share-based compensation expense could change materially in the future. See Note 10.
Employee Benefit Plan
On January 1, 2017 the Company initiated a 401(k) retirement saving plan (“401-K Plan”) for the benefit of eligible employees. Under terms of this plan, eligible employees are able to make contributions of their wages on a tax-deferred basis. The Company has incurred $0.7 million, $0.2 million and $0 in matching contribution to the 401-K Plan in 2020, 2019 and 2018, respectively.
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
Effective February 27, 2020, Seth Goldman resigned as Executive Chair of the Company.  Upon such resignation, Mr. Goldman continued to serve in his capacity as a Class I director and Chair of the Board of the Company.  In connection with Mr. Goldman’s resignation as Executive Chair, the Company and Mr. Goldman terminated the consulting agreement effective as of February 27, 2020. Total consulting fees paid to Mr. Goldman under the consulting agreement prior to its termination in 2020, 2019 and 2018 were $60,631, $265,548 and $189,583, respectively. In addition, Mr. Goldman was entitled to receive a bonus for service in 2019 in the amount of $121,260, which was paid in the first quarter of 2020.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Bernhard van Lengerich
The Company first entered into an advisor agreement with Food System Strategies, LLC in October 2015. Bernhard van Lengerich. Ph.D., a member of the Company’s Board of Directors, is the Chief Executive Officer of Food System Strategies, LLC. Pursuant to this advisor agreement, the Company paid Food System Strategies, LLC $4,000 for each day Dr. van Lengerich provided services. In February 2016, the Company entered into a new advisor agreement with Food System Strategies, LLC, which superseded the original agreement and provided for a $25,000 monthly retainer and a non-qualified stock option covering 532,590 shares of common stock, which vested in equal monthly installments over three years in consideration of Dr. van Lengerich providing services as the Company’s interim Chief Technical Officer and head of research and development, and the increased time commitment associated with these roles. In December 2016, the advisor agreement was amended to provide for a $10,000 monthly retainer to reflect the fact that Dr. van Lengerich would only be providing advisory services five to six days a month going forward.
Effective December 31, 2019, the Company and Food System Strategies, LLC agreed that the term of the advisor agreement would end. Total advisor fees paid to Food System Strategies, LLC for the services of Mr. van Lengerich in 2019 and 2018 were $120,000 (including amounts paid in 2020) and $140,000, respectively.
Donald Thompson
In 2018, the Company reimbursed Cleveland Avenue, LLC, a venture capital investment company, led by Don Thompson, for certain costs that were incurred by Cleveland Avenue, LLC in connection with Company presentations and the hosting of Company meetings. Cleveland Avenue, LLC received $121,546 in reimbursements for staff time, food, food preparation and facility rental costs. The Company did not incur any such costs in 2020 or 2019.
Michael Pucker
Michael A. Pucker, a partner of Latham & Watkins LLP, is a former member of the Company’s board of directors and the spouse of Gigi Pritzker Pucker. Ms. Pucker may be deemed to be a holder of more than 5% of the Company’s outstanding common stock. In the years ended December 31, 2020 and 2019, the Company made aggregate payments of approximately $11.1 million and $70,695 to Latham & Watkins LLP for legal services. As of December 31, 2020, the Company had billed and unbilled fees for legal services of $1.0 million due to Latham & Watkins LLP.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to ASC 840. ASU 2016-02 requires that a lessee recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term.
On January 1, 2020, the Company adopted ASU 2016-02 using the modified retrospective approach, which permits application of this new guidance at the beginning of the period of adoption, with comparative periods continuing to be reported under ASC 840. The Company also elected the package of practical expedients permitted under the transition guidance within ASU 2016-02, which among other things, permits the Company to not reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight practical expedient or the practical expedient pertaining to land easements, the latter not being applicable to the Company. As part of this adoption, the Company elected not to record operating right-of-use assets or operating lease liabilities for leases with an initial term of 12 months or less. Payments on those leases will be recognized on a straight-line basis through the Company’s consolidated

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

statements of operations over the lease term. The Company elected to separate the lease and non-lease components on all new or modified operating leases for the co-manufacturing class of assets for the purpose of recording operating lease right-of-use assets and operating lease liabilities and to combine lease and non-lease components on all new or modified operating leases into a single lease component for all other classes of assets. See Note 4.
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
In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”), Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"). The amendments in ASU 2020-06 simplify accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share ("EPS") and the treasury stock method will no longer be available. ASU 2020-06 is effective for interim and annual reporting periods beginning after December 15, 2021, with early adoption permitted. The Company will evaluate the impact of ASU 2020-06 on the Company's financial position, results of operations or cash flows, if applicable.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note 3. Restructuring
In May 2017, management approved a plan to terminate the Company’s exclusive supply agreement (the “Agreement”) with one of its co-manufacturers, due to non-performance under the Agreement and on May 23, 2017, the Company notified the co-manufacturer of its decision to terminate the Agreement. In accordance with the Company’s policy of reviewing long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, the Company determined that as of May 23, 2017, the date the Company notified the co-manufacturer of its decision to terminate the Agreement, the assets held in possession of the co-manufacturer were no longer recoverable. In 2020, 2019 and 2018, the Company recorded $6.4 million, $4.9 million and $1.5 million, respectively, in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. See Note 11 for further information. As of December 31, 2020 and 2019, the Company had $0.8 million and $1.1 million, respectively, in accrued unpaid liabilities associated with this contract termination.
Note 4. Leases
The Company’s operating and finance leases generally have original lease terms between two and 11 years, and often include one or more options to renew. Some leases also include early termination options, which can be exercised under specific conditions. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company currently considers its renewal options to be reasonably certain to be exercised. The Company does not have residual value guarantees or material restrictive covenants associated with its leases.
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
Upon adoption of ASU 2016-02, the Company recognized operating lease right-of-use assets of $11.9 million adjusted for $0.3 million previously recorded as deferred rent and $0.2 million previously recorded as prepaid rent on the Company’s consolidated balance sheets. The Company also recorded $1.4 million in current operating lease liabilities and $10.6 million in operating lease liabilities, net of current portion.
As part of this adoption, the Company elected to not record operating lease right-of-use assets or operating lease liabilities for leases with an initial term of 12 months or less.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Subsequent to the year ended December 31, 2020, on January 14, 2021, the Company entered into a 12-year lease with two 5-year renewal options to house its corporate headquarters, lab and innovation space in El Segundo, California. See Note 14.

(in thousands)	Statement of Operations Location	Year Ended December 31, 2020
Operating lease cost:
Lease cost	Cost of goods sold	$1,570
Lease cost	Research and development expenses	621
Lease cost	Selling, general and administrative expenses	569
Variable lease cost (1)	Cost of goods sold	17
Operating lease cost		$2,777
Short-term lease cost	Selling, general and administrative expenses	$311
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$75
Interest on lease liabilities	Interest expense	13
Finance lease cost		$88
Total lease cost		$3,176
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

Supplemental balance sheet information as of December 31, 2020 related to leases are as follows:

(in thousands)	Balance Sheet Location	December 31, 2020
Assets
Operating leases	Operating lease right-of-use assets	$14,570
Finance leases, net	Property, plant and equipment, net	212
Total lease assets		$14,782

Liabilities
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$3,095
Finance lease liabilities	Current portion of finance lease liabilities	71
Long-term:
Operating lease liabilities	Operating lease liabilities, net of current portion	11,793
Finance lease liabilities	Finance lease obligations and other long-term liabilities	149
Total lease liabilities		$15,108

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year, as of December 31, 2020:

	December 31, 2020
(in thousands)	Operating Leases	Finance Leases
2021	$3,455	$80
2022	3,290	70
2023	2,703	58
2024	1,662	30
2025	1,301	—
Thereafter	3,914	—
Total undiscounted future minimum lease payments	16,325	238
Less imputed interest	(1,437)	(18)
Total discounted future minimum lease payments	$14,888	$220

Weighted average remaining lease terms and weighted average discount rates were:

	December 31, 2020
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	6.6	3.2
Weighted average discount rate	2.7%	5.3%

A schedule of the future minimum rental commitments under the Company’s capital lease agreements and non-cancelable operating lease agreements with an initial or remaining term in excess of one year as of December 31, 2019, in accordance with ASC 840 were as follows:

	December 31, 2019
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note 5. Asset Acquisition
On October 30, 2020, the Company acquired certain assets including land, building and improvements, manufacturing equipment, and assembled workforce from one of its former co-manufacturers (the “Seller”). The Company did not assume any liabilities of the Seller. The Company is using this manufacturing facility primarily for the production of its finished goods. Acquisition of these assets is expected to allow the Company to reduce manufacturing and packaging costs through vertical integration and provide opportunities for the Company to test new processes and scale new products more quickly.
The total purchase consideration of $15.5 million was comprised of cash consideration of $14.5 million, subject to adjustment for customary prorations, transfer taxes, escrow holdbacks and other adjustments, and $1.0 million in acquisition-related expenses. As part of this transaction, the Company hired approximately 180 employees who were previously employed by the Seller. The Company accounted for this transaction as an asset acquisition and recorded the acquired tangible and intangible assets based on each asset’s relative fair value at the acquisition date to the total purchase price plus capitalized acquisition costs. Fair value of building and land were determined by a real estate appraisal prepared by an independent real estate appraiser. Fair value of assembled workforce was based on estimated replacement costs that utilize available market information and discount and/or capitalization rates as appropriate.
The following table details the purchase price allocation of the acquired assets based on their relative fair values as of the acquisition date:

(in thousands)
Manufacturing equipment	$1,273
Building	9,576
Land	2,774
Assembled workforce(1)	1,859
Total	$15,482
_____________
(1) Assembled workforce is recorded in Other non-current assets, net in the consolidated balance sheet and will be amortized over an estimated useful life of approximately 2.0 years.

Note 6. Inventories
Major classes of inventory were as follows:

	December 31,
(in thousands)	2020	2019
Raw materials and packaging	$83,702	$36,884
Work in process	12,887	17,958
Finished goods	25,128	26,754
Total	$121,717	$81,596
The Company wrote off $10.8 million, $6.4 million and $0.8 million in excess and obsolete inventories and recognized that expense in cost of goods sold in its statements of operations for the years ended

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

December 31, 2020, 2019 and 2018, respectively. There was no write down of inventory to lower of cost or net realizable value at December 31, 2020 or 2019.
Note 7. Property, Plant and Equipment
Property, plant, and equipment are stated at cost and finance lease assets are included. A summary of property, plant, and equipment as of December 31, 2020 and 2019, is as follows:

	December 31,
(in thousands)	2020	2019
Manufacturing equipment	$62,521	$37,939
Research and development equipment	12,342	8,933
Leasehold improvements	9,277	7,620
Building	12,569	—
Finance leases	212	1,108
Software	402	274
Furniture and fixtures	614	433
Vehicles	377	210
Land	3,995	—
Assets not yet placed in service	46,148	11,666
Total property, plant and equipment	$148,457	$68,183
Less: accumulated depreciation and amortization	33,158	20,709
Property, plant and equipment, net	$115,299	$47,474
Depreciation and amortization expense in 2020, 2019, and 2018 was $13.3 million, $8.1 million, and $4.9 million, respectively. Of the total depreciation and amortization expense in 2020, 2019 and 2018, $10.1 million, $5.7 million and $3.7 million, respectively, were recorded in cost of goods sold, $3.1 million, $2.4 million and $1.2 million, respectively, were recorded in research and development expenses, and $0.1 million, $71,000 and $13,000, respectively, were recorded in SG&A expenses, in the Company’s consolidated statements of operations.
The Company had no property, plant and equipment concluded to meet the criteria for assets held for sale in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2020. For the year ended 2019, the Company had $2.6 million in property, plant and equipment concluded to meet the criteria for assets held for sale in prepaid expenses and other current assets on the consolidated balance sheets. Amounts previously classified as assets held for sale were sold for amounts that approximated book value for which a note receivable of $4.6 million, net of payments received, was recorded as of December 31, 2020, of which $2.4 million is included in prepaid expenses and other current assets and $2.2 million is included in other non-current assets.
Note 8. Debt
On April 21, 2020, the Company entered into a $150.0 million five-year secured revolving credit agreement (“2020 Credit Agreement”) by and among the Company, the lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as the administrative agent (the “Administrative Agent”). JPMorgan Chase Bank, N.A. and Silicon Valley Bank acted as joint bookrunners and joint lead arrangers under the 2020 Credit Agreement. The 2020 Credit Agreement includes an accordion feature for up to an additional $200.0 million. Capitalized terms used below but not defined have the meanings ascribed to such terms in the 2020 Credit Agreement.
Concurrently with the effectiveness of the 2020 Credit Agreement, on April 21, 2020, the Company terminated the SVB Credit Facilities (a revolving credit facility and a term loan facility with Silicon Valley

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
The Company’s debt balances are detailed below:

	December 31,
(in thousands)	2020	2019
Revolving credit facility	$25,000	$—
Revolving credit line (SVB)	—	6,000
Term loan facility	—	20,000
Equipment financing loan	—	5,000
Debt issuance costs	—	(431)
Total debt outstanding	$25,000	$30,569
Less: current portion of long-term debt	25,000	11,000
Long-term debt	$—	$19,569

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The Company records debt issuance costs on the revolving credit facility in prepaid and other current assets, net in the accompanying consolidated balance sheet as of December 31, 2020. Debt issuance costs on the revolving credit line and term loan, net of amortization, were recorded as a reduction of carrying value of the debt in the accompanying consolidated balance sheet as of December 31, 2019. Debt issuance costs, net of amortization, totaled $1.1 million and $0.4 million as of December 31, 2020 and December 31, 2019, respectively. Debt issuance costs are amortized as interest expense over the term of the loan for which amortization of $0.3 million, $0.2 million and $0.1 million was recorded in the years ended December 31, 2020, 2019 and 2018, respectively.
In the years ended December 31, 2020, 2019 and 2018, the Company incurred $2.1 million, $2.2 million and $0.9 million, respectively, in interest expense related to its bank credit facilities. In the years ended December 31, 2020, 2019 and 2018, the Company recorded $0.2 million, $0.6 million and $0.2 million, respectively, in interest expense related to the Equipment Loan Facility.
As of December 31, 2020, the Company had outstanding borrowings of $25.0 million and had no excess availability under the revolving credit facility. The interest rate on outstanding borrowings at December 31, 2020 was 3.5%. The Company exceeded the maximum permitted total leverage ratio financial covenant in the 2020 Credit Agreement for the fiscal quarter and year ended December 31, 2020. Subsequent to the year ended December 31, 2020, on February 25, 2021, the Company paid down the outstanding borrowings and had no borrowings outstanding under the revolving credit facility. Subsequent to the year ended December 31, 2020, concurrent with the Company’s execution of the campus headquarters lease, as a security deposit, the Company delivered to the landlord a letter of credit under the revolving credit facility in the amount of $12.5 million. See Note 14.
Amended and Restated Loan and Security Agreement
As of December 31, 2019, the Company had $6.0 million and $20.0 million in borrowings on the revolving credit facility and term loan facility, respectively, with Silicon Valley Bank (collectively, the “SVB Credit Facilities”) and had no availability to borrow under these facilities. Concurrently with the effectiveness of the 2020 Credit Agreement, on April 21, 2020, the Company terminated the SVB Credit Facilities. The Company was in compliance with the financial covenants in the SVB Credit Facilities at the time of termination.
Equipment Loan Facility
The Company had $5.0 million in borrowings outstanding as of December 31, 2019 under the equipment loan facility with Structural Capital Investments II, LP, as Lender, and Ocean II, PLC, LLC, as collateral agent and administrative agent (the “Equipment Loan Facility”). Concurrently with the effectiveness of the 2020 Credit Agreement, on April 21, 2020, the Company terminated the Equipment Loan Facility.The Company was in compliance with the financial covenants contained in the Equipment Loan Facility at the time of termination.
Stock Warrant Liability
In connection with its financing arrangements, the Company issued warrants to purchase shares of its convertible preferred stock. For one of the financing arrangements, the Company issued warrants to purchase 121,694 shares of Series B convertible preferred stock at an exercise price of $1.07 per share. For a separate financing arrangement, the Company issued warrants to purchase 39,073 shares of Series E convertible preferred stock at an exercise price of $3.68 per share. In connection with the Company’s refinancing of its credit facilities with SVB, the Company issued to SVB and its affiliates warrants to purchase an aggregate of 60,002 shares of its common stock at an exercise price of $3.00 per share. Upon the closing of the IPO, the warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for a total of 160,767 shares of common stock at the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

same respective exercise price per share. Subsequent to the closing of the IPO, all outstanding warrants to purchase shares of common stock were cashless exercised and no warrants were outstanding as of December 31, 2020 and 2019. See Note 2 for further information on the warrant liabilities.
Note 9. Stockholders’ Equity (Deficit) and Convertible Preferred Stock
Upon the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 41,562,111 shares of common stock on a one-for-one basis. On May 6, 2019, the Company filed a Restated Certificate of Incorporation authorizing the Company to issue 500,000,000 shares of common stock, $0.0001 par value per share, and $500,000 shares of undesignated preferred stock, $0.0001 par value per share, with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares.
On August 5, 2019, the Company completed its Secondary Offering of common stock, in which it sold 250,000 shares of common stock, $0.0001 par value.
As of December 31, 2020, the Company had 62,820,351 shares of common stock issued and outstanding. As of December 31, 2019, the Company had 61,576,494 shares of common stock issued and outstanding.
The Company has not declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of its capital stock.
Note 10. Share-Based Compensation
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
The 2018 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units, and performance shares to the Company’s employees, directors, and consultants. As of December 31, 2020, the maximum aggregate number of shares that may be issued under the 2018 Plan was 16,626,877 shares of the Company’s common stock. In addition, the number of shares reserved for issuance under the 2018 Plan will be increased automatically on the first day of each fiscal year beginning with the 2020 fiscal year, by a number equal to the least of: (i) 2,144,521 shares; (ii) 4.0% of the shares of common stock outstanding on the last day of the prior fiscal year; or (iii) such number of shares determined by the Company’s Board of Directors. As of January 1, 2021, the maximum aggregate number of shares that may be issued under the 2018 Plan increased to 18,771,398 shares.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table summarizes the shares available for grant under the 2018 Plan:

Shares Available for Grant
Balance - December 31, 2019	3,297,638
Authorized	2,144,521
Granted	(512,945)
Shares withheld to cover taxes	16,742
Forfeited	75,314
Balance - December 31, 2020	5,021,270

As of December 31, 2020 and 2019, there were 4,218,278 and 5,170,976 shares, respectively, issuable under stock options outstanding, 275,989 and 149,004 shares, respectively, issuable under unvested RSUs outstanding, 7,127,079 and 5,864,738 shares, respectively, issued for stock option exercises, RSU settlement, and restricted stock grants.
Stock Options
Following are the assumptions used in the Black-Scholes valuation model for options granted during the periods shown below:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	1.3%	2.3%	2.8%
Average expected term (years)	7.0	6.1	5.8
Expected volatility	55.0%	55.0%	55.0%
Dividend yield	—	—	—
•Risk-Free Interest Rate: The yield on actively traded non-inflation indexed US Treasury notes with the same maturity as the expected term of the underlying options was used as the average risk-free interest rate.
•Expected Term: As the Company does not have sufficient historical experience for determining the expected term of the stock option awards granted, the Company’s expected term is based on the simplified method, generally calculated as the mid-point between the vesting date and the end of the contractual term.
•Expected Volatility: As the Company has only been a public entity since May 2, 2019, there is not a substantive share price history to calculate volatility and, as such, the Company has elected to use an approximation based on the volatility of other comparable public companies, which compete directly with the Company, over the expected term of the options.
•Dividend Yield: The Company has not issued regular dividends on common shares in the past nor does the Company expect to issue dividends in the future.
Forfeiture Rate: The Company estimates the forfeiture rate at the time of grant based on past awards canceled, the number of awards granted, and vesting terms and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The cumulative effect on current and prior periods of a change in the estimated number of awards likely to vest is recognized in compensation cost in the period of the change.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The 2018 Plan generally provides that the Board of Directors may set the vesting schedule applicable to grants approved under the 2018 Plan. The Company has not granted equity awards with performance-based vesting conditions.
Option grants to new employees in 2020 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period, subject to continued employment through the vesting date. Option grants to continuing employees in 2020 generally vest monthly over a 48-month period, subject to continued employment through the vesting date. Option grants in 2019 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period, subject to continued employment through the vesting date. The stock option grant to one executive officer on August 1, 2019 vests monthly over a 48-month period. The stock option grant to another executive officer on October 31, 2019 begins vesting on the second anniversary of the vesting commencement date and vests monthly thereafter over a 24-month period. Options granted in the year ended December 31, 2018 and prior have a variety of different vesting schedules and have a contractual life of 10 years.
The following table summarizes the Company’s stock option activity during the period from December 31, 2017 through December 31, 2020:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2017	4,207,029	$0.88	7.2	$8,936
Granted	2,136,012	$6.49	—	$—
Exercised	(1,139,962)	$1.20	—	$5,722
Cancelled/Forfeited	(82,786)	$2.03	—	$—
Outstanding at December 31, 2018	5,120,293	$3.13	7.3	$81,371
Granted	1,571,925	$39.01	—	$—
Exercised	(1,429,756)	$1.87	—	$121,591
Cancelled/Forfeited	(91,486)	$9.33	—	$—
Outstanding at December 31, 2019	5,170,976	$14.28	7.5	$329,879
Granted	268,193	$99.74	—	$—
Exercised	(1,163,374)	$7.75	—	$132,935
Cancelled/Forfeited	(57,517)	$37.14	—	$—
Outstanding at December 31, 2020	4,218,278	$21.20	6.6	$443,595
Vested and exercisable at December 31, 2020	2,634,631	$9.74	5.7	$305,890
Vested and expected to vest at December 31, 2020	3,869,597	$18.26	6.5	$417,857
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

During the years ended December 31, 2020, 2019 and 2018, the Company recorded in aggregate $13.1 million, $6.3 million and $1.5 million, respectively, of share-based compensation expense related to

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

options. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s consolidated statements of operations.
As of December 31, 2020, there was $16.4 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over a weighted average period of 2.0 years.
Restricted Stock Units
RSU grants to new employees in 2020 and 2019 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting quarterly over the remaining three years of the award, subject to continued employment through the vesting date. RSU grants in 2020 include fully vested RSUs granted to an executive officer issued in settlement of the obligation discussed in Note 10 under Share-Settled Obligation. RSU grants to continuing employees in 2020 and 2019 vest quarterly over 16 quarters, subject to continued employment through the vesting date. RSU grants to non-employee directors in 2020 vest monthly over 12 months, subject to continued service through the vesting date. RSU grants to consultants and brand ambassadors in 2020 have a variety of different vesting schedules.
The following table summarizes the Company’s RSU activity from January 1, 2019 through December 31, 2020:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at January 1, 2019	—	$—
Granted	173,196	$126.29
Vested	(23,552)	$84.84
Cancelled/Forfeited	(640)	$—
Unvested at December 31, 2019	149,004	$132.73
Granted	244,752	$109.61
Vested	(99,970)	$127.71
Cancelled/Forfeited	(17,797)	$—
Unvested at December 31, 2020	275,989	$114.99
During the years ended December 31, 2020, 2019 and 2018, the Company recorded in aggregate $9.8 million, $3.7 million, and $0, respectively, of share-based compensation expense related to RSUs. The share-based compensation expense is included in cost of goods sold, research and development expense and SG&A expenses in the Company’s consolidated statements of operations.
As of December 31, 2020, there was $14.9 million in unrecognized compensation expense related to nonvested RSUs which is expected to be recognized over a weighted average period of 1.8 years.
Share-Settled Obligation
Share-based compensation expense in 2020 and 2019 includes $3.0 million and $1.0 million, respectively, for a liability classified, share-settled obligation to an executive officer related to a sign-on award pursuant to the terms of the executive officer’s offer letter with the Company. The share-based compensation expense related to this share-settled obligation is included in SG&A expenses in the Company’s consolidated statements of operations. Financing activities in the statement of cash flows for the year ended December 31, 2020 includes a $3.0 million noncash reclassification of the share-settled obligation from other current liabilities to additional paid-in capital.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The Company is obligated to deliver a variable number of shares based on a fixed monetary amount on the first annual anniversary of the executive officer’s commencement date and on each quarterly anniversary thereafter through the second annual anniversary. The liability classified award is considered unearned until the requirements for issuance of the shares are met and is included in Accrued expenses and other current liabilities in each of the Company’s consolidated balance sheets as of December 31, 2020 and 2019 in the amount of $1.0 million. As of December 31, 2020, there was $2.5 million in unrecognized compensation expense related to this share-settled obligation which is expected to be recognized over 0.7 years.
In the fourth quarter of 2020, the first annual award related to this obligation was earned, and the Company delivered to this executive officer 23,666 fully vested RSUs with a settlement date fair value of $3.0 million.
Restricted Stock to Nonemployees
In 2020, the Company issued no restricted stock. In April 2019, the Company’s Board of Directors approved the issuance of 99,433 shares of restricted stock with a fair value of $20.02 per share and a purchase price of $0.01 per share to nonemployees serving as the Company’s brand ambassadors. The Company has the right to repurchase the unvested shares upon a voluntary or involuntary termination of a brand ambassador’s service; however, as shares vest monthly over 24 months, they are being released from the repurchase option and all such shares will be released from the repurchase option by May 18, 2021.
In October 2018, the Company’s Board of Directors approved the issuance of 135,791 shares of restricted stock with a fair value of $17.03 per share and a purchase price of $0.02 per share to nonemployees serving as the Company’s brand ambassadors. The Company had the right to repurchase the unvested shares upon a voluntary or involuntary termination of a brand ambassador’s service; however, as shares vested monthly over 12 to 24 months, they were released from the repurchase option and all such shares were released from the repurchase option by November 1, 2020.
The following table summarizes the Company’s restricted stock activity:

	Number of Shares of Restricted Stock	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2017	—	—	$—
Granted	135,791	—	$17.03
Vested/Released	(35,664)	—	$17.03
Cancelled/Forfeited	—	—	$—
Unvested at December 31, 2018	100,127	1.6	$17.03
Granted	99,433	—	$20.02
Vested/Released	(87,239)	—	$19.21
Cancelled/Forfeited	(23,333)	—	$—
Unvested at December 31, 2019	88,988	1.2	$19.49
Granted	—	—	$—
Vested/Released	(76,804)	—	$19.97
Cancelled/Forfeited	—	—	$—
Unvested at December 31, 2020	12,184	0.3	$20.02

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

As of December 31, 2020, 12,184 shares of restricted stock had been purchased by nonemployee brand ambassadors which remained subject to vesting requirements and repurchase pursuant to restricted stock purchase agreements.
During 2020, 2019 and 2018, the Company recorded in aggregate $1.4 million, $1.8 million, and $0.7 million, respectively, of share-based compensation expense related to restricted stock issued to nonemployee brand ambassadors, which is included in SG&A expenses in the Company’s consolidated statements of operations.
As of December 31, 2020, there was $0.2 million in unrecognized compensation expense related to nonvested restricted stock, which is expected to be recognized over 0.3 years.
Employee Stock Purchase Plan
On November 15, 2018, the Company’s Board of Directors adopted its 2018 Employee Stock Purchase Plan (“2018 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on April 30, 2019, the day immediately prior to the effectiveness of the registration statement filed in connection with the IPO. The 2018 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code (the “Code”) for U.S. employees. In addition, the 2018 ESPP authorizes grants of purchase rights that do not comply with Section 423 of the Code under a separate non-423 component for non-U.S. employees and certain non-U.S. service providers. As of December 31, 2020, the Company has reserved 1,340,325 shares of common stock for issuance under the 2018 ESPP. In addition, the number of shares reserved for issuance under the 2018 ESPP will be increased automatically on the first day of each fiscal year for a period of up to ten years, starting with the 2020 fiscal year, by a number equal to the least of: (i) 536,130 shares; (ii) 1.0% of the shares of common stock outstanding on the last day of the prior fiscal year; or (iii) such lesser number of shares determined by the Company’s Board of Directors. As of January 1, 2021, the maximum aggregate number of shares that may be issued under the 2018 ESPP increased to 1,876,455 shares. The 2018 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the 2018 ESPP.
Note 11. Commitments and Contingencies
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
Subsequent to the year ended December 31, 2020, on January 14, 2021, the Company entered into 12-year lease with two renewal options, to house the Company’s corporate headquarters, lab and innovation space in El Segundo, California. See Note 14.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
During Phase 1, the Company has agreed to invest $10.0 million in the JXEDZ through an intercompany investment in BYND JX and BYND JX has agreed to lease a facility in the JXEDZ in return for certain subsidies, rewards and other preferential rights granted by the JX Committee and its affiliates. In connection with such agreement, BYND JX entered into a factory leasing contract on September 11, 2020 with an affiliate of the JX Committee, pursuant to which BYND JX has agreed to lease and renovate a facility in the JXEDZ for a minimum of two (2) years. Renovations in the leased facility commenced at the end of 2020 with trial production expected in the first quarter of 2021 and full-scale end-to-end production expected by the end of the second quarter of 2021.
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
Purchase Commitments
On January 10, 2020, the Company and Roquette Frères (“Roquette”) entered into a multi-year sales agreement pursuant to which Roquette will provide the Company with plant-based protein. The agreement expires on December 31, 2022; however it can be terminated after 18 months under certain circumstances. This agreement increases the amount of plant-based protein to be supplied by Roquette in each of 2020, 2021 and 2022 compared to the amount supplied 2019. The plant-based protein sourced under the supply agreement is secured on a purchase order basis regularly, per specified minimum monthly and semi-annual quantities, throughout the term. The Company is not required to purchase plant based protein in amounts in excess of such specified minimum quantities; however the Company has the option to increase such minimum quantities for delivery in each of 2021 and 2022. The total annual amount purchased each year by the Company must be at least the minimum amount specified in the agreement, which totals in the aggregate $154.1 million over the term of the agreement. The Company also has the right to be indemnified by Roquette in certain circumstances.
As of December 31, 2020, the Company had committed to purchase pea protein inventory totaling $141.9 million, approximately $83.4 million in 2021 and $58.5 million in 2022. In addition, as of December 31, 2020, the Company had approximately $19.5 million in purchase order commitments for capital expenditures primarily to purchase machinery and equipment. Payments for these purchases will be due within twelve months.
Litigation
Don Lee Farms
On May 25, 2017, Don Lee Farms, a division of Goodman Food Products, Inc., filed a complaint against the Company in the Superior Court of the State of California for the County of Los Angeles asserting claims for breach of contract, misappropriation of trade secrets, unfair competition under the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
On January 27, 2020, Don Lee Farms filed a third amended complaint to add three individual defendants, all of whom are current or former employees of the Company, including Mark Nelson, the Company’s Chief Financial Officer and Treasurer, to Don Lee Farms’ existing fraud claims alleging that those individuals were involved in the alleged fraudulent misrepresentations. On June 23, 2020, the judge denied Beyond Meat and the individual defendants’ motion to dismiss the fraud and negligent misrepresentation claims, allowing the claims to proceed. On July 6, 2020, the Company and the individual defendants filed an answer denying all of Don Lee Farms’ claims, including denying all allegations of fraud and negligent misrepresentation.
On August 11, 2020, the Company filed an amended cross-complaint against Don Lee Farms, its parent Goodman Food Products, Inc. and its owners and employees, Donald, Daniel, and Brandon Goodman. Among other claims, the amended cross-complaint alleges that Don Lee Farms defrauded Beyond Meat, misappropriated its trade secrets, and infringed its trademarks.
On January 28, 2021, Don Lee Farms filed a motion for summary adjudication on its breach of contract and money owed claims and on Beyond Meat’s breach of contract claims. The trial judge has yet to determine the merits of this motion, and the hearing is currently scheduled for April 16, 2021. On February 18, 2021, Don Lee Farms and Donald, Daniel and Brandon Goodman filed a motion for summary adjudication on Beyond Meat’s fraud, negligent misrepresentation, and conversion claims. The trial judge has yet to determine the merits of these motions, and the hearing is currently scheduled for May 7, 2021.
On February 16, 2021, the Court entered an order consolidating this action with an action that Don Lee Farms filed against CLW Foods, LLC, a current Beyond Meat contract manufacturer. On February 22, 2021, CLW Foods, LLC requested a continuance of the trial date.
The previous trial date, June 14, 2021, was continued. Trial is currently set for September 27, 2021.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
Securities Related Litigation
On January 30, 2020, Larry Tran, a purported shareholder of Beyond Meat, filed a putative securities class action lawsuit in the United States District Court for the Central District of California against Beyond Meat and two of the Company’s executive officers, the Company’s President and CEO, Ethan Brown, and the Company’s Chief Financial Officer and Treasurer, Mark Nelson. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act and is premised on allegedly false or misleading statements, and alleged non-disclosure of material facts, related to the Company’s public disclosures regarding the Company’s ongoing litigation with Don Lee Farms during the proposed class period of May 2, 2019 to January 27, 2020. The Court appointed a lead plaintiff and lead counsel on May 18, 2020, and a First Amended Complaint (“FAC”) was filed on July 1, 2020. The FAC names the same defendants, proposes the same class period, and similarly asserts claims under Sections 10(b) and 20(a) of the Exchange Act premised on allegedly false or misleading statements, and alleged non-disclosure of material facts, related to the Company’s public disclosures regarding the Company’s ongoing litigation with Don Lee Farms. The Company filed a motion to dismiss on behalf of all defendants on July 31, 2020. On October 8, 2020, the Court entered an opinion and order granting defendants’ motion to dismiss with leave to amend. Plaintiffs did not file an amended complaint by the deadline set by the Court. As a result, on October 27, 2020, the Court entered an order dismissing the action with prejudice, except for the class allegations of absent putative class members, which were dismissed without prejudice. The dismissal is final, and the appeal period has now expired.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

Note 12. Income Taxes
The provision for income taxes was as follows:

(in thousands)	Year Ended December 31,
Current:	2020	2019	2018
Federal	$—	$—	$—
State	72	9	1
	$72	$9	$1

Deferred:
Federal	$—	$—	$—
State	—	—	—
	$—	$—	$—

Provision for income tax	$72	$9	$1

The Company has provided a 100% valuation allowance on its deferred tax assets. Provision for income taxes in 2020, 2019 and 2018 is primarily for taxes payable to the states.
A reconciliation of income tax expense from continuing operations to the amount computed by applying the statutory federal income tax rate to the net loss from continuing operations is summarized as follows:

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
(in thousands)	2020	2019	2018
U.S. income tax at federal statutory rate	$(11,063)	$(2,611)	$(6,276)
State income tax, net of federal benefits	(1,962)	(2,550)	(1,072)
Foreign rate differential	(54)	—	—
Stock warrant liability	—	2,626	—
Share-based compensation	(21,007)	(21,236)	(615)
Research and development credits	(10)	(8)	(6)
Return to provision and other	—	—	29
Change in tax rates	2,989	73	668
Other	529	(98)	363
Change in valuation allowance	30,650	23,813	6,910
Provision for income tax	$72	$9	$1

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2020, and 2019 are shown below. A valuation allowance has been recorded to offset the net deferred tax assets as of December 31, 2020 and 2019, as the realization of such assets does not meet the more-likely-than-not threshold.

	December 31,
(in thousands)	2020	2019
Deferred Tax Assets:
Net operating loss (NOL)	$78,464	$50,663
Intangibles	1,495	1,252
Share-based compensation	3,295	2,704
Interest	311	—
Inventory reserve	2,262	1,509
Other	2,024	204
Total gross deferred tax assets	87,851	56,332
Deferred Tax liabilities:
Property, plant and equipment	1,773	904
Other	—	—
Total gross deferred tax liabilities	1,773	904

Valuation allowance	86,078	55,428
Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2020, and 2019, management assessed the realizability of deferred tax assets and evaluated the need for an amount of a valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, Income Taxes, pursuant to which management analyzed all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, it was concluded on a more-likely-than-not basis that certain deferred tax assets were not realizable as of December 31, 2020. Accordingly, a valuation allowance of $86.1 million has been recorded to offset these deferred tax assets. The change in valuation allowance for the year ended December 31, 2020 from 2019 was an increase of $30.7 million.
As of December 31, 2019, the Company has accumulated federal and state net operating loss carryforwards of approximately $209.5 million and $143.8 million, respectively. As of December 31, 2020, the Company has accumulated federal, state and foreign net operating loss carryforwards of approximately $344.2 million, $92.5 million and $1.3 million, respectively. Approximately $252.4 million of the federal net operating losses do not expire and the remaining federal, state and foreign tax loss carryforwards begin to expire in 2031, 2032 and 2025 respectively, unless previously utilized.
Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company's net operating loss (NOLs) and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed a section 382 analysis through December 31, 2019 and concluded ownership changes occurred in 2011, 2013 and 2015. However, these ownership changes are not expected to result in a material limitation on future use of the Company’s NOLs and credit carryforwards generated prior to these ownership changes pursuant. Changes may have occurred in 2020 and may occur in the future that could limit the Company's ability to utilize tax attributes. Any adjustment to the Company's tax attributes as a result of such ownership changes will result in a corresponding decrease to the valuation allowance recorded against the Company's deferred tax assets.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Gross unrecognized tax benefits at the beginning of the year	$3,336	$1,846
Increases related to current year positions	2,063	1,695
Increases/Decreases related to prior year positions	—	(205)
Gross unrecognized tax benefits at the end of the year	$5,399	$3,336

As of December 31, 2020 and 2019, the Company had $4.9 million and $3.1 million, respectively, of unrecognized tax benefits from research and development tax credits, none of which, if recognized, would affect the Company’s effective tax rate.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2020, 2019 and 2018, interest and penalties recognized were insignificant. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months.
The Company files U.S. federal and state income tax returns in jurisdictions with varying statute of limitations. The Company’s tax years from 2011 (inception) are subject to examination by the United States and state authorities due to the carry forward of unutilized net operating losses and research and development credits.
With respect to the income of its foreign subsidiaries, The Company takes the position that the undistributed earnings of its foreign subsidiaries are permanently invested in that jurisdiction. As a result,

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

no additional income taxes have been provided on the possible repatriation of these earnings to the parent company. The Company does not have any unremitted earnings as of December 31, 2020.

Note 13. Net Loss Per Share Available to Common Stockholders (“EPS”)
The Company calculates basic and diluted net loss per share available to common stockholders in conformity with the two-class method required for companies with participating securities. See Note 2.
Computation of EPS for the year ended December 31, 2020 and 2019 excludes the dilutive effect of 4,218,278 and 5,170,976 shares issuable under stock options, respectively, and 275,989 and 149,004 RSUs, respectively, because the Company incurred a net loss and their inclusion would have been antidilutive. Computation of EPS for the year ended December 31, 2020 and 2019 also excludes adjustments under the two-class method relating to a liability classified, share-settled obligation to an executive officer to deliver a variable number of shares based on a fixed monetary amount because the shares to be delivered are not participating securities as they do not have voting rights and are not entitled to participate in dividends until they are issued. Computation of EPS for the year ended December 31, 2018 excludes the dilutive effect of 5,120,293 shares issuable under stock options because the Company incurred a net loss and their inclusion would have been antidilutive.

(in thousands, except share and per share amounts)	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss available to common stockholders	$(52,752)	$(12,443)	$(29,886)
Denominator:
Weighted average common shares outstanding—basic	62,290,445	42,274,777	6,287,172
Dilutive effect of stock equivalents resulting from stock options, RSUs, common stock warrants, preferred stock warrants and convertible preferred stock (as converted)	—	—	—
Weighted average common shares outstanding—diluted	62,290,445	42,274,777	6,287,172
Net loss per share available to common stockholders—basic and diluted	$(0.85)	$(0.29)	$(4.75)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Year Ended December 31,
	2020	2019	2018
Options to purchase common stock	4,218,278	5,170,976	—
Restricted stock units	275,989	149,004	—
Convertible preferred stock (as converted)	—	—	39,953,983
Preferred stock warrants	—	—	160,767
Total	4,494,267	5,319,980	40,114,750

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note 14. Subsequent Events
El Segundo Campus Lease
On January 14, 2021, the Company entered into a Lease (the “Lease”) with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), to house the Company’s headquarters offices, lab and innovation space (the “Headquarters”) in El Segundo, California. The initial term of the Lease is twelve (12) years, with two (2) renewal options, each for a period of five (5) years.
Under the terms of the Lease, the Company will lease an aggregate of approximately 281,110 rentable square feet in a portion of a building located at 888 Douglas Street, El Segundo, California (the “Premises”), to be built out by Landlord and delivered to the Company in three phases (each, a “Phase”) over a 26-month period.
Aggregate payments towards base rent for the Premises over the term of the lease will be approximately $159.3 million. The Company will recognize the lease assets and liabilities for each Phase when the Landlord makes the underlying asset for each Phase available to the Company. Concurrent with the Company’s execution of the Lease, as a security deposit, the Company delivered to the Landlord a letter of credit in the amount of $12.5 million.
Joint Venture with PepsiCo
On January 26, 2021 PepsiCo, Inc. and the Company announced the formation of The PLANeT Partnership, LLC, a newly created joint venture established to develop, produce and market innovative snack and beverage products made from plant-based protein.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note 15. Quarterly Results of Operations (Unaudited)
The following table presents selected unaudited quarterly financial data for each full quarterly period of 2020 and 2019:

(in thousands)	Mar. 30, 2019	Jun. 29, 2019	Sep. 28, 2019	Dec. 31, 2019	Mar. 30, 2020	Jun. 27, 2020	Sep. 26, 2020	Dec. 31, 2020
Net revenues	$40,206	$67,251	$91,961	$98,479	$97,074	$113,338	$94,436	$101,937
Cost of goods sold	29,435	44,510	59,178	65,018	59,383	79,687	68,908	76,532
Gross profit	10,771	22,741	32,783	33,461	37,691	33,651	25,528	25,405
Gross margin	26.8%	33.8%	35.6%	34.0%	38.8%	29.7%	27.0%	24.9%
Research and development expenses	4,498	4,212	5,951	5,989	6,194	6,016	8,278	11,047
Selling, general and administrative expenses	11,177	15,515	20,944	27,090	27,315	34,292	33,560	38,488
Restructuring expenses	394	847	2,319	1,309	2,373	1,509	2,146	402
Total operating expenses	16,069	20,574	29,214	34,388	35,882	41,817	43,984	49,937
(Loss) income from operations	(5,298)	2,167	3,569	(927)	1,809	(8,166)	(18,456)	(24,532)
Other (expense) income:
Interest expense	(733)	(741)	(855)	(742)	(705)	(569)	(689)	(613)
Remeasurement of warrant liability	(759)	(11,744)	—	—	—	—	—	—
Other, net	141	898	1,385	1,205	710	(1,454)	(85)	70
Total other (expense) income, net	(1,351)	(11,587)	530	463	5	(2,023)	(774)	(543)
(Loss) income before taxes	(6,649)	(9,420)	4,099	(464)	1,814	(10,189)	(19,230)	(25,075)
Income tax expense (benefit)	—	21	—	(12)	(1)	16	55	2
Net (loss) income	$(6,649)	$(9,441)	$4,099	$(452)	$1,815	$(10,205)	$(19,285)	$(25,077)
Net (loss) income per share available to common stockholders:
Basic	$(0.95)	$(0.24)	$0.07	$(0.01)	$0.03	$(0.16)	$(0.31)	$(0.40)
Diluted	$(0.95)	$(0.24)	$0.06	$(0.01)	$0.03	$(0.16)	$(0.31)	$(0.40)
______________
(1)The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our evaluation under the framework set forth in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.
Attestation Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The attestation report of the independent registered public accounting firm, Deloitte & Touche LLP, on the Company’s internal control over financial reporting is included below under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Beyond Meat, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Beyond Meat, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 1, 2021

ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be set forth in our Proxy Statement and is incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

PART IV
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
(a)(3) EXHIBITS
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	10-Q	6/12/2019	3.1
3.2	Amended and Restated Bylaws.	10-Q	6/12/2019	3.2
4.1	Form of Common Stock Certificate.	S-1/A	3/27/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated as of October 5, 2018, by and among the Registrant and the other parties thereto.	S-1	11/16/2018	4.2
4.3	Description of Registrant’s Securities.	10-K	3/19/2020	4.3
10.1	Standard Industrial/Commercial Single-Tenant Lease, dated as of January 18, 2017, by and between Smoky Hollow Industries, LLC and Registrant with attachments thereto.	S-1	11/16/2018	10.1
10.2	Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire LeMone Revocable Trust dated February 6, 2004 and Registrant and amendment thereto dated November 1, 2017.	S-1	11/16/2018	10.2
10.3	Second Lease Amendment to Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire Lemone Revocable Trust, dated May 6, 2019.	10-K	3/19/2020	10.3
10.4	Third Lease Amendment to Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire Lemone Revocable Trust, dated March 16, 2020.	10-K	3/19/2020	10.4
10.5	Lease, dated October 12, 2017, by and between LeMone Family Limited Partnership, LLLP and Registrant as amended by the Lease Amendment dated April 18, 2018.	S-1	11/16/2018	10.3

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.6	Second Lease Amendment to Lease, dated October 12, 2017, as amended, by and between LeMone Family Limited Partnership, LLLP and Registrant, dated May 22, 2020.	10-Q	8/11/2020	10.2
10.7	Standard Industrial/Commercial Single-Tenant Lease - Net, dated as of February 11, 2019, between GSOB, LLC and Registrant, with attachments thereto.	S-1/A	4/15/2019	10.22
10.8	Lease, dated as of January 14, 2021, by and between Registrant and HC Hornet Way, LLC.	8-K	1/15/2021	10.1
10.9	Amended and Restated Loan and Security Agreement (Revolving Line), dated as of June 27, 2018, by and between Silicon Valley Bank and Registrant.	S-1	11/16/2018	10.4
10.10	Loan and Security Agreement (Term Loan), dated June 27, 2018, by and between Silicon Valley Bank and Registrant.	S-1	11/16/2018	10.5
10.11	First Amendment to Loan and Security Agreement (Term Loan), dated September 27, 2018, by and between Silicon Valley Bank and Registrant.	S-1	11/16/2018	10.6
10.12	Intellectual Property Security Agreement, dated June 27, 2018, by and between Silicon Valley Bank and Registrant (Revolving Line).	S-1	11/16/2018	10.7
10.13	Intellectual Property Security Agreement, dated June 27, 2018, by and between Silicon Valley Bank and Registrant (Term Loan).	S-1	11/16/2018	10.8
10.14	Equipment Loan and Security Agreement, dated September 19, 2018, by and between Ocean II PLO, LLC and Registrant.	S-1	11/16/2018	10.9
10.15	Credit Agreement, dated as of April 21, 2020, by and among Registrant, as the Borrower, the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent.	8-K	4/23/2020	10.1
10.16	Supply Agreement, dated December 28, 2018, by and between Roquette America, Inc. and Registrant.+	S-1/A	4/15/2019	10.1
10.17	Multi-Year Sales Agreement, dated January 10, 2020, by and between Roquette Frères and Beyond Meat, Inc.+	8-K	1/15/2020	10.1
10.18	Master Supply Agreement, dated as of December 21, 2018, between Registrant and PURIS Proteins, LLC.+	S-1/A	4/15/2019	10.21
10.19	Amendment No. 1 to PURIS Master Supply Agreement.	10-Q	11/12/2019	10.1
10.20	Form of Indemnification Agreement with directors and executive officers.*	S-1/A	1/9/2019	10.11

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.21	2011 Equity Incentive Plan, amended as of April 3, 2019, and related forms of stock award agreements.*	S-1/A	4/15/2019	10.12
10.22	2018 Equity Incentive Plan, and related forms of stock award agreements.*	S-1/A	1/9/2019	10.13
10.23	Amended form of 2018 Equity Incentive Plan stock option award agreement.*	10-Q	7/29/2019	10.1
10.24	Amended form of 2018 Equity Incentive Plan restricted stock unit award agreement.*	10-Q	7/29/2019	10.2
10.25	2018 Employee Stock Purchase Plan.*	S-1/A	1/9/2019	10.14
10.26	Executive Incentive Bonus Plan.*	S-1	11/16/2018	10.15
10.27	Form of Executive Change in Control Severance Agreement.*	S-1	11/16/2018	10.16
10.28	Option Amendment Letter, dated May 11, 2017, by and between Mark J. Nelson and Registrant.*	S-1	11/16/2018	10.17
10.29	Second Amended & Restated Consulting Agreement, dated April 8, 2019, by and between Seth Goldman and Registrant.*	S-1/A	4/15/2019	10.19
10.30	Employment Agreement by and between Registrant and Ethan Brown.*	S-1/A	1/9/2019	10.20
10.31	Amended and restated agreement, dated as of January 18, 2019, between Registrant and Chuck Muth.*	S-1/A	3/27/2019	10.23
10.32	Offer Letter dated April 29, 2019 with Teri L. Witteman.*	8-K	5/20/2019	10.1
10.33	Offer Letter dated August 1, 2019 with Sanjay Shah.*	8-K	9/19/2019	10.1
10.34	Offer Letter Correction dated March 3, 2020*	8-K/A	3/5/2020	10.2
10.35	Letter Agreement, dated February 27, 2020, by and between Seth Goldman and Registrant.*	10-K	3/19/2020	10.31
10.36	Separation Agreement dated as of January 20, 2021, by and between the Company and Stuart Kronauge.*				X
21.1	List of Subsidiaries of Beyond Meat, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
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
X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from the Company's Yearly Report on Form 10-K for the fiscal year ended December 31, 2020 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

BEYOND MEAT, INC.

Date:	March 1, 2021	By:	/s/ Ethan Brown
		Name:	Ethan Brown
		Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ethan Brown	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 1, 2021
Ethan Brown

/s/ Mark J. Nelson	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2021
Mark J. Nelson

/s/ Seth Goldman	Chairman of the Board	March 1, 2021
Seth Goldman

/s/ Diane Carhart	Director	March 1, 2021
Diane Carhart

/s/ Raymond J. Lane	Director	March 1, 2021
Raymond J. Lane

/s/ Bernhard van Lengerich	Director	March 1, 2021
Bernhard van Lengerich, Ph.D.

/s/ Ned Segal	Director	March 1, 2021
Ned Segal

/s/ Christopher Isaac Stone	Director	March 1, 2021
Christopher Isaac Stone

/s/ Donald Thompson	Director	March 1, 2021
Donald Thompson

/s/ Kathy N. Waller	Director	March 1, 2021
Kathy N. Waller