Form 10-Q
period 2021-04-03
BEYOND MEAT, INC.
filed 2021-05-13
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                Yes  ☐   No  ☒
As of May 12, 2021, the registrant had 63,063,470 shares of common stock, $0.0001 par value per share, outstanding.

i

Note Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties concerning the business, products and financial results of Beyond Meat, Inc. (including its subsidiaries unless the context otherwise requires, “Beyond Meat,” “we,” “us,” “our” or the “Company”). We have based these forward-looking statements largely on our current opinions, expectations, beliefs, plans, objectives, assumptions and projections about future events and financial trends affecting the operating results and financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
•the effects of the COVID-19 pandemic on our business, financial condition and results of operations, including on our supply chain, the demand for our products, and, in particular in our foodservice channel, our product and channel mix, the timing and level of retail purchasing, our manufacturing facilities and operations, our inventory levels, our ability to expand and produce in new geographic markets or the timing of such expansion efforts, the pace and success of new product introductions, the timing of new foodservice launches, and on overall economic conditions and consumer confidence and spending levels;
•the impact of adverse and uncertain economic and political conditions in the U.S. and international markets;
•the volatility of capital markets and other macroeconomic factors;
•risks related to our debt, including limitations on our cash flow for operations and our ability to satisfy our obligations under the convertible senior notes; our ability to raise the funds necessary to repurchase the convertible senior notes for cash, under certain circumstances, or to pay any cash amounts due upon conversion; provisions in the indenture governing the convertible senior notes delaying or preventing an otherwise beneficial takeover of us; and any adverse impact on our reported financial condition and results from the accounting methods for the convertible senior notes;
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
•our ability to successfully enter new geographic markets, manage our international expansion and comply with any applicable laws and regulations including risks associated with doing business in foreign countries, substantial investments in our manufacturing operations in China and the Netherlands, and our ability to comply with the U.S. Foreign Corrupt Practices Act (“FCPA”) or other anti-corruption laws;
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
•our significant indebtedness and ability to repay such indebtedness;
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
•the impact of tariffs and trade wars;
•foreign exchange rate fluctuations; and
•the risks discussed in Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021 (the “2020 10-K”), Part II, Item 1A, “Risk Factors” included herein, and those discussed in other documents we file from time to time with the SEC.
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
This report also contains estimates and other statistical data obtained from independent parties and by us relating to market size and growth and other data about our industry and ultimate consumers. The number of retail and foodservice outlets are derived from data through March 2021. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates and data.
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

v

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	April 3, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,125,017	$159,127
Accounts receivable	36,653	35,975
Inventory	145,524	121,717
Prepaid expenses and other current assets	17,788	15,407
Total current assets	$1,324,982	$332,226
Property, plant, and equipment, net	132,094	115,299
Operating lease right-of-use assets	13,938	14,570
Other non-current assets, net	4,505	5,911
Total assets	$1,475,519	$468,006
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$51,456	$53,071
Wages payable	3,899	2,843
Accrued bonus	2,565	57
Current portion of operating lease liabilities	3,101	3,095
Short-term borrowings under revolving credit facility	—	25,000
Accrued expenses and other current liabilities	11,903	4,830
Short-term finance lease liabilities	185	71
Total current liabilities	$73,109	$88,967
Long-term liabilities:
Convertible senior notes, net	$1,126,723	$—
Operating lease liabilities, net of current portion	11,061	11,793
Finance lease obligations and other long term liabilities	579	149
Total long-term liabilities	$1,138,363	$11,942
Commitments and Contingencies (Note 10)
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	April 3, 2021	December 31, 2020
Stockholders’ equity:
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	$—	$—
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 63,008,534 and 62,820,351 shares issued and outstanding at April 3, 2021 and December 31, 2020, respectively	6	6
Additional paid-in capital	485,684	560,210
Accumulated deficit	(222,133)	(194,867)
Accumulated other comprehensive income	490	1,748
Total stockholders’ equity	$264,047	$367,097
Total liabilities and stockholders’ equity	$1,475,519	$468,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net revenues	$108,164	$97,074
Cost of goods sold	75,456	59,383
Gross profit	32,708	37,691
Research and development expenses	15,925	6,194
Selling, general and administrative expenses	38,954	27,315
Restructuring expenses	2,474	2,373
Total operating expenses	57,353	35,882
(Loss) income from operations	(24,645)	1,809
Other (expense) income, net:
Interest expense	(629)	(705)
Other, net	(1,570)	710
Total other (expense) income, net	(2,199)	5
(Loss) income before taxes	(26,844)	1,814
Income tax expense (benefit)	48	(1)
Equity in losses of unconsolidated joint venture	374	—
Net (loss) income	$(27,266)	$1,815
Net (loss) income per share available to common stockholders—basic	$(0.43)	$0.03
Weighted average common shares outstanding—basic	62,941,748	61,679,929
Net (loss) income per share available to common stockholders—diluted	$(0.43)	$0.03
Weighted average common shares outstanding—diluted	62,941,748	65,927,988
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net (loss) income	$(27,266)	$1,815
Other comprehensive loss, net of tax:
Foreign currency translation loss, net of tax	(1,258)	—
Comprehensive (loss) income, net of tax	$(28,524)	$1,815
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2019	61,576,494	$6	$526,199	$(142,115)	$—	$384,090
Net income	—	—	—	1,815	—	1,815
Issuance of common stock under equity incentive plans, net	280,883	—	1,002	—	—	1,002
Share-based compensation for equity classified awards	—	—	5,074	—	—	5,074
Balance at March 28, 2020	61,857,377	$6	$532,275	$(140,300)	$—	$391,981

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2020	62,820,351	$6	$560,210	$(194,867)	$1,748	$367,097
Net loss	—	—	—	(27,266)	—	(27,266)
Issuance of common stock under equity incentive plans, net	188,183	—	2,048	—	—	2,048
Purchase of capped calls related to convertible senior notes	—	—	(83,950)	—	—	(83,950)
Share-based compensation for equity classified awards	—	—	7,376	—	—	7,376
Foreign currency translation adjustment	—	—	—	—	(1,258)	(1,258)
Balance at April 3, 2021	63,008,534	$6	$485,684	$(222,133)	$490	$264,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Three Months Ended
	April 3, 2021	March 28, 2020
Cash flows from operating activities:
Net (loss) income	$(27,266)	$1,815
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,326	2,583
Non-cash lease expense	724	445
Share-based compensation expense	7,376	5,949
Loss on sale of fixed assets	3	—
Amortization of debt issuance costs	369	57
Loss on extinguishment of debt	1,037	—
Equity in losses of unconsolidated joint venture	374	—

Net change in operating assets and liabilities:
Accounts receivable	(963)	3,746
Inventories	(24,729)	(39,106)
Prepaid expenses and other assets	(2,877)	(6,255)
Accounts payable	1,098	16,651
Accrued expenses and other current liabilities	10,689	(2,608)
Operating lease liabilities	(818)	(479)
Net cash used in operating activities	$(30,657)	$(17,202)

Cash flows from investing activities:
Purchases of property, plant and equipment	$(23,363)	$(12,398)
Purchases of property, plant and equipment held for sale	—	(964)
Payment of security deposits	(18)	—
Net cash used in investing activities	$(23,381)	$(13,362)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	$1,150,000	$—
Purchase of capped calls related to convertible senior notes	(83,950)	—
Debt issuance costs	(23,150)	—
Repayment of revolving credit facility	(25,000)	—
Principal payments under finance lease obligations	(36)	(16)
Proceeds from exercise of stock options	2,861	1,014
Payments of minimum withholding taxes on net share settlement of equity awards	(812)	(12)
Net cash provided by financing activities	$1,019,913	$986
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Three Months Ended
	April 3, 2021	March 28, 2020
Net increase (decrease) in cash and cash equivalents	$965,875	$(29,578)
Effect of exchange rate changes on cash	15	—
Cash and cash equivalents at the beginning of the period	159,127	275,988
Cash and cash equivalents at the end of the period	$1,125,017	$246,410

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$297	$682
Taxes	$48	$—
Non-cash investing and financing activities:
Issuance costs of convertible senior notes, accrued not yet paid	$455	$—
Non-cash additions to property, plant and equipment	$8,148	$5,907
Non-cash additions to property, plant and equipment held for sale	$—	$156
Non-cash additions to financing leases	$580	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities	$105	$981
(concluded)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
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
The Company’s primary production facilities are located in Columbia, Missouri, and Devault, Pennsylvania, and research and development and administrative offices are located in El Segundo, California. In addition to its own production facilities, the Company uses co-manufacturers in various locations in the United States, Canada and the Netherlands. In the second quarter of 2020, the Company acquired its first manufacturing facility in Europe located in Enschede, the Netherlands. This facility completed operational testing of dry blend production in late 2020 and is expected to begin commercial trial runs in the second quarter of 2021. In addition, in June 2020 the Company announced the official opening of a new co-manufacturing facility to be used for Beyond Meat production built by the Company’s distributor in the Netherlands. In the third quarter of 2020, the Company and BYND JX entered into an investment agreement and related factory leasing contract to design and develop manufacturing facilities in the Jiaxing Economic & Technological Development Zone to manufacture plant-based meat products under the Beyond Meat brand in China. Renovations in the leased facility have been substantially completed and trial production began in the first quarter of 2021. Full-scale end-to-end production is expected by the end of the second quarter of 2021.
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
As of April 3, 2021, approximately 95.0% of the Company’s assets were located in the United States.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The global spread and unprecedented impact of COVID-19 continues to create significant volatility, uncertainty and economic disruption. The Company’s operations and its financial results including net revenues, gross profit, gross margin and operating expenses were negatively impacted by COVID-19 in 2020 and the first quarter of 2021. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), impact of the new COVID-19 variants and the rollout of COVID-19 vaccines, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

the Company’s business, results of operations, financial condition or liquidity. While the ultimate health and economic impact of COVID-19 continues to be highly uncertain, the Company expects that the adverse impact of COVID-19 on its business operations and results of operations, including its net revenues, gross profit, gross margin, earnings and cash flows, will continue through at least the remainder of 2021 and likely into 2022. Future events and effects related to the COVID-19 pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021 or for any other interim period or for any other future fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 1, 2021 (the “2020 10-K”). The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date. There have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2020 10-K, except as noted below.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company balances and transactions have been eliminated.
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
Convertible Senior Notes
On March 5, 2021, the Company issued $1.0 billion aggregate principal amount of its 0% Convertible Senior Notes due 2027 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). On March 12,

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

2021, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $150.0 million aggregate principal amount of the Company’s 0% Convertible Senior Notes due 2027 (the “Additional Notes”, and together with the Convertible Notes, the “Notes”), and such Additional Notes were issued on March 16, 2021. See Note 7, Debt. The Company accounts for the Notes under Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (“ASU 2020-06”), which the Company early adopted in the first quarter of 2021 concurrent with the issuance of the Notes. The Company records the Notes in “Long-term liabilities” at face value net of issuance costs. If any of the conditions to the convertibility of the Notes is satisfied, or the Notes become due within one year, then the Company may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability.
Capped Call Transactions
Capped call transactions cover the aggregate number of shares of the Company’s common stock that will initially underlie the Notes, and generally reduce potential dilution to the Company’s common stock upon any conversion of Notes and/or offset any cash payments the Company may make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the capped call transactions. The Company determined that the freestanding capped call option contracts qualify as equity under the accounting guidance on indexation and equity classification, and recognized the contract by recording an entry to “Additional paid-in capital” (“APIC”) in stockholders’ equity in its condensed consolidated balance sheet. The Company also determined that the capped call option contracts meet the definition of a derivative under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”), but are not required to be accounted for as a derivative as they meet the scope exception outlined in ASC 815. Instead the capped call options are recorded in APIC and not remeasured.
Issuance Costs
Issuance costs related to our Notes offering were capitalized and offset against proceeds from the Notes. Issuance costs consist of legal and other costs related to the issuance of the Notes and are amortized to interest expense over the term of the Notes. Total issuance costs capitalized in the three months ended April 3, 2021 were approximately $23.6 million, of which $0.5 million were unpaid as of April 3, 2021. There were no such issuance costs in the three months ended March 28, 2020.
Foreign Currency
Foreign currency translation losses, net of tax, reported as cumulative translation adjustments through “Other comprehensive loss” were $1.3 million and $0, for the three months ended April 3, 2021 and March 28, 2020, respectively. Realized and unrealized foreign currency transaction losses included in “Other, net” were $0.3 million and $0 during the three months ended April 3, 2021 and March 28, 2020, respectively.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
The Company had no financial instruments measured at fair value on a recurring basis as of April 3, 2021 and December 31, 2020, other than the the liability classified share-settled obligation to one of the Company’s executive officers (see Note 9) which represents a Level 1 financial instrument. There was no change in the fair value of the liability-classified share-settled obligation in the three months ended April 3, 2021.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 for the three months ended April 3, 2021.
Revenue Recognition
The Company’s revenues are generated through sales of its products to distributors or customers. Revenue is recognized at the point in which the performance obligation under the terms of a contract with the customer have been satisfied and control has transferred. The Company’s performance obligation is typically defined as the accepted purchase order, the direct-to-consumer order, or the contract, with the customer which requires the Company to deliver the requested products at agreed upon prices at the time and location of the customer’s choice. The Company does not offer warranties or a right to return on the products it sells except in the instance of a product recall.
Revenue is measured as the amount of consideration the Company expects to receive in exchange for fulfilling the performance obligation. Sales and other taxes the Company collects concurrent with the sale of products are excluded from revenue. The Company's normal payment terms vary by the type and location of its customers and the products offered. The time between invoicing and when payment is due is not significant. None of the Company's customer contracts as of April 3, 2021 contains a significant financing component.
The Company routinely offers sales discounts and promotions through various programs to its customers and consumers. These programs include rebates, temporary on shelf price reductions, buy-one-get-one-free programs, off invoice discounts, retailer advertisements, product coupons and other trade activities. Provision for discounts and incentives are recorded in the same period in which the related revenues are recognized. At the end of each accounting period, the Company recognizes a liability for estimated sales discounts that have been incurred but not paid which totaled $2.8 million and $3.6 million as of April 3, 2021 and December 31, 2020, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.
The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. The incremental cost to obtain contracts was not material.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Presentation of Net Revenues by Channel
The Company presents net revenues by geography and distribution channel as follows:

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
____________
(1) Includes net revenues from direct-to-consumer sales.
The following table presents the Company’s net revenues by channel:

	Three Months Ended
(in thousands)	April 3, 2021	March 28, 2020
Net revenues:
U.S.:
Retail	$63,826	$49,923
Foodservice	16,742	22,631
U.S. net revenues	80,568	72,554
International:
Retail	17,199	5,952
Foodservice	10,397	18,568
International net revenues	27,596	24,520
Net revenues	$108,164	$97,074
One customer accounted for approximately 11% of the Company’s gross revenues in the three months ended April 3, 2021; and two distributors accounted for approximately 13% and 12%, respectively, of the Company’s gross revenues in the three months ended March 28, 2020. No other distributor or customer accounted for more than 10% of the Company’s gross revenues in the three months ended April 3, 2021 and March 28, 2020.
Investment in Joint Venture
The Company uses the equity method of accounting to record transactions associated with its joint venture when the Company shares in joint control of the investee. Investment in joint venture is not consolidated but is recorded in “Other non-current assets” in the Company’s condensed consolidated balance sheet. The Company recognizes its portion of the investee’s results in “Equity in losses of unconsolidated joint venture” in its condensed consolidated statement of operations. Activity related to the joint venture during the three months ended April 3, 2021 was not material.
Shipping and Handling Costs
Outbound shipping and handling costs included in selling, general and administrative (“SG&A”) expenses in the three months ended April 3, 2021 and March 28, 2020 were $3.3 million and $1.6 million, respectively.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Recently Adopted Accounting Pronouncements
On December 18, 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)” (“ASU 2019-12”). ASU 2019-12 eliminates the need for an organization to analyze whether the following apply in a given period (1) exceptions to the incremental approach for intra-period tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments, and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax, and (4) enacted changes in tax laws in interim periods. For public business entities, the amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 beginning on January 1, 2021. Adoption of ASU 2019-12 did not result in any material changes to the way the tax provision is prepared and did not have a material impact on the Company’s financial position, results of operations or cash flows.
On August 5, 2020, the FASB issued ASU No. 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity” (“ASU 2020-06”). ASU 2020-06 simplifies accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity, by removing certain separation models that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. After adoption of ASU 2020-06 entities will not separately present in equity an embedded conversion feature in such debt. Instead entities will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (2) a convertible instrument was issued at a substantial premium. ASU 2020-06 also expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share calculations that are impacted by the amendments. Under ASU 2020-06, entities must apply the more dilutive of the if-converted method and the two-class method to all convertible instruments; the treasury stock method is no longer available. ASU 2020-06 eliminates an entity’s ability to overcome the presumption of share settlement, and as a result, the issuers of convertible debt that may be settled in any combination of cash or stock at the issuer’s option, must use the more dilutive among the if-converted method and the two-class method in computing diluted net income per share, which is typically more dilutive than the net share settlement under the treasury stock method. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. The Company early adopted ASU 2020-06 in the first quarter of 2021 concurrent with the issuance of its Notes. There were no changes to the Company’s previously issued financial statements since the Company had no existing convertible notes prior to issuance of the Notes in the first quarter of 2021. Upon adoption of ASU 2020-06, the Company recorded the issuance of the Notes at their face value net of issuance costs in long-term liabilities and the value of the capped call options in APIC.
Note 3. Restructuring
In May 2017, management approved a plan to terminate the Company’s exclusive supply agreement (the “Agreement”) with one of its co-manufacturers, due to non-performance under the Agreement and on May 23, 2017, the Company notified the co-manufacturer of its decision to terminate the Agreement. In the three months ended April 3, 2021 and March 28, 2020, the Company recorded $2.5 million and $2.4 million, respectively, in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. See Note 10 for further information. As of April 3, 2021 and December 31, 2020, the Company had $2.4 million and $0.8 million, respectively, in accrued and unpaid restructuring expenses.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 4. Leases
Leases are classified as either finance leases or operating leases based on criteria in ASC 842. The Company has operating leases for its corporate offices including its Manhattan Beach Project Innovation Center where the Company’s research and development facility is located, its manufacturing facilities, warehouses and vehicles, and finance leases for certain of the Company’s equipment. Such leases generally have original lease terms between two and 10 years, and often include one or more options to renew. Some leases also include early termination options, which can be exercised under specific conditions. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company currently considers its renewal options to be reasonably certain to be exercised. The Company does not have residual value guarantees or material restrictive covenants associated with its leases.

		Three Months Ended
(in thousands)	Statement of Operations Location	April 3, 2021	March 28, 2020
Operating lease cost:
Lease cost	Cost of goods sold	$539	$184
Lease cost	Research and development expenses	148	125
Lease cost	Selling, general and administrative expenses	197	112
Variable lease cost (1)	Cost of goods sold	28	6
Operating lease cost		$912	$427
Short-term lease cost	Selling, general and administrative expenses	$26	$64
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$37	$18
Interest on lease liabilities	Interest expense	5	4
Finance lease cost		$42	$22
Total lease cost		$980	$513
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental balance sheet information as of April 3, 2021 and December 31, 2020 related to leases are as follows:

(in thousands)	Balance Sheet Location	April 3, 2021	December 31, 2020
Assets
Operating leases	Operating lease right-of-use assets	$13,938	$14,570
Finance leases, net	Property, plant and equipment, net	754	212
Total lease assets		$14,692	$14,782

Liabilities
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$3,101	$3,095
Finance lease liabilities	Short-term finance lease liabilities	185	71
Long-term:
Operating lease liabilities	Operating lease liabilities, net of current portion	11,061	11,793
Finance lease liabilities	Finance lease obligations and other long-term liabilities	579	149
Total lease liabilities		$14,926	$15,108

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year, as of April 3, 2021:

	April 3, 2021
(in thousands)	Operating Leases	Finance Leases
Remainder of 2021	$2,571	$152
2022	3,343	193
2023	2,711	181
2024	1,662	147
2025	1,301	115
2026	1,644	10
Thereafter	2,270	—
Total undiscounted future minimum lease payments	15,502	798
Less imputed interest	(1,341)	(33)
Total discounted future minimum lease payments	$14,161	$765
Weighted average remaining lease terms and weighted average discount rates were:

	April 3, 2021
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	6.4	4.3
Weighted average discount rate	2.8%	2.4%

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 5. Inventories
Major classes of inventory were as follows:

(in thousands)	April 3, 2021	December 31, 2020
Raw materials and packaging	$74,040	$83,702
Work in process	10,749	12,887
Finished goods	60,735	25,128
Total	$145,524	$121,717

Note 6. Property, Plant and Equipment
Property, plant, and equipment are stated at cost and finance lease assets are included. A summary of property, plant, and equipment as of April 3, 2021 and December 31, 2020, is as follows:

(in thousands)	April 3, 2021	December 31, 2020
Manufacturing equipment	$73,785	$62,521
Research and development equipment	13,643	12,342
Leasehold improvements	9,351	9,277
Building	12,685	12,569
Finance leases	828	212
Software	460	402
Furniture and fixtures	614	614
Vehicles	378	377
Land	3,943	3,995
Assets not yet placed in service	53,518	46,148
Total property, plant and equipment	$169,205	$148,457
Accumulated depreciation and amortization	(37,111)	(33,158)
Property, plant and equipment, net	$132,094	$115,299
Depreciation and amortization expense for the three months ended April 3, 2021 and March 28, 2020 was $4.3 million and $2.6 million, respectively. Of the total depreciation and amortization expense in the three months ended April 3, 2021 and March 28, 2020, $3.4 million and $1.9 million, respectively, were recorded in cost of goods sold and $0.9 million and $0.7 million, respectively, were recorded in research and development expenses in the Company’s condensed consolidated statements of operations.
The Company had no property, plant and equipment that meet the criteria for assets held for sale as of April 3, 2021 and December 31, 2020, respectively. Amounts previously classified as assets held for sale were sold for amounts that approximated book value for which a note receivable of $4.5 million, net of payments received, was recorded, of which $3.2 million is included in prepaid expenses and other current assets and $1.3 million is included in other non-current assets, net in the Company’s condensed consolidated balance sheet at April 3, 2021.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 7. Debt
The following is a summary of debt balances as of April 3, 2021 and December 31, 2020:

(in thousands)	April 3, 2021	December 31, 2020
Convertible senior notes	$1,150,000	$—
Revolving credit facility	—	25,000
Debt issuance costs	(23,277)	—
Total debt outstanding	$1,126,723	$25,000
Less: current portion of long-term debt	—	25,000
Long-term debt	$1,126,723	$—
Convertible Senior Notes
On March 5, 2021, the Company issued $1.0 billion aggregate principal amount of its 0% Convertible Senior Notes due 2027 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. On March 12, 2021, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $150.0 million aggregate principal amount of the Company’s 0% Convertible Senior Notes due 2027 (the “Additional Notes”, and together with the Convertible Notes, the “Notes”), and such Additional Notes were issued on March 16, 2021. The initial conversion price of the Notes is $206.00, which represents a premium of approximately 47.5% over the closing price of the Company’s common stock on March 2, 2021. The Notes will mature on March 15, 2027, unless earlier repurchased, redeemed or converted. The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of March 5, 2021, between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The Company used $84.0 million of the net proceeds from the sale of the Notes to fund the cost of entering into capped call transactions, described below. The proceeds from the issuance of the Notes were approximately $1.0 billion, net of capped call transaction costs of $84.0 million and debt issuance costs totaling $23.6 million.
The Notes are senior, unsecured obligations and are (i) equal in right of payment with the Company’s senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s indebtedness that is expressly subordinated to the Notes; (iii) effectively subordinated to the Company’s secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.
The Notes do not bear regular interest, and the principal amount of the Notes do not accrete. However, special interest and additional interest may accrue on the Notes at a rate per annum not exceeding 0.50% (subject to certain exceptions) upon the occurrence of certain events relating to the failure to file certain SEC reports or to remove certain restrictive legends from the Notes.
The initial conversion rate is 4.8544 shares of common stock per $1,000 principal amount of the Notes, which represents an initial conversion price of $206.00 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events as described in the Indenture.
The holder may convert the Notes during the five consecutive business days immediately after any ten consecutive trading day period, if the trading price per $1,000 principal amount of Notes, as determined following a request by a holder, for each trading day of the measurement period was less than ninety eight percent (98%) of the product of the last report sale price per share of common stock on such trading day and the conversion rate on such trading day.
The holder can convert its Notes during any calendar quarter, commencing after the calendar quarter ending on June 30, 2021, provided the last reported sale price of the common stock for at least 20 trading

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

days is greater than or equal to 130% of the conversion price, during the 30 days consecutive trading days end the last trading day of a calendar quarter.
Before December 15, 2026, noteholders have the right to convert their Notes upon the occurrence of certain events. From and after December 15, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company has the right to elect to settle conversions either in cash, shares or in a combination of cash and shares of its common stock. However, upon conversion of any Notes, the conversion value, which will be determined over an “Observation Period” (as defined in the Indenture) consisting of 20 trading days, will be paid in cash up to at least the principal amount of the Notes being converted.
The Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after March 20, 2024 and on or before the 20th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid special interest and additional interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any Note for redemption will constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.
The Company must repay the note principal in cash, but may elect to settle the conversion value either in cash, shares or in a combination of cash and shares of its common stock.
If certain corporate events that constitute a “Fundamental Change” (as defined in the Indenture) occur, then, subject to limited exceptions, noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest and additional interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.
The Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Notes (which, in the case of a default in the payment of special interest and additional interest on the Notes, are subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iii) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (iv) a default by the Company in its other obligations or agreements under the Indenture or the Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain defaults by the Company or any of its significant subsidiaries with respect to indebtedness for borrowed money of at least $100 million; and (vi) certain events of bankruptcy, insolvency and reorganization involving the Company or any of its significant subsidiaries.
In the event of the Company’s liquidation, dissolution or winding up, holders of the Company’s common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all of the Company’s debts and other liabilities and the satisfaction of any liquidation preference granted to the holders of any then-outstanding shares of preferred stock.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Holders of the Company’s common stock have no preemptive, conversion, subscription or other rights, and there are no redemption or sinking fund provisions applicable to the Company’s common stock. The rights, preferences and privileges of the holders of the Company’s common stock are subject to and may be adversely affected by the rights of the holders of shares of any series of preferred stock that the Company may designate in the future.
If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to the Company (and not solely with respect to a significant subsidiary of the Company) occurs, then the principal amount of, and any accrued and unpaid special interest and additional interest on, all of the Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then, the Trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of Notes then outstanding, may declare the principal amount of, and any accrued and unpaid special interest and additional interest on, all of the Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right of the noteholders to receive special interest on the Notes for up to 365 days at a specified rate per annum not exceeding 0.50% on the principal amount of the Notes.
The total amount of debt issuance costs of $23.6 million was recorded as a reduction to “Convertible senior notes, net” in the condensed consolidated balance sheet as of April 3, 2021 and are being amortized as interest expense over the term of the Notes using the effective interest method. During the three months ended April 3, 2021, the Company recognized $0.3 million in interest expense related to the amortization of the debt issuance costs related to the Notes.
The following is a summary of the Company’s Notes as of April 3, 2021:

(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
0% Convertible senior notes due on March 15, 2027	$1,150,000	$23,277	$1,126,723	$1,115,500	Level 2

The Notes are carried at face value less the unamortized debt issuance costs on the Company’s condensed consolidated balance sheets. As of April 3, 2021, the estimated fair value of the Notes was approximately $1.1 billion. The Notes are quoted on the Intercontinental Exchange and are classified as Level 2 financial instruments. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on April 2, 2021, the last business day of the period.
As of April 3, 2021, the remaining life of the Notes is approximately 5.95 years.
Capped Call Transactions
On March 2, 2021, in connection with the pricing of the offering of the Convertible Notes, the Company entered into capped call transactions (the “Base Capped Call Transactions”) with the option counterparties and used $73.0 million in net proceeds from the sale of the Convertible Notes to fund the cost of the Base Capped Call Transactions. On March 12, 2021, in connection with the Additional Notes, the Company entered into capped call transactions (the “Additional Capped Call Transactions”) with the option counterparties and used $11.0 million of the net proceeds from the sale of the Additional Notes to fund the cost of the Additional Capped Call Transactions. The Base Capped Call Transactions and the Additional Capped Call Transactions (collectively, the “Capped Call Transactions”) cover, subject to customary adjustments, the aggregate number of shares of the Company’s common stock that will initially underlie the Notes, and are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of Notes and/or offset any cash payments the Company may make in excess

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions is $279.32, which represents a premium of 100% over the last reported sale price of the Company’s common stock on March 2, 2021. The aggregate $84.0 million paid for the Capped Call Transactions was recorded as a reduction to APIC.
Revolving Credit Facility
On March 2, 2021, the Company terminated its secured revolving credit agreement, dated as of April 21, 2020 (the “Credit Agreement”), among the Company, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent, and in connection with such termination: (i) all borrowings outstanding under the Credit Agreement were repaid in full by the Company; and (ii) all liens and security interests under the Credit Agreement in favor of the lenders thereunder were released.
The Company recorded debt issuance costs on the revolving credit facility in “Prepaid and other non-current assets, net” in the accompanying condensed consolidated balance sheet. Debt issuance costs associated with the revolving credit facility were amortized as interest expense over the term of the loan for which amortization of $40,800 was recorded during the three months ended April 3, 2021. In the three months ended March 28, 2020, debt issuance costs of $57,000 related to the Company’s prior revolving credit facility and equipment loan were amortized to interest expense.
In the three months ended April 3, 2021 and March 28, 2020, the Company incurred $0.3 million and $0.4 million, respectively, in interest expense related to its bank credit facilities. In the three months ended March 28, 2020, the Company incurred $0.1 million in interest expense related to its equipment loan facility.
On February 25, 2021, the Company paid down the outstanding borrowings and had no borrowings outstanding under the revolving credit facility. As of December 31, 2020, the Company had $25.0 million in outstanding borrowings and had no excess availability under the revolving credit facility. The revolving credit facility was terminated on March 2, 2021. Upon termination of the revolving credit facility, unamortized debt issuance costs of $1.0 million associated with the revolving credit facility were written off as “Loss on extinguishment of debt,” which is included in “Other, net” in the condensed consolidated statement of operations.
Concurrent with the Company’s execution of the campus headquarters lease, as a security deposit, the Company delivered to the landlord a letter of credit under the revolving credit facility in the amount of $12.5 million. Upon termination of the revolving credit facility, the letter of credit continued in effect, unsecured.
Note 8. Stockholders’ Equity
As of April 3, 2021, the Company’s shares consisted of 500,000,000 authorized shares of common stock, par value $0.0001 per share, of which 63,008,534 shares of common stock were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
As of December 31, 2020, the Company’s shares consisted of 500,000,000 authorized shares of common stock, par value $0.0001 per share, of which 62,820,351 shares were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
The Company has not declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of its capital stock.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 9. Share-Based Compensation
In 2019, the Company’s 2011 Equity Incentive Plan was amended, restated and re-named the 2018 Equity Incentive Plan (the “2018 Plan”), and the remaining shares available for issuance under the 2011 Plan were added to the shares reserved for issuance under the 2018 Plan. As of January 1, 2021, the maximum aggregate number of shares that may be issued under the 2018 Plan increased to 18,771,398 shares, which includes an increase of 2,144,521 shares effective January 1, 2021 under the terms of the 2018 Plan.
The following table summarizes the shares available for grant under the 2018 Plan:

Shares Available for Grant
Balance - December 31, 2020	5,021,270
Authorized	2,144,521
Granted	(157,650)
Shares withheld to cover taxes	4,901
Forfeited	68,576
Balance - April 3, 2021	7,081,618

As of April 3, 2021 and December 31, 2020, there were 4,097,076 and 4,218,278 shares, respectively, issuable under stock options outstanding, 294,296 and 275,989 shares, respectively, issuable under unvested RSUs outstanding, 7,318,454 and 7,127,079 shares, respectively, issued for stock option exercises, RSU settlement, and restricted stock grants, and 7,081,618 and 5,021,270 shares, respectively, available for grants under the 2018 Plan.
Stock Options
Following are the assumptions used in the Black-Scholes valuation model for options granted during the periods shown below:

	Three Months Ended
	April 3, 2021	March 28, 2020
Risk-free interest rate	1.3%	0.8%
Average expected term (years)	7.0	7.0
Expected volatility	72.6%	55.0%
Dividend yield	—	—
Option grants to new employees in the three months ended April 3, 2021 and March 28, 2020 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining 3-year period, subject to continued employment through the vesting date. Option grants to continuing employees in the three months ended April 3, 2021 and March 28, 2020 generally vest monthly over a 48-month period, subject to continued employment through the vesting date. Option grant to one executive officer in the three months ended April 3, 2021 vests over three months from the vesting commencement date.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes the Company’s stock option activity during the three months ended April 3, 2021:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2020	4,218,278	$21.20	6.6	$443,595
Granted	92,684	$142.45	—	$—
Exercised	(160,725)	$17.75	—	$19,873
Cancelled/Forfeited	(53,161)	$41.34	—	$—
Outstanding at April 3, 2021	4,097,076	$23.81	6.4	$446,558
Vested and exercisable at April 3, 2021	2,753,447	$11.01	5.5	$333,629
Vested and expected to vest at April 3, 2021	3,782,355	$19.65	6.2	$427,197
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
During the three months ended April 3, 2021 and March 28, 2020, the Company recorded in aggregate $3.4 million and $3.0 million, respectively, of share-based compensation expense related to options. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of April 3, 2021, there was $18.3 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over a weighted average period of 1.8 years.
Restricted Stock Units
RSU grants to new employees in the three months ended April 3, 2021 and March 28, 2020 vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting quarterly over the remaining 3 years of the award, subject to continued employment through the vesting date. RSU grants in the three months ended April 3, 2021 include fully vested RSUs granted to an executive officer issued in settlement of the obligation discussed below under Share-Settled Obligation. RSU grant to one executive officer in the three months ended April 3, 2021 vests 100% over three months from the vesting commencement date. RSU grants to continuing employees in the three months ended April 3, 2021 and March 28, 2020 generally vest quarterly over 16 quarters, subject to continued employment through the vesting date. RSU grants to consultants in the three months ended March 28, 2020 vest quarterly over 8 quarters, subject to continued service through the vesting date. There were no such RSU grants in the three months ended April 3, 2021.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes the Company’s RSU activity during the three months ended April 3, 2021:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2020	275,989	$114.99
Granted	64,966	$141.78
Vested(1)	(31,244)	$120.73
Cancelled/Forfeited	(15,415)	$—
Unvested at April 3, 2021	294,296	$121.09
________
(1) Includes 21,643 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2018 Plan.

During the three months ended April 3, 2021 and March 28, 2020, the Company recorded in aggregate $2.9 million and $1.6 million, respectively, of share-based compensation expense related to RSUs. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of April 3, 2021, there was $16.8 million in unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted average period of 1.8 years.
Share-Settled Obligation
Share-based compensation expense in the three months ended April 3, 2021 and March 28, 2020 includes $0.8 million and $0.9 million, respectively, for a liability classified, share-settled obligation to an executive officer related to a sign-on award pursuant to the terms of the executive officer’s offer letter. The share-based compensation expense related to this share-settled obligation is included in SG&A expenses in the Company’s condensed consolidated statements of operations. Financing activities in the statement of cash flows for the three months ended April 3, 2021 and March 28, 2020 includes a $0.8 million and $0, respectively, noncash reclassification of the share-settled obligation from “Other current liabilities” to APIC.
The Company is obligated to deliver a variable number of shares based on a fixed monetary amount on the first annual anniversary of the executive officer’s commencement date and on each quarterly anniversary thereafter through the second annual anniversary. The liability classified award is considered unearned until the requirements for issuance of the shares are met and is included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets as of April 3, 2021 and December 31, 2020 in the amount of $1.0 million. As of April 3, 2021, there was $1.6 million in unrecognized compensation expense related to this share-settled obligation which is expected to be recognized over approximately 6 months.
In the first quarter of 2021, a quarterly tranche related to this obligation was earned, and the Company delivered to this executive officer 6,066 fully vested RSUs with a settlement date fair value of $0.8 million.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Restricted Stock to Nonemployees
The following table summarizes the Company’s restricted stock activity during the three months ended April 3, 2021:

	Number of Shares of Restricted Stock	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2020	12,184	0.3	$20.02
Granted	—	—	$—
Vested/Released	(9,136)	—	$20.02
Cancelled/Forfeited	—	—	$—
Unvested at April 3, 2021	3,048	0.1	$20.02

As of April 3, 2021, 3,048 shares of restricted stock had been purchased by nonemployee brand ambassadors which remained subject to vesting requirements and repurchase pursuant to restricted stock purchase agreements.
During the three months ended April 3, 2021 and March 28, 2020, the Company recorded in aggregate $0.2 million and $0.4 million, respectively, of share-based compensation expense related to restricted stock issued to nonemployee brand ambassadors, which is included in SG&A expenses in the Company’s condensed consolidated statements of operations.
As of April 3, 2021, there was $34,064 in unrecognized compensation expense related to unvested restricted stock granted to nonemployee brand ambassadors, which is expected to be recognized over 0.1 years.
Employee Stock Purchase Plan
As of April 3, 2021, the maximum aggregate number of shares that may be issued under the 2018 Employee Stock Purchase Plan (“ESPP”) was 1,876,455 shares of common stock, including an increase of 536,130 shares effective January 1, 2021 under the terms of the ESPP. The 2018 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the 2018 ESPP.
Note 10. Commitments and Contingencies
Leases
On January 14, 2021, the Company entered into a Lease (the “Campus Lease”) with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), to house the Company’s headquarters offices, lab and innovation space in El Segundo, California. The initial term of the Campus Lease is 12 years, commencing on the earlier of 210 days following substantial completion of the base building by the Landlord or the date the Company occupies any portion of the Premises (other than Phase I-A) for purposes of conducting business operations therein, subject to adjustment as provided in the Campus Lease. The Company has two renewal options, each for a period of five years.
Under the terms of the Campus Lease, the Company will lease an aggregate of approximately 281,110 rentable square feet in a portion of a building located at 888 Douglas Street, El Segundo, California (the “Premises”), to be built out by the Landlord and delivered to the Company in three phases over a 26-month period. Aggregate payments towards base rent for the Premises over the term of the lease will be approximately $159.3 million.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Company is involved in the design of the Premises during the construction phase incurring the cost of certain architectural services and design elements, and considers these as costs of tenant improvements to the Premises that the Company expects to ultimately lease pursuant to the terms of the Campus Lease. The Landlord is providing a tenant improvement allowance equal to $100.00 per rentable square foot for each Phase of the Premises (the “Tenant Improvement Allowance”) to be used towards the cost of the build-out of the Premises, with the Company responsible for any build-out costs in excess of the Tenant Improvement Allowance. Neither the Company nor the Landlord intend or expect that the costs of tenant improvements will be consideration paid to the Landlord for the right to use the Premises that would reduce the amount of future cash lease payments required after the Company takes possession of the Premises. The Company will recognize the lease assets and liabilities for each phase when the Landlord makes the underlying asset for each phase available to the Company. During the construction phase, the Company is expected to have access to the Premises to start to construct tenant improvements on the Base, Shell and Core (“BSC”) Completion Date, the date on which the Landlord is expected to make the Premises available to the Company to construct such tenant improvements. As of April 3, 2021, the BSC Completion Date had not yet occurred or been communicated to the Company. Therefore, the Company has not recognized an asset or a liability for the Campus Lease in its condensed consolidated balance sheet as of April 3, 2021.
Concurrent with the Company’s execution of the Campus Lease, as a security deposit, the Company delivered to the Landlord a letter of credit in the amount of $12.5 million which amount will decrease to: (i) $6.3 million on the fifth (5th) anniversary of the Rent Commencement Date (as defined in the Campus Lease); (ii) $3.1 million on the eighth (8th) anniversary of the Rent Commencement Date; and (iii) $0 in the event the Company receives certain credit ratings; provided the Company is not then in default of its obligations under the Campus Lease. Upon termination of the revolving credit facility, the letter of credit continued in effect, unsecured.
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
During Phase 1, the Company has agreed to invest $10.0 million in the JXEDZ through an intercompany investment in BYND JX and BYND JX has agreed to lease a facility in the JXEDZ for a minimum of two (2) years. In connection with such agreement, BYND JX entered into a factory leasing contract with an affiliate of the JX Committee, pursuant to which BYND JX has agreed to lease and renovate a facility in the JXEDZ and lease it for a minimum of two (2) years. In the event that the Company and BYND JX determine, in their sole discretion, to proceed with the Phase 2 development in the JXEDZ, BYND JX has agreed in the first stage of Phase 2 to increase its registered capital by $30.0 million and to acquire the land use right to a state-owned land plot in the JXEDZ to conduct development and construction of a new production facility. Following the first stage of Phase 2, the Company and BYND JX may determine, in their sole discretion, to permit BYND JX to obtain a second state-owned land plot in the JXEDZ in order to construct an additional facility thereon.
Purchase Commitments
As of April 3, 2021, the Company had a commitment to purchase pea protein inventory totaling $141.9 million, approximately $83.4 million in the remainder of 2021 and $58.5 million in 2022. In addition, as of April 3, 2021, the Company had approximately $21.7 million in purchase order commitments for capital expenditures primarily to purchase machinery and equipment. Payments for these purchases will be due within 12 months.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Litigation
Don Lee Farms
On May 25, 2017, Don Lee Farms, a division of Goodman Food Products, Inc., filed a complaint against the Company in the Superior Court of the State of California for the County of Los Angeles asserting claims for breach of contract, misappropriation of trade secrets, unfair competition under the California Business and Professions Code, money owed and due, declaratory relief and injunctive relief, each arising out of the Company’s decision to terminate an exclusive supply agreement between the Company and Don Lee Farms. The Company denied all of these claims and filed counterclaims on July 27, 2017, alleging breach of contract, unfair competition under the California Business and Professions Code and conversion. In October 2018, the former co-manufacturer filed an amended complaint that added one of the Company’s then current contract manufacturers as a defendant, principally for claims arising from the then current contract manufacturer’s alleged use of the former co-manufacturer’s alleged trade secrets, and for replacing the former co-manufacturer as one of the Company’s co-manufacturers. The then current contract manufacturer filed an answer denying all of Don Lee Farms’ claims and a cross-complaint against Beyond Meat asserting claims of total and partial equitable indemnity, contribution, and repayment. On March 11, 2019, Don Lee Farms filed a second amended complaint to add claims of fraud and negligent misrepresentation against the Company. On May 30, 2019, the judge denied the Company’s motion to dismiss the fraud and negligent misrepresentation claims, allowing the claims to proceed. On June 19, 2019, the Company filed an answer denying Don Lee Farms' claims.
On January 24, 2020, a writ judge granted Don Lee Farms a right to attach in the amount of $628,689 on the grounds that Don Lee Farms had established a “probable validity” of its claim that Beyond Meat owes Don Lee Farms money for a small batch of unpaid invoices. This determination was not made by the trial judge. The trial judge has yet to determine the legitimacy or merits of Don Lee Farms’ claims.
On January 27, 2020, Don Lee Farms filed a third amended complaint to add three individual defendants, all of whom are current or former employees of the Company, including Mark Nelson, the Company’s former Chief Financial Officer and Treasurer, to Don Lee Farms’ existing fraud claims alleging that those individuals were involved in the alleged fraudulent misrepresentations. On June 23, 2020, the judge denied Beyond Meat and the individual defendants’ motion to dismiss the fraud and negligent misrepresentation claims, allowing the claims to proceed. On July 6, 2020, the Company and the individual defendants filed an answer denying all of Don Lee Farms’ claims, including denying all allegations of fraud and negligent misrepresentation.
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
On February 16, 2021, the Court entered an order consolidating this action with an action that Don Lee Farms filed against CLW Foods, LLC, a current Beyond Meat contract manufacturer. On February 22, 2021, CLW Foods, LLC requested a continuance of the trial date, which the Court granted.
On March 19, 2021, Don Lee Farms requested the dismissal, without prejudice, of Don Lee Farm’s claims against the Company’s former contract manufacturer, ProPortion Foods, LLC and current contract manufacturer CLW Foods, LLC. On, March 23, 2021, ProPortion Foods, LLC requested that its claims against the Company be dismissed without prejudice. On March 26, 2021, the Court granted Don Lee Farms’ request to dismiss its claims against ProPortion Foods, LLC and CLW Foods, LLC; and granted ProPortion Foods, LLC request to dismiss its claims against the Company.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

On May 7, 2021, the Court ruled on Don Lee Farms’ motions for summary adjudication. The Court granted Don Lee Farms’ motion for summary adjudication on its breach of contract and money owed claims, and Beyond Meat’s negligent misrepresentation and conversion claims. The Court denied Don Lee Farms’ motion for summary adjudication on Beyond Meat’s breach of contract and fraud claims, allowing Beyond Meat’s claims to proceed to trial.
The previous trial date, June 14, 2021, was continued. Trial is currently set for September 27, 2021.
Don Lee Farms is seeking from Beyond Meat and the individual defendants unspecified compensatory and punitive damages, declaratory and injunctive relief, including the prohibition of Beyond Meat’s use or disclosure of the alleged trade secrets, and attorneys’ fees and costs. The Company is seeking from Don Lee Farms monetary damages, restitution of monies paid to Don Lee Farms, injunctive relief, including the prohibition of Don Lee Farms’ use or disclosure of Beyond Meat’s trade secrets and the prohibition of Don Lee Farms’ infringing use of Beyond Meat’s trademarks, and attorneys’ fees and costs.
The Company believes it was justified in terminating the supply agreement with Don Lee Farms, that the Company did not misappropriate Don Lee Farms’ alleged trade secrets, that the Company is not liable for the fraud or negligent misrepresentation alleged in the third amended complaint, and that Don Lee Farms is liable for the conduct alleged in the Company’s amended cross-complaint. Conversely, as alleged in the Company’s amended cross-complaint, the Company believes Don Lee Farms misappropriated the Company’s trade secrets, defrauded the Company, and ultimately has infringed the Company’s trademarks.
The Company is currently in the process of litigating this matter and intends to vigorously defend itself and its current and former employees against the claims and to prosecute the Company’s own claims. The Company cannot assure you that Don Lee Farms will not prevail in all or some of their claims against the Company or the individual defendants, or that the Company will prevail in some or all of its claims against Don Lee Farms. For example, if Don Lee Farms succeeds in the lawsuit, the Company could be required to pay damages, including but not limited to contract damages reasonably calculated at what the Company would have paid Don Lee Farms to produce the Company’s products through 2019, the end of the contract term, and Don Lee Farms could also claim some ownership in the intellectual property associated with the production of certain of the Company’s products or in the products themselves, and thus claim a stake in the value the Company has derived and will derive from the use of that intellectual property after the Company terminated its supply agreement with Don Lee Farms. Based on the Company’s current knowledge, the Company has determined that the amount of any material loss or range of any losses that is reasonably possible to result from this lawsuit is not estimable.
Securities Related Litigation
On January 30, 2020, Larry Tran, a purported shareholder of Beyond Meat, filed a putative securities class action lawsuit in the United States District Court for the Central District of California against Beyond Meat and two of the Company’s executive officers, the Company’s President and CEO, Ethan Brown, and the Company’s former Chief Financial Officer and Treasurer, Mark Nelson. As noted in previous filings, the Tran securities class action was dismissed with prejudice on October 27, 2020, except for the class allegations of absent putative class members, which were dismissed without prejudice.
On March 16, 2020, Eric Weiner, a purported shareholder of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court for the Central District of California, putatively on behalf of the Company, against two of the Company’s executive officers, the Company’s President and CEO, Ethan Brown, and the Company’s former Chief Financial Officer and Treasurer, Mark Nelson, and each of the Company’s directors, including one former director, who signed the Company’s initial public offering registration statement. The lawsuit asserts claims under Sections 10(b) and 21D of the Exchange Act, claims of breaches of fiduciary duty as directors and/or officers of Beyond Meat, and claims of unjust enrichment and waste of corporate assets, all relating to the Company’s ongoing litigation with Don Lee

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Farms, related actions taken by Beyond Meat and the named individuals during the period of May 2, 2019 to March 16, 2020, and the Tran securities case brought against the Company.
On March 18, 2020, Kimberly Brink and Melvyn Klein, purported shareholders of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court for the Central District of California, putatively on behalf of the Company, against two of the Company’s executive officers, the Company’s President and CEO, Ethan Brown, and the Company’s former Chief Financial Officer and Treasurer, Mark Nelson, and each of the Company’s directors, including one former director, who signed the Company’s initial public offering registration statement. The lawsuit asserts claims under Sections 10(b) and 21D of the Exchange Act, claims of breaches of fiduciary duty as directors and/or officers of Beyond Meat, and claims of unjust enrichment and waste of corporate assets, all relating to the Company’s ongoing litigation with Don Lee Farms, related actions taken by Beyond Meat and the named individuals during the period of May 2, 2019 to March 18, 2020, and the Tran securities case brought against the Company.
On April 1, 2020, the United States District Court for the Central District of California entered an order consolidating the Weiner action and the Brink action for all purposes and designated the consolidated case In re: Beyond Meat, Inc. Derivative Litigation. On April 13, 2020, the Court entered an order appointing co-lead counsel for the consolidated derivative action. On June 23, 2020, the Court entered an order approving a Joint Stipulation Regarding Stay of Actions. Under the terms of the stay approval order, all proceedings in the consolidated derivative case are stayed until (1) the Tran securities class action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2) any motion to dismiss the Tran securities class action is denied in whole or in part. On April 20, 2021, the parties filed a joint stipulation regarding briefing schedule, and the Court entered a schedule on April 21, 2021. Plaintiffs have until May 21, 2021 to file an amended complaint, and defendants have 45 days after the filing of the amended complaint to file an answer, motion to dismiss, or otherwise respond to the amended complaint. The Company believes the claims are without merit and intends to vigorously defend all claims asserted. The Company is unable to estimate potential losses, if any, related to this lawsuit.
On May 27, 2020, Kevin Chew, a purported shareholder of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court of the District of Delaware, putatively on behalf of the Company, against two of the Company’s executive officers, the Company’s President and CEO, Ethan Brown, and the Company’s former Chief Financial Officer and Treasurer, Mark Nelson, and each of the Company’s directors, including one former director, who signed the Company’s initial public offering registration statement. The lawsuit asserts claims under Sections 10(b) and 21D of the Exchange Act and claims of breaches of fiduciary duty, relating to the Company’s ongoing litigation with Don Lee Farms, related actions taken by Beyond Meat and the named individuals during the period of May 2, 2019 to May 27, 2020. On June 16, 2020, the Court entered an order staying all proceedings in the derivative action until (1) the Tran securities class action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2) any motion to dismiss the Tran securities class action is denied in whole or in part. On June 17, 2020, the Court entered an order administratively closing the derivative case based on the stay order. The Company believes the claims are without merit and intends to vigorously defend all claims asserted. The Company is unable to estimate potential losses, if any, related to this lawsuit.
On June 17, 2020, James Janolek, a purported shareholder of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court of the District of Delaware, putatively on behalf of the Company, against two of the Company’s executive officers, the Company’s President and CEO, Ethan Brown, and the Company’s former Chief Financial Officer and Treasurer, Mark Nelson, and each of the Company’s directors, including one former director, who signed the Company’s initial public offering registration statement. The lawsuit asserts claims under Sections 14(a) and 20(a) of the Exchange Act, claims of breaches of fiduciary duty as directors and/or officers of Beyond Meat, and claims of unjust enrichment and waste of corporate assets, all relating to the Company’s ongoing litigation with Don Lee Farms, related actions taken by Beyond Meat and the named individuals during the period of May 2, 2019 to June 17, 2020. On July 10, 2020, the Court entered an order staying all proceedings in the derivative action until (1) the Tran securities class action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2) any motion to dismiss the Tran securities class action is denied in whole or

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

in part. On July 10, 2020, the Court entered an order administratively closing the derivative case based on the stay order. On November 9, 2020, Plaintiff filed a Notice of Voluntary Dismissal without prejudice and without costs or attorney fees to either party.
The Company is involved in various other legal proceedings, claims, and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of such matters that are pending or asserted will have a material effect on its financial statements.

Note 11. Income Taxes
For the three months ended April 3, 2021 and March 28, 2020, the Company recorded $48,000 in income tax expense and $1,000 in income tax benefit, respectively, in its condensed consolidated statements of operations.
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
As of April 3, 2021, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with respect to net operating loss and credit carryforwards.
In response to the COVID-19 pandemic, the United States passed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act in March 2020 and on March 11, 2021 the United States enacted the American Rescue Plan Act of 2021. These Acts include various income and payroll tax measures. The income tax and payroll tax measures did not materially impact our financial statements.
Note 12. Net (Loss) Income Per Share Available to Common Stockholders
The Company calculates basic and diluted net (loss) income per share available to common stockholders in conformity with the two-class method required for companies with participating securities. Pursuant to ASU 2020-06, the Company applies the more dilutive of the if-converted method and the two-class method to its Notes.
Computation of net loss per share available to common stockholders for the three months ended April 3, 2021 excludes the dilutive effect of 4,097,076 shares issuable under stock options and 294,296 RSUs outstanding at April 3, 2021 because the Company incurred a net loss and their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the three months ended April 3, 2021 also excludes adjustments under the two-class method relating to a liability classified, share-settled obligation to an executive officer to deliver a variable number of shares based on a fixed monetary amount (see Note 9) because the shares to be delivered are not participating securities as they do not have voting rights and are not entitled to participate in dividends until they are issued. Computation of net loss per share available to common stockholders for the three months ended April 3, 2021 also excludes the dilutive effect of the Notes because the Company recorded a net loss and their inclusion would be anti-dilutive. Computation of net income per share available to common stockholders for the three months ended March 28, 2020 includes the dilutive effect of 4,159,406 shares issuable under stock options with exercise prices below the closing price of the Company's common stock on the last trading day of the applicable period, and 33,602 RSUs, and 55,051 shares of common stock that were issuable to

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

an officer in settlement of an obligation to deliver a variable number of shares based on a fixed monetary amount (see Note 9), but excludes the dilutive effect of 281,355 option shares and 68,503 RSUs because their inclusion would be anti-dilutive.

(in thousands, except share and per share amounts)	Three Months Ended
	April 3, 2021	March 28, 2020
Numerator:
Net (loss) income available to common stockholders	$(27,266)	$1,813
Undistributed net income available to unvested restricted stockholders	—	2
Net (loss) income available to common stockholders—basic	(27,266)	1,815
Denominator:
Weighted average common shares outstanding—basic	62,941,748	61,679,929
Dilutive effect of shares issuable under stock options	—	4,159,406
Dilutive effect of RSUs	—	33,602
Dilutive effect of share-settled obligation	—	55,051
Dilutive effect of Notes, if converted(1)	—	—
Weighted average common shares outstanding—diluted	62,941,748	65,927,988
Net (loss) income per share available to common stockholders—basic	$(0.43)	$0.03
Net (loss) income per share available to common stockholders—diluted	$(0.43)	$0.03
__________
(1) As the Company recorded a net loss for the three months ended April 3, 2021, inclusion of shares from the conversion premium or spread would be anti-dilutive. The Company had no Notes outstanding during the three months ended March 28, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors,” of our 2020 Form 10-K and Part II, Item 1A, “Risk Factors” and “Note Regarding Forward-Looking Statements” included in this report and those discussed in other documents we file from time to time with the SEC. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this quarterly report and our audited consolidated financial statements and notes thereto included in our 2020 10-K. Our historical results are not necessarily indicative of the results to be expected for any future periods and our operating results for the three months ended April 3, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021 or for any other interim period or for any other future year or period.

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

We sell a range of plant-based products across the three main meat platforms of beef, pork and poultry. As of April 3, 2021, our products were available at approximately 118,000 retail and foodservice outlets in more than 80 countries worldwide, across mainstream grocery, mass merchandiser, club, convenience store, and natural retailer channels, direct to consumer, and various food-away-from-home channels, including restaurants, foodservice outlets and schools.
Our primary production facilities are located in Columbia, Missouri, and Devault, Pennsylvania, and research and development and administrative offices are located in El Segundo, California. In addition to our own production facilities, we use co-manufacturers in various locations in the United States, Canada and the Netherlands. In the second quarter of 2020, we acquired our first manufacturing facility in Europe located in Enschede, the Netherlands. This facility completed operational testing of dry blend production in late 2020 and is expected to begin commercial trial runs in the second quarter of 2021. We also announced the official opening of a new co-manufacturing facility, built by our distributor in the Netherlands, to be used for Beyond Meat production. In the third quarter of 2020, we and BYND JX entered into an investment agreement and related factory leasing contract to design and develop manufacturing facilities in the Jiaxing Economic & Technological Development Zone to manufacture plant-based meat products under the Beyond Meat brand in China. Renovations in the leased facility have been substantially completed and trial production began in the first quarter of 2021. Full-scale end-to-end production is expected by the end of the second quarter of 2021.
On January 15, 2021, we entered into a 12-year lease with two 5-year renewal options to house our corporate headquarters, lab and innovation space in El Segundo, California. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
On January 25, 2021, we entered into The PLANeT Partnership, LLC (“TPP”), a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-

based protein. We believe TPP will allow us to reach more consumers by entering new product categories and distribution channels, increasing accessibility to plant-based protein around the world.
On March 5, 2021, we issued $1.0 billion aggregate principal amount of our 0% Convertible Senior Notes due 2027 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On March 12, 2021, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $150.0 million aggregate principal amount of the Company’s 0% Convertible Senior Notes due 2027 (the “Additional Notes”, and together with the Convertible Notes, the “Notes”), and such Additional Notes were issued on March 16, 2021. The initial conversion price of the Notes is $206.00, which represents a premium of approximately 47.5% over the closing price of the Company’s common stock on March 2, 2021. The Notes will mature on March 15, 2027, unless earlier repurchased, redeemed or converted. The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of March 5, 2021, between us and U.S. Bank National Association, as trustee. We used $84.0 million of the net proceeds from the sale of the Notes to fund the cost of entering into capped call transactions, described below and intend to use the remainder of the net proceeds for general corporate purposes and working capital. The proceeds from the issuance of the Notes were approximately $1.0 billion, net of capped call transactions cost of $84.0 million and debt issuance costs totaling $23.6 million. See Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements elsewhere in this report.
On March 2, 2021, in connection with the pricing of the offering of the Convertible Notes, we entered into capped call transactions (the “Base Capped Call Transactions”) with the option counterparties and used $73.0 million in net proceeds from the sale of the Convertible Notes to fund the cost of the Base Capped Call Transactions. On March 12, 2021, in connection with the Additional Notes, we entered into capped call transactions (the “Additional Capped Call Transactions”) with the option counterparties and used $11.0 million in net proceeds from the sale of the Additional Notes to fund the cost of the Additional Capped Call Transactions. The Base Capped Call Transactions and the Additional Capped Call Transactions (collectively, the “Capped Call Transactions”) cover, subject to customary adjustments, the aggregate number of shares of our common stock that will initially underlie the Notes, and are expected generally to reduce potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions is $279.32, which represents a premium of 100% over the last reported sale price of the Company’s common stock on March 2, 2021. The aggregate $84.0 million paid for the Capped Call Transactions was recorded as a reduction to APIC.
The condensed consolidated financial statements for the period ended April 3, 2021 include the accounts of the Company and its foreign subsidiaries, Beyond Meat EU B.V. and BYND JX. All inter-company balances and transactions have been eliminated.
We operate on a fiscal calendar year, and each interim quarter is comprised of one 5-week period and two 4-week periods, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth fiscal quarters may have more or fewer days included than a traditional 91-day fiscal quarter.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business. COVID-19 has led governments and other authorities around the world to implement significant measures intended to control the spread of the virus, including social distancing measures, business closures or restrictions on operations, quarantines and travel bans. While some of these restrictions have been lifted or eased in many jurisdictions as the rates of COVID-19 infections have decreased or stabilized, a resurgence of COVID-19 and the discovery of various new COVID-19 variants in some markets has slowed, halted or reversed the reopening process altogether.
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
As government authorities around the world continue to implement significant measures intended to control the spread of the virus and institute restrictions on commercial operations, while at the same time rolling out vaccines and implementing multi-step policies with the goal of re-opening certain markets, we are working to ensure our compliance with these measures while also maintaining business continuity for essential operations in our facilities. We have established a cross-functional task force that meets regularly and continually monitors and tracks relevant data, including guidance from local, national and international health agencies. This task force works closely with our senior leadership and is instrumental in making critical, timely decisions and is committed to continuing to communicate to our employees as more information is available to share.
While our manufacturing facilities remain operational, beginning in March 2020 employees at our corporate headquarters began working remotely. For essential activities at our Manhattan Beach Project Innovation Center, we are strictly limiting the number of employees allowed in the building and have implemented physical distancing protocols, mandatory face coverings, temperature screening of all personnel entering the site and comprehensive preventative hygienic measures to support the health and safety of our employees. We expect our corporate headquarters employees to remain working remotely pending further notice and guidelines from local, state and federal agencies. At our manufacturing facilities, we have implemented a series of physical distancing, and hygienic practices to further support the health and safety of our manufacturing employees. Our manufacturing employees are monitored for COVID-19 symptoms, including temperature screening of all personnel entering the site, and are following strict COVID-19 suggested Personal Protective Equipment guidelines per United States Centers for Disease Control and World Health Organization, including mandatory face coverings, increased hand washing and significantly increased sanitation of hard surfaces. All non-essential company-sponsored travel has been suspended and field marketing activities have been curbed due to the COVID-19-related restrictions.
For the first quarter of 2021, we generated foodservice channel net revenues of $27.1 million compared to $41.2 million in the first quarter of 2020. Although foodservice channel net revenues have been improving each successive quarter after the decline in the second quarter of 2020, they have not recovered to the level seen in the first quarter of 2020 and were 34.1% lower than the foodservice channel net revenues in the first quarter of 2020. In response to the recent COVID-19 resurgence in some markets, new lockdowns, curfews and other restrictive measures are being imposed which have slowed, halted or reversed the reopening process altogether and may adversely impact the foodservice recovery. We continue to partner with our QSR and foodservice customers during this challenging environment and during the quarter continued to offer promotional programs to many of our foodservice partners to allow them to offer our products to consumers at reduced price points or on other promotional terms. The impacts of the ongoing COVID-19 pandemic also continue to result in delays in tests or launches of our products among our foodservice customers and negatively impact the rate of our growth. Excluding our sales to large QSR customers, our foodservice channel has broad exposure to certain markets within that channel that have been disproportionately affected by COVID-19. These include, among others: amusement parks; academic institutions; hospitality; corporate catering services; movie theaters; sports arenas; and bars and pubs. As such, we continue to expect recovery in our foodservice channel net revenues to generally lag the broader foodservice sector. While we saw some improvement in demand in our foodservice business during the first quarter of 2021, amid relaxed stay-at-home orders in some states, the environment remains highly uncertain given the ongoing pandemic and COVID-19 resurgence. As a result, it is unclear how long it will take for foodservice demand to return to pre-pandemic levels, if at all. We expect revenues in our foodservice channel will continue to be significantly negatively impacted through at least the remainder of 2021 and likely into 2022.
At the same time while foodservice channel net revenues declined, our retail channel net revenues increased in the first quarter of 2021. For the first quarter ended April 3, 2021, we generated retail channel net revenues of $81.0 million, representing an increase of 45% as compared to the first quarter of 2020 but a decrease of $18.6 million or 18.7% as compared to the second quarter of 2020, when we experienced a retail surge amid panic buying in response to COVID-19. The increase in our net revenues in the retail channel during the first quarter of 2021, as compared to the prior-year period, was primarily driven by our expansion in total retail outlets, higher sales velocity at existing retail outlets and new product introductions. We also continued to offer promotional and reduced pricing to certain of our retail customers in the first quarter of 2021 to encourage greater consumer trial and adoption of our products.
For the three months ended April 3, 2021, our retail and foodservice channels accounted for approximately 74.9% and 25.1% of our net revenues, respectively. For the three months ended March 28, 2020, our retail and foodservice channels accounted for approximately 57.6% and 42.4% of our net revenues, respectively. For the three months ended April 3, 2021, retail net revenues increased 45.0%, while foodservice net revenues declined 34.1% compared to the prior-year period. The change in mix of our distribution channels has been significant since the start of the COVID-19 pandemic and is likely to continue to cause fluctuation in our quarterly results depending on the duration, magnitude and effects of the COVID-19 pandemic.
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

Environmental, Social and Governance
As a disruptive leader in the food industry, the Company has established itself as a leading producer of plant-based products that deliver a reduced environmental footprint and mitigate the social and welfare issues inherent to the production and consumption of animal protein. In order to continue that work and position itself as a leader in the integration of environmental and social change, the Company has committed to developing a comprehensive environmental, social and governance (“ESG”) program. As part of the development of its ESG program, the Company has completed a materiality analysis and is working on leveraging that analysis to create comprehensive ESG goals that will assist the Company with its commitment to ensuring responsible and sustainable business practices within its organization.
Components of Our Results of Operations and Trends and Other Factors Affecting Our Business
Net Revenues
We generate net revenues primarily from sales of our products to our customers across mainstream grocery, mass merchandiser, club, convenience store, and natural retailer channels, direct-to-consumer, and various food-away-from-home channels, including restaurants, foodservice outlets and schools, mainly in the United States.
We present our net revenues by geography and distribution channel as follows:

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
___________
(1) Includes net revenues from direct-to-consumer sales.

The following factors and trends in our business have driven net revenue growth over prior periods and are expected to be key drivers of our net revenue growth, subject to the duration, magnitude and effects of COVID-19 as discussed above:
•increased penetration across our retail channel, including mainstream grocery, mass merchandiser, club, convenience store, and natural retailer channels, and our foodservice channel, including increased desire by foodservice establishments, including large full service restaurants and/or global QSR customers, to add plant-based products to their menus and to highlight these offerings;
•the strength and breadth of our partnerships with global QSR restaurants and retail and foodservice customers;
•distribution expansion, increased sales velocity, household penetration and repeat buying rates across our channels;
•increased international sales of our products across geographies, markets and channels as we continue to expand the breadth and depth of our international distribution and grow our numbers of international customers;
•our continued innovation and product commercialization, including enhancing existing products and introducing new products, such as Beyond Meatballs, Beyond Breakfast Sausage Patties and Beyond Breakfast Sausage Links and the recent launch of the latest iteration of our Beyond Burger, across our plant-based platforms that appeal to a broad range of consumers, including those who typically eat animal-based meat;
•enhanced marketing efforts as we continue to build our brand, amplify our value proposition around taste, health and sustainability, serve as a best-in-class partner to strategic and other QSR customers to support product development and category management, and drive consumer adoption of our products, including scaling our Go Beyond marketing campaign, which seeks to mobilize our ambassadors to welcome consumers to the brand, define the category and remain its leader, the launch of our What if We all Go Beyond? brand anthem, inviting consumers to see how over time through small changes, such as what you put at the center of your plate, there can be a meaningful collective impact on human health and the health of our planet, mobile pop-ups in select U.S. cities to give consumers an exclusive first taste of our latest innovative products ahead of in-store availability, increased social activity to build consumer awareness and excitement, shopper marketing programs to incentive consumer trial, and a robust marketing campaign around the launch of the latest iteration of our Beyond Burger;
•overall market trends, including growing consumer awareness and demand for nutritious, convenient and high protein plant-based foods; and
•increased production levels as we invest in production infrastructure and scale production to meet demand for our products across our distribution channels both domestically and internationally.
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
We distribute our products internationally in more than 80 countries worldwide as of April 3, 2021. In addition to our own production facilities, we use co-manufacturers in various locations in the United States, Canada and the Netherlands. International net revenues decreased 12.5% in the three months ended April 3, 2021, as compared to the prior-year period, primarily due to the decline in international foodservice net revenues attributable to COVID-19.
As we seek to continue to rapidly grow our net revenues, we face several challenges. The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of COVID-19 (including any resurgences), impact of the new COVID-19 variants and the rollout and uptake of COVID-19 vaccines, and the level of social and economic restrictions imposed on the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. For example, the impact of COVID-19 on any of our suppliers, co-manufacturers, distributors or transportation or logistics providers may negatively affect the price and availability of our ingredients and/or packaging materials and impact our supply chain. Additionally, if we are forced to scale back hours of production or close our production facilities or our Manhattan Beach Project Innovation Center in response to the pandemic, we expect our business, financial condition and results of operations would be materially adversely affected. In addition, our growth strategy to expand our operations internationally may be impeded. We expect to also continue to be impacted by decreased customer and consumer demand as a result of event cancellations and social distancing, government-imposed restrictions on public gatherings and businesses, shelter-in place orders and temporary restaurant and retail store closures and operating restrictions. The uncertainty created by COVID-19 significantly increases the difficulty in forecasting operating results and strategic planning. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business, results of operations, financial condition or liquidity. However, the pandemic has had and may continue to have a material adverse impact on our business, results of operations, financial condition and cash flows and may adversely impact the trading price of our common stock. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, we expect that the adverse impact of COVID-19 pandemic on our business operations and results of operations, including our net revenues, gross profit, gross margin, earnings and cash flows, will continue through the remainder of 2021 and likely into 2022. Future events and effects related to the COVID-19 pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts.
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We anticipate that we will need to continue to offer more trade and promotion discounts to both our retail and foodservice customers, to drive increased consumer trial and in response to COVID-19. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. At the end of each accounting period, we recognize a liability for estimated sales discounts that have been incurred but not paid which totaled $2.8 million and $3.6 million as of April 3, 2021 and December 31, 2020, respectively. We anticipate that these promotional activities will impact our net revenues as well as negatively impact our gross margins and profitability and that changes in such activities will impact period-over-period results.
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
We intend to continue to increase our production capabilities at our two in-house manufacturing facilities in Columbia, Missouri, and Devault, Pennsylvania, while expanding our co-manufacturing capacity and exploring additional production facilities domestically and abroad. Our first manufacturing facility in Europe is located in Enschede, the Netherlands. This facility completed operational testing of dry blend production in late 2020 and is expected to begin commercial trial runs in the second quarter of 2021. In addition, in June 2020 we announced the official opening of a new co-manufacturing facility, built by our distributor in the Netherlands, to be used for Beyond Meat production. In the third quarter of 2020, we and BYND JX entered into an investment agreement and related factory leasing contract to design and develop manufacturing facilities to manufacture plant-based meat products under the Beyond Meat brand in China. Renovations in the leased facility have been substantially completed and trial production began in the first quarter of 2021. Full-scale end-to-end production is expected by the end of the second quarter of 2021. On October 30, 2020, we acquired certain assets including land, building, manufacturing equipment and assembled workforce from one of our former co-manufacturers located in Devault, Pennsylvania. We are using this manufacturing facility for the production of our finished goods. Acquisition of these assets is expected to allow us to reduce manufacturing and packaging costs through vertical integration and provide opportunities for us to test new processes and scale new products more quickly. As a result of these expansion initiatives, we expect our cost of goods sold in absolute dollars to increase to support our growth.
Subject to the ultimate duration, magnitude and effects of COVID-19, we continue to expect that gross profit improvements will be delivered primarily through improved volume leverage and throughput, greater internalization and geographic localization of our manufacturing footprint and expansion of our own internal production facilities domestically and abroad to produce our woven proteins, blends of flavor systems and binding systems, and finished goods, materials and packaging input cost reductions, tolling fee efficiencies, end-to-end production processes across a greater proportion of our manufacturing network, scale-driven efficiencies in procurement and fixed cost absorption, diversification of our core protein ingredients, product and process innovations and reformulations, cost-down initiatives through ingredient and process innovation and improved supply chain logistics and distribution costs. We are also working to improve gross margin through ingredient cost savings achieved through scale of purchasing and through expanding our co-manufacturing network while negotiating lower tolling fees. We intend to pass some of these cost savings on to the consumer as we pursue our goal to achieve price parity with animal protein in at least one of our product categories by 2024.

Margin improvement may, however, continue to be negatively impacted by our focus on investing heavily in our business, establishing infrastructure in the U.S., EU and China, investing in personnel, partnerships and product pipeline, investing in our headquarters campus and expanding our Manhattan Beach Project Innovation Center, growing our customer base, volume deleveraging, aggressive pricing strategies and increased discounting, expanding into new geographies and markets, enhancing our production infrastructure, improving our innovation capabilities, enhancing our product offerings and increasing consumer engagement to apply increasing pressure on the three key levers of taste, health and cost that we believe are critical for mass adoption.
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
We have historically had a very small sales and marketing force. As we continue to grow, including internationally, we expect to expand our sales and marketing force to address additional opportunities, which would substantially increase our selling and marketing expense. Our administrative expenses are expected to increase as a public company with increased personnel cost in accounting, legal, IT and compliance-related functions.
Restructuring Expenses
In May 2017, management approved a plan to terminate an exclusive supply agreement with one of our co-manufacturers. See Note 3, Restructuring, and Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements, included elsewhere in this report.
Seasonality
Generally, we expect to experience greater demand for certain of our products during the summer grilling season. In 2020, the impact of COVID-19 masked this seasonal impact. As our business continues to grow, we expect to see additional seasonality effects, especially within our retail channel, with revenue contribution from this channel tending to be greater in the second and third quarters of the year. In an environment of uncertainty from the impact of COVID-19, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.

Results of Operations
The following table sets forth selected items in our condensed consolidated statements of operations for the periods presented:

	Three Months Ended
(in thousands)	April 3, 2021	March 28, 2020
Net revenues	$108,164	$97,074
Cost of goods sold	75,456	59,383
Gross profit	32,708	37,691
Research and development expenses	15,925	6,194
Selling, general and administrative expenses	38,954	27,315
Restructuring expenses	2,474	2,373
Total operating expenses	57,353	35,882
(Loss) income from operations	$(24,645)	$1,809
The following table presents selected items in our condensed consolidated statements of operations as a percentage of net revenues for the periods presented:

	Three Months Ended
	April 3, 2021	March 28, 2020
Net revenues	100.0%	100.0%
Cost of goods sold	69.8	61.2
Gross profit	30.2	38.8
Research and development expenses	14.7	6.4
Selling, general and administrative expenses	36.0	28.1
Restructuring expenses	2.3	2.4
Total operating expenses	53.0	37.0
(Loss) income from operations	(22.8)%	1.9%

Three Months Ended April 3, 2021 Compared to Three Months Ended March 28, 2020 (unaudited)
Net Revenues
Net revenues increased by $11.1 million, or 11.4%, in the three months ended April 3, 2021, as compared to the prior-year period primarily due to an increase in volume sold, partially offset by lower net price per pound driven by our strategic investments in promotional activity intended to encourage greater consumer trial and adoption and, to a lesser extent, product mix shifts as larger-pack items carrying a lower net price per unit volume accounted for a greater proportion of our retail net revenues compared to the prior-year period. Growth in net revenues was primarily due to increased retail channel sales, resulting from retail distribution gains, higher sales velocities at existing retail customers, and contribution from new product introductions. The increase in retail channel sales was largely offset by a decline in foodservice channel sales as a result of the continued impact of COVID-19 on foodservice demand levels.

The following table presents our net revenues by channel in the three months ended April 3, 2021 as compared to the prior-year period:

	Three Months Ended		Change
(in thousands)	April 3, 2021	March 28, 2020	Amount	%
U.S.:
Retail	$63,826	$49,923	$13,903	27.8%
Foodservice	16,742	22,631	(5,889)	(26.0)%
U.S. net revenues	80,568	72,554	8,014	11.0%
International:
Retail	17,199	5,952	11,247	189.0%
Foodservice	10,397	18,568	(8,171)	(44.0)%
International net revenues	27,596	24,520	3,076	12.5%
Net revenues	$108,164	$97,074	$11,090	11.4%

Net revenues from U.S. retail sales in the three months ended April 3, 2021 increased $13.9 million, or 27.8%, primarily due to increases in sales of Beyond Breakfast Sausage, Beyond Meatball, Beyond Sausage and Beyond Beef. Approximately 33% of the increase in U.S. retail sales was due to the introduction of Beyond Meatball during the third quarter of 2020 and Beyond Breakfast Sausage Links during the second quarter of 2020.
Net revenues from U.S. foodservice sales in the three months ended April 3, 2021 decreased $5.9 million, or 26.0%, primarily due to decreases in sales of all product categories, principally due to the impact of COVID-19 on our foodservice customers. Our products were available at approximately 32,000 U.S. retail outlets and 39,000 U.S. foodservice outlets as of April 3, 2021.
Net revenues from international retail sales in the three months ended April 3, 2021 increased $11.2 million, or 189.0%, primarily due to the increase in sales of Beyond Burger, Beyond Sausage and Beyond Beef. Our products were available at approximately 24,000 international retail outlets as of April 3, 2021. International retail outlets where our products are distributed declined in the three month ended April 3, 2021 from the number of outlets as of December 31, 2020 due to a recent transition away from our former distribution partner in Germany who relied heavily on discounting and limited-time placements at various retail outlets.
Net revenues from international foodservice sales in the three months ended April 3, 2021 decreased $8.2 million, or 44.0%, primarily due to the impact of COVID-19 on our foodservice customers. Our products were available at approximately 23,000 international foodservice outlets as of April 3, 2021.
The following table presents consolidated volume of our products sold in pounds for the periods presented:

	Three Months Ended		Change
(in thousands)	April 3, 2021	March 28, 2020	Amount	%
U.S.:
Retail	11,128	8,446	2,682	31.8%
Foodservice	2,882	4,066	(1,184)	(29.1)%
International:
Retail	2,959	828	2,131	257.4%
Foodservice	2,003	3,312	(1,309)	(39.5)%
Volume of products sold	18,972	16,652	2,320	13.9%

Cost of Goods Sold

	Three Months Ended		Change
(in thousands)	April 3, 2021	March 28, 2020	Amount	%
Cost of goods sold	$75,456	$59,383	$16,073	27.1%

Cost of goods sold increased by $16.1 million, or 27.1%, to $75.5 million, in the three months ended April 3, 2021 as compared to the prior-year period. Cost of goods sold in the three months ended April 3, 2021 increased to 69.8% from 61.2% of net revenues in the prior-year period. The increase in cost of goods sold was primarily due to an increase in the volume of products sold, higher warehousing costs, higher depreciation and amortization expense, and higher in-bound and internal shipping and handling costs.
Gross Profit and Gross Margin

	Three Months Ended		Change
(in thousands)	April 3, 2021	March 28, 2020	Amount	%
Gross profit	$32,708	$37,691	$(4,983)	(13.2)%
Gross margin	30.2%	38.8%	(860) bps	N/A

Gross profit in the three months ended April 3, 2021 was $32.7 million as compared to gross profit of $37.7 million in the prior-year period, a decline of $5.0 million. Gross margin in the three months ended April 3, 2021 declined to 30.2% from 38.8% in the prior-year period. The decline in gross profit and gross margin in the three months ended April 3, 2021 was primarily due to higher inbound and internal shipping and handling costs driven by higher lane rates, an increase in warehousing costs driven by higher inventory levels particularly for pea protein, lower net price realization as a result of higher trade discounts and product mix shifts, higher depreciation and amortization expense primarily attributable to incremental fixed assets associated with the Company’s production facilities in Pennsylvania, the Netherlands and China, and increased fixed overhead costs due to the Company's recent acquisition of a former co-manufacturing partner and increase in assets in the Company’s international subsidiaries. As disclosed in Note 2, Summary of Significant Accounting Policies—Shipping and Handling Costs, in the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report, we include outbound shipping and handling costs within SG&A expenses. As a result, our gross profit and gross margin may not be comparable to other entities that present shipping and handling costs as a component of cost of goods sold.
Research and Development Expenses

	Three Months Ended		Change
(in thousands)	April 3, 2021	March 28, 2020	Amount	%
Research and development expenses	$15,925	$6,194	$9,731	157.1%

Research and development expenses increased $9.7 million, or 157.1%, in the three months ended April 3, 2021, as compared to the prior-year period. Research and development expenses increased to 14.7% of net revenues in the three months ended April 3, 2021 from 6.4% of net revenues in the prior-year period primarily due to a 59% increase in headcount, higher scale-up expenses and higher depreciation and amortization expense compared to the prior-year period.

SG&A Expenses

	Three Months Ended		Change
(in thousands)	April 3, 2021	March 28, 2020	Amount	%
Selling, general and administrative expenses	$38,954	$27,315	$11,639	42.6%

SG&A expenses increased $11.6 million, or 42.6%, in the three months ended April 3, 2021 to 36.0% of net revenues in the three months ended April 3, 2021, from 28.1% of net revenues in the prior-year period. The increase in SG&A expenses was primarily due to $8.5 million in higher salaries and related expenses resulting from higher headcount, $1.8 million in higher share-based compensation expense, $1.7 million in higher outbound freight costs and $0.9 million in higher general insurance costs, partially offset by $1.1 million in lower product donations and $0.6 million in lower legal fees. The increase in share-based compensation expense in the three months ended April 3, 2021 was primarily due to substantially higher staffing levels and to a lesser extent due to the appreciation in our stock price as compared to the prior-year period.
Restructuring Expenses
As a result of the termination in May 2017 of an exclusive supply agreement with one of our co- manufacturers due to non-performance under the agreement, we recorded restructuring expenses of $2.5 million and $2.4 million in the three months ended April 3, 2021 and March 28, 2020, respectively. The restructuring expenses were primarily related to legal and other expenses associated with the dispute. As of April 3, 2021 and December 31, 2020, there were $2.4 million and $0.8 million, respectively, in accrued and unpaid restructuring expenses. We continue to incur legal fees and other costs in connection with our ongoing efforts to resolve this dispute. See Note 3, Restructuring, and Note 10, Commitments and Contingencies to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
(Loss) Income from Operations
Loss from operations in the three months ended April 3, 2021 was $24.6 million compared to income from operations of $1.8 million in the prior-year period. The decrease in income from operations in the three months ended April 3, 2021 was primarily driven by lower gross profit, growth in overall headcount levels primarily to support increased innovation capabilities and international growth, increased production trial activities, higher share-based compensation expense and higher freight costs included in our selling expenses compared to the prior-year period.
Total Other Expense (Income)
Total other expense, net in the three months ended April 3, 2021 of $2.2 million consisted primarily of $1.0 million in costs associated with early extinguishment of our revolving credit facility, $0.6 million in interest expense on our bank debt including $0.3 million in amortization of debt issuance costs and foreign currency transaction losses of $0.3 million. Total other income of $5,000 in the prior-year period primarily included interest income, partially offset by $0.7 million in interest expense on our debt balances.
Net Loss
Net loss was $27.3 million in the three ended April 3, 2021, respectively, compared to net income of $1.8 million in the prior-year period. Net loss during the three months ended April 3, 2021 was primarily due to lower gross profit and higher operating expenses discussed above compared to the prior-year period.

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
There are a number of limitations related to the use of Adjusted EBITDA and Adjusted EBITDA as a % of net revenues rather than their most directly comparable GAAP measure. Some of these limitations are:
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
•Adjusted EBITDA does not reflect Other, net, including loss on extinguishment of debt and foreign currency transaction gains and losses, that may increase or decrease cash available to us; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net (loss) income, as reported (unaudited):

	Three Months Ended
(in thousands)	April 3, 2021	March 28, 2020
Net (loss) income, as reported	$(27,266)	$1,815
Income tax expense (benefit)	48	(1)
Interest expense	629	705
Depreciation and amortization expense	4,326	2,583
Restructuring expenses(1)	2,474	2,373
Share-based compensation expense	7,376	5,949
Expenses attributable to COVID-19(2)	—	1,175
Other, net(3)	1,570	(710)
Adjusted EBITDA	$(10,843)	$13,889
Net (loss) income as a % of net revenues	(25.2)%	1.9%
Adjusted EBITDA as a % of net revenues	(10.0)%	14.3%
____________

(1)	Primarily comprised of legal and other expenses associated with the dispute with a co-manufacturer with whom an exclusive supply agreement was terminated in May 2017.
(2)	Expenses attributable to COVID-19 in the three months ended March 28, 2020 include $1.2 million in product donation costs related to our COVID-19 relief campaign.
(3)	Includes $1.0 million in loss on extinguishment of debt in the three months ended April 3, 2021.

Liquidity and Capital Resources
Convertible Senior Notes
On March 5, 2021, we issued $1.0 billion aggregate principal amount of our 0% Convertible Senior Notes due 2027 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On March 12, 2021, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $150.0 million aggregate principal amount of the Company’s 0% Convertible Senior Notes due 2027 (the “Additional Notes” and, together with the Convertible Notes, the “Notes”), and such Additional Notes were issued on March 16, 2021. The initial conversion price of the Notes is $206.00, which represents a premium of approximately 47.5% over the closing price of our common stock on March 2, 2021. The Notes will mature on March 15, 2027, unless earlier repurchased, redeemed or converted. The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of March 5, 2021, between the Company and U.S. Bank National Association, as trustee. We used $84.0 million of the net proceeds from the sale of the Notes to fund the cost of entering into capped call transactions. The net proceeds from the issuance of the Notes were approximately $1.0 billion, net of capped call transaction costs of $84.0 million and debt issuance costs totaling $23.6 million. See Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Revolving Credit Facility
On March 2, 2021, we terminated our secured revolving credit agreement, dated as of April 21, 2020 (the “Credit Agreement”), among the Company, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent, and in connection with such termination: (i) all borrowings outstanding under the Credit Agreement were repaid in full by the Company; and (ii) all liens and security interests under the Credit Agreement in favor of the lenders thereunder were released. See Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

Liquidity
Our primary cash needs are for operating expenses, working capital and capital expenditures to support the growth in our business.
In March 2021, we issued $1,150.0 million in aggregate principal amount of Notes as discussed above.
As of April 3, 2021, we had $1,125.0 million in cash and cash equivalents. We believe that our cash and cash equivalents and cash flow from operating activities will be sufficient to fund our working capital and meet our anticipated capital requirements for the next 12 months. Additionally, we may also raise funds by issuing debt or equity securities. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including the impact of the COVID-19 global pandemic; the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; our investment in and build out of our campus headquarters; the expenses associated with our marketing initiatives; our investment in manufacturing and facilities to expand our manufacturing and production capacity; the costs required to fund domestic and international growth; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us, including the costs associated with our current litigation with a former co-manufacturer, the putative class action cases brought against us, and the shareholder derivative lawsuits putatively brought on our behalf; the expenses needed to attract and retain skilled personnel; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
Cash Flows
In the three months ended April 3, 2021, approximately $48.1 million in aggregate expenditures to purchase inventory and property, plant and equipment and approximately $3.9 million in other cash outflows from operating, investing and financing activities were funded by net borrowings, after repaying the entire balance of the revolving credit facility, of $1,017.9 million.
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated.

	Three Months Ended
(in thousands)	April 3, 2021	March 28, 2020
Cash (used in) provided by:
Operating activities	$(30,657)	$(17,202)
Investing activities	$(23,381)	$(13,362)
Financing activities	$1,019,913	$986
Net Cash Used in Operating Activities
In the three months ended April 3, 2021, we incurred a net loss of $27.3 million which was the primary reason for net cash used in operating activities of $30.7 million. Net cash outflows from changes in our operating assets and liabilities was $17.6 million, primarily due to the increase in finished goods inventory. The cash outflows from an increase in inventory was partially offset by the increase in accrued expenses and other current liabilities. Net loss in the three months ended April 3, 2021 included $14.2 million in non-cash expenses primarily comprised of share-based compensation expense and depreciation and amortization expense.
In the three months ended March 28, 2020, we recorded net income of $1.8 million. The primary reason for net cash used in operating activities of $17.2 million was $28.1 million in net cash outflows from changes in our operating assets and liabilities, primarily due to increase in inventory to meet growth in anticipated sales and to accommodate longer lead times for international shipments and prepayments to one of our pea protein suppliers, partially offset by the increase in accounts payable. Net income in the three months ended March 28,

2020 included $9.0 million in non-cash expenses primarily comprised of depreciation and amortization expense and share-based compensation expense.
Depreciation and amortization expense was $4.3 million and $2.6 million in the three months ended April 3, 2021 and March 28, 2020, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our growth and investment in property, plant and equipment.
In the three months ended April 3, 2021, net cash used in investing activities was $23.4 million and consisted of cash outflows for purchases of property, plant and equipment, primarily driven by continued investments in production equipment and facilities related to our capacity expansion initiatives and international expansion.
In the three months ended March 28, 2020, net cash used in investing activities was $13.4 million and consisted of $12.4 million in cash outflows for purchases of property, plant and equipment, primarily driven by growth in capital production equipment purchases related to our capacity expansion initiatives and $1.0 million in cash outflows related to property, plant and equipment purchased for sale to co-manufacturers.
Net Cash Provided by Financing Activities
In the three months ended April 3, 2021, net cash provided by financing activities was $1,019.9 million primarily from the proceeds of the Notes of $1,066.1 million and $2.9 million in proceeds from stock option exercises, partially offset by repayment of revolving credit facility of $25.0 million, debt issuance costs of $23.2 million associated with the Notes and $0.8 million in payments of minimum withholding taxes on net share settlement of equity awards, and payments under finance lease obligations.
In the three months ended March 28, 2020, net cash provided by financing activities was $1.0 million primarily from proceeds from stock option exercises. As of March 28, 2020, we had borrowed the entire availability of $20.0 million under the term loan facility and $6.0 million under the revolving credit facility provided by Silicon Valley Bank. Both facilities were terminated on April 21, 2020.
Contractual Obligations and Commitments
There have been no significant changes during the three months ended April 3, 2021 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the 2020 10-K, other than the following:
Convertible Senior Notes
On March 5, 2021, we issued $1.0 billion aggregate principal amount of Convertible Notes and on March 16, 2021, we issued $150.0 million aggregate principal amount of Additional Notes. The proceeds from the issuance of the Notes were approximately $1.0 billion, net of capped call transaction costs of $84.0 million and debt issuance costs totaling $23.6 million. See Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Leases
On January 14, 2021, we entered into a Lease (the “Campus Lease”) with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), to house our headquarters offices, lab and innovation space in El Segundo, California. The initial term of the Campus Lease is 12 years, with two renewal options, each for a period of five years.
Under the terms of the Campus Lease, we will lease an aggregate of approximately 281,110 rentable square feet in a portion of a building located at 888 Douglas Street, El Segundo, California (the “Premises”), to be built out by Landlord and delivered to the Company in three phases over a 26 month period. Aggregate payments towards base rent for the Premises over the term of the lease will be approximately $159.3 million.

We are involved in the design of the Premises during the construction phase incurring the cost of certain architectural services and design elements, and consider these as costs of tenant improvements to the Premises we expect to ultimately lease pursuant to the terms of the Campus Lease. The Landlord is providing a tenant improvement allowance equal to $100.00 per rentable square foot for each phase of the Premises (the “Tenant Improvement Allowance”) to be used towards the cost of the build-out of the Premises, with the Company responsible for any build-out costs in excess of the Tenant Improvement Allowance. Neither we nor the Landlord intend or expect that the costs of tenant improvements will be consideration paid to the Landlord for the right to use the Premises that would reduce the amount of future cash lease payments required after we take possession of the Premises. We will recognize the lease assets and liabilities for each phase when the Landlord makes the underlying asset for each phase available to us. During the construction phase, we are expected to have access to the Premises to start to construct tenant improvements on the Base, Shell and Core (“BSC”) Completion Date, the date on which the Landlord is expected to make the Premises available to us to construct such tenant improvements. As of April 3, 2021, the BSC Completion Date had not yet occurred or been communicated to us. Therefore, we have not recognized an asset or a liability for the Campus Lease in our condensed consolidated balance sheet as of April 3, 2021.
Concurrent with the Company’s execution of the Lease, as a security deposit, we delivered to Landlord a letter of credit in the amount of $12.5 million which amount will decrease to: (i) $6.3 million on the fifth (5th) anniversary of the Rent Commencement Date; (ii) $3.1 million on the eighth (8th) anniversary of the Rent Commencement Date; and (iii) $0 in the event the Company receives certain credit ratings; provided the Company is not then in default of its obligations under the Lease. Upon termination of the revolving credit facility, the letter of credit continued in effect, unsecured.
China Investment and Lease Agreement
On September 22, 2020, we and BYND JX entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX has agreed to make certain investments in the JXEDZ in two phases of development and we have agreed to guarantee certain repayment obligations of BYND JX under such agreement. See Note 2, Summary of Significant Accounting Policies, elsewhere in this report.

During Phase 1, the Company has agreed to invest $10.0 million in the JXEDZ through an intercompany investment in BYND JX and BYND JX has agreed to lease a facility in the JXEDZ for a minimum of two (2) years. In connection with such agreement, BYND JX entered into a factory leasing contract as of September 10, 2020 with an affiliate of the JX Committee, pursuant to which BYND JX has agreed to lease and renovate a facility in the JXEDZ and lease it for a minimum of two (2) years. As of April 3, 2021, renovations in the leased facility have been substantially completed, with trial production completed in the first quarter of 2021. Full-scale end-to-end production is expected by the end of the second quarter of 2021. In the event that the Company and BYND JX determine, in their sole discretion, to proceed with the Phase 2 development in the JXEDZ, BYND JX has agreed in the first stage of Phase 2 to increase its registered capital by $30.0 million and to acquire the land use right to a state-owned land plot in the JXEDZ to conduct development and construction of a new production facility. Following the first stage of Phase 2, the Company and BYND JX may determine, in their sole discretion, to permit BYND JX to obtain a second state-owned land plot in the JXEDZ in order to construct an additional facility thereon. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Investment in The PLANeT Partnership
On January 25, 2021, the Company entered into The PLANeT Partnership, LLC (“TPP”), a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. The Company believes TPP will allow the Company to reach more consumers by entering new product categories and distribution channels, increasing accessibility to plant-based protein around the world. For the three months ended April 3, 2021, the Company recognized its share of the net losses in TPP in the amount of $0.4 million. No such amounts were recognized in the three months ended March 28, 2020.

Purchase Commitments
As of April 3, 2021, we had a commitment to purchase pea protein inventory totaling $141.9 million, approximately $83.4 million in the remainder of 2021 and $58.5 million in 2022. In addition, as of April 3, 2021, we had approximately $21.7 million in purchase order commitments for capital expenditures primarily to purchase machinery and equipment. Payments for these purchases will be due within twelve months. We intend to use cash from operations to fund these purchase commitments.
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
There have been no material changes in our critical accounting policies during the three months ended April 3, 2021, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2020 10-K other than as described in Note 2, Summary of Significant Accounting Policies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Emerging Growth Company Status
Effective December 31, 2020, we lost our EGC status and are now categorized as a Large Accelerated Filer based upon the current market capitalization of the Company according to Rule 12b-2 of the Exchange Act. As a result, we must comply with all financial disclosure and governance requirements applicable to Large Accelerated Filers.
Recent Accounting Pronouncements
Please refer to Note 2, Summary of Significant Accounting Policies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report for a discussion of recently adopted accounting pronouncements and new accounting pronouncements that may impact us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business, including fluctuations in interest rates, raw material prices, foreign currency exchange fluctuations, and inflation as follows:
Interest Rate Risk
Our cash consists of amounts held by third-party financial institutions. Our investment policy has as its primary objective investment activities which preserve principal without significantly increasing risk.
On March 2, 2021, we terminated our secured revolving credit agreement, dated as of April 21, 2020 (the “Credit Agreement”), among us, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent, and in connection with such termination: (i) all borrowings outstanding under the Credit Agreement were repaid in full by us; and (ii) all liens and security interests under the Credit Agreement in favor of the lenders thereunder were released. In the three months ended April 3, 2021 and March 28, 2020, we incurred $0.3 million and $0.4 million, respectively, in interest expense related to our bank credit facilities. In the three months ended March 28, 2020, we incurred $0.1 million in interest expense related to our equipment loan facility. Upon termination of the revolving credit facility, unamortized debt issuance costs of $1.0 million associated with the revolving credit facility were written off as “Loss on extinguishment of debt,” which is included in “Other, net” in our condensed consolidated statement of operations for the three months ended April 3, 2021.
On March 5, 2021, we issued $1.0 billion aggregate principal amount of Convertible Notes and on March 16, 2021, we issued $150.0 million aggregate principal amount of Additional Notes. The proceeds from the issuance of the Notes were approximately $1.0 billion, net of capped call transaction costs of $84.0 million and debt issuance costs totaling $23.6 million. See Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. The Notes do not bear regular interest, and the principal amount of the Notes do not accrete. However, special interest and additional interest may accrue on the Notes at a rate per annum not exceeding 0.50% (subject to certain exceptions) upon the occurrence of certain events relating to the failure to file certain SEC reports or to remove certain restrictive legends from the Notes.
To the extent that we do not have any interest-bearing debt and no events triggering special interest and additional interest on the Notes have taken place as of April 3, 2021, we do not believe that a 1.0% change in the interest rate would have a material effect on our results of operations or financial condition.
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
As of April 3, 2021, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $0.9 million, or a decrease of approximately $0.9 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials. As of April 3, 2021, we had a multi-year sales agreement with Roquette for the supply of pea protein which expires in December 2022. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

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
Unrealized translation gains, net of tax, reported as cumulative translation adjustments through other comprehensive income were $0.5 million as of April 3, 2021. Foreign currency transaction losses included in other, net were $0.3 million and $0 during the three months ended April 3, 2021 and March 28, 2020, respectively. Sensitivity to foreign currency exchange rates was not material as of April 3, 2021 and December 31, 2020.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our interim principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and interim principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and interim principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For a description of our material pending legal proceedings, please see Note 10, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included elsewhere in this report.

ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors" in our 2020 Form 10-K, as updated and supplemented below and in our subsequent filings. These risks could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or future results.
Risks Related to Our Business
The COVID-19 pandemic has had, and we expect will continue to have, a material adverse impact on our business, results of operations, financial condition and cash flows.
The global spread and unprecedented impact of COVID-19 continues to create significant volatility, uncertainty and economic disruption. COVID-19 has led governments and other authorities around the world to implement significant measures intended to control the spread of the virus, including social distancing measures, business closures or restrictions on operations, quarantines and travel bans. While some of these restrictions have been lifted or eased in many jurisdictions as the rates of COVID-19 infections have decreased or stabilized and various COVID-19 vaccines (as described below) are being administered, a resurgence of COVID-19 and the discovery of various new COVID-19 variants in some markets has slowed, halted or reversed the reopening process altogether.
On December 11, 2020, the FDA issued the first Emergency Use Authorization (“EUA”) for distribution of the COVID-19 vaccine developed by Pfizer. On December 18, 2020, the FDA issued another EUA for distribution of a second COVID-19 vaccine developed by Moderna. On February 27, 2021, the FDA issued a third EUA for a COVID-19 vaccine developed by Johnson & Johnson. In addition, other COVID-19 vaccines have been approved for emergency use in other countries or are pending approval in the United States. The rollout of vaccines is currently underway in the United States and abroad. As a result of the distribution of the vaccines, various federal, state and local governments have begun to ease certain COVID-19 restrictions previously imposed while continuing to adhere to enhanced safety measures, such as physical distancing and face mask protocols. However, the severity and duration of the pandemic, the efficacy of the vaccines against COVID-19 and COVID-19 variants, when “herd immunity” will be achieved, if at all, and the impact of potential COVID-19 mutations continues to remain unclear. If there are delays in the rollout or administration of the COVID-19 vaccines, declines in the public's perception of the safety of the vaccines and their willingness to take the vaccines, or if COVID-19 and the new COVID-19 variant infection rates continue to increase, the negative impacts on our business, particularly on our foodservice channel net revenues, cash flows, operating expenses, gross profit and gross margin, and our sales could be more prolonged and may become more severe.

Even if not required by governments and other authorities, companies are continuing to take various safety precautions, such as requiring employees to work remotely, imposing travel restrictions, reducing operating hours, imposing operating restrictions and temporarily closing businesses. These continuing restrictions, and future prevention and mitigation measures, imposed by governments and companies, are likely to continue to have an adverse impact on global economic conditions and consumer confidence and spending (including as a result of lower discretionary income due to unemployment or reduced or limited work as a result of measures taken in response to the pandemic), which has had, and is expected to continue to have, a material adverse impact on the demand for our products, particularly in our foodservice channel, and could materially adversely affect the supply of our products. Sustained market turmoil and business disruption due to COVID-19 have negatively impacted and are expected to continue to negatively impact our business, results of operations, financial condition and cash flows.
Impact of COVID-19 on our foodservice channel
COVID-19 has impacted business operations and customer and consumer demand in our foodservice channel as restaurants and other foodservice locations have been required to temporarily close or restrict indoor dining to limit the spread of COVID-19. Although certain of these restrictions have been lifted pursuant to multi-step reopening plans and exceptions to allow for carry-out and delivery have enabled certain of our customers to continue to generate business, we experienced a significant deterioration in sales to foodservice customers in 2020 and continuing into 2021 due to the impacts of COVID-19. For example, for the year ended December 31, 2020, foodservice channel net revenues were $106.2 million compared to $153.1 million in the prior year. For the first quarter of 2021, foodservice channel net revenues were $27.1 million compared to $41.2 million in the prior-year period, a 34.1% decline. Closures or scaled back operations have also resulted in delays in tests or launches of our products among our foodservice customers and negatively impacted our growth rate. Even after these COVID-19 restrictions are lifted, demand from our foodservice customers may continue to be negatively impacted due to continuing consumer concerns regarding the risk of transmission of COVID-19 and the various COVID-19 variants, decreased consumer confidence and spending, and changes in consumer habits, among other things. The environment remains highly uncertain and it is unclear how long it will take for foodservice demand to return to pre-pandemic levels, if at all. We expect revenues in our foodservice channel will continue to be negatively impacted in the remainder of 2021 and likely into 2022.
Impact of COVID-19 on our retail channel
While we initially experienced an increase in retail demand during the second quarter of 2020 as consumers shifted toward more at-home consumption, the level of retail demand meaningfully slowed during the third and fourth quarters of 2020. For example, for the three months ended June 27, 2020, we generated retail channel net revenues of $99.6 million, compared to $70.0 million in the three months ended September 26, 2020, and $75.1 million in the three months ended December 31, 2020. For the first quarter of 2021, retail channel net revenues were $81.0 million compared to $55.9 million in the prior-year period, a 45.0% increase. As COVID-19 and the new COVID-19 variant rates continue to increase in numerous regions of the world, the continuing impact of COVID-19 remains highly uncertain. It is, therefore, difficult to predict retail demand levels going forward, including as a result of foodservice establishments beginning to open and potentially offsetting retail demand. Additionally, we could suffer product inventory losses or markdowns and lost revenue in the event of the loss or a shutdown of a major supplier, co-manufacturer or distributor, disruption of our distribution network, or decreased consumer confidence and spending. We also have been providing heavier discounting on some of our products in response to COVID-19. Although these actions are intended to build brand awareness and increase consumer trials of our products, they have and are likely to continue to have a negative impact on our gross profit and gross margin.
Impact of COVID-19 on our suppliers, co-manufacturers and distributors
We source ingredients from multiple suppliers around the world. Currently, the principal ingredient in most of our products is pea protein. In 2020, we scaled back our production in response to COVID-19 and to reduce our existing finished goods and work in process inventory levels, and saw an increase in our pea protein stocks. However, in light of the expected shelf life of our pea protein raw materials, we do not believe there is a risk of inventory obsolescence of these raw materials at this time. The impact of COVID-19 on any of our suppliers, co-manufacturers, distributors or transportation or logistics providers, including problems with their respective businesses, finances, labor matters (including illness or absenteeism in workforce), ability to import raw materials, product quality issues, costs, production, insurance and reputation, may negatively affect the price and availability of our ingredients and/or packaging materials and impact our supply chain. In addition, if the disruptions caused by COVID-19 continue or there are additional resurgences of COVID-19 or COVID-19 variants, our ability to meet the demands of our customers may be materially impacted.
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
Impact of COVID-19 on our international expansion and access to capital
Part of our growth strategy includes increasing the number of international customers and expanding into additional geographies. For example, we recently announced the grand opening of our new end-to-end manufacturing facility in the Jiaxing Economic & Technological Development Zone near Shanghai and a significant product distribution expansion within thousands of European retail locations set to launch in the spring of 2021.The timing and success of our ongoing international expansion efforts may be negatively impacted by COVID-19, which could impede our anticipated growth.
We may be subject to special COVID-19 related requirements, restrictions and testing, including those applicable to cold-chain food distribution, when our products or ingredients are imported into or circulated through Mainland China. If we do not comply and/or our product tests positive for coronavirus that can negatively impact our ability to import or distribute our product and may result in recalls, administrative fines and civil liability, particularly if the problem results in sickness or injury.
Additionally, COVID-19 has created significant disruptions in the credit and financial markets, which could adversely affect our ability to access capital on favorable terms or at all.
The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any additional resurgences), impact of COVID-19 variants, the rollout and administration of the various COVID-19 vaccines and their efficacy against COVID-19 and COVID-19 variants, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Furthermore, the uncertainty created by COVID-19 significantly increases the difficulty in forecasting operating results and strategic planning. As a result, it is not currently possible to ascertain the ultimate impact of COVID-19 on our business, results of operations, financial condition or liquidity. However, COVID-19 has had and may continue to have a material adverse impact on our business, results of operations, financial condition and cash flows and may adversely impact the trading price of our common stock. While the ultimate economic impact of COVID-19 continues to be highly uncertain, we expect that the adverse impact of COVID-19 on our business operations and results of operations, including our net revenues, gross profit, gross margin, earnings and cash flows, will continue through at least the remainder of 2021 and likely into 2022. Future events and effects related to the COVID-19 pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts. The impact of COVID-19 may also heighten other risks discussed in this report.

Risks Related to Our Indebtedness
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our Notes.
As of April 3, 2021, we had approximately $1.2 billion of consolidated indebtedness and other liabilities. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our current or future indebtedness, including the Notes, as applicable, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our current or future indebtedness, including the Notes, and our cash needs may increase in the future. In addition, any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
We may be unable to raise the funds necessary to repurchase the Notes for cash following a fundamental change, or to pay the cash amounts due upon conversion, and our future indebtedness may limit our ability to repurchase the Notes or pay cash upon their conversion.
Holders of the Notes may, subject to a limited exception, require us to repurchase their Notes following a “Fundamental Change” (as defined in the Indenture) at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid special and additional interest, if any. In addition, all conversions of Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our future indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. Our failure to repurchase the Notes or to pay the cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the Fundamental Change itself could also lead to a default under agreements governing our future indebtedness, which may result in that indebtedness becoming immediately payable in full. If the repayment of such future indebtedness were to be accelerated after any applicable notice or grace periods, then we may not have sufficient funds to repay that indebtedness and repurchase the Notes or make cash payments upon their conversion.

The accounting method for the Notes could adversely affect our reported financial condition and results.
Our Notes do not bear regular interest, and the principal amount of the Notes do not accrete. However, special interest and additional interest may accrue on the Notes at a rate per annum not exceeding 0.50% (subject to certain exceptions) upon the occurrence of certain events relating to the failure to file certain SEC reports or to remove certain restrictive legends from the Notes. The accounting method for reflecting the Notes on our balance sheet may adversely affect our reported earnings and financial condition. If any of the conditions to the convertibility of the Notes is satisfied or the Notes become due within one year, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their Notes and could materially reduce our reported working capital.
We early adopted ASU 2020-06 to account for our Notes which eliminates the treasury stock method for convertible instruments that can be settled in whole or in part with equity and instead requires the application of the more dilutive of the “if-converted” method or the two-class method. Under the if-converted method, diluted earnings per share would generally be calculated assuming that all the conversion premium or spread were converted at the beginning of the reporting period, unless the result would be anti-dilutive. The conversion premium or spread would have a dilutive impact on net income per share when the average market price of the Company’s common stock for a given period exceeds the conversion price.
The capped call transactions may affect the value of the Notes and our common stock.
In connection with the Notes, we entered into privately negotiated capped call transactions with the option counterparties. The capped call transactions will cover, subject to customary adjustments, the number of shares of common stock that underlie the Notes. The capped call transactions are expected generally to reduce potential dilution to our common stock upon conversion of the Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the aggregate principal amount of the converted Convertible Notes, as the case may be, with such reduction or offset subject to a cap.
We have been advised that, in connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock.
In addition, we have been advised that the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the Notes and prior to the maturity of the Notes (and are likely to do so on each exercise date of the capped call transactions, and in connection with any early termination event in respect of the capped call transactions). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.
Provisions in the indenture governing the Convertible Notes could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the Convertible Notes and the indenture governing the Convertible Notes could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their Convertible Notes for cash. In addition, if a takeover constitutes a Make-Whole Fundamental Change (as defined in the Indenture), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Convertible Notes and the indenture governing the Convertible Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our common stock or Convertible Notes may view as favorable.

Risks Related to Regulatory and Legal Compliance Matters, Litigation and Legal Proceedings
Our operations are subject to FDA governmental regulation and other foreign, federal, state and local regulation, and there is no assurance that we will be in compliance with all regulations.
Our operations are subject to extensive regulation by the FDA, and other foreign, federal, state and local authorities. Specifically, for products manufactured or sold in the United States we are subject to the requirements of the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, labeling and safety of food. Under this program, the FDA requires that facilities that manufacture food products comply with a range of requirements, including hazard analysis and preventive controls regulations, current good manufacturing practices, or cGMPs, and supplier verification requirements. Comparable regulations apply in foreign jurisdictions such as the European Union, the United Kingdom and China. Our processing and manufacturing facilities, including those of our co-manufacturers, are subject to periodic inspection by foreign, federal, state and local authorities. We do not control the manufacturing processes of, and rely upon, our co-manufacturers for compliance with cGMPs for the manufacturing of our products by our co-manufacturers. If we or our co-manufacturers cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the FDA or other non-U.S. regulators, we or they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, could result in our inability to manufacture our products or our co-manufacturers’ inability to continue manufacturing for us, or could result in a recall of our product that has already been distributed. In addition, we rely upon our co-manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable state, local or foreign regulatory authority determines that we or these co-manufacturers have not complied with the applicable regulatory requirements, our business may be materially impacted.
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
We are subject to extensive regulations internationally where we manufacture, distribute and/or sell our products. Our products are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, composition and ingredients, storing, labeling, marketing, advertising and distribution of these products. For example, in early 2018, we received an inquiry from Canadian officials about the labeling and composition of products that we export to Canada. We responded promptly to that inquiry, identifying minor formulation changes that we made under Canadian regulations. If regulators determine that the labeling and/or composition of any of our products is not in compliance with foreign law or regulations, or if we or our co-manufacturers otherwise fail to comply with applicable laws and regulations in foreign jurisdictions where we operate and market products, we could be subject to civil remedies or penalties, such as fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of the products, or refusals to permit the import or export of products, as well as potential criminal sanctions. In addition, enforcement of existing laws and regulations, changes in legal requirements and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. In addition, with our expanding international operations, we could be adversely affected by violations of the FCPA, and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials or other third parties for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees, contractors or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, cash flows and financial condition.
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
The FDA and the USDA, state regulators or similar foreign regulatory authorities, such as Health Canada or the CFIA, or authorities of the UK, the EU or the EU member states, or China, could take action to impact our ability to use the term “meat” or similar words (such as “beef”, “burger” or “sausage”) to describe or advertise our products. In addition, a food may be deemed misbranded if its labeling is false or misleading in any particular way, and the FDA, CFIA, EU member state authorities or other regulators could interpret the use of the term “meat” or any similar phrase(s) to describe our plant-based protein products as false or misleading or likely to create an erroneous impression regarding their composition.
For example, in 2018, the state of Missouri passed a law prohibiting any person engaged in advertising, offering for sale, or sale of food products from misrepresenting a product as meat that is not derived from harvested production livestock or poultry. The state of Missouri Department of Agriculture has clarified its interpretation that products which include prominent disclosure that the product is “made from plants,” or comparable disclosure such as through the use of the phrase “plant-based,” are not misrepresented under the Missouri law. Additional states, including Mississippi, Louisiana, and Oklahoma, have subsequently passed similar laws, and legislation that would impose additional requirements on plant-based meat products is currently pending in a number of other states. The United States Congress recently considered (but did not pass) federal legislation, called the Real MEAT Act, that could require changes to our product labeling and marketing, including identifying products as “imitation” meat products, and that would give USDA certain oversight over the labeling of plant-based meat products. If similar bills gain traction and ultimately become law, we could be required to identify our products as “imitation” in our product labels. Further, the USDA has received a petition from the cattle industry requesting that USDA exclude products not derived from the tissue or flesh of animals that have been harvested in the traditional manner from being labeled and marketed as “meat,” and exclude products not derived from cattle born, raised and harvested in the traditional manner from being labeled and marketed as “beef.” The USDA has not yet responded substantively to this petition but has indicated that the petition is being considered as a petition for a policy change under the USDA’s regulations. We do not believe that USDA has the statutory authority to regulate plant-based products under the current legislative framework. Canadian Food and Drug Regulations also provide requirements for “simulated meat” products, including requirements around composition and naming.
In Europe, the Agriculture Committee of the European Parliament proposed in May 2019 to reserve the use of “meat” and meat-related terms and names for products that are manufactured from the edible parts of animals. In October 2020, the European Parliament rejected the adoption of this provision. In the absence of European Union legislation, Member States remain free to establish national restrictions on meat-related names. In June 2020, France adopted a prohibition on using names to indicate foodstuffs of animal origin to describe, market, or promote foodstuffs containing vegetable proteins. An implementing decree will likely be entered into force by January 2022, to define, for example, the sanctions in case of non-compliance. We do not believe that the new French bill complies with the laws of the European Union, in particular the principle of free movement of goods. We also note that this prohibition has not been appropriately notified to the European Commission, and that as a result the prohibition is in principle non-enforceable. We understand that the French government intends to rectify this non-notification in the near future so as to ensure its enforceability. Should EU member state regulatory authorities take action with respect to the use of the term “meat” or similar terms, such that we are unable to use those terms with respect to our plant-based products, we could be subject to enforcement action or recall of our products marketed with these terms, we may be required to modify our marketing strategy, or required to identify our products as “imitation” in our product labels, and our business, prospects, results of operations or financial condition could be adversely affected. Competitors may also try to bring legal action against us. In late September 2020, three meat trade associations announced that they had initiated a lawsuit against a French plant-based meat company for unfair competition and violating the prohibition on meaty names of June 2020. To the best of our knowledge, the lawsuit has not been filed yet. In October 2020, a French trade association representing the cattle industry sent a cease-and-desist letter to one of our contract manufacturers alleging that the use of “meat” and meat-related terms is misleading the French consumer. In February 2021, one of our distributors in Switzerland received a similar communication from the regional authority in the canton of Argau. We do not believe these allegations have any basis in law or fact. As of May 10, 2021, we continued to be actively engaged in negotiations to settle these disputes. Nonetheless, despite our best efforts, these disputes could result in litigation before the French and/or Swiss courts, which could be costly and disruptive to our ability to market in these countries.
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
Don Lee Farms
On May 25, 2017, Don Lee Farms, a division of Goodman Food Products, Inc., filed a complaint against us in the Superior Court of the State of California for the County of Los Angeles asserting claims for breach of contract, misappropriation of trade secrets, unfair competition under the California Business and Professions Code, money owed and due, declaratory relief and injunctive relief, each arising out of our decision to terminate an exclusive supply agreement between us and Don Lee Farms. We denied all of these claims and filed counterclaims on July 27, 2017, alleging breach of contract, unfair competition under the California Business and Professions Code and conversion. In October 2018, the former co-manufacturer filed an amended complaint that added one of our then current contract manufacturers as a defendant, principally for claims arising from the then current contract manufacturer’s alleged use of the former co-manufacturer’s alleged trade secrets, and for replacing the former co-manufacturer as one of our co-manufacturers. The then current contract manufacturer filed an answer denying all of Don Lee Farms’ claims and a cross-complaint against us asserting claims of total and partial equitable indemnity, contribution, and repayment. On March 11, 2019, Don Lee Farms filed a second amended complaint to add claims of fraud and negligent misrepresentation against us. On May 30, 2019, the judge denied our motion to dismiss the fraud and negligent misrepresentation claims, allowing the claims to proceed. On June 19, 2019, we filed an answer denying Don Lee Farms' claims.
On January 24, 2020, a writ judge granted Don Lee Farms a right to attach in the amount of $628,689 on the grounds that Don Lee Farms had established a “probable validity” of its claim that Beyond Meat owes Don Lee Farms money for a small batch of unpaid invoices. This determination was not made by the trial judge. The trial judge has yet to determine the legitimacy or merits of Don Lee Farms’ claims.
On January 27, 2020, Don Lee Farms filed a third amended complaint to add three individual defendants, all of whom are our current or former employees, including Mark Nelson, the Company’s former Chief Financial Officer and Treasurer, to Don Lee Farms’ existing fraud claims alleging that those individuals were involved in the alleged fraudulent misrepresentations. On June 23, 2020, the judge denied Beyond Meat and the individual defendants’ motion to dismiss the fraud and negligent misrepresentation claims, allowing the claims to proceed. On July 6, 2020, we and the individual defendants filed an answer denying all of Don Lee Farms’ claims, including denying all allegations of fraud and negligent misrepresentation.
On August 11, 2020, we filed an amended cross-complaint against Don Lee Farms, its parent Goodman Food Products, Inc. and its owners and employees, Donald, Daniel, and Brandon Goodman. Among other claims, the amended cross-complaint alleges that Don Lee Farms defrauded Beyond Meat, misappropriated its trade secrets, and infringed its trademarks.
On January 28, 2021, Don Lee Farms filed a motion for summary adjudication on its breach of contract and money owed claims and on Beyond Meat’s breach of contract claims. On February 18, 2021, Don Lee Farms and Donald, Daniel and Brandon Goodman filed a motion for summary adjudication on Beyond Meat’s fraud, negligent misrepresentation, and conversion claims.
On February 16, 2021, the Court entered an order consolidating this action with an action that Don Lee Farms filed against CLW Foods, LLC, a current Beyond Meat contract manufacturer. On February 22, 2021, CLW Foods, LLC requested a continuance of the trial date, which the Court granted.
On March 19, 2021, Don Lee Farms requested the dismissal, without prejudice, of Don Lee Farm’s claims against our former contract manufacturer, ProPortion Foods, LLC and current contract manufacturer CLW Foods, LLC. On, March 23, 2021, ProPortion Foods, LLC requested that its claims against us be dismissed without prejudice. On March 26, 2021, the Court granted Don Lee Farms’ request to dismiss its claims against ProPortion Foods, LLC and CLW Foods, LLC; and granted ProPortion Foods, LLC request to dismiss its claims against us.
On May 7, 2021, the Court ruled on Don Lee Farms’ motions for summary adjudication. The Court granted Don Lee Farms’ motion for summary adjudication on its breach of contract and money owed claims, and Beyond Meat’s negligent misrepresentation and conversion claims. The Court denied Don Lee Farms’ motion for summary adjudication on Beyond Meat’s breach of contract and fraud claims, allowing Beyond Meat’s claims to proceed to trial.
The previous trial date, June 14, 2021, was continued. Trial is currently set for September 27, 2021.
Don Lee Farms is seeking from Beyond Meat and the individual defendants unspecified compensatory and punitive damages, declaratory and injunctive relief, including the prohibition of Beyond Meat’s use or disclosure of the alleged trade secrets, and attorneys’ fees and costs. We are seeking from Don Lee Farms monetary damages, restitution of monies paid to Don Lee Farms, injunctive relief, including the prohibition of Don Lee Farms’ use or disclosure of Beyond Meat’s trade secrets and the prohibition of Don Lee Farms’ infringing use of Beyond Meat’s trademarks, and attorneys’ fees and costs.
We believe we were justified in terminating the supply agreement with Don Lee Farms, that we did not misappropriate Don Lee Farms’ alleged trade secrets, that we are not liable for the fraud or negligent misrepresentation alleged in the third amended complaint, and that Don Lee Farms is liable for the conduct alleged in our amended cross-complaint. Conversely, as alleged in our amended cross-complaint, we believe Don Lee Farms misappropriated our trade secrets, defrauded us, and ultimately has infringed our trademarks.
We are currently in the process of litigating this matter and intend to vigorously defend ourselves and our current and former employees against the claims and to prosecute our own claims. We cannot assure you that Don Lee Farms will not prevail in all or some of their claims against us or the individual defendants, or that we will prevail in some or all of our claims against Don Lee Farms. For example, if Don Lee Farms succeeds in the lawsuit, we could be required to pay damages, including but not limited to contract damages reasonably calculated at what we would have paid Don Lee Farms to produce our products through 2019, the end of the contract term, and Don Lee Farms could also claim some ownership in the intellectual property associated with the production of certain of our products or in the products themselves, and thus claim a stake in the value we have derived and will derive from the use of that intellectual property after we terminated our supply agreement with Don Lee Farms. Based on our current knowledge, we have determined that the amount of any material loss or range of any losses that is reasonably possible to result from this lawsuit is not estimable.
Securities Related Litigation
On January 30, 2020, Larry Tran, a purported shareholder of Beyond Meat, filed a putative securities class action lawsuit in the United States District Court for the Central District of California against Beyond Meat and two of our executive officers, our President and CEO, Ethan Brown, and our former Chief Financial Officer and Treasurer, Mark Nelson. As noted in previous filings, the Tran securities class action was dismissed with prejudice on October 27, 2020, except for the class allegations of absent putative class members, which were dismissed without prejudice.
On March 16, 2020, Eric Weiner, a purported shareholder of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court for the Central District of California, putatively on behalf of the

Company, against two of our executive officers, our President and CEO, Ethan Brown, and our former Chief Financial Officer and Treasurer, Mark Nelson, and each of the Company’s directors, including one former director, who signed our initial public offering registration statement. The lawsuit asserts claims under Sections 10(b) and 21D of the Exchange Act, claims of breaches of fiduciary duty as directors and/or officers of Beyond Meat, and claims of unjust enrichment and waste of corporate assets, all relating to our ongoing litigation with Don Lee Farms, related actions taken by Beyond Meat and the named individuals during the period of May 2, 2019 to March 16, 2020, and the Tran securities case brought against us.
On March 18, 2020, Kimberly Brink and Melvyn Klein, purported shareholders of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court for the Central District of California, putatively on behalf of the Company, against two of the Company’s executive officers, our President and CEO, Ethan Brown, and our former Chief Financial Officer and Treasurer, Mark Nelson, and each of our directors, including one former director, who signed our initial public offering registration statement. The lawsuit asserts claims under Sections 10(b) and 21D of the Exchange Act, claims of breaches of fiduciary duty as directors and/or officers of Beyond Meat, and claims of unjust enrichment and waste of corporate assets, all relating to our ongoing litigation with Don Lee Farms, related actions taken by Beyond Meat and the named individuals during the period of May 2, 2019 to March 18, 2020, and the Tran securities case brought against Beyond Meat.
On April 1, 2020, the United States District Court for the Central District of California entered an order consolidating the Weiner action and the Brink action for all purposes and designated the consolidated case In re: Beyond Meat, Inc. Derivative Litigation. On April 13, 2020, the Court entered an order appointing co-lead counsel for the consolidated derivative action. On June 23, 2020, the Court entered an order approving a Joint Stipulation Regarding Stay of Actions. Under the terms of the stay approval order, all proceedings in the consolidated derivative case are stayed until (1) the Tran securities class action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2) any motion to dismiss the Tran securities class action is denied in whole or in part. As noted in previous filings, the Tran securities class action was dismissed with prejudice on October 27, 2020, except for the class allegations of absent putative class members, which were dismissed without prejudice. On April 20, 2021, the parties filed a joint stipulation regarding briefing schedule, and the Court entered a schedule on April 21, 2021. Plaintiffs have until May 21, 2021 to file an amended complaint, and defendants have 45 days after the filing of the amended complaint to file an answer, motion to dismiss, or otherwise respond to the amended complaint. We believe the claims are without merit and intend to vigorously defend all claims asserted. We are unable to estimate potential losses, if any, related to this lawsuit.
On May 27, 2020, Kevin Chew, a purported shareholder of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court of the District of Delaware, putatively on behalf of Beyond Meat, against two of our executive officers, our President and CEO, Ethan Brown, and our former Chief Financial Officer and Treasurer, Mark Nelson, and each of our directors, including one former director, who signed our initial public offering registration statement. The lawsuit asserts claims under Sections 10(b) and 21D of the Exchange Act and claims of breaches of fiduciary duty, relating to our ongoing litigation with Don Lee Farms, related actions taken by Beyond Meat and the named individuals during the period of May 2, 2019 to May 27, 2020. On June 16, 2020, the Court entered an order staying all proceedings in the derivative action until (1) the Tran securities class action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2) any motion to dismiss the Tran securities class action is denied in whole or in part. On June 17, 2020, the Court entered an order administratively closing the derivative case based on the stay order. We believe the claims are without merit and intend to vigorously defend all claims asserted. We are unable to estimate potential losses, if any, related to this lawsuit.
On June 17, 2020, James Janolek, a purported shareholder of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court of the District of Delaware, putatively on behalf of the Company, against two of our executive officers, our President and CEO, Ethan Brown, and our former Chief Financial Officer and Treasurer, Mark Nelson, and each of our directors, including one former director, who signed our initial public offering registration statement. The lawsuit asserts claims under Sections 14(a) and 20(a) of the Exchange Act, claims of breaches of fiduciary duty as directors and/or officers of Beyond Meat, and claims of unjust enrichment and waste of corporate assets, all relating to our ongoing litigation with Don Lee Farms, related actions taken by Beyond Meat and the named individuals during the period of May 2, 2019 to June 17, 2020. On July 10, 2020, the Court entered an order staying all proceedings in the derivative action until (1) the

Tran securities class action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2) any motion to dismiss the Tran securities class action is denied in whole or in part. On July 10, 2020, the Court entered an order administratively closing the derivative case based on the stay order. On November 9, 2020, Plaintiff filed a Notice of Voluntary Dismissal without prejudice and without costs or attorney fees to either party.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	10-Q	6/12/2019	3.1
3.2	Amended and Restated Bylaws.	10-Q	6/12/2019	3.2
4.1	Form of Common Stock Certificate.	S-1/A	3/27/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated as of October 5, 2018, by and among the Registrant and the other parties thereto.	S-1	11/16/2018	4.2
4.3	Indenture, dated as of March 5, 2021, between Beyond Meat, Inc. and U.S. Bank National Association, as trustee.	8-K	3/05/2021	4.1
4.4	Form of certificate representing 0% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.3).	8-K	3/05/2021	4.2
10.1*	Retirement Agreement, dated February 28, 2021, by and between Beyond Meat, Inc. and Mark J. Nelson	8-K	3/01/2021	10.1
10.2*	Consulting Agreement, dated February 28, 2021, by and between Beyond Meat, Inc. and Mark J. Nelson	8-K	3/01/2021	10.2
10.3	Form of Confirmation of Base Call Option Transaction, dated March 2, 2021.	8-K	3/05/2021	10.1
10.4	Form of Confirmation of Additional Call Option Transaction, dated March 12, 2021.	8-K	3/16/2021	10.1
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2021 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
					X

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
_________________
* Indicates management contract or compensatory plan or arrangement.
** This certification is deemed furnished, and not filed, with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Beyond Meat, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEYOND MEAT, INC.

Date:	May 13, 2021	By:	/s/ Ethan Brown
Ethan Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2021	By:	/s/ Gary Schultz
Gary Schultz
Vice President, Corporate Controller
(Interim Principal Financial Officer)