Form 10-Q
period 2021-07-03
BEYOND MEAT, INC.
filed 2021-08-12
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                Yes  ☐   No  ☒
As of August 11, 2021, the registrant had 63,254,448 shares of common stock, $0.0001 par value per share, outstanding.

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
•a resurgence of COVID-19 and the rising impact of COVID-19 variants, such as the Delta variant, which could slow, halt or reverse the reopening process, or result in the reinstatement of social distancing measures, business closures, restrictions on operations, quarantines and travel bans;
•the impact of adverse and uncertain economic and political conditions in the U.S. and international markets;
•the volatility of capital markets and other macroeconomic factors;
•risks related to our debt, including limitations on our cash flow from operations and our ability to satisfy our obligations under the convertible senior notes; our ability to raise the funds necessary to repurchase the convertible senior notes for cash, under certain circumstances, or to pay any cash amounts due upon conversion; provisions in the indenture governing the convertible senior notes delaying or preventing an otherwise beneficial takeover of us; and any adverse impact on our reported financial condition and results from the accounting methods for the convertible senior notes;
•estimates of our expenses, future revenues, capital expenditures, capital requirements and our needs for additional financing;
•our ability to effectively manage our growth;
•our ability to identify and execute cost-down initiatives intended to achieve price parity with animal protein;
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
•the timing and success of distribution expansion and new product introductions in increasing revenues and market share;

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
•the impact of inflation across the economy, including higher food, grocery, transportation and fuel costs;
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
•management and key personnel changes, the attraction, training and retention of qualified employees and key personnel and our ability to maintain our company culture as we continue to grow;
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
This report also contains estimates and other statistical data obtained from independent parties and by us relating to market size and growth and other data about our industry and ultimate consumers. The number of retail and foodservice outlets are derived from data through June 2021. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates and data.
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
“Beyond Meat,” “Beyond Burger,” “Beyond Beef,” “Beyond Sausage,” “Beyond Breakfast Sausage,” “Beyond Meatball,” “Beyond Chicken Tenders,” the Caped Steer Logo, “Go Beyond,” “Eat What You Love”

and “The Cookout Classic,” are registered or pending trademarks of Beyond Meat, Inc. in the United States and, in some cases, in certain other countries. All other brand names or trademarks appearing in this report are the property of their respective holders. Solely for convenience, the trademarks and trade names contained herein are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

v

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	July 3, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,009,337	$159,127
Accounts receivable	63,369	35,975
Inventory	165,746	121,717
Prepaid expenses and other current assets	25,630	15,407
Total current assets	$1,264,082	$332,226
Property, plant, and equipment, net	157,449	115,299
Operating lease right-of-use assets	14,672	14,570
Prepaid lease costs, non-current	26,578	—
Other non-current assets, net	3,739	5,911
Total assets	$1,466,520	$468,006
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$49,951	$53,071
Wages payable	648	2,843
Accrued bonus	2,696	57
Current portion of operating lease liabilities	3,651	3,095
Short-term borrowings under revolving credit facility	—	25,000
Accrued expenses and other current liabilities	14,369	4,830
Short-term finance lease liabilities	184	71
Total current liabilities	$71,499	$88,967
Long-term liabilities:
Convertible senior notes, net	$1,127,707	$—
Operating lease liabilities, net of current portion	11,300	11,793
Finance lease obligations and other long-term liabilities	533	149
Total long-term liabilities	$1,139,540	$11,942
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	July 3, 2021	December 31, 2020
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	$—	$—
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 63,243,498 and 62,820,351 shares issued and outstanding at July 3, 2021 and December 31, 2020, respectively	6	6
Additional paid-in capital	496,210	560,210
Accumulated deficit	(241,785)	(194,867)
Accumulated other comprehensive income	1,050	1,748
Total stockholders’ equity	$255,481	$367,097
Total liabilities and stockholders’ equity	$1,466,520	$468,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net revenues	$149,426	$113,338	$257,590	$210,412
Cost of goods sold	102,074	79,687	177,530	139,070
Gross profit	47,352	33,651	80,060	71,342
Research and development expenses	13,823	6,016	29,748	12,210
Selling, general and administrative expenses	48,286	34,292	87,240	61,607
Restructuring expenses	3,844	1,509	6,318	3,882
Total operating expenses	65,953	41,817	123,306	77,699
Loss from operations	(18,601)	(8,166)	(43,246)	(6,357)
Other (expense) income, net
Interest expense	(1,022)	(569)	(1,651)	(1,274)
Other, net	180	(1,454)	(1,390)	(744)
Total other expense, net	(842)	(2,023)	(3,041)	(2,018)
Loss before taxes	(19,443)	(10,189)	(46,287)	(8,375)
Income tax expense	2	16	50	15
Equity in losses of unconsolidated joint venture	207	—	581	—
Net loss	$(19,652)	$(10,205)	$(46,918)	$(8,390)
Net loss per share available to common stockholders—basic and diluted	$(0.31)	$(0.16)	$(0.74)	$(0.14)
Weighted average common shares outstanding—basic and diluted	63,121,400	62,098,861	63,029,597	61,904,360
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net loss	$(19,652)	$(10,205)	$(46,918)	$(8,390)
Other comprehensive income (loss), net of tax:
Foreign currency translation income (loss), net of tax	560	(167)	(698)	(167)
Comprehensive loss, net of tax	$(19,092)	$(10,372)	$(47,616)	$(8,557)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2019	61,576,494	$6	$526,199	$(142,115)	$—	$384,090
Net income	—	—	—	1,815	—	1,815
Issuance of common stock under equity incentive plans, net	280,883	—	1,002	—	—	1,002
Share-based compensation for equity classified awards	—	—	5,074	—	—	5,074
Balance at March 28, 2020	61,857,377	$6	$532,275	$(140,300)	$—	$391,981
Net loss	—	—	—	(10,205)	—	(10,205)
Issuance of common stock under equity incentive plans, net	568,263	—	1,590	—	—	1,590
Share-based compensation for equity classified awards	—	—	6,711	—	—	6,711
Foreign currency translation adjustment	—	—	—	—	(167)	(167)
Balance at June 27, 2020	62,425,640	$6	$540,576	$(150,505)	$(167)	$389,910

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2020	62,820,351	$6	$560,210	$(194,867)	$1,748	$367,097
Net loss	—	—	—	(27,266)	—	(27,266)
Issuance of common stock under equity incentive plans, net	188,183	—	2,048	—	—	2,048
Purchase of capped calls related to convertible senior notes	—	—	(83,950)	—	—	(83,950)
Share-based compensation for equity classified awards	—	—	7,376	—	—	7,376
Foreign currency translation adjustment	—	—	—	—	(1,258)	(1,258)
Balance at April 3, 2021	63,008,534	$6	$485,684	$(222,133)	$490	$264,047
Net loss	—	—	—	(19,652)	—	(19,652)
Issuance of common stock under equity incentive plans, net	234,964	—	2,663	—	—	2,663
Share-based compensation for equity classified awards	—	—	7,863	—	—	7,863
Foreign currency translation adjustment	—	—	—	—	560	560
Balance at July 3, 2021	63,243,498	$6	$496,210	$(241,785)	$1,050	$255,481
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Six Months Ended
	July 3, 2021	June 27, 2020
Cash flows from operating activities:
Net loss	$(46,918)	$(8,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,207	5,855
Non-cash lease expense	1,580	1,193
Share-based compensation expense	15,239	13,535
Loss on sale of fixed assets	111	183
Amortization of debt issuance costs	1,352	93
Loss on extinguishment of debt	1,037	1,538
Equity in losses of unconsolidated joint venture	581	—

Net change in operating assets and liabilities:
Accounts receivable	(27,713)	(5,907)
Inventories	(44,741)	(61,437)
Prepaid expenses and other assets	(9,943)	(12,192)
Accounts payable	(2,197)	21,564
Accrued expenses and other current liabilities	10,157	818
Prepaid lease costs, non-current	(26,578)	—
Operating lease liabilities	(1,619)	(1,188)
Net cash used in operating activities	$(120,445)	$(44,335)

Cash flows from investing activities:
Purchases of property, plant and equipment	$(51,420)	$(26,031)
Purchases of property, plant and equipment held for sale	—	(2,288)
Payment of security deposits	(145)	(9)
Net cash used in investing activities	$(51,565)	$(28,328)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	$1,150,000	$—
Purchase of capped calls related to convertible senior notes	(83,950)	—
Proceeds from revolving credit facility	—	50,000
Debt issuance costs	(23,605)	(1,183)
Debt extinguishment costs	—	(1,200)
Repayment of revolving credit facility	(25,000)	—
Repayment of revolving credit line	—	(6,000)
Repayment of term loan	—	(20,000)
Repayment of equipment loan	—	(5,000)
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Six Months Ended
	July 3, 2021	June 27, 2020
Principal payments under finance lease obligations	(83)	(34)
Proceeds from exercise of stock options	6,499	3,824
Payments of minimum withholding taxes on net share settlement of equity awards	(1,787)	(1,231)
Net cash provided by financing activities	$1,022,074	$19,176
Net increase (decrease) in cash and cash equivalents	$850,064	$(53,487)
Effect of exchange rate changes on cash	146	(167)
Cash and cash equivalents at the beginning of the period	159,127	275,988
Cash and cash equivalents at the end of the period	$1,009,337	$222,334

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$306	$1,265
Taxes	$98	$15
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$10,251	$4,499
Non-cash additions to financing leases	$580	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,678	$2,632
Reclassification of other current liability to additional paid-in capital in connection with the share-settled obligation	$1,614	$—
Note receivable from sale of assets held for sale	$—	$5,158
(concluded)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Introduction
The Company
Beyond Meat, Inc., a Delaware corporation (including its subsidiaries unless the context otherwise requires, the “Company”), is one of the fastest growing food companies in the United States, offering a portfolio of revolutionary plant-based meats. The Company builds meat directly from plants, an innovation that enables consumers to experience the taste, texture and other sensory attributes of popular animal-based meat products while enjoying the nutritional and environmental benefits of eating the Company’s plant-based meat products. The Company’s brand commitment, “Eat What You Love,” represents a strong belief that there is a better way to feed our future and that the positive choices we all make, no matter how small, can have a great impact on our personal health and the health of our planet. By shifting from animal-based meat to plant-based meat, we can positively impact four growing global issues: human health, climate change, constraints on natural resources and animal welfare.
On January 14, 2020, the Company registered its subsidiary, Beyond Meat EU B.V., in the Netherlands. On April 28, 2020, the Company registered its subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd. (“BYND JX”), in the Zhejiang Province in China. On June 17, 2021, the Company incorporated its subsidiary, Beyond Meat Canada Inc. in Canada.
The Company’s primary production facilities are located in Columbia, Missouri, and Devault, Pennsylvania, and research and development and administrative offices are located in El Segundo, California. In addition to its own production facilities, the Company uses co-manufacturers in various locations in the United States, Canada and the Netherlands. In the second quarter of 2020, the Company acquired its first manufacturing facility in Europe located in Enschede, the Netherlands. This facility completed operational testing of dry blend production in late 2020. In the second quarter of 2021, this facility completed commercial trial runs for dry blend production and began commercial trial runs for the Company’s extruded product which is expected to be completed by the end of the third quarter of 2021. In addition, in June 2020 the Company announced the official opening of a new co-manufacturing facility to be used for Beyond Meat production built by the Company’s distributor in the Netherlands. In the third quarter of 2020, the Company and BYND JX entered into an investment agreement and related factory leasing contract to design and develop manufacturing facilities in the Jiaxing Economic & Technological Development Zone to manufacture plant-based meat products under the Beyond Meat brand in China. Renovations in the leased facility were substantially completed and trial production began in the first quarter of 2021. In the second quarter of 2021, several commercial trials of certain of the Company’s manufacturing processes were completed. Full-scale end-to-end production is expected by the end of 2021.
The Company sells to a variety of customers in the retail and foodservice channels throughout the United States and internationally primarily through distributors who purchase, store, sell, and deliver the Company’s products. In addition, the Company sells directly to customers in the retail and foodservice channels who handle their own distribution. In the third quarter of 2020, the Company launched an e-commerce site to sell its products direct to consumers in the United States.
As of July 3, 2021, approximately 93.0% of the Company’s assets were located in the United States.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The global spread and unprecedented impact of COVID-19 continues to create significant volatility, uncertainty and economic disruption. The Company’s operations and its financial results including net revenues, gross profit, gross margin and operating expenses were negatively impacted by COVID-19 in 2020 and the first half of 2021. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(including any resurgences), the rising impact of COVID-19 variants, the wide distribution and public acceptance of COVID-19 vaccines, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business, results of operations, financial condition or liquidity. While the ultimate health and economic impact of COVID-19 continues to be highly uncertain, the Company acknowledges that its business operations and results of operations, including its net revenues, gross profit, gross margin, earnings and cash flows, could be adversely impacted through 2021 and likely into 2022. Future events and effects related to the COVID-19 pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts.
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
Issuance Costs
Issuance costs related to the Notes offering were capitalized and offset against proceeds from the Notes. Issuance costs consist of legal and other costs related to the issuance of the Notes and are amortized to interest expense over the term of the Notes. Total issuance costs capitalized in the six months ended July 3, 2021 were approximately $23.6 million, of which none remained unpaid as of July 3, 2021. There were no such issuance costs in the six months ended June 27, 2020.
Foreign Currency
Foreign currency translation income (loss), net of tax, reported as cumulative translation adjustment through “Other comprehensive income (loss)” was $0.6 million and $(0.2) million for the three months ended July 3, 2021 and June 27, 2020, respectively.
Foreign currency translation losses, net of tax, reported as cumulative translation adjustments through “Other comprehensive income (loss)” were $(0.7) million and $(0.2) million for the six months ended July 3, 2021 and June 27, 2020, respectively.
Realized and unrealized foreign currency transaction income (losses) included in “Other, net” were $0.2 million and $(0.1) million in the three and six months ended July 3, 2021, respectively. Realized and unrealized foreign currency transaction gains included in “Other, net” were $0.1 million in each of the three and six months ended June 27, 2020.

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
The Company’s financial instruments include cash equivalents, accounts receivable, accounts payable, and accrued expenses, for which the carrying amounts approximate fair value due to the short-term maturity of these financial instruments. The Company’s convertible notes are carried at face value less the unamortized debt issuance costs (see Note 7).
The Company had no financial instruments measured at fair value on a recurring basis as of July 3, 2021 and December 31, 2020, other than the liability classified share-settled obligation to one of the Company’s executive officers (see Note 9) which represents a Level 1 financial instrument. There was no change in the fair value of the liability-classified share-settled obligation in the three and six months ended July 3, 2021.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 for the three and six months ended July 3, 2021.
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
Revenue is measured as the amount of consideration the Company expects to receive in exchange for fulfilling the performance obligation. Sales and other taxes the Company collects concurrent with the sale of products are excluded from revenue. The Company's normal payment terms vary by the type and location of its customers and the products offered. The time between invoicing and when payment is due is not significant. None of the Company's customer contracts as of July 3, 2021 contains a significant financing component.
The Company routinely offers sales discounts and promotions through various programs to its customers and consumers. These programs include rebates, temporary on shelf price reductions, buy-one-get-one-free programs, off invoice discounts, retailer advertisements, product coupons and other trade activities. Provision for discounts and incentives are recorded in the same period in which the related revenues are recognized. At the end of each accounting period, the Company recognizes a liability for estimated sales discounts that have been incurred but not paid which totaled $4.1 million and

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

$3.6 million as of July 3, 2021 and December 31, 2020, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.
The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. The incremental cost to obtain contracts was not material.
Presentation of Net Revenues by Channel
The Company presents net revenues by geography and distribution channel as follows:

Distribution Channel	Description
U.S. Retail	Net revenues from retail sales to the U.S. market(1)
U.S. Foodservice	Net revenues from restaurant and foodservice sales to the U.S. market
International Retail	Net revenues from retail sales to international markets, including Canada
International Foodservice	Net revenues from restaurant and foodservice sales to international markets, including Canada
____________
(1) Includes net revenues from direct-to-consumer sales.
The following table presents the Company’s net revenues by channel:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net revenues:
U.S.:
Retail	$77,195	$90,040	$141,021	$139,963
Foodservice	23,961	6,486	40,703	29,117
U.S. net revenues	101,156	96,526	181,724	169,080
International:
Retail	28,544	9,572	45,743	15,524
Foodservice	19,726	7,240	30,123	25,808
International net revenues	48,270	16,812	75,866	41,332
Net revenues	$149,426	$113,338	$257,590	$210,412
One distributor accounted for approximately 10% of the Company’s gross revenues in the three months ended July 3, 2021 and one distributor accounted for approximately 16% of the Company’s gross revenues in the three months ended June 27, 2020. One customer accounted for approximately 10% of the Company’s gross revenues in the six months ended July 3, 2021 and one distributor accounted for approximately 14% of the Company’s gross revenues in the six months ended June 27, 2020. No other distributor or customer accounted for more than 10% of the Company’s gross revenues in the three and six months ended July 3, 2021 and June 27, 2020.
Investment in Joint Venture
The Company uses the equity method of accounting to record transactions associated with its joint venture when the Company shares in joint control of the investee. Investment in joint venture is not consolidated but is recorded in “Other non-current assets, net” in the Company’s condensed consolidated balance sheet. The Company recognizes its portion of the investee’s results in “Equity in losses of unconsolidated joint venture” in its condensed consolidated statement of operations. Activity related to the joint venture during the three and six months ended July 3, 2021 was not material.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Shipping and Handling Costs
Outbound shipping and handling costs included in selling, general and administrative (“SG&A”) expenses in the three months ended July 3, 2021 and June 27, 2020 were $4.9 million and $3.2 million, respectively. Outbound shipping and handling costs included in SG&A expenses in the six months ended July 3, 2021 and June 27, 2020 were $8.2 million and $4.8 million, respectively.
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
Note 3. Restructuring
In May 2017, management approved a plan to terminate the Company’s exclusive supply agreement (the “Agreement”) with one of its co-manufacturers, due to non-performance under the Agreement and on

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

May 23, 2017, the Company notified the co-manufacturer of its decision to terminate the Agreement. In the three months ended July 3, 2021 and June 27, 2020, the Company recorded $3.8 million and $1.5 million, respectively, in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. In the six months ended July 3, 2021 and June 27, 2020, the Company recorded $6.3 million and $3.9 million, respectively, in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. See Note 10 for further information. As of July 3, 2021 and December 31, 2020, the Company had $2.6 million and $0.8 million, respectively, in accrued and unpaid restructuring expenses.
Note 4. Leases
Leases are classified as either finance leases or operating leases based on criteria in ASC 842. The Company has operating leases for its corporate offices, including its Manhattan Beach Project Innovation Center where the Company’s research and development facility is located, its manufacturing facilities, warehouses and vehicles, and finance leases for certain of the Company’s equipment. Such leases generally have original lease terms between two and 10 years, and often include one or more options to renew. Some leases also include early termination options, which can be exercised under specific conditions. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company does not have residual value guarantees or material restrictive covenants associated with its leases.

		Three Months Ended
(in thousands)	Statement of Operations Location	July 3, 2021	June 27, 2020
Operating lease cost:
Lease cost	Cost of goods sold	$556	$468
Lease cost	Research and development expenses	191	158
Lease cost	Selling, general and administrative expenses	148	161
Variable lease cost (1)	Cost of goods sold	1	1
Operating lease cost		$896	$788
Short-term lease cost	Selling, general and administrative expenses	$87	$111
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$47	$20
Interest on lease liabilities	Interest expense	5	3
Finance lease cost		$52	$23
Total lease cost		$1,035	$922
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

		Six Months Ended
(in thousands)	Statement of Operations Location	July 3, 2021	June 27, 2020
Operating lease cost:
Lease cost	Cost of goods sold	$1,095	$652
Lease cost	Research and development expenses	339	283
Lease cost	Selling, general and administrative expenses	345	273
Variable lease cost (1)	Cost of goods sold	29	7
Operating lease cost		$1,808	$1,215
Short-term lease cost	Selling, general and administrative expenses	$113	$175
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$84	$38
Interest on lease liabilities	Interest expense	10	7
Finance lease cost		$94	$45
Total lease cost		$2,015	$1,435
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

Supplemental balance sheet information as of July 3, 2021 and December 31, 2020 related to leases are as follows:

(in thousands)	Balance Sheet Location	July 3, 2021	December 31, 2020
Assets
Operating leases	Operating lease right-of-use assets	$14,672	$14,570
Finance leases, net	Property, plant and equipment, net	708	212
Prepaid lease costs, non-current(1)	Prepaid lease costs, non-current	26,578	—
Total lease assets		$41,958	$14,782

Liabilities
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$3,651	$3,095
Finance lease liabilities	Short-term finance lease liabilities	184	71
Long-term:
Operating lease liabilities	Operating lease liabilities, net of current portion	11,300	11,793
Finance lease liabilities	Finance lease obligations and other long-term liabilities	533	149
Total lease liabilities		$15,668	$15,108
_______________
(1) Payments to a construction escrow account for the Campus Lease that has not commenced as of July 3, 2021. See Note 10.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year, as of July 3, 2021:

	July 3, 2021
(in thousands)	Operating Leases	Finance Leases
Remainder of 2021	$1,964	$101
2022	4,000	194
2023	3,327	181
2024	1,715	146
2025	1,322	115
2026	1,644	10
Thereafter	2,270	—
Total undiscounted future minimum lease payments	16,242	747
Less imputed interest	(1,291)	(30)
Total discounted future minimum lease payments	$14,951	$717
Weighted average remaining lease terms and weighted average discount rates were:

	July 3, 2021
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	5.9	4.1
Weighted average discount rate	2.7%	2.3%
Note 5. Inventories
Major classes of inventory were as follows:

(in thousands)	July 3, 2021	December 31, 2020
Raw materials and packaging	$86,998	$83,702
Work in process	31,908	12,887
Finished goods	46,840	25,128
Total	$165,746	$121,717

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 6. Property, Plant and Equipment
Property, plant, and equipment are stated at cost and finance lease assets are included. A summary of property, plant, and equipment as of July 3, 2021 and December 31, 2020, is as follows:

(in thousands)	July 3, 2021	December 31, 2020
Manufacturing equipment	$82,284	$62,521
Research and development equipment	15,162	12,342
Leasehold improvements	16,836	9,277
Building	12,712	12,569
Finance leases	867	212
Software	1,071	402
Furniture and fixtures	642	614
Vehicles	584	377
Land	3,953	3,995
Assets not yet placed in service	64,955	46,148
Total property, plant and equipment	$199,066	$148,457
Accumulated depreciation and amortization	(41,617)	(33,158)
Property, plant and equipment, net	$157,449	$115,299
Depreciation and amortization expense for the three months ended July 3, 2021 and June 27, 2020 was $4.9 million and $3.3 million, respectively. Of the total depreciation and amortization expense in the three months ended July 3, 2021 and June 27, 2020, $3.9 million and $2.5 million, respectively, were recorded in cost of goods sold; $0.9 million and $0.7 million, respectively, were recorded in research and development expenses; and $30,000 and $0.1 million, respectively, were recorded in SG&A expenses in the Company’s condensed consolidated statements of operations.
Depreciation and amortization expense for the six months ended July 3, 2021 and June 27, 2020 was $9.2 million and $5.9 million, respectively. Of the total depreciation and amortization expense in the six months ended July 3, 2021 and June 27, 2020, $7.4 million and $4.4 million, respectively, were recorded in cost of goods sold; $1.8 million and $1.4 million, respectively, were recorded in research and development expenses; and $60,000 and $0.1 million, respectively, were recorded in SG&A expenses in the Company’s condensed consolidated statements of operations.
The Company had no property, plant and equipment that meet the criteria for assets held for sale as of July 3, 2021 and December 31, 2020, respectively. Amounts previously classified as assets held for sale were sold for amounts that approximated book value for which a note receivable of $4.5 million, net of payments received, was recorded, of which $4.0 million is included in “Prepaid expenses and other current assets” and $0.5 million is included in “Other non-current assets, net” in the Company’s condensed consolidated balance sheet at July 3, 2021. At December 31, 2020, the Company had a note receivable of $4.6 million from the sale of assets held for sale, of which $2.4 million was included in “Prepaid expenses and other current assets” and $2.2 million was included in “Other non-current assets, net” in the Company’s condensed consolidated balance sheet.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 7. Debt
The following is a summary of debt balances as of July 3, 2021 and December 31, 2020:

(in thousands)	July 3, 2021	December 31, 2020
Convertible senior notes	$1,150,000	$—
Revolving credit facility	—	25,000
Debt issuance costs	(22,293)	—
Total debt outstanding	$1,127,707	$25,000
Less: current portion of long-term debt	—	25,000
Long-term debt	$1,127,707	$—
Convertible Senior Notes
On March 5, 2021, the Company issued $1.0 billion aggregate principal amount of its 0% Convertible Senior Notes due 2027 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. On March 12, 2021, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $150.0 million aggregate principal amount of the Company’s 0% Convertible Senior Notes due 2027 (the “Additional Notes”, and together with the Convertible Notes, the “Notes”), and such Additional Notes were issued on March 16, 2021. The initial conversion price of the Notes is $206.00 per share of common stock, which represents a premium of approximately 47.5% over the closing price of the Company’s common stock on March 2, 2021. The Notes will mature on March 15, 2027, unless earlier repurchased, redeemed or converted. The Notes were issued pursuant to, and are governed by, an indenture, dated as of March 5, 2021, (the “Indenture”) between the Company and U.S. Bank National Association, as trustee (the Trustee”). The Company used $84.0 million of the net proceeds from the sale of the Notes to fund the cost of entering into capped call transactions, described below. The proceeds from the issuance of the Notes were approximately $1.0 billion, net of capped call transaction costs of $84.0 million and debt issuance costs totaling $23.6 million.
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
The holder can convert its Notes during any calendar quarter, commencing after the calendar quarter ending on June 30, 2021, provided the last reported sale price of the common stock for at least 20 trading

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

days is greater than or equal to 130% of the conversion price, during the 30 days consecutive trading days ending on the last trading day of a calendar quarter.
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
The total amount of debt issuance costs of $23.6 million was recorded as a reduction to “Convertible senior notes, net” in the condensed consolidated balance sheet and are being amortized as interest expense over the term of the Notes using the effective interest method. During the three and six months ended July 3, 2021, the Company recognized $1.0 million and $1.3 million, respectively, in interest expense related to the amortization of the debt issuance costs related to the Notes. There was no such expense in the three and six months ended June 27, 2020.
The following is a summary of the Company’s Notes as of July 3, 2021:

(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
0% Convertible senior notes due on March 15, 2027	$1,150,000	$22,293	$1,127,707	$1,155,750	Level 2

The Notes are carried at face value less the unamortized debt issuance costs on the Company’s condensed consolidated balance sheets. As of July 3, 2021, the estimated fair value of the Notes was approximately $1.2 billion. The Notes are quoted on the Intercontinental Exchange and are classified as Level 2 financial instruments. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on July 2, 2021, the last business day of the period.
As of July 3, 2021, the remaining life of the Notes is approximately 5.7 years.
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
The Company recorded debt issuance costs on the revolving credit facility in “Prepaid and other non-current assets, net” in the accompanying condensed consolidated balance sheet. Debt issuance costs associated with the revolving credit facility were amortized as interest expense over the term of the loan. In the three and six months ended July 3, 2021, debt issuance costs of $0 and $41,000, respectively, related to the Company’s prior revolving credit facility were amortized to interest expense. In the three and six months ended June 27, 2020, debt issuance costs of $57,000 and $93,000, respectively, related to the Company’s prior revolving credit facility and equipment loan were amortized to interest expense.
In the three months ended July 3, 2021 and June 27, 2020, the Company incurred $0 and $0.4 million, respectively, in interest expense related to its bank credit facilities. In the six months ended July 3, 2021 and June 27, 2020, the Company incurred $0.3 million and $0.9 million, respectively, in interest expense related to its bank credit facilities. In the three and six months ended June 27, 2020, the Company incurred $0.1 million and $0.2 million, respectively, in interest expense related to its equipment loan facility, which was terminated on April 21, 2020.
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
Note 8. Stockholders’ Equity
As of July 3, 2021, the Company’s shares consisted of 500,000,000 authorized shares of common stock, par value $0.0001 per share, of which 63,243,498 shares of common stock were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
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
The following table summarizes the shares available for grant under the 2018 Plan:

Shares Available for Grant
Balance - December 31, 2020	5,021,270
Authorized	2,144,521
Granted	(225,184)
Shares withheld to cover taxes	13,109
Forfeited	88,156
Balance - July 3, 2021	7,041,872
As of July 3, 2021 and December 31, 2020, there were 3,892,262 and 4,218,278 shares, respectively, issuable under stock options outstanding; 303,392 and 275,989 shares, respectively, issuable under unvested RSUs outstanding; 7,561,863 and 7,127,079 shares, respectively, issued for stock option exercises, RSU settlement, and restricted stock grants; and 7,041,872 and 5,021,270 shares, respectively, available for grant under the 2018 Plan.
Stock Options
Following are the assumptions used in the Black-Scholes valuation model for options granted during the periods shown below:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Risk-free interest rate	1.3%	0.5%	1.3%	0.7%
Average expected term (years)	7.0	7.0	7.0	7.0
Expected volatility	74.0%	55.0%	72.8%	55.0%
Dividend yield	—	—	—	—

Option grants to new employees in the six months ended July 3, 2021 and June 27, 2020 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest monthly over the remaining 3-year period, subject to continued employment through the vesting date. Option grants to continuing employees in the six months ended July 3, 2021 and June 27, 2020 generally vest monthly over a 48-month period, subject to continued employment through the vesting date. An option grant to one executive officer in the six months ended July 3, 2021 vested over three months from the vesting commencement date.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes the Company’s stock option activity during the six months ended July 3, 2021:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2020	4,218,278	$21.20	6.6	$443,595
Granted	107,614	$136.91	—	$—
Exercised	(370,884)	$17.50	—	$42,141
Cancelled/Forfeited	(62,746)	$38.16	—	$—
Outstanding at July 3, 2021	3,892,262	$24.47	6.1	$494,019
Vested and exercisable at July 3, 2021	2,755,956	$12.03	5.3	$383,659
Vested and expected to vest at July 3, 2021	3,657,335	$21.04	6.0	$476,710
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
During the three months ended July 3, 2021 and June 27, 2020, the Company recorded $3.7 million and $3.6 million, respectively, of share-based compensation expense related to options. During the six months ended July 3, 2021 and June 27, 2020, the Company recorded $7.1 million and $6.6 million, respectively, of share-based compensation expense related to options. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of July 3, 2021, there was $19.3 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over a weighted average period of 1.7 years.
Restricted Stock Units
RSU grants to new employees in the six months ended July 3, 2021 and June 27, 2020 vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining 3 years of the award, subject to continued employment through the vesting date. RSU grants in the six months ended July 3, 2021 include fully vested RSUs granted to an executive officer issued in settlement of the obligation discussed below under Share-Settled Obligation. An RSU grant to one executive officer in the six months ended July 3, 2021 vested 100% over three months from the vesting commencement date. RSU grants to continuing employees in the six months ended July 3, 2021 and June 27, 2020 generally vest quarterly over 16 quarters, subject to continued employment through the vesting date. An RSU grant to one executive officer in the six months ended July 3, 2021 vests quarterly over four quarters, subject to continued employment through the vesting date. Annual RSU grants to directors on the Company’s Board of Directors (the “Board”) vest monthly over a one year period and RSU grants to new directors on the Board vest monthly over a three year period. RSU grants to nonemployee brand ambassadors in the six months ended July 3, 2021 vest quarterly over four quarters from the vesting commencement date, subject to continued service through the vesting date. RSU grants to consultants in the six months ended June 27, 2020 vest quarterly over eight quarters from the vesting commencement date, subject to continued service through the vesting date.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes the Company’s RSU activity during the six months ended July 3, 2021:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2020	275,989	$114.99
Granted	117,570	$125.41
Vested(1)	(64,757)	$121.00
Cancelled/Forfeited	(25,410)	$—
Unvested at July 3, 2021	303,392	$118.17
________
(1) Includes 13,109 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2018 Plan.

During the three months ended July 3, 2021 and June 27, 2020, the Company recorded $3.3 million and $2.7 million, respectively, of share-based compensation expense related to RSUs. During the six months ended July 3, 2021 and June 27, 2020, the Company recorded $6.3 million and $4.3 million, respectively, of share-based compensation expense related to RSUs. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of July 3, 2021, there was $18.9 million in unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted average period of 1.6 years.
Share-Settled Obligation
Share-based compensation expense in the three months ended July 3, 2021 and June 27, 2020 includes $0.8 million and $0.9 million, respectively, for a liability classified, share-settled obligation to an executive officer related to a sign-on award pursuant to the terms of the executive officer’s offer letter. Share-based compensation expense in the six months ended July 3, 2021 and June 27, 2020 includes $1.6 million and $1.8 million, respectively, for a liability classified, share-settled obligation to an executive officer related to a sign-on award pursuant to the terms of the executive officer’s offer letter. The share-based compensation expense related to this share-settled obligation is included in SG&A expenses in the Company’s condensed consolidated statements of operations.
The Company is obligated to deliver a variable number of shares based on a fixed monetary amount on the first annual anniversary of the executive officer’s commencement date and on each quarterly anniversary thereafter through the second annual anniversary. The liability classified award is considered unearned until the requirements for issuance of the shares are met and is included in “Accrued expenses and other current liabilities” on the Company’s condensed consolidated balance sheets as of July 3, 2021 and December 31, 2020 in the amount of $1.0 million. As of July 3, 2021, there was $0.7 million in unrecognized compensation expense related to this share-settled obligation which is expected to be recognized over approximately 0.2 years.
In the first six months of 2021, two quarterly tranches related to this obligation were earned, and the Company delivered to this executive officer 13,804 fully vested RSUs with a settlement date fair value of $1.6 million.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Restricted Stock to Nonemployees
The following table summarizes the Company’s restricted stock activity during the six months ended July 3, 2021:

	Number of Shares of Restricted Stock	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2020	12,184	0.3	$20.02
Granted	—	—	$—
Vested/Released	(12,184)	—	$20.02
Cancelled/Forfeited	—	—	$—
Unvested at July 3, 2021	—	—	$—

As of July 3, 2021, no shares of restricted stock that had been purchased by nonemployee brand ambassadors remained subject to vesting requirements and repurchase pursuant to restricted stock purchase agreements.
During the three months ended July 3, 2021 and June 27, 2020, the Company recorded $34,000 and $0.4 million, respectively, of share-based compensation expense related to restricted stock issued to nonemployee brand ambassadors, which is included in SG&A expenses in the Company’s condensed consolidated statements of operations.
During the six months ended July 3, 2021 and June 27, 2020, the Company recorded $0.2 million and $0.8 million, respectively, of share-based compensation expense related to restricted stock issued to nonemployee brand ambassadors, which is included in SG&A expenses in the Company’s condensed consolidated statements of operations.
As of July 3, 2021, there was no unrecognized compensation expense related to unvested restricted stock granted to nonemployee brand ambassadors.
Employee Stock Purchase Plan
As of July 3, 2021, the maximum aggregate number of shares that may be issued under the 2018 Employee Stock Purchase Plan (the “ESPP”) was 1,876,455 shares of common stock, including an increase of 536,130 shares effective January 1, 2021 under the terms of the ESPP. The ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the ESPP.
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
Although the Company is involved in the design of the tenant improvements of the Premises, the Company does not have title or possession of the assets during construction. In addition, the Company does not have the ability to control the leased Premises until each phase of the tenant improvements is complete. As of July 3, 2021, the tenant improvements associated with Phase 1-A had not been completed, and the underlying asset had not been delivered to the Company. Accordingly, there was no lease commencement during the quarter ended July 3, 2021. Therefore, the Company has not recognized an asset or a liability for the Campus Lease in its condensed consolidated balance sheet as of July 3, 2021. The Company contributed $26.6 million in payments to a construction escrow account during the second quarter of 2021. These payments are recorded in “Prepaid lease costs, non-current” in the Company’s condensed consolidated balance sheet as of July 3, 2021, which will ultimately be recorded as a component of a right-of-use asset upon lease commencement. The Company anticipates further contributions as the Landlord continues to build out the Premises and anticipates that Phase-1A will be completed and the lease commencement date will occur during the fourth quarter of 2021 or the first quarter of 2022.
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
China Investment and Lease Agreement

On September 22, 2020, the Company and BYND JX entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX has agreed to make certain investments in the JXEDZ in two phases of development, and the Company has agreed to guarantee certain repayment obligations of BYND JX under such agreement. In the second quarter of 2021, the Company received $0.2 million in subsidies related to its investment in BYND JX from the Jiaxing Economic Development Zone Finance Bureau which is recorded in “Other, net” in the Company’s condensed consolidated statement of operations.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Purchase Commitments
As of July 3, 2021, the Company had a commitment to purchase pea protein inventory totaling $124.1 million, approximately $44.9 million in the remainder of 2021 and $79.2 million in 2022. In addition, as of July 3, 2021, the Company had approximately $62.3 million in purchase order commitments for capital expenditures primarily to purchase machinery and equipment. Payments for these purchases will be due within 12 months from July 3, 2021.
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
On June 11, 2021, former Beyond Meat employees Mark Nelson and Tony Miller, and current employee, Jessica Quetsch (collectively, the “individual defendants”), filed a motion for summary judgment on DLF’s fraud claim asserted against them. The individual defendants’ summary judgment hearing is currently scheduled for August 25, 2021. On June 11, 2021, the Company filed a motion for summary adjudication on DLF’s fraud and negligent misrepresentation claims, misappropriation of trade secret claim, and unfair competition claim under the California Business and Professions Code. The Company’s summary adjudication hearing is currently scheduled for August 27, 2021.
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
On April 1, 2020, the United States District Court for the Central District of California entered an order consolidating the Weiner action and the Brink action for all purposes and designated the consolidated case In re: Beyond Meat, Inc. Derivative Litigation (the “California Derivative Action”). On April 13, 2020, the Court entered an order appointing co-lead counsel for the California Derivative Action. On June 23, 2020, the Court entered an order approving a Joint Stipulation Regarding Stay of Actions. Under the terms of the stay approval order, all proceedings in the California Derivative Action are stayed until (1) the Tran securities class action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2) any motion to dismiss the Tran securities class action is denied in whole or in part. On April 20, 2021, the parties filed a joint stipulation regarding briefing schedule, and the Court entered a schedule on April 21, 2021.
On May 24, 2021, the plaintiffs in the California Derivative Action filed a First Amended Complaint (“FAC”). The FAC names the same defendants named in the originally-filed consolidated complaint and adds four additional defendants, including ProPortion Foods, LLC (“ProPortion”) and CLW Foods, LLC (“CLW”). The FAC asserts claims under Section 14(a) of the Exchange Act, claims of breach of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement against the individual defendants, and aiding and abetting claims against CLW and ProPortion. All of these claims relate to the Company’s dealings and ongoing litigation with Don Lee Farms, and related actions taken by Beyond Meat and the named individuals during the period of April 2016 to the present. On July 2, 2021, the Court entered a Joint Stipulation Regarding Extension of Briefing Schedule so that the parties may attempt to reach resolution of the lawsuit. A status report is due to the Court on October 1, 2021, and defendants’ responsive pleading to the FAC is due by October 15, 2021. Defendants believe the claims are without merit and intend to vigorously defend all claims asserted. The Company is unable to estimate potential losses, if any, related to this lawsuit.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

On May 27, 2020, Kevin Chew, a purported shareholder of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court of the District of Delaware, putatively on behalf of the Company, against two of the Company’s executive officers, the Company’s President and CEO, Ethan Brown, and the Company’s former Chief Financial Officer and Treasurer, Mark Nelson, and each of the Company’s directors, including one former director, who signed the Company’s initial public offering registration statement. The lawsuit asserts claims under Sections 10(b) and 21D of the Exchange Act and claims of breaches of fiduciary duty, relating to the Company’s ongoing litigation with Don Lee Farms, related actions taken by Beyond Meat and the named individuals during the period of May 2, 2019 to May 27, 2020. On June 16, 2020, the Court entered an order staying all proceedings in the derivative action until (1) the Tran securities class action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2) any motion to dismiss the Tran securities class action is denied in whole or in part. On June 17, 2020, the Court entered an order administratively closing the derivative case based on the stay order. On July 29, 2021, the Court entered a Joint Stipulation to Continue the Stay of the Action, staying the case until the resolution of the California Derivative Action. Defendants believe the claims are without merit and intend to vigorously defend all claims asserted. The Company is unable to estimate potential losses, if any, related to this lawsuit.
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
Note 11. Income Taxes
For the three months ended July 3, 2021 and June 27, 2020, the Company recorded $2,000 and $16,000, respectively, in income tax expense in its condensed consolidated statements of operations. For the six months ended July 3, 2021 and June 27, 2020, the Company recorded $50,000 and $15,000, respectively, in income tax expense in its condensed consolidated statements of operations.
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
As of July 3, 2021, the Company did not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with respect to net operating loss and credit carryforwards.
In response to the COVID-19 pandemic, the United States passed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act in March 2020 and on March 11, 2021 the United States enacted the American Rescue Plan Act of 2021. These Acts include various income and payroll tax measures. The income tax and payroll tax measures did not materially impact the Company’s financial statements.
Note 12. Net Loss Per Share Available to Common Stockholders
The Company calculates basic and diluted net loss per share available to common stockholders in conformity with the two-class method required for companies with participating securities. Pursuant to ASU 2020-06, the Company applies the more dilutive of the if-converted method and the two-class method to its Notes.
Computation of net loss per share available to common stockholders for the three and six months ended July 3, 2021 excludes the dilutive effect of 3,892,262 shares issuable under stock options and 303,392 RSUs outstanding at July 3, 2021 because the Company incurred a net loss and their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the three and six months ended July 3, 2021 also excludes adjustments under the two-class method relating to a liability classified, share-settled obligation to an executive officer to deliver a variable number of shares based on a fixed monetary amount (see Note 9) because the shares to be delivered are not participating securities as they do not have voting rights and are not entitled to participate in dividends until they are issued. Computation of net loss per share available to common stockholders for the three and six months ended July 3, 2021 also excludes the dilutive effect of the Notes because the Company recorded a net loss and their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the three and six months ended June 27, 2020 excludes the dilutive effect of 4,562,663 option shares and 287,439 RSUs because their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the three and six months ended June 27, 2020 also excludes adjustments under the two-class method relating to a liability classified, share-settled obligation to an executive officer to deliver a variable number of shares based on a fixed monetary amount (see Note 9) because the shares to be delivered are not participating securities as they do not have voting rights and are not entitled to participate in dividends until they are issued.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Numerator:
Net loss available to common stockholders	$(19,652)	$(10,205)	$(46,918)	$(8,390)
Undistributed net income available to unvested restricted stockholders	—	—	—	—
Net loss available to common stockholders—basic	(19,652)	(10,205)	(46,918)	(8,390)
Denominator:
Weighted average common shares outstanding—basic	63,121,400	62,098,861	63,029,597	61,904,360
Dilutive effect of shares issuable under stock options	—	—	—	—
Dilutive effect of RSUs	—	—	—	—
Dilutive effect of share-settled obligation	—	—	—	—
Dilutive effect of Notes, if converted(1)	—	—	—	—
Weighted average common shares outstanding—diluted	63,121,400	62,098,861	63,029,597	61,904,360
Net loss per share available to common stockholders—basic	$(0.31)	$(0.16)	$(0.74)	$(0.14)
Net loss per share available to common stockholders—diluted	$(0.31)	$(0.16)	$(0.74)	$(0.14)
__________
(1) As the Company recorded net losses in the three and six months ended July 3, 2021, inclusion of shares from the conversion premium or spread would be anti-dilutive. The Company had no Notes outstanding during the three and six months ended June 27, 2020.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 13. Subsequent Event
Subsequent to the quarter ended July 3, 2021, on July 15, 2021, the Company purchased 12.9 acres of real property in Columbia, Missouri containing approximately 142,317 square feet of office/warehouse space, from where the Company had been conducting warehousing activities under a lease, for cash consideration of $10.4 million, subject to adjustment for customary prorations, transfer taxes, escrow holdbacks and other adjustments. Transaction costs were not material. The Company has not completed its evaluation of the accounting for this transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors,” of our 2020 Form 10-K and Part II, Item 1A, “Risk Factors” and “Note Regarding Forward-Looking Statements” included in this report and those discussed in other documents we file from time to time with the SEC. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this quarterly report and our audited consolidated financial statements and notes thereto included in our 2020 10-K. Our historical results are not necessarily indicative of the results to be expected for any future periods and our operating results for the three and six months ended July 3, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021 or for any other interim period or for any other future year or period.
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

We sell a range of plant-based products across the three main meat platforms of beef, pork and poultry. As of June 2021, our products were available at approximately 119,000 retail and foodservice outlets in more than 80 countries worldwide, across mainstream grocery, mass merchandiser, club store, convenience store, and natural retailer channels, direct to consumer, and various food-away-from-home channels, including restaurants, foodservice outlets and schools.
Our primary production facilities are located in Columbia, Missouri, and Devault, Pennsylvania, and research and development and administrative offices are located in El Segundo, California. In addition to our own production facilities, we use co-manufacturers in various locations in the United States, Canada and the Netherlands. In the second quarter of 2020, we acquired our first manufacturing facility in Europe located in Enschede, the Netherlands. This facility completed operational testing of dry blend production in late 2020. In the second quarter of 2021, this facility completed commercial trial runs for dry blend production and began commercial trial runs for our extruded product which is expected to be completed by the end of the third quarter of 2021. In addition, in June 2020 we announced the official opening of a new co-manufacturing facility, built by our distributor in the Netherlands, to be used for Beyond Meat production. In the third quarter of 2020, we and BYND JX entered into an investment agreement and related factory leasing contract to design and develop manufacturing facilities in the Jiaxing Economic & Technological Development Zone to manufacture plant-based meat products under the Beyond Meat brand in China. Renovations in the leased facility were substantially completed and trial production began in the first quarter of 2021. In the second quarter of 2021, several commercial trials of certain of our manufacturing processes were completed. Full-scale end-to-end production is expected by the end of 2021.
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
On March 5, 2021, we issued $1.0 billion aggregate principal amount of our 0% Convertible Senior Notes due 2027 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On March 12, 2021, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $150.0 million aggregate principal amount of the Company’s 0% Convertible Senior Notes due 2027 (the “Additional Notes”, and together with the Convertible Notes, the “Notes”), and such Additional Notes were issued on March 16, 2021. The initial conversion price of the Notes is $206.00 per share of common stock, which represents a premium of approximately 47.5% over the closing price of the Company’s common stock on March 2, 2021. The Notes will mature on March 15, 2027, unless earlier repurchased, redeemed or converted. The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of March 5, 2021, between us and U.S. Bank National Association, as trustee. We used $84.0 million of the net proceeds from the sale of the Notes to fund the cost of entering into capped call transactions, described below and intend to use the remainder of the net proceeds for general corporate purposes and working capital. The proceeds from the issuance of the Notes were approximately $1.0 billion, net of capped call transactions cost of $84.0 million and debt issuance costs totaling $23.6 million. See Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements elsewhere in this report.
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
The condensed consolidated financial statements for the period ended July 3, 2021 include the accounts of the Company and its foreign subsidiaries, Beyond Meat EU B.V., BYND JX and Beyond Meat Canada Inc. All inter-company balances and transactions have been eliminated.
We operate on a fiscal calendar year, and each interim quarter is comprised of one 5-week period and two 4-week periods, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth fiscal quarters may have more or fewer days included than a traditional 91-day fiscal quarter.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business. COVID-19 has led governments and other authorities around the world to implement significant measures intended to control the spread of the virus, including social distancing measures, business closures or restrictions on operations, quarantines and travel bans. While some of these restrictions were lifted or eased in many jurisdictions as the rates of COVID-19 infections have decreased or stabilized and various COVID-19 vaccines are being distributed, a resurgence of COVID-19 and the rising impact of various COVID-19 variants in some markets has slowed, halted or reversed the reopening process altogether.

We have established a cross-functional task force that meets regularly and continually monitors and tracks relevant data, including guidance from local, national and international health agencies. This task force works closely with our senior leadership and is instrumental in making critical, timely decisions and is committed to continuing to communicate to our employees as more information is available to share. While our manufacturing facilities and our Manhattan Beach Project Innovation Center remained operational, beginning in March 2020 employees at our corporate headquarters began working remotely. Beginning in July 2021, our corporate employees returned to work and are provided a flexible working schedule of working in the office or from home depending on job responsibilities, company need and performance. At all facilities, we have implemented mandatory face coverings while indoors, comprehensive preventative hygienic measures to support the health and safety of our employees, a mandatory vaccine policy absent approved accommodations, and required weekly testing. At our manufacturing facilities, we have implemented a series of physical distancing and hygienic practices to further support the health and safety of our manufacturing employees. Travel and field marketing activities have resumed with instructions to adhere to COVID-19-related guidelines. All employees returning from international travel are required to quarantine for three days and provide a negative COVID-19 certificate 24 hours prior to returning onsite. Illness prevention policies have been updated company-wide to state that no employee may be onsite when experiencing any symptom of illness. Employees must remain home when sick and may not return onsite until symptom-free and must provide a negative COVID-19 certificate 24-hours prior to returning.
For the first half of 2021, we generated foodservice channel net revenues of $70.8 million compared to $54.9 million in the first half of 2020. Foodservice channel net revenues have been improving each successive quarter after the decline in the second quarter of 2020, and in the second quarter of 2021 they exceeded the level seen in the first quarter of 2020 by 6.0%. Foodservice channel net revenues in the second quarter of 2021 were $43.7 million as compared to $41.2 million in the first quarter of 2020, prior to COVID-19. Despite the apparent recovery in the foodservice channel compared to a year ago, we recognize that our anticipation of continued recovery in foodservice channel is based on the assumption that COVID-19 infection rates both in the U.S. and abroad will be reasonably contained. In response to the recent more virulent COVID-19 variants’ impact in some markets, new lockdowns, curfews and other restrictive measures are being imposed which have slowed, halted or reversed the reopening process altogether and may adversely impact the foodservice recovery. We continue to partner with our QSR and foodservice customers during this challenging environment and during the quarter continued to offer promotional programs to many of our foodservice partners to allow them to offer our products to consumers at reduced price points or on other promotional terms. The impacts of the ongoing COVID-19 pandemic also continue to result in delays in tests or launches of our products among our foodservice customers and negatively impact the rate of our growth. Excluding our sales to large QSR customers, our foodservice channel has broad exposure to certain outlets that have been disproportionately affected by COVID-19. These include, among others: amusement parks; academic institutions; hospitality; corporate catering services; movie theaters; sports arenas; and bars and pubs. As such, we continue to expect recovery in our foodservice channel net revenues to generally lag the broader foodservice sector. While we saw some improvement in demand in our foodservice business during the first half of 2021, amid relaxed stay-at-home orders in some states, the environment remains highly uncertain given the ongoing pandemic and the resurgence of COVID-19 and its variants.
For the first half of 2021, we generated retail channel net revenues of $186.8 million, representing an increase of 20.1% as compared to the first half of 2020. The increase in our net revenues in the retail channel during the first half of 2021, as compared to the prior-year period, was primarily driven by our expansion in total retail outlets and new product introductions. In the second quarter of 2021, retail channel net revenues increased $6.1 million, or 6.2%, as compared to the second quarter of 2020, when we experienced a surge in retail demand amid panic buying in response to COVID-19.
For the six months ended July 3, 2021, our retail and foodservice channels accounted for approximately 72.5% and 27.5% of our net revenues, respectively, as compared to approximately 73.9% and 26.1% of our net revenues, respectively, in the six months ended June 27, 2020. Although we experienced a recovery in foodservice channel net revenues in the first half of 2021, the resurgence of COVID-19 and its variants and the resulting changes in the marketplace are likely to continue to cause fluctuation in our quarterly results, including in the mix of our distribution channels.

It is challenging to estimate the extent of the adverse impact of the COVID-19 pandemic on our results of operations due to continued uncertainty regarding the duration, magnitude and effects of the COVID-19 pandemic. While the ultimate health and economic impact of COVID-19 continues to be highly uncertain, we acknowledge that our business operations and results of operations, including our net revenues, gross profit, gross margin, earnings and cash flows, could be adversely impacted through 2021 and likely into 2022, including as a result of:
•weak demand in the foodservice channel due to the ongoing impact of COVID-19, including the resurgence of COVID-19 and its variants, despite the resumption of customer traffic in foodservice establishments;

•increased unit cost of goods sold due to lower production volumes in response to weaker demand, which would adversely impact coverage of fixed production costs within our manufacturing facilities;

•increased promotional programs and trade discounts to our retail and foodservice customers resulting in negative impacts on our gross margins;

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
•reduced consumer confidence and consumer spending (including as a result of lower discretionary income due to unemployment or reduced or limited work as a result of measures taken in response to the pandemic), including spending to purchase our products; and negative trends in consumer purchasing patterns due to consumers’ disposable income, credit availability, debt levels and inflation;
•reduced confidence by our foodservice partners due to the resurgence of COVID-19 and its variants, as well as reimplementation of safety measures in certain jurisdictions and its potential impact on customer demand levels;
•further foodservice customer closures (including re-closures in connection with resurgences of COVID-19) or further reduced operations, as well as foodservice labor challenges;
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
Environmental, Social and Governance
As a disruptive leader in the food industry, the Company has established itself as a leading producer of plant-based protein products that deliver a reduced environmental footprint and mitigate the social and welfare issues inherent to the production and consumption of animal protein. In order to continue that work and position itself as a leader in the integration of environmental and social change, the Company has committed to developing a comprehensive environmental, social and governance (“ESG”) program. As part of the development of its ESG program, the Company has completed a materiality analysis and is working on leveraging that analysis to create comprehensive ESG goals that will assist the Company with its commitment to ensuring responsible and sustainable business practices within its organization.

Components of Our Results of Operations and Trends and Other Factors Affecting Our Business
Net Revenues
We generate net revenues primarily from sales of our products to our customers across mainstream grocery, mass merchandiser, club store, convenience store, and natural retailer channels, direct-to-consumer, and various food-away-from-home channels, including restaurants, foodservice outlets and schools, mainly in the United States.
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

The following factors and trends in our business have driven net revenue growth over prior periods and are expected to be key drivers of our net revenue growth, subject to the duration, magnitude and effects of COVID-19 as discussed above:
•increased penetration across our retail channel, including mainstream grocery, mass merchandiser, club store, convenience store, and natural retailer channels, and our foodservice channel, including increased desire by foodservice establishments, including large full service restaurants and/or global QSR customers, to add plant-based products to their menus and to highlight these offerings;
•the strength and breadth of our partnerships with global QSR restaurants and retail and foodservice customers;
•distribution expansion, increased sales velocity, household penetration, purchase frequency and repeat buying rates across our channels;
•increased international sales of our products across geographies, markets and channels as we continue to expand the breadth and depth of our international distribution and grow our numbers of international customers;
•our continued innovation and product commercialization, including enhancing existing products and introducing new products, such as Beyond Meatballs, Beyond Breakfast Sausage Patties and Beyond Breakfast Sausage Links, the recent launches of the latest iteration of our Beyond Burger and Beyond Chicken Tenders across our plant-based platforms that appeal to a broad range of consumers, specifically those who typically eat animal-based meat;
•enhanced marketing efforts as we continue to build our brand, amplify our value proposition around taste, health and sustainability, serve as a best-in-class partner to strategic and other QSR customers to support product development and category management, and drive consumer adoption of our products, including, for example, our billboard campaign, food truck tours in selected cities, our first Reddit AMA, our presence on TikTok, our NBA Twitter campaign during the NBA finals, mobile pop-ups in select U.S. cities to give consumers an exclusive first taste of our latest innovative products ahead of in-store availability, increased social activity to build consumer awareness and excitement, shopper marketing programs to incentivize consumer trial, and a robust Spotify podcast campaign around the launch of the latest iteration of our Beyond Burger;
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
We distribute our products internationally in more than 80 countries worldwide as of June 2021. In addition to our own production facilities, we use co-manufacturers in various locations in the United States, Canada and the Netherlands. International net revenues increased 187.1% and 83.6%, respectively, in the three and six months ended July 3, 2021, as compared to the prior-year periods. The increase in net revenues was primarily due to growth in sales to retail channel customers, mainly as a result of increased sales velocities, new product introductions and increased distribution, and, to a lesser extent, the recovery in foodservice channels from the severe impact of COVID-19 that we experienced in the second quarter of 2020.
As we seek to continue to rapidly grow our net revenues, we face several challenges. The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of COVID-19 (including any resurgences), the rising impact of COVID-19 variants, the wide distribution and public acceptance of COVID-19 vaccines, and the level of social and economic restrictions imposed on the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. For example, the impact of COVID-19 on any of our suppliers, co-manufacturers, distributors or transportation or logistics providers may negatively affect the price and availability of our ingredients and/or packaging materials and impact our supply chain. Additionally, if we are forced to scale back hours of production or close our production facilities or our Manhattan Beach Project Innovation Center in response to the pandemic, we expect our business, financial condition and results of operations would be materially adversely affected. In addition, our growth strategy to expand our operations internationally may be impeded. Although our foodservice channel net revenues showed recovery in the second quarter of 2021 from the severely depressed levels seen in the second quarter of the prior year, there is uncertainty related to the COVID-19 infection rates, as well as the reimplementation of safety measures in certain jurisdictions, and potential impact on customer demand levels. The uncertainty created by COVID-19 significantly increases the difficulty in forecasting operating results and strategic planning. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business, results of operations, financial condition or liquidity. However, the pandemic has had and may continue to have a material adverse impact on our business, results of operations, financial condition and cash flows and may adversely impact the trading price of our common stock. Future events and effects related to the COVID-19 pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts.
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We anticipate that we will need to continue to offer more trade and promotion discounts to both our retail and foodservice customers to drive increased consumer trial and in response to COVID-19, and in response to increased competition. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. At the end of each accounting period, we recognize a liability for estimated sales discounts that have been incurred but not paid which totaled $4.1 million and $3.6 million as of July 3, 2021 and December 31, 2020, respectively. In the absence of offsetting measures, we anticipate that these promotional activities will impact our net revenues as well as negatively impact our gross margins and profitability and that changes in such activities will impact period-over-period results.
In addition, because we do not have any purchase commitments from our distributors or customers, the amount of net revenues we recognize will vary from period to period depending on the volume and the channels through which our products are sold, causing variability in our results. Similarly, the timing of retail shelf resets are not within our control, and to the extent that retail customers change the timing of such events, variability of our results may also increase.
We expect to face increasing competition across all channels, especially as additional plant-based protein product brands continue to enter the marketplace.
Gross Profit
Gross profit consists of our net revenues less cost of goods sold. Our cost of goods sold primarily consists of the cost of raw materials and ingredients for our products, direct and indirect labor and certain supply costs, co-manufacturing fees, in-bound and internal shipping and handling costs incurred in manufacturing our products, warehouse storage fees, plant and equipment overhead, depreciation and amortization expense, as well as the cost of packaging our products. In anticipation of future growth, we have had to very quickly scale production and expand our sources of supply for our core protein inputs such as pea protein.
We intend to continue to increase our production capabilities at our in-house manufacturing facilities in Columbia, Missouri, Devault, Pennsylvania, the Netherlands and China, while expanding our co-manufacturing capacity and exploring additional production facilities domestically and abroad. As a result of expansion initiatives, we expect our cost of goods sold in absolute dollars to increase to support our growth.
Subject to the ultimate duration, magnitude and effects of COVID-19, we continue to expect that gross profit improvements will be delivered primarily through improved volume leverage and throughput, greater internalization and geographic localization of our manufacturing footprint and expansion of our own internal production facilities domestically and abroad to produce our woven proteins, blends of flavor systems and binding systems, and finished goods, materials and packaging input cost reductions, tolling fee efficiencies, end-to-end production processes across a greater proportion of our manufacturing network, scale-driven efficiencies in procurement and fixed cost absorption, diversification of our core protein ingredients, product and process innovations and reformulations, cost-down initiatives through ingredient and process innovation and improved supply chain logistics and distribution costs. We are also working to improve gross margin through ingredient cost savings achieved through scale of purchasing and through negotiating lower tolling fees. We intend to pass some of these cost savings on to the consumer as we pursue our goal to achieve price parity with animal protein in at least one of our product categories by 2024.
Margin improvement may, however, continue to be negatively impacted by our focus on investing heavily in our business, establishing infrastructure in the U.S., EU and China, investing in personnel, partnerships and product pipeline, investing in our headquarters campus and expanding our Manhattan Beach Project Innovation Center, growing our customer base, volume deleveraging, aggressive pricing strategies and increased discounting, expanding into new geographies and markets, enhancing our production infrastructure, improving our innovation capabilities, enhancing our product offerings and increasing consumer engagement by applying increasing pressure on the three key levers of taste, health and cost that we believe are critical for mass adoption.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, share-based compensation, scale-up expenses, and depreciation and amortization expense on research and development assets. Our research and development efforts are focused on enhancements to our product formulations and production processes in addition to the development of new products. We expect to continue to invest substantial amounts in research and development, as research and development and innovation are core elements of our business strategy, and we believe they represent a critical competitive advantage for us. We believe that we need to continue to rapidly innovate in order to continue to capture a larger market share of consumers who typically eat animal-based meats. Over time and subject to the duration, magnitude and effects of the COVID-19 pandemic, we expect these expenses to increase in absolute dollars, but to decrease as a percentage of net revenues as we continue to scale production volume.

SG&A Expenses
SG&A expenses consist primarily of selling, marketing and administrative expenses, including personnel and related expenses, share-based compensation, outbound shipping and handling costs, non-manufacturing lease expense, depreciation and amortization expense on non-manufacturing assets and other non-production operating expenses. Marketing and selling expenses include share-based compensation awards to brand ambassadors, advertising costs, costs associated with consumer promotions, product samples and sales aids incurred to acquire new customers, retain existing customers and build our brand awareness. Administrative expenses include expenses related to management, accounting, legal, IT and other office functions.
We expect SG&A expenses in absolute dollars to increase as we increase our domestic and international expansion efforts, expand our marketing efforts, and incur greater outbound shipping and handling costs as our revenues increase.
As we continue to grow, including internationally, we expect to expand our sales and marketing force to address additional opportunities, which would substantially increase our selling and marketing expense. Our administrative expenses are expected to increase with increased personnel cost in accounting, finance, legal, IT and compliance-related functions.
Restructuring Expenses
In May 2017, management approved a plan to terminate an exclusive supply agreement with one of our co-manufacturers. See Note 3, Restructuring, and Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements, included elsewhere in this report.
Seasonality
Generally, we expect to experience greater demand for certain of our products during the summer grilling season. In 2021, U.S. retail channel net revenues during the second quarter were 21% higher than the first quarter. In 2020, the impact of COVID-19 masked this seasonal impact. As our business continues to grow, we expect to see additional seasonality effects, especially within our retail channel, with revenue contribution from this channel tending to be greater in the second and third quarters of the year. In an environment of uncertainty from the impact of COVID-19, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.
Results of Operations
The following table sets forth selected items in our condensed consolidated statements of operations for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net revenues	$149,426	$113,338	$257,590	$210,412
Cost of goods sold	102,074	79,687	177,530	139,070
Gross profit	47,352	33,651	80,060	71,342
Research and development expenses	13,823	6,016	29,748	12,210
Selling, general and administrative expenses	48,286	34,292	87,240	61,607
Restructuring expenses	3,844	1,509	6,318	3,882
Total operating expenses	65,953	41,817	123,306	77,699
Loss from operations	$(18,601)	$(8,166)	$(43,246)	$(6,357)

The following table presents selected items in our condensed consolidated statements of operations as a percentage of net revenues for the periods presented:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.3	70.3	68.9	66.1
Gross profit	31.7	29.7	31.1	33.9
Research and development expenses	9.3	5.3	11.5	5.8
Selling, general and administrative expenses	32.3	30.3	33.9	29.3
Restructuring expenses	2.6	1.3	2.5	1.8
Total operating expenses	44.2	36.9	47.9	36.9
Loss from operations	(12.5)%	(7.2)%	(16.8)%	(3.0)%

Three and Six Months Ended July 3, 2021 Compared to Three and Six Months Ended June 27, 2020
Net Revenues
Net revenues increased by $36.1 million, or 31.8%, in the three months ended July 3, 2021, as compared to the prior-year period primarily due to an increase in volume sold. Growth in net revenues was primarily due to increased foodservice channel sales reflecting ongoing recovery from the reduced demand levels brought on by the COVID-19 pandemic, increased average revenue per customer and contribution from new product introductions. Net revenues from retail channel sales increased primarily due to increased distribution outlets and higher international retail channel sales, partially offset by lower U.S. retail channel sales compared to the year-ago period, which benefited from consumer stockpiling behavior at the onset of the pandemic. Net revenues in the second quarter of 2021 also benefited from the quarter ending on July 3rd, which is later than the prior-year period, which ended on June 27th. The later ending of the second quarter resulted in more high sales volume days leading up to the July 4th holiday in the U.S. being captured in the second quarter of 2021, which may impact net revenues in the third quarter of 2021 negatively when compared to the prior-year period. In aggregate, net price per pound during the second quarter of 2021 remained approximately flat compared to the prior-year period.
The following table presents our net revenues by channel in the three months ended July 3, 2021 as compared to the prior-year period:

	Three Months Ended		Change
(in thousands)	July 3, 2021	June 27, 2020	Amount	%
U.S.:
Retail	$77,195	$90,040	$(12,845)	(14.3)%
Foodservice	23,961	6,486	17,475	269.4%
U.S. net revenues	101,156	96,526	4,630	4.8%
International:
Retail	28,544	9,572	18,972	198.2%
Foodservice	19,726	7,240	12,486	172.5%
International net revenues	48,270	16,812	31,458	187.1%
Net revenues	$149,426	$113,338	$36,088	31.8%

Net revenues from U.S. retail channel sales in the three months ended July 3, 2021 decreased $12.8 million, or 14.3%, primarily due to decreases in sales of the Beyond Burger, Beyond Beef, Beyond Sausage and Beyond Beef Crumble, as compared to the three months ended June 27, 2020, which benefited from consumer stockpiling behavior brought on by the onset of COVID-19. Decreased sales in the aforementioned products were partially offset by increases in sales of Beyond Meatball and Beyond Breakfast Sausage, which were introduced during the third and second quarter of 2020, respectively. Our products were available at approximately 34,000 U.S. retail outlets as of June 2021.
Net revenues from U.S. foodservice channel sales in the three months ended July 3, 2021 increased $17.5 million, or 269.4%, from the three months ended June 27, 2020, when the severe impact of COVID-19 on our foodservice customers was first recorded. Net revenues from U.S. foodservice channel sales increased due to increases in sales of all product categories, primarily the Beyond Burger. Our products were available at approximately 34,000 U.S. foodservice outlets as of June 2021.
Net revenues from international retail channel sales in the three months ended July 3, 2021 increased $19.0 million, or 198.2%, primarily due to the increase in sales of the Beyond Burger, Beyond Sausage and Beyond Beef. Our products were available at approximately 29,000 international retail outlets as of June 2021.
Net revenues from international foodservice channel sales in the three months ended July 3, 2021 increased $12.5 million, or 172.5%, recovering from a COVID-19-impacted prior period, primarily due to the increase in sales of the Beyond Burger. Our products were available at approximately 22,000 international foodservice outlets as of June 2021.
Net revenues increased by $47.2 million, or 22.4%, in the six months ended July 3, 2021, as compared to the prior-year period primarily due to an increase in volume sold. There were four additional shipping days in the six months ended July 3, 2021 compared to the six months ended June 27, 2020. Net revenues increased both in the retail channel and foodservice channel. Percentage change in foodservice channel net revenues was significantly higher reflecting ongoing recovery from the reduced demand levels of the prior-year period brought on by the COVID-19 pandemic, the higher number of shipping days, increased average revenue per customer and contribution from new product introductions, partially offset by lower net price per pound driven by our strategic investments in promotional activity intended to encourage greater consumer trial and adoption. Net revenues from retail channel sales increased primarily due to increased distribution outlets, higher international retail channel sales and additional number of shipping days compared to the year-ago period.
The following table presents our net revenues by channel in the six months ended July 3, 2021 as compared to the prior-year period:

	Six Months Ended		Change
(in thousands)	July 3, 2021	June 27, 2020	Amount	%
U.S.:
Retail	$141,021	$139,963	$1,058	0.8%
Foodservice	40,703	29,117	11,586	39.8%
U.S. net revenues	181,724	169,080	12,644	7.5%
International:
Retail	45,743	15,524	30,219	194.7%
Foodservice	30,123	25,808	4,315	16.7%
International net revenues	75,866	41,332	34,534	83.6%
Net revenues	$257,590	$210,412	$47,178	22.4%

Net revenues from U.S. retail channel sales in the six months ended July 3, 2021 increased $1.1 million, or 0.8%, as compared to the six months ended June 27, 2020, when the COVID-19-impacted panic buying was evident. The increase in U.S. retail channel net revenues was primarily due to increases in sales of Beyond Breakfast Sausage and Beyond Meatball, which were introduced during the third and second quarter of 2020, respectively, partially offset by the decrease in sales of the Beyond Burger, Beyond Beef and Beyond Beef Crumble.
Net revenues from U.S. foodservice channel sales in the six months ended July 3, 2021 increased $11.6 million, or 39.8%, from the six months ended June 27, 2020, when the severe impact of COVID-19 on our foodservice customers was first recorded, due to increases in sales of the Beyond Burger, Beyond Beef, Beyond Sausage and Beyond Breakfast Sausage.
Net revenues from international retail channel sales in the six months ended July 3, 2021 increased $30.2 million, or 194.7%, due to the increase in sales of all products, primarily the Beyond Burger, Beyond Sausage, Beyond Beef and Beyond Meatball.
Net revenues from international foodservice channel sales in the six months ended July 3, 2021 increased $4.3 million, or 16.7%, primarily due to increases in sales of the Beyond Burger and Beyond Beef Crumble, partially offset by a decrease in sales of Beyond Beef.
The following table presents consolidated volume of our products sold in pounds for the periods presented:

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	July 3, 2021	June 27, 2020	Amount	%	July 3, 2021	June 27, 2020	Amount	%
U.S.:
Retail	13,834	15,211	(1,377)	(9.1)%	24,962	23,657	1,305	5.5%
Foodservice	4,002	1,366	2,636	193.0%	6,884	5,432	1,452	26.7%
International:
Retail	4,775	1,882	2,893	153.7%	7,734	2,710	5,024	185.4%
Foodservice	3,666	1,458	2,208	151.4%	5,669	4,770	899	18.8%
Volume of products sold	26,277	19,917	6,360	31.9%	45,249	36,569	8,680	23.7%

Cost of Goods Sold

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	July 3, 2021	June 27, 2020	Amount	%	July 3, 2021	June 27, 2020	Amount	%
Cost of goods sold	$102,074	$79,687	$22,387	28.1%	$177,530	$139,070	$38,460	27.7%

Cost of goods sold increased by $22.4 million, or 28.1%, to $102.1 million, in the three months ended July 3, 2021 as compared to the prior-year period. Cost of goods sold as a percentage of net revenues in the three months ended July 3, 2021 decreased to 68.3% from 70.3% of net revenues in the prior-year period. Cost of goods sold in the three months ended June 27, 2020 included $5.9 million attributable to product repacking activities due to COVID-19 which were absent in the three months ended July 3, 2021. Excluding the product repacking activities attributable to COVID-19 in the prior-year period, cost of goods sold as a percentage of net revenues in the three months ended July 3, 2021 increased from 65.1% of net revenues in the prior-year period to 68.3% of net revenues in the three months ended July 3, 2021. The increase in cost of goods sold was primarily due to an increase in the volume of products sold, higher fixed overhead costs, increased transportation costs, and higher depreciation and amortization expense, partially offset by lower direct materials cost.
Cost of goods sold increased by $38.5 million, or 27.7%, to $177.5 million, in the six months ended July 3, 2021 as compared to the prior-year period. As a percentage of net revenues, cost of goods sold in the six months ended July 3, 2021 increased to 68.9% from 66.1% of net revenues in the prior-year period. The increase in cost of goods sold was primarily due to an increase in the volume of products sold and higher overhead costs, higher transportation costs and higher depreciation and amortization expense, partially offset by lower direct materials cost. Cost of goods sold in the six months ended June 27, 2020 included $5.9 million associated with product repacking activities due to COVID-19 which were absent in the six months ended July 3, 2021.
Gross Profit and Gross Margin

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	July 3, 2021	June 27, 2020	Amount	%	July 3, 2021	June 27, 2020	Amount	%
Gross profit	$47,352	$33,651	$13,701	40.7%	$80,060	$71,342	$8,718	12.2%
Gross margin	31.7%	29.7%	200 bps	N/A	31.1%	33.9%	(280) bps	N/A

Gross profit in the three months ended July 3, 2021 was $47.4 million as compared to gross profit of $33.7 million in the prior-year period, an increase of $13.7 million. Gross margin in the three months ended July 3, 2021 increased to 31.7% from 29.7% in the prior-year period. Gross profit and gross margin in the prior-year period included $5.9 million in costs associated with product repacking activities due to COVID-19, which were absent in the three months ended July 3, 2021. The increase in gross profit was primarily due to the increase in net revenues and the absence of costs attributable to product repacking activities. The increase in gross margin was primarily due to the absence of COVID-19-related expenses and lower direct materials costs, partially offset by higher fixed overhead costs, increased transportation costs, and higher depreciation and amortization expense primarily attributable to incremental fixed assets.
Gross profit in the six months ended July 3, 2021 was $80.1 million as compared to gross profit of $71.3 million in the prior-year period, an increase of $8.7 million. Gross margin in the six months ended July 3, 2021 declined to 31.1% from 33.9% in the prior-year period. Gross profit and gross margin in the prior-year period included $5.9 million in costs associated with product repacking activities due to COVID-19, which were absent in the six months ended July 3, 2021. The increase in gross profit was primarily due to higher net revenues and the absence of COVID-19-related expenses. The decrease in gross margin was primarily due to higher production overhead costs, higher transportation costs, and higher depreciation and amortization expense primarily attributable to incremental fixed assets, partially offset by the absence of lower direct materials cost and COVID-19-related expenses.
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

Research and Development Expenses

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	July 3, 2021	June 27, 2020	Amount	%	July 3, 2021	June 27, 2020	Amount	%
Research and development expenses	$13,823	$6,016	$7,807	129.8%	$29,748	$12,210	$17,538	143.6%

Research and development expenses increased $7.8 million, or 129.8%, in the three months ended July 3, 2021, as compared to the prior-year period. Research and development expenses increased to 9.3% of net revenues in the three months ended July 3, 2021 from 5.3% of net revenues in the prior-year period primarily due to a 67% increase in headcount, higher scale-up expenses and higher depreciation and amortization expense compared to the prior-year period.
Research and development expenses increased $17.5 million, or 143.6%, in the six months ended July 3, 2021, as compared to the prior-year period. Research and development expenses increased to 11.5% of net revenues in the six months ended July 3, 2021 from 5.8% of net revenues in the prior-year period primarily due to a 77% increase in headcount, higher scale-up expenses and higher depreciation and amortization expense compared to the prior-year period.
SG&A Expenses

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	July 3, 2021	June 27, 2020	Amount	%	July 3, 2021	June 27, 2020	Amount	%
Selling, general and administrative expenses	$48,286	$34,292	$13,994	40.8%	$87,240	$61,607	$25,633	41.6%

SG&A expenses increased $14.0 million, or 40.8%, in the three months ended July 3, 2021 to 32.3% of net revenues in the three months ended July 3, 2021, from 30.3% of net revenues in the prior-year period. The increase in SG&A expenses was primarily due to $7.4 million in higher salaries and related expenses resulting from higher headcount, $3.4 million in higher marketing programs-related expenses, $1.7 million in higher outbound freight costs, $0.8 million in higher share-based compensation expense, and $0.7 million in higher general insurance costs, partially offset by $1.5 million in lower product donations and $0.2 million in lower legal fees. The increase in share-based compensation expense in the three months ended July 3, 2021 was primarily due to the substantially higher staffing levels as compared to the prior-year period.
SG&A expenses increased $25.6 million, or 41.6%, in the six months ended July 3, 2021 to 33.9% of net revenues in the six months ended July 3, 2021, from 29.3% of net revenues in the prior-year period. The increase in SG&A expenses was primarily due to $15.9 million in higher salaries and related expenses resulting from higher headcount, $3.4 million in higher outbound freight costs, $3.2 million in higher marketing programs-related expenses, $2.6 million in higher share-based compensation expense, and $1.7 million in higher general insurance costs, partially offset by $2.7 million in lower product donations and $0.8 million in lower legal fees. The increase in share-based compensation expense in the six months ended July 3, 2021 was primarily due to substantially higher staffing levels as compared to the prior-year period.
Restructuring Expenses
As a result of the termination in May 2017 of an exclusive supply agreement with one of our co- manufacturers due to non-performance under the agreement, we recorded restructuring expenses of $3.8 million and $1.5 million in the three months ended July 3, 2021 and June 27, 2020, respectively, and $6.3 million and $3.9 million in the six months ended July 3, 2021 and June 27, 2020, respectively. The restructuring expenses were primarily related to legal and other expenses associated with the dispute. As of July 3, 2021 and December 31, 2020, there were $2.6 million and $0.8 million, respectively, in accrued and unpaid restructuring expenses. We continue to incur legal fees and other costs in connection with our ongoing efforts to resolve this dispute. See Note 3, Restructuring, and Note 10, Commitments and Contingencies to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Loss from Operations
Loss from operations in the three months ended July 3, 2021 was $18.6 million compared to $8.2 million in the prior-year period. The increase in loss from operations in the three months ended July 3, 2021 was primarily driven by growth in overall headcount levels primarily to support international growth and increased innovation capabilities, increased investments in marketing, increased production trial activities, higher restructuring expenses reflecting increased legal costs and higher freight costs included in our selling expenses compared to the prior-year period, partially offset by higher gross profit. In addition, loss from operations in the prior-year period included $7.5 million in expenses attributable to COVID-19 which were absent in the three months ended July 3, 2021.
Loss from operations in the six months ended July 3, 2021 was $43.2 million compared to $6.4 million in the prior-year period. The increase in loss from operations in the six months ended July 3, 2021 was primarily driven by growth in overall headcount levels primarily to support increased international growth and innovation capabilities, increased investments in marketing, increased production trial activities, higher share-based compensation expense and higher freight costs included in our selling expenses compared to the prior-year period, partially offset by higher gross profit. In addition, loss from operations in the prior-year period included $8.7 million in expenses attributable to COVID-19 which were absent in the six months ended July 3, 2021.
Total Other Expense, net
Total other expense, net in the three months ended July 3, 2021 of $0.8 million included approximately $1.0 million in interest expense from the amortization of convertible debt issuance costs, partially offset by $0.2 million in foreign currency transaction gains and $0.2 million in subsidies received from the Jiaxing Economic Development Zone Finance Bureau for our investment in BYND JX. Total other expense of $2.0 million in the prior-year period consisted of $1.5 million in loss on extinguishment of debt related to our refinanced bank credit facility and $0.6 million in interest expense on our debt balances.
Total other expense, net in the six months ended July 3, 2021 of $3.0 million consisted primarily of $1.3 million in interest expense from the amortization of convertible debt issuance costs, $1.0 million in loss on extinguishment of debt associated with the termination of our bank credit facility, $0.1 million in foreign currency transaction losses and $0.3 million in interest expense associated with our bank credit facility, partially offset by $0.2 million in subsidies received from the Jiaxing Economic Development Zone Finance Bureau for our investment in BYND JX. Total other expense of $2.0 million in the prior-year period primarily included $1.5 million in loss on extinguishment of debt associated with our refinanced credit arrangements and $1.3 million in interest expense on our debt balances, partially offset by $0.8 million in interest income.
Net Loss
Net loss was $19.7 million and $46.9 million in the three and six months ended July 3, 2021, respectively, compared to net loss of $10.2 million and $8.4 million in the prior-year periods. Net loss during the three and six months ended July 3, 2021 was primarily due to higher operating expenses discussed above compared to the prior-year periods.

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
“Adjusted EBITDA” is defined as net loss adjusted to exclude, when applicable, income tax expense, interest expense, depreciation and amortization expense, restructuring expenses, share-based compensation expense, expenses attributable to COVID-19, and Other, net, including interest income, loss on extinguishment of debt and foreign currency transaction gains and losses.
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
•Adjusted EBITDA does not reflect Other, net, including interest income, loss on extinguishment of debt and foreign currency transaction gains and losses, that may increase or decrease cash available to us; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net loss, as reported (unaudited):

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net loss, as reported	$(19,652)	$(10,205)	$(46,918)	$(8,390)
Income tax expense	2	16	50	15
Interest expense	1,022	569	1,651	1,274
Depreciation and amortization expense	4,881	3,272	9,207	5,855
Restructuring expenses(1)	3,844	1,509	6,318	3,882
Share-based compensation expense	7,863	7,586	15,239	13,535
Expenses attributable to COVID-19(2)	—	7,482	—	8,657
Other, net(3)	(180)	1,454	1,390	744
Adjusted EBITDA	$(2,220)	$11,683	$(13,063)	$25,572
Net loss as a % of net revenues	(13.2)%	(9.0)%	(18.2)%	(4.0)%
Adjusted EBITDA as a % of net revenues	(1.5)%	10.3%	(5.1)%	12.2%
____________

(1)	Primarily comprised of legal and other expenses associated with the dispute with a co-manufacturer with whom an exclusive supply agreement was terminated in May 2017.
(2)	Comprised of $5.9 million in repacking costs attributable to COVID-19 and $1.6 million in product donation costs related to our COVID-19 relief campaign in the three months ended June 27, 2020, and $5.9 million in repacking costs attributable to COVID-19 and $2.8 million in product donation costs related to our COVID-19 relief campaign in the six months ended June 27, 2020.
(3)	Includes $1.0 million in loss on extinguishment of debt associated with termination of the Company's credit facility in the six months ended July 3, 2021 and $1.5 million in loss on extinguishment of debt associated with the Company's refinanced credit arrangements in the three and six months ended June 27, 2020.

Liquidity and Capital Resources
Convertible Senior Notes
On March 5, 2021, we issued $1.0 billion aggregate principal amount of our 0% Convertible Senior Notes due 2027 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On March 12, 2021, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $150.0 million aggregate principal amount of the Company’s 0% Convertible Senior Notes due 2027 (the “Additional Notes” and, together with the Convertible Notes, the “Notes”), and such Additional Notes were issued on March 16, 2021. The initial conversion price of the Notes is $206.00 per share of common stock, which represents a premium of approximately 47.5% over the closing price of our common stock on March 2, 2021. The Notes will mature on March 15, 2027, unless earlier repurchased, redeemed or converted. The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of March 5, 2021, between the Company and U.S. Bank National Association, as trustee. We used $84.0 million of the net proceeds from the sale of the Notes to fund the cost of entering into capped call transactions. The net proceeds from the issuance of the Notes were approximately $1.0 billion, net of capped call transaction costs of $84.0 million and debt issuance costs totaling $23.6 million. See Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

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
As of July 3, 2021, we had $1,009.3 million in cash and cash equivalents. We believe that our cash and cash equivalents and cash flow from operating activities will be sufficient to fund our working capital and meet our anticipated capital requirements for the next 12 months. Additionally, we may also raise funds by issuing debt or equity securities. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including the impact of the COVID-19 pandemic; the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; our investment in and build out of our campus headquarters; the expenses associated with our marketing initiatives; our investment in manufacturing and facilities to expand our manufacturing and production capacity; the costs required to fund domestic and international growth; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us, including the costs associated with our current litigation with a former co-manufacturer, and the shareholder derivative lawsuits putatively brought on our behalf; the expenses needed to attract and retain skilled personnel; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
Cash Flows
In the six months ended July 3, 2021, approximately $96.2 million in aggregate expenditures to purchase inventory and property, plant and equipment and approximately $71.2 million in other cash outflows from operating, investing and financing activities were funded by net borrowings of $1,017.4 million, after repaying the entire balance of the revolving credit facility.
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated.

	Six Months Ended
(in thousands)	July 3, 2021	June 27, 2020
Cash (used in) provided by:
Operating activities	$(120,445)	$(44,335)
Investing activities	$(51,565)	$(28,328)
Financing activities	$1,022,074	$19,176
Net Cash Used in Operating Activities
In the six months ended July 3, 2021, we incurred a net loss of $46.9 million. The primary reason for net cash used in operating activities of $120.4 million was net cash outflows from changes in our operating assets and liabilities of $102.6 million. Net cash outflows from changes in operating assets and liabilities were primarily due to the increase in finished goods inventory, increase in accounts receivable balances and escrow payments related to the Campus Lease (see Note 10, Commitments and Contingencies, to the Notes to Unaudited

Condensed Consolidated Financial Statements included elsewhere in this report). The cash outflows were partially offset by the increase in accrued expenses and other current liabilities. Net loss in the six months ended July 3, 2021 included $29.1 million in non-cash expenses primarily comprised of share-based compensation expense and depreciation and amortization expense.
In the six months ended June 27, 2020, we recorded a net loss of $8.4 million. The primary reason for net cash used in operating activities of $44.3 million was $58.3 million in net cash outflows from changes in our operating assets and liabilities, primarily due to increase in inventory to meet growth in anticipated sales and to accommodate longer lead times for international shipments and prepayments to one of our pea protein suppliers, partially offset by the increase in accounts payable. Net loss in the six months ended June 27, 2020 included $22.4 million in non-cash expenses primarily comprised of share-based compensation expense and depreciation and amortization expense.
Depreciation and amortization expense was $9.2 million and $5.9 million in the six months ended July 3, 2021 and June 27, 2020, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our growth and investment in property, plant and equipment.
In the six months ended July 3, 2021, net cash used in investing activities was $51.6 million and consisted of cash outflows for purchases of property, plant and equipment, primarily driven by continued investments in production equipment and facilities related to our capacity expansion initiatives and international expansion.
In the six months ended June 27, 2020, net cash used in investing activities was $28.3 million and consisted of $26.0 million in cash outflows for purchases of property, plant and equipment, primarily driven by growth in capital production equipment purchases related to our capacity expansion initiatives, international expansion, including the acquisition of a manufacturing facility in Europe located in Enschede, the Netherlands, and $2.3 million in cash outflows related to property, plant and equipment purchased for sale to co-manufacturers which were sold by the end of the second quarter of 2020.
Net Cash Provided by Financing Activities
In the six months ended July 3, 2021, net cash provided by financing activities was $1,022.1 million primarily from the proceeds of the Notes of $1,066.1 million and $6.5 million in proceeds from stock option exercises, partially offset by repayment of revolving credit facility of $25.0 million, debt issuance costs of $23.6 million associated with the Notes, $1.8 million in payments of minimum withholding taxes on net share settlement of equity awards and payments under finance lease obligations.
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
Contractual Obligations and Commitments
There have been no significant changes during the six months ended July 3, 2021 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the 2020 10-K, other than the following:
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
Although we are involved in the design of the tenant improvements of the Premises, we do not have title or possession of the assets during construction. In addition, we do not have the ability to control the leased Premises until each phase of the tenant improvements is complete. As of July 3, 2021, the tenant improvements associated with Phase 1-A had not been completed, and the underlying asset had not been delivered to us. Accordingly, there was no lease commencement during the quarter ended July 3, 2021. Therefore, we have not recognized an asset or a liability for the Campus Lease in our condensed consolidated balance sheet as of July 3, 2021. We contributed $26.6 million in payments to a construction escrow account during the second quarter of 2021. These payments are recorded in “Prepaid lease costs, non-current” in our condensed consolidated balance sheet as of July 3, 2021, which will ultimately be recorded as a component of a right-of-use asset upon lease commencement. We anticipate further contributions as the Landlord continues to build out the Premises and anticipate that Phase-1A will be completed and the lease commencement date will occur during the fourth quarter of 2021 or the first quarter of 2022.
Concurrent with the our execution of the Campus Lease, as a security deposit, we delivered to Landlord a letter of credit in the amount of $12.5 million which amount will decrease to: (i) $6.3 million on the fifth (5th) anniversary of the Rent Commencement Date; (ii) $3.1 million on the eighth (8th) anniversary of the Rent Commencement Date; and (iii) $0 in the event we receive certain credit ratings; provided we are not then in default of our obligations under the Campus Lease. Upon termination of the revolving credit facility, the letter of credit continued in effect, unsecured.
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
During Phase 1, we have agreed to invest $10.0 million in the JXEDZ through an intercompany investment in BYND JX and BYND JX has agreed to lease a facility in the JXEDZ for a minimum of two years. In connection with such agreement, BYND JX entered into a factory leasing contract as of September 10, 2020 with an affiliate of the JX Committee, pursuant to which BYND JX has agreed to lease and renovate a facility in the JXEDZ and lease it for a minimum of two years. Renovations in the leased facility were substantially completed and trial production began in the first quarter of 2021. In the second quarter of 2021, several commercial trials of certain of our manufacturing processes were completed. Full-scale end-to-end production is expected by the end of 2021. In the second quarter of 2021, we received $0.2 million in subsidies for our investment in BYND JX from the Jiaxing Economic Development Zone Finance Bureau. In the event that we and BYND JX determine, in our sole discretion, to proceed with the Phase 2 development in the JXEDZ, BYND JX has agreed in the first stage of Phase 2 to increase its registered capital by $30.0 million and to acquire the land use right to a state-owned land plot in the JXEDZ to conduct development and construction of a new production facility. Following the first stage of Phase 2, we and BYND JX may determine, in our sole discretion, to permit BYND JX to obtain a second state-owned land plot in the JXEDZ in order to construct an additional facility thereon. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

Purchase of Real Property
Subsequent to the quarter ended July 3, 2021, on July 15, 2021, we purchased 12.9 acres of real property in Columbia, Missouri containing approximately 142,317 square feet of office/warehouse space, from where we had been conducting warehousing activities under a lease, for cash consideration of $10.4 million, subject to adjustment for customary prorations, transfer taxes, escrow holdbacks and other adjustments. Transaction costs were not material. We have not completed our evaluation of the accounting for this transaction.
Investment in The PLANeT Partnership
On January 25, 2021, we entered into The PLANeT Partnership, LLC (“TPP”), a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. We believe TPP will allow us to reach more consumers by entering new product categories and distribution channels, increasing accessibility to plant-based protein around the world. For the six months ended July 3, 2021, we recognized our share of the net losses in TPP in the amount of $0.6 million. No such amounts were recognized in the six months ended June 27, 2020.
Purchase Commitments
As of July 3, 2021, we had a commitment to purchase pea protein inventory totaling $124.1 million, approximately $44.9 million in the remainder of 2021 and $79.2 million in 2022. In addition, as of July 3, 2021, we had approximately $62.3 million in purchase order commitments for capital expenditures primarily to purchase machinery and equipment. Payments for these purchases will be due within twelve months from July 3, 2021. We intend to use cash from operations to fund these purchase commitments.
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
There have been no material changes in our critical accounting policies during the six months ended July 3, 2021, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2020 10-K other than as described in Note 2, Summary of Significant Accounting Policies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
On March 2, 2021, we terminated our secured revolving credit agreement, dated as of April 21, 2020 (the “Credit Agreement”), among us, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent, and in connection with such termination: (i) all borrowings outstanding under the Credit Agreement were repaid in full by us; and (ii) all liens and security interests under the Credit Agreement in favor of the lenders thereunder were released. In the three and six months ended July 3, 2021, we incurred $0 and $0.3 million, respectively, in interest expense related to our bank credit facilities. Upon termination of the revolving credit facility, unamortized debt issuance costs of $1.0 million associated with the revolving credit facility were written off as “Loss on extinguishment of debt,” which is included in “Other, net” in our condensed consolidated statement of operations for the six months ended July 3, 2021.
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
To the extent that we do not have any interest-bearing debt and no events triggering special interest and additional interest on the Notes have taken place as of July 3, 2021, we do not believe that a 1.0% change in the interest rate would have a material effect on our results of operations or financial condition.
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
During the three and six months ended July 3, 2021, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $1.3 million and $2.2 million, respectively, or a decrease of approximately $1.3 million and $2.2 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials. As of July 3, 2021, we had a multi-year sales agreement with Roquette for the supply of pea protein which expires in December 2022. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location's functional currency. Our foreign entities use their local currency as the functional currency. For these entities, we translate net assets into U.S. dollars at period end exchange rates, while revenue and expense accounts are translated at average exchange rates prevailing during the periods being reported. Resulting currency translation adjustments are included in “Accumulated other comprehensive income” and foreign currency transaction gains and losses are included in “Other, net.” Transaction gains and losses on long-term intra-entity transactions are recorded as a component of “Other comprehensive income (loss).” Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations.
Unrealized translation losses, net of tax, reported as cumulative translation adjustments through “Other comprehensive income (loss)” were $(0.7) million for the six months ended July 3, 2021. Foreign currency transaction income (losses) included in “Other, net” were $0.2 million and $(0.1) million, respectively, in the three and six months ended July 3, 2021. Foreign currency transaction gains included in “Other, net” were $0.1 million in each of the three and six months ended and June 27, 2020. Sensitivity to foreign currency exchange rates was not material as of July 3, 2021 and December 31, 2020.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended July 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The global spread and unprecedented impact of COVID-19 continues to create significant volatility, uncertainty and economic disruption. COVID-19 has led governments and other authorities around the world to implement significant measures intended to control the spread of the virus, including social distancing measures, business closures or restrictions on operations, quarantines and travel bans. While some of these restrictions were lifted or eased in many jurisdictions as the rates of COVID-19 infections have decreased or stabilized and various COVID-19 vaccines are being distributed, a resurgence of COVID-19 and the rising impact of various COVID-19 variants in some markets has slowed, halted or reversed the reopening process altogether.
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
Impact of COVID-19 on our foodservice channel
COVID-19 has impacted business operations and customer and consumer demand in our foodservice channel as restaurants and other foodservice locations have been required to temporarily close or restrict indoor dining to limit the spread of COVID-19. Although certain of these restrictions were lifted pursuant to multi-step reopening plans and exceptions to allow for carry-out and delivery have enabled certain of our customers to continue to generate business, we experienced a significant deterioration in sales to foodservice customers in

2020. For the year ended December 31, 2020, foodservice channel net revenues were $106.2 million compared to $153.1 million in the prior year. For the first half of 2021, foodservice channel net revenues were $70.8 million compared to $54.9 million in the prior-year period, a 29% increase. Although our foodservice channel net revenues showed recovery in the second quarter of 2021 from the severely depressed levels seen in the second quarter of the prior year, there is uncertainty related to the COVID-19 infection rates, as well as the reimplementation of safety measures in certain jurisdictions, and potential impact on customer demand levels. We expect to also continue to be impacted by decreased customer and consumer demand as a result of event cancellations and social distancing, government-imposed restrictions on public gatherings and businesses, shelter-in place orders and temporary restaurant and retail store closures and operating restrictions. Closures or scaled back operations have also resulted in delays in tests or launches of our products among our foodservice customers.
Impact of COVID-19 on our retail channel
While we initially experienced an increase in retail demand during the second quarter of 2020 as consumers shifted toward more at-home consumption, the level of retail demand meaningfully slowed during the third and fourth quarters of 2020. For example, for the three months ended June 27, 2020, we generated retail channel net revenues of $99.6 million, compared to $70.0 million in the three months ended September 26, 2020, and $75.1 million in the three months ended December 31, 2020. For the first half of 2021, retail channel net revenues were $186.8 million compared to $155.5 million in the prior-year period, a 20.1% increase. As the rates of infections of COVID-19 and its variants continue to increase in numerous regions of the world, the continuing impact of COVID-19 remains highly uncertain. It is, therefore, difficult to predict retail demand levels going forward, including as a result of foodservice establishments opening and potentially offsetting retail demand. Additionally, we could suffer product inventory losses or markdowns and lost revenue in the event of the loss or a shutdown of a major supplier, co-manufacturer or distributor, disruption of our distribution network, or decreased consumer confidence and spending. We also have been providing heavier discounting on some of our products in response to COVID-19. Although these actions are intended to build brand awareness and increase consumer trials of our products, they have and are likely to continue to have a negative impact on our gross profit and gross margin.
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
Impact of COVID-19 on our manufacturing operations and workforce
We have implemented and continue to practice a series of physical distancing and hygienic practices at our manufacturing and other facilities. If we are forced to make further modifications, scale back hours of production or close these facilities in response to the pandemic, we expect our business, results of operations, financial condition and cash flows would be materially adversely affected. Our office-based employee population is currently provided a flexible schedule of working in the office or from home depending on job responsibilities, which may exacerbate certain risks to our business, including cybersecurity attacks and risk of phishing due to an increase in connections to the Beyond Meat network from devices located outside of the corporate firewall. In the event that an employee tests positive for COVID-19, we may have to temporarily close one or more of our facilities for cleaning and/or quarantine one or more employees, which could negatively impact our financial results.

Impact of COVID-19 on our international expansion and access to capital
Part of our growth strategy includes increasing the number of international customers and expanding into additional geographies. For example, in the second quarter of 2021, our manufacturing facility in Europe located in Enschede, the Netherlands, completed commercial trial runs for dry blend production and began commercial trial runs for our extruded product which is expected to be completed by the end of the third quarter of 2021. Also in the second quarter of 2021, several commercial trials of certain of our manufacturing processes were completed in our new end-to-end manufacturing facility in the Jiaxing Economic & Technological Development Zone near Shanghai and full-scale end-to-end production is expected by the end of 2021. The timing and success of our ongoing international expansion efforts may be negatively impacted by COVID-19, which could impede our anticipated growth.
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
The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any additional resurgences), rising impact of COVID-19 variants, the wide distribution and public acceptance of the various COVID-19 vaccines and their efficacy against COVID-19 and its variants, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Furthermore, the uncertainty created by COVID-19 significantly increases the difficulty in forecasting operating results and strategic planning. As a result, it is not currently possible to ascertain the ultimate impact of COVID-19 on our business, results of operations, financial condition or liquidity. However, COVID-19 has had and may continue to have a material adverse impact on our business, results of operations, financial condition and cash flows and may adversely impact the trading price of our common stock. While the ultimate health and economic impact of COVID-19 continues to be highly uncertain, we acknowledge that our business operations and results of operations, including our net revenues, gross profit, gross margin, earnings and cash flows, could be adversely impacted through 2021 and likely into 2022. Future events and effects related to the COVID-19 pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts. The impact of COVID-19 may also heighten other risks discussed in this report.
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
We seek to comply with applicable regulations through a combination of employing internal experience and expert personnel to ensure quality-assurance compliance (i.e., assuring that our products are not adulterated or misbranded) and contracting with third-party laboratories that conduct analyses of products to ensure compliance with nutrition labeling requirements and to identify any potential contaminants before distribution. Failure by us or our co-manufacturers to comply with applicable laws and regulations or maintain permits, licenses or registrations relating to our or our co-manufacturers’ operations could subject us to civil remedies or penalties, including fines, injunctions, recalls or seizures, warning letters, restrictions or prohibitions on the marketing or manufacturing of products, or refusals to permit the import or export of products, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material effect on our operating results and business.
We are subject to international regulations that could adversely affect our business and results of operations.
We are subject to extensive regulations internationally where we manufacture, distribute and/or sell our products. Our products are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, composition and ingredients, storing, labeling, marketing, advertising and distribution of these products. For example, in early 2018, we received an inquiry from Canadian officials about the labeling and composition of products that we export to Canada. We responded promptly to that inquiry, identifying minor formulation changes that we made under Canadian regulations. If regulators determine that the labeling and/or composition of any of our products is not in compliance with foreign law or regulations, or if we or our co-manufacturers otherwise fail to comply with applicable laws and regulations in foreign jurisdictions where we operate and market products, we could be subject to civil remedies or penalties, such as fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of the products, or refusals to permit the import or export of products, as well as potential criminal sanctions. The consequences of a labeling violation in China can lead not only to fines from administrative authorities but also to multiple individual consumer lawsuits for nominal damages in the hundreds of dollars each, which can be costly to defend. In addition, enforcement of existing laws and regulations, changes in legal requirements and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. For example, China may introduce new Food Labeling Supervision Measures that could increase restrictions and require changes to our labels. In addition, with our expanding international operations, we could be adversely affected by violations of the FCPA, and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials or other third parties for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees, contractors or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, cash flows and financial condition.
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
The FDA and the USDA, state regulators or similar foreign regulatory authorities, such as Health Canada or the CFIA, or authorities of the UK, the EU or the EU member states, or China, including the State Administration for Market Regulation, could take action to impact our ability to use the term “meat” or similar words (such as “beef”, “burger” or “sausage”) to describe or advertise our products. In addition, a food may be deemed misbranded if its labeling is false or misleading in any particular way, and the FDA, CFIA, EU member state authorities or other regulators could interpret the use of the term “meat” or any similar phrase(s) to describe our plant-based protein products as false or misleading or likely to create an erroneous impression regarding their composition.

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
In Europe, the Agriculture Committee of the European Parliament proposed in May 2019 to reserve the use of “meat” and meat-related terms and names for products that are manufactured from the edible parts of animals. In October 2020, the European Parliament rejected the adoption of this provision. In the absence of European Union legislation, Member States remain free to establish national restrictions on meat-related names. In June 2020, France adopted a prohibition on using names to indicate foodstuffs of animal origin to describe, market, or promote foodstuffs containing vegetable proteins. An implementing decree will likely be entered into force by January 2022, to define, for example, the sanctions in case of non-compliance. We do not believe that the new French bill complies with the laws of the European Union, in particular the principle of free movement of goods. We also note that this prohibition has not been appropriately notified to the European Commission, and that as a result the prohibition is in principle non-enforceable. We understand that the French government intends to rectify this non-notification in the near future so as to ensure its enforceability. Should EU member state regulatory authorities take action with respect to the use of the term “meat” or similar terms, such that we are unable to use those terms with respect to our plant-based products, we could be subject to enforcement action or recall of our products marketed with these terms, we may be required to modify our marketing strategy, or required to identify our products as “imitation” in our product labels, and our business, prospects, results of operations or financial condition could be adversely affected. Competitors may also try to bring legal action against us. In late September 2020, three meat trade associations announced that they had initiated a lawsuit against a French plant-based meat company for unfair competition and violating the prohibition on meaty names of June 2020. To the best of our knowledge, the lawsuit has not been filed yet. In October 2020, a French trade association representing the cattle industry sent a cease-and-desist letter to one of our contract manufacturers alleging that the use of “meat” and meat-related terms is misleading the French consumer. As of August 7, 2021, we continued to be actively engaged in negotiations to settle this dispute. Nonetheless, despite our best efforts, these disputes could result in litigation before the French courts, which could be costly and disruptive to our ability to market in these countries.
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

On June 11, 2021, former Beyond Meat employees Mark Nelson and Tony Miller, and current employee, Jessica Quetsch (collectively, the “individual defendants”), filed a motion for summary judgment on DLF’s fraud claim asserted against them. The individual defendants’ summary judgment hearing is currently scheduled for August 25, 2021. On June 11, 2021, we filed a motion for summary adjudication on DLF’s fraud and negligent misrepresentation claims, misappropriation of trade secret claim, and unfair competition claim under the California Business and Professions Code. The Company’s summary adjudication hearing is currently scheduled for August 27, 2021.
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
On April 1, 2020, the United States District Court for the Central District of California entered an order consolidating the Weiner action and the Brink action for all purposes and designated the consolidated case In re: Beyond Meat, Inc. Derivative Litigation (the “California Derivative Action”). On April 13, 2020, the Court entered an order appointing co-lead counsel for the California Derivative Action. On June 23, 2020, the Court entered an order approving a Joint Stipulation Regarding Stay of Actions. Under the terms of the stay approval order, all proceedings in the California Derivative Action are stayed until (1) the Tran securities class action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2) any motion to dismiss the Tran securities class action is denied in whole or in part. As noted in previous filings, the Tran securities class action was dismissed with prejudice on October 27, 2020, except for the class allegations of absent putative class members, which were dismissed without prejudice. On April 20, 2021, the parties filed a joint stipulation regarding briefing schedule, and the Court entered a schedule on April 21, 2021.
On May 24, 2021, the plaintiffs in the California Derivative Action filed a First Amended Complaint (“FAC”). The FAC names the same defendants named in the originally-filed consolidated complaint and adds four additional defendants, including ProPortion Foods, LLC (“ProPortion”) and CLW Foods, LLC (“CLW”). The FAC asserts claims under Section 14(a) of the Exchange Act, claims of breach of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement against the individual defendants, and aiding and abetting claims against CLW and ProPortion. All of these claims relate to our dealings with and ongoing litigation with Don Lee Farms, and related actions taken by us and the named individuals during the period of April 2016 to the present. On July 2, 2021, the Court entered a Joint Stipulation Regarding Extension of Briefing Schedule so that the parties may attempt to reach resolution of the lawsuit. A status report is due to the Court on October 1, 2021, and defendants’ responsive pleading to the FAC is due by October 15, 2021. Defendants believe the claims are without merit and intend to vigorously defend all claims asserted. We are unable to estimate potential losses, if any, related to this lawsuit.
On May 27, 2020, Kevin Chew, a purported shareholder of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court of the District of Delaware, putatively on behalf of Beyond Meat, against two of our executive officers, our President and CEO, Ethan Brown, and our former Chief Financial Officer and Treasurer, Mark Nelson, and each of our directors, including one former director, who signed our initial public offering registration statement. The lawsuit asserts claims under Sections 10(b) and 21D of the Exchange Act and claims of breaches of fiduciary duty, relating to our ongoing litigation with Don Lee Farms, related actions taken by Beyond Meat and the named individuals during the period of May 2, 2019 to May 27, 2020. On June 16, 2020, the Court entered an order staying all proceedings in the derivative action until (1) the Tran securities class action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2) any motion to dismiss the Tran securities class action is denied in whole or in part. On June 17, 2020, the Court entered an order administratively closing the derivative case based on the stay order. On July 29, 2021, the Court entered a Joint Stipulation to Continue the Stay of the Action, staying the case until the resolution of the California Derivative Action. Defendants believe the claims are without merit and intend to vigorously defend all claims asserted. We are unable to estimate potential losses, if any, related to this lawsuit.
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
10.1
First Amendment dated as of July 1, 2021 to Standard Industrial/Commercial Single-Tenant Lease, dated as of January 18, 2017, by and between Smoky Hollow Industries, LLC and Registrant with attachments thereto.
					X
10.2*	Offer Letter dated June 4, 2021 between the Company and Philip E. Hardin.	8-K	6/10/2021	10.1
10.3*	Consulting Agreement entered into on July 6, 2021 by and between the Company and Charles Muth.	8-K	7/8/2021	10.1
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 2021 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.				X

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

BEYOND MEAT, INC.

Date:	August 12, 2021	By:	/s/ Ethan Brown
Ethan Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2021	By:	/s/ Philip E. Hardin
Philip E. Hardin
Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)