Form 10-Q
period 2021-10-02
BEYOND MEAT, INC.
filed 2021-11-12
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                Yes  ☐   No  ☒
As of November 11, 2021, the registrant had 63,330,838 shares of common stock, $0.0001 par value per share, outstanding.

i

Note Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties concerning the business, products and financial results of Beyond Meat, Inc. (including its subsidiaries unless the context otherwise requires, “Beyond Meat,” “we,” “us,” “our” or the “Company”). We have based these forward-looking statements largely on our current opinions, expectations, beliefs, plans, objectives, assumptions and projections about future events and financial trends affecting the operating results and financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
•the effects of the COVID-19 pandemic on our business, financial condition and results of operations, including on our supply chain, the demand for our products, our product and channel mix, labor needs at the Company as well as in the supply chain and at customers, the timing and level of retail purchasing, our manufacturing facilities and operations, our inventory levels, our ability to expand and produce in new geographic markets or the timing of such expansion efforts, the pace and success of new product introductions, the timing of new foodservice launches, and on overall economic conditions and consumer confidence and spending levels;
•the impact of uncertainty in our domestic and international supply chain, including labor shortages and disruption and shipping delays and disruption;
•a resurgence of COVID-19 and the impact of variants of the virus that causes COVID-19, such as the Delta variant, which could slow, halt or reverse the reopening process, or result in the reinstatement of social distancing measures, business closures, restrictions on operations, quarantines and travel bans;
•the impact of uncertainty as a result of doing business in China;
•government or employer mandates requiring certain behaviors from employees due to COVID-19, including COVID-19 vaccine mandates, which could result in employee attrition at the Company, suppliers, and customers as well as difficulty securing future labor and supply needs;
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

•our ability to accurately forecast demand for our products and manage our inventory, including the impact of customer orders ahead of holidays and shelf reset activities, and supply chain and labor disruptions;
•our operational effectiveness and ability to fulfill orders in full and on time;
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
•the effects of natural or man-made catastrophic or severe weather events particularly involving our or any of our co-manufacturers’ manufacturing facilities or our suppliers’ facilities;
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
•seasonality, including increased levels of purchasing by customers ahead of holidays, customer shelf reset activity and the timing of product restocking by our retail customers;
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
•the impact of changes in tax laws;
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
This report also contains estimates and other statistical data obtained from independent parties and by us relating to market size and growth and other data about our industry and ultimate consumers. The number of retail and foodservice outlets are derived from data as of September 2021. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates and data.
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
“Beyond Meat,” “Beyond Burger,” “Beyond Beef,” “Beyond Sausage,” “Beyond Breakfast Sausage,” “Beyond Meatballs,” “Beyond Chicken,” the Caped Steer Logo, and “Eat What You Love,” are registered or pending trademarks of Beyond Meat, Inc. in the United States and, in some cases, in certain other countries. All other brand names or trademarks appearing in this report are the property of their respective holders. Solely for convenience, the trademarks and trade names contained herein are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

v

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	October 2, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$886,442	$159,127
Accounts receivable	48,849	35,975
Inventory	193,490	121,717
Prepaid expenses and other current assets	24,341	15,407
Total current assets	$1,153,122	$332,226
Property, plant, and equipment, net	197,290	115,299
Operating lease right-of-use assets	25,444	14,570
Prepaid lease costs, non-current	49,456	—
Other non-current assets, net	7,062	5,911
Total assets	$1,432,374	$468,006
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$45,387	$53,071
Wages payable	4,269	2,843
Accrued bonus	1,400	57
Current portion of operating lease liabilities	3,962	3,095
Short-term borrowings under revolving credit facility	—	25,000
Accrued expenses and other current liabilities	19,091	4,830
Short-term finance lease liabilities	183	71
Total current liabilities	$74,292	$88,967
Long-term liabilities:
Convertible senior notes, net	$1,128,690	$—
Operating lease liabilities, net of current portion	21,799	11,793
Finance lease obligations and other long-term liabilities	488	149
Total long-term liabilities	$1,150,977	$11,942
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	October 2, 2021	December 31, 2020
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	$—	$—
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 63,326,309 and 62,820,351 shares issued and outstanding at October 2, 2021 and December 31, 2020, respectively	6	6
Additional paid-in capital	503,690	560,210
Accumulated deficit	(296,601)	(194,867)
Accumulated other comprehensive income	10	1,748
Total stockholders’ equity	$207,105	$367,097
Total liabilities and stockholders’ equity	$1,432,374	$468,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net revenues	$106,432	$94,436	$364,022	$304,848
Cost of goods sold	83,456	68,908	260,986	207,978
Gross profit	22,976	25,528	103,036	96,870
Research and development expenses	14,862	8,278	44,610	20,488
Selling, general and administrative expenses	56,362	33,560	143,602	95,167
Restructuring expenses	5,750	2,146	12,068	6,028
Total operating expenses	76,974	43,984	200,280	121,683
Loss from operations	(53,998)	(18,456)	(97,244)	(24,813)
Other (expense) income, net
Interest expense	(1,005)	(689)	(2,656)	(1,963)
Other, net	759	(85)	(631)	(829)
Total other expense, net	(246)	(774)	(3,287)	(2,792)
Loss before taxes	(54,244)	(19,230)	(100,531)	(27,605)
Income tax (benefit) expense	(23)	55	27	70
Equity in losses of unconsolidated joint venture	595	—	1,176	—
Net loss	$(54,816)	$(19,285)	$(101,734)	$(27,675)
Net loss per share available to common stockholders—basic and diluted	$(0.87)	$(0.31)	$(1.61)	$(0.45)
Weighted average common shares outstanding—basic and diluted	63,280,122	62,487,152	63,111,703	62,114,399
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net loss	$(54,816)	$(19,285)	$(101,734)	$(27,675)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) income, net of tax	(1,040)	645	(1,738)	478
Comprehensive loss, net of tax	$(55,856)	$(18,640)	$(103,472)	$(27,197)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2019	61,576,494	$6	$526,199	$(142,115)	$—	$384,090
Net income	—	—	—	1,815	—	1,815
Issuance of common stock under equity incentive plans, net	280,883	—	1,002	—	—	1,002
Share-based compensation for equity classified awards	—	—	5,074	—	—	5,074
Balance at March 28, 2020	61,857,377	$6	$532,275	$(140,300)	$—	$391,981
Net loss	—	—	—	(10,205)	—	(10,205)
Issuance of common stock under equity incentive plans, net	568,263	—	1,590	—	—	1,590
Share-based compensation for equity classified awards	—	—	6,711	—	—	6,711
Foreign currency translation adjustment	—	—	—	—	(167)	(167)
Balance at June 27, 2020	62,425,640	$6	$540,576	$(150,505)	$(167)	$389,910
Net loss	—	—	—	(19,285)	—	(19,285)
Issuance of common stock under equity incentive plans, net	199,989	—	2,162	—	—	2,162
Share-based compensation for equity classified awards	—	—	5,968	—	—	5,968
Foreign currency translation adjustment	—	—	—	—	645	645
Balance at September 26, 2020	62,625,629	$6	$548,706	$(169,790)	$478	$379,400

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2020	62,820,351	$6	$560,210	$(194,867)	$1,748	$367,097
Net loss	—	—	—	(27,266)	—	(27,266)
Issuance of common stock under equity incentive plans, net	188,183	—	2,048	—	—	2,048
Purchase of capped calls related to convertible senior notes	—	—	(83,950)	—	—	(83,950)
Share-based compensation for equity classified awards	—	—	7,376	—	—	7,376
Foreign currency translation adjustment	—	—	—	—	(1,258)	(1,258)
Balance at April 3, 2021	63,008,534	$6	$485,684	$(222,133)	$490	$264,047
Net loss	—	—	—	(19,652)	—	(19,652)
Issuance of common stock under equity incentive plans, net	234,964	—	2,663	—	—	2,663
Share-based compensation for equity classified awards	—	—	7,863	—	—	7,863
Foreign currency translation adjustment	—	—	—	—	560	560
Balance at July 3, 2021	63,243,498	$6	$496,210	$(241,785)	$1,050	$255,481
Net loss	—	—	—	(54,816)	—	(54,816)
Issuance of common stock under equity incentive plans, net	82,811	—	94	—	—	94
Share-based compensation for equity classified awards	—	—	7,386	—	—	7,386
Foreign currency translation adjustment	—	—	—	—	(1,040)	(1,040)
Balance at October 2, 2021	63,326,309	$6	$503,690	$(296,601)	$10	$207,105
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Nine Months Ended
	October 2, 2021	September 26, 2020
Cash flows from operating activities:
Net loss	$(101,734)	$(27,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,910	9,276
Non-cash lease expense	2,351	1,573
Share-based compensation expense	21,624	20,377
Loss on sale of fixed assets	199	218
Amortization of debt issuance costs	2,338	195
Loss on extinguishment of debt	1,037	1,538
Equity in losses of unconsolidated joint venture	1,176	—
Net change in operating assets and liabilities:
Accounts receivable	(13,495)	10,365
Inventories	(73,557)	(50,263)
Prepaid expenses and other assets	(13,249)	(9,444)
Accounts payable	965	2,442
Accrued expenses and other current liabilities	18,176	245
Prepaid lease costs, non-current	(49,456)	—
Operating lease liabilities	(2,332)	(1,584)
Net cash used in operating activities	$(191,047)	$(42,737)
Cash flows from investing activities:
Purchases of property, plant and equipment	$(104,301)	$(38,048)
Purchases of property, plant and equipment held for sale	—	(2,288)
Proceeds from note receivable on assets previously held for sale	—	599
Payment of security deposits	(132)	(9)
Net cash used in investing activities	$(104,433)	$(39,746)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	$1,150,000	$—
Purchase of capped calls related to convertible senior notes	(83,950)	—
Proceeds from revolving credit facility	—	50,000
Debt issuance costs	(23,605)	(1,224)
Debt extinguishment costs	—	(1,200)
Repayment of revolving credit facility	(25,000)	—
Repayment of revolving credit line	—	(6,000)
Repayment of term loan	—	(20,000)
Repayment of equipment loan	—	(5,000)
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Nine Months Ended
	October 2, 2021	September 26, 2020
Principal payments under finance lease obligations	(130)	(52)
Proceeds from exercise of stock options	7,554	6,491
Payments of minimum withholding taxes on net share settlement of equity awards	(2,749)	(1,736)
Net cash provided by financing activities	$1,022,120	$21,279
Net increase (decrease) in cash and cash equivalents	$726,640	$(61,204)
Effect of exchange rate changes on cash	675	(169)
Cash and cash equivalents at the beginning of the period	159,127	275,988
Cash and cash equivalents at the end of the period	$886,442	$214,615
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$323	$2,114
Taxes	$24	$15
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$2,653	$2,545
Non-cash additions to financing leases	$580	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities	$14,269	$3,151
Reclassification of other current liability to additional paid-in capital in connection with the share-settled obligation	$2,535	$—
Note receivable from sale of assets held for sale	$—	$4,558
(concluded)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Introduction
The Company
Beyond Meat, Inc., a Delaware corporation (including its subsidiaries unless the context otherwise requires, the “Company”), is one of the fastest growing publicly traded food companies in the United States, offering a portfolio of revolutionary plant-based meats. The Company builds meat directly from plants, an innovation that enables consumers to experience the taste, texture and other sensory attributes of popular animal-based meat products while enjoying the nutritional and environmental benefits of eating the Company’s plant-based meat products. The Company’s brand commitment, “Eat What You Love,” represents a strong belief that there is a better way to feed our future and that the positive choices we all make, no matter how small, can have a great impact on our personal health and the health of our planet. By shifting from animal-based meat to plant-based meat, we can positively impact four growing global issues: human health, climate change, constraints on natural resources and animal welfare.
On January 14, 2020, the Company registered its subsidiary, Beyond Meat EU B.V., in the Netherlands. On April 28, 2020, the Company registered its subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd. (“BYND JX”), in the Zhejiang Province in China. On June 17, 2021, the Company incorporated its subsidiary, Beyond Meat Canada Inc. in Canada.
The Company’s primary production facilities are located in Columbia, Missouri, and Devault, Pennsylvania, and research and development and administrative offices are located in El Segundo, California. In addition to its own production facilities, the Company uses co-manufacturers in various locations in the United States, Canada and the Netherlands. In the second quarter of 2020, the Company acquired its first manufacturing facility in Europe located in Enschede, the Netherlands. This facility completed operational testing of dry blend production in late 2020. In the second quarter of 2021, this facility completed commercial trial runs for dry blend production and completed commercial trial runs for the Company’s extruded product in the third quarter of 2021. In addition, in June 2020 the Company announced the official opening of a new co-manufacturing facility to be used for Beyond Meat production built by the Company’s distributor in the Netherlands. In the third quarter of 2020, the Company and BYND JX entered into an investment agreement and related factory leasing contract to design and develop manufacturing facilities in the Jiaxing Economic & Technological Development Zone to manufacture plant-based meat products under the Beyond Meat brand in China. Renovations in the leased facility were substantially completed and trial production began in the first quarter of 2021.
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
As of October 2, 2021, approximately 91.5% of the Company’s assets were located in the United States.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The global spread and unprecedented impact of COVID-19 continues to create significant volatility, uncertainty and economic disruption. The Company’s operations and its financial results including net revenues, gross profit, gross margin and operating expenses were negatively impacted by COVID-19 in 2020 and the first three quarters of 2021. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), the impact of variants of the virus that causes COVID-19, the wide distribution and public acceptance of COVID-19 vaccines, labor needs at the Company as well as in the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

supply chain and at customers, compliance with government or employer COVID-19 vaccine mandates and the resulting impact on available labor, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business, results of operations, financial condition or liquidity. While the ultimate health and economic impact of COVID-19 continues to be highly uncertain, the Company acknowledges that its business operations and results of operations, including its net revenues, gross profit, gross margin, earnings and cash flows, will be adversely impacted through 2021 and likely into 2022. Future events and effects related to the COVID-19 pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Convertible Senior Notes
On March 5, 2021, the Company issued $1.0 billion aggregate principal amount of its 0% Convertible Senior Notes due 2027 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). On March 12, 2021, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $150.0 million aggregate principal amount of the Company’s 0% Convertible Senior Notes due 2027 (the “Additional Notes”, and together with the Convertible Notes, the “Notes”), and such Additional Notes were issued on March 16, 2021. See Note 7. The Company accounts for the Notes under Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (“ASU 2020-06”), which the Company early adopted in the first quarter of 2021 concurrent with the issuance of the Notes. The Company records the Notes in “Long-term liabilities” at face value net of issuance costs. If any of the conditions to the convertibility of the Notes is satisfied, or the Notes become due within one year, then the Company may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability.
Capped Call Transactions
Capped call transactions cover the aggregate number of shares of the Company’s common stock that will initially underlie the Notes, and generally reduce potential dilution to the Company’s common stock upon any conversion of Notes and/or offset any cash payments the Company may make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the capped call transactions. The Company determined that the freestanding capped call option contracts qualify as equity under the accounting guidance on indexation and equity classification, and recognized the contract by recording an entry to “Additional paid-in capital” (“APIC”) in stockholders’ equity in its condensed consolidated balance sheet. The Company also determined that the capped call option contracts meet the definition of a derivative under Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging” (“ASC 815”), but are not required to be accounted for as a derivative as they meet the scope exception outlined in ASC 815. Instead the capped call options are recorded in APIC and not remeasured.
Issuance Costs
Issuance costs related to the Notes offering were capitalized and offset against proceeds from the Notes. Issuance costs consist of legal and other costs related to the issuance of the Notes and are amortized to interest expense over the term of the Notes. Total issuance costs capitalized in the nine months ended October 2, 2021 were approximately $23.6 million, of which none remained unpaid as of October 2, 2021. There were no issuance costs related to the Notes in the nine months ended September 26, 2020.
Foreign Currency
Foreign currency translation (loss) income, net of tax, reported as cumulative translation adjustment through “Other comprehensive (loss) income” was $(1.0) million and $0.6 million, respectively, in the three months ended October 2, 2021 and September 26, 2020.
Foreign currency translation (loss) income, net of tax, reported as cumulative translation adjustments through “Other comprehensive (loss) income” was $(1.7) million and $0.5 million, respectively, in the nine months ended October 2, 2021 and September 26, 2020.
Realized and unrealized foreign currency transaction losses included in “Other, net” were $(0.2) million and $(0.4) million in the three and nine months ended October 2, 2021, respectively. Realized and unrealized foreign currency transaction (losses) gains included in “Other, net” were $(15,000) and $0.1 million, respectively, in the three and nine months ended September 26, 2020.

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
The Company had no financial instruments measured at fair value on a recurring basis as of October 2, 2021 and December 31, 2020, other than the liability classified share-settled obligation to one of the Company’s executive officers (see Note 9) which represented a Level 1 financial instrument. The executive officer separated from the Company effective August 27, 2021. As a result, the fourth quarterly tranche of the liability classified share-settled obligation was not earned and cancelled. As of October 2, 2021, no liability remained for this liability classified share-settled obligation.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 for the three and nine months ended October 2, 2021.
Revenue Recognition
The Company’s revenues are generated through sales of its products to distributors or customers. Revenue is recognized at the point in which the performance obligation under the terms of a contract with the customer have been satisfied and control has transferred. The Company’s performance obligation is typically defined as the accepted purchase order, the direct-to-consumer order, or the contract, with the customer which requires the Company to deliver the requested products at agreed upon prices at the time and location of the customer’s choice. The Company generally does not offer warranties or a right to return on the products it sells except in the instance of a product recall or other limited circumstances.
Revenue is measured as the amount of consideration the Company expects to receive in exchange for fulfilling the performance obligation. Sales and other taxes the Company collects concurrent with the sale of products are excluded from revenue. The Company's normal payment terms vary by the type and location of its customers and the products offered. The time between invoicing and when payment is due is not significant. None of the Company's customer contracts as of October 2, 2021 contains a significant financing component.
The Company routinely offers sales discounts and promotions through various programs to its customers and consumers. These programs include rebates, temporary on shelf price reductions, buy-one-get-one-free programs, off invoice discounts, retailer advertisements, product coupons and other trade activities. Provision for discounts and incentives are recorded in the same period in which the related revenues are recognized. At the end of each accounting period, the Company recognizes a liability for estimated sales discounts that have been incurred but not paid which totaled $3.1 million and

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

$3.6 million as of October 2, 2021 and December 31, 2020, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.
The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. The incremental cost to obtain contracts was not material.
Presentation of Net Revenues by Channel
The Company presents net revenues by geography and distribution channel as follows:

Distribution Channel	Description
U.S. Retail	Net revenues from retail sales to the U.S. market(1)
U.S. Foodservice	Net revenues from restaurant and foodservice sales to the U.S. market
International Retail	Net revenues from retail sales to international markets, including Canada
International Foodservice	Net revenues from restaurant and foodservice sales to international markets, including Canada
____________
(1) Includes net revenues from direct-to-consumer sales.
The following table presents the Company’s net revenues by channel:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net revenues:
U.S.:
Retail	$52,361	$62,057	$193,382	$202,019
Foodservice	15,139	16,325	55,842	45,442
U.S. net revenues	67,500	78,382	249,224	247,461
International:
Retail	21,391	7,975	67,134	23,499
Foodservice	17,541	8,079	47,664	33,888
International net revenues	38,932	16,054	114,798	57,387
Net revenues	$106,432	$94,436	$364,022	$304,848

Two distributors accounted for approximately 13% and 11%, respectively, of the Company’s gross revenues in the three months ended October 2, 2021 and one distributor accounted for approximately 11% of the Company’s gross revenues in the three months ended September 26, 2020. Two distributors accounted for approximately 12% and 11%, respectively, of the Company’s gross revenues in the nine months ended October 2, 2021 and one distributor accounted for approximately 13% of the Company’s gross revenues in the nine months ended September 26, 2020. No other distributor or customer accounted for more than 10% of the Company’s gross revenues in the three and nine months ended October 2, 2021 and September 26, 2020.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Investment in Joint Venture
The Company uses the equity method of accounting to record transactions associated with its joint venture when the Company shares in joint control of the investee. Investment in joint venture is not consolidated but is recorded in “Other non-current assets, net” in the Company’s condensed consolidated balance sheet. The Company recognizes its portion of the investee’s results in “Equity in losses of unconsolidated joint venture” in its condensed consolidated statement of operations. Activity related to the joint venture during the three and nine months ended October 2, 2021 was not material.
Shipping and Handling Costs
Outbound shipping and handling costs included in selling, general and administrative (“SG&A”) expenses in the three months ended October 2, 2021 and September 26, 2020 were $5.9 million and $3.3 million, respectively. Outbound shipping and handling costs included in SG&A expenses in the nine months ended October 2, 2021 and September 26, 2020 were $14.0 million and $8.1 million, respectively.
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
Note 3. Restructuring
In May 2017, management approved a plan to terminate the Company’s exclusive supply agreement (the “Agreement”) with one of its co-manufacturers, due to non-performance under the Agreement and on May 23, 2017, the Company notified the co-manufacturer of its decision to terminate the Agreement. In the three months ended October 2, 2021 and September 26, 2020, the Company recorded $5.8 million and $2.1 million, respectively, in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. In the nine months ended October 2, 2021 and September 26, 2020, the Company recorded $12.1 million and $6.0 million, respectively, in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. See Note 10. As of October 2, 2021 and December 31, 2020, the Company had $3.7 million and $0.8 million, respectively, in accrued and unpaid restructuring expenses.
Note 4. Leases
Leases are classified as either finance leases or operating leases based on criteria in ASC 842. The Company has operating leases for its corporate offices, including its Manhattan Beach Project Innovation Center where the Company’s research and development facility is located, its manufacturing facilities, warehouses and vehicles, and finance leases for certain of the Company’s equipment. Such leases generally have original lease terms between two and 12 years, and often include one or more options to renew. Some leases also include early termination options, which can be exercised under specific conditions. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company does not have residual value guarantees or material restrictive covenants associated with its leases.
In the third quarter of 2021, the Company completed the purchase of a property in Missouri, consisting of land, building, and associated tenant improvements, which it was leasing as an operating lease, for cash consideration of $10.4 million including transaction costs. The Company de-recognized the right of use asset and liability and recognized the difference between the purchase price and the carrying amount of the lease liability immediately before the purchase as an adjustment to the carrying value of the asset. The purchase price was allocated to the assets acquired based upon their relative values, which are included in “Property, plant and equipment, net” and “Other non-current assets,” on the Company’s condensed consolidated balance sheets.
In the third quarter of 2021, the Company also assumed an operating lease for a building comprising approximately 64,000 square feet in California to house its commercialization center. The lease expires in August 2033 and includes an option to extend the term for an additional 60 months.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

		Three Months Ended
(in thousands)	Statement of Operations Location	October 2, 2021	September 26, 2020
Operating lease cost:
Lease cost	Cost of goods sold	$535	$341
Lease cost	Research and development expenses	155	187
Lease cost	Selling, general and administrative expenses	141	136
Variable lease cost (1)	Cost of goods sold	1	—
Operating lease cost		$832	$664
Short-term lease cost	Selling, general and administrative expenses	$72	$95
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$47	$19
Interest on lease liabilities	Interest expense	5	3
Finance lease cost		$52	$22
Total lease cost		$956	$781
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

		Nine Months Ended
(in thousands)	Statement of Operations Location	October 2, 2021	September 26, 2020
Operating lease cost:
Lease cost	Cost of goods sold	$1,630	$993
Lease cost	Research and development expenses	494	470
Lease cost	Selling, general and administrative expenses	486	409
Variable lease cost (1)	Cost of goods sold	30	7
Operating lease cost		$2,640	$1,879
Short-term lease cost	Selling, general and administrative expenses	$185	$270
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$131	$57
Interest on lease liabilities	Interest expense	15	10
Finance lease cost		$146	$67
Total lease cost		$2,971	$2,216
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

Supplemental balance sheet information as of October 2, 2021 and December 31, 2020 related to leases are as follows:

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands)	Balance Sheet Location	October 2, 2021	December 31, 2020
Assets
Operating leases	Operating lease right-of-use assets	$25,444	$14,570
Finance leases, net	Property, plant and equipment, net	661	212
Prepaid lease costs, non-current(1)	Prepaid lease costs, non-current	49,456	—
Total lease assets		$75,561	$14,782

Liabilities
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$3,962	$3,095
Finance lease liabilities	Short-term finance lease liabilities	183	71
Long-term:
Operating lease liabilities	Operating lease liabilities, net of current portion	21,799	11,793
Finance lease liabilities	Finance lease obligations and other long-term liabilities	488	149
Total lease liabilities		$26,432	$15,108
_______________
(1) Payments to a construction escrow account for the Campus Lease that has not commenced as of October 2, 2021. See Note 10.

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year, as of October 2, 2021:

	October 2, 2021
(in thousands)	Operating Leases	Finance Leases
Remainder of 2021	$1,274	$50
2022	4,928	194
2023	4,660	181
2024	3,211	146
2025	2,765	115
2026	2,619	10
Thereafter	12,359	—
Total undiscounted future minimum lease payments	31,816	696
Less imputed interest	(6,055)	(25)
Total discounted future minimum lease payments	$25,761	$671
Weighted average remaining lease terms and weighted average discount rates were:

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	October 2, 2021
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	8.8	3.8
Weighted average discount rate	4.4%	2.3%

Note 5. Inventories
Major classes of inventory were as follows:

(in thousands)	October 2, 2021	December 31, 2020
Raw materials and packaging	$104,415	$83,702
Work in process	41,655	12,887
Finished goods	47,420	25,128
Total	$193,490	$121,717

Note 6. Property, Plant and Equipment
Property, plant, and equipment are stated at cost and finance lease assets are included. A summary of property, plant, and equipment as of October 2, 2021 and December 31, 2020, is as follows:

(in thousands)	October 2, 2021	December 31, 2020
Manufacturing equipment	$100,099	$62,521
Research and development equipment	16,656	12,342
Leasehold improvements	18,283	9,277
Building	21,782	12,569
Finance leases	867	212
Software	1,198	402
Furniture and fixtures	857	614
Vehicles	584	377
Land	5,459	3,995
Assets not yet placed in service	78,483	46,148
Total property, plant and equipment	$244,268	$148,457
Accumulated depreciation and amortization	(46,978)	(33,158)
Property, plant and equipment, net	$197,290	$115,299

Depreciation and amortization expense for the three months ended October 2, 2021 and September 26, 2020 was $5.7 million and $3.4 million, respectively. Of the total depreciation and amortization expense in the three months ended October 2, 2021 and September 26, 2020, $4.7 million and $2.6 million, respectively, were recorded in cost of goods sold; $0.9 million and $0.7 million, respectively, were recorded in research and development expenses; and $0.1 million and $30,000, respectively, were recorded in SG&A expenses in the Company’s condensed consolidated statements of operations.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Depreciation and amortization expense for the nine months ended October 2, 2021 and September 26, 2020 was $14.9 million and $9.3 million, respectively. Of the total depreciation and amortization expense in the nine months ended October 2, 2021 and September 26, 2020, $12.1 million and $7.1 million, respectively, were recorded in cost of goods sold; $2.7 million and $2.1 million, respectively, were recorded in research and development expenses; and $0.1 million and $0.1 million, respectively, were recorded in SG&A expenses in the Company’s condensed consolidated statements of operations.
The Company had no property, plant and equipment that meet the criteria for assets held for sale as of October 2, 2021 and December 31, 2020. Amounts previously classified as assets held for sale were sold for amounts that approximated book value for which a note receivable of $5.0 million, net of payments received, was recorded, of which $4.5 million remains unpaid and is included in “Other non-current assets, net” in the Company’s condensed consolidated balance sheet at October 2, 2021. At December 31, 2020, the Company had a note receivable of $4.6 million from the sale of assets held for sale, of which $2.4 million was included in “Prepaid expenses and other current assets” and $2.2 million was included in “Other non-current assets, net” in the Company’s condensed consolidated balance sheet.

Note 7. Debt
The following is a summary of debt balances as of October 2, 2021 and December 31, 2020:

(in thousands)	October 2, 2021	December 31, 2020
Convertible senior notes	$1,150,000	$—
Revolving credit facility	—	25,000
Debt issuance costs	(21,310)	—
Total debt outstanding	$1,128,690	$25,000
Less: current portion of long-term debt	—	25,000
Long-term debt	$1,128,690	$—
Convertible Senior Notes
On March 5, 2021, the Company issued $1.0 billion aggregate principal amount of its 0% Convertible Senior Notes due 2027 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. On March 12, 2021, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $150.0 million aggregate principal amount of the Company’s 0% Convertible Senior Notes due 2027 (the “Additional Notes”, and together with the Convertible Notes, the “Notes”), and such Additional Notes were issued on March 16, 2021. The initial conversion price of the Notes is $206.00 per share of common stock, which represents a premium of approximately 47.5% over the closing price of the Company’s common stock on March 2, 2021. The Notes will mature on March 15, 2027, unless earlier repurchased, redeemed or converted. The Notes were issued pursuant to, and are governed by, an indenture, dated as of March 5, 2021 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee (the Trustee”). The Company used $84.0 million of the net proceeds from the sale of the Notes to fund the cost of entering into capped call transactions, described below. The proceeds from the issuance of the Notes were approximately $1.0 billion, net of capped call transaction costs of $84.0 million and debt issuance costs totaling $23.6 million.
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
The holder can convert its Notes during any calendar quarter, commencing after the calendar quarter ending on June 30, 2021, provided the last reported sale price of the common stock for at least 20 trading days is greater than or equal to 130% of the conversion price, during the 30 consecutive trading days ending on the last trading day of a calendar quarter.
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
The total amount of debt issuance costs of $23.6 million was recorded as a reduction to “Convertible senior notes, net” in the condensed consolidated balance sheet and are being amortized as interest expense over the term of the Notes using the effective interest method. During the three and nine months ended October 2, 2021, the Company recognized $1.0 million and $2.3 million, respectively, in interest expense related to the amortization of the debt issuance costs related to the Notes. There was no such expense in the three and nine months ended September 26, 2020.
The following is a summary of the Company’s Notes as of October 2, 2021:

(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
0% Convertible senior notes due on March 15, 2027	$1,150,000	$21,310	$1,128,690	$997,395	Level 2

The Notes are carried at face value less the unamortized debt issuance costs on the Company’s condensed consolidated balance sheets. As of October 2, 2021, the estimated fair value of the Notes was approximately $1.0 billion. The Notes are quoted on the Intercontinental Exchange and are classified as

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Level 2 financial instruments. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on October 1, 2021, the last business day of the period.
As of October 2, 2021, the remaining life of the Notes is approximately 5.5 years.
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
The Company recorded debt issuance costs on the revolving credit facility in “Prepaid and other non-current assets, net” in the accompanying condensed consolidated balance sheet. Debt issuance costs associated with the revolving credit facility were amortized as interest expense over the term of the loan. In the three and nine months ended October 2, 2021, debt issuance costs of $0 and $41,000, respectively, related to the Company’s prior revolving credit facility were amortized to interest expense. In the three and nine months ended September 26, 2020, debt issuance costs of $0.1 million and $0.2 million, respectively, related to the Company’s prior revolving credit facility and equipment loan were amortized to interest expense.
In the three months ended October 2, 2021 and September 26, 2020, the Company incurred $0 and $0.7 million, respectively, in interest expense related to its bank credit facilities. In the nine months ended October 2, 2021 and September 26, 2020, the Company incurred $0.3 million and $1.6 million, respectively, in interest expense related to its bank credit facilities. In the three and nine months ended September 26, 2020, the Company incurred $0 and $0.2 million, respectively, in interest expense related to its equipment loan facility, which was terminated on April 21, 2020.
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
Note 8. Stockholders’ Equity
As of October 2, 2021, the Company’s shares consisted of 500,000,000 authorized shares of common stock, par value $0.0001 per share, of which 63,326,309 shares of common stock were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
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
The following table summarizes the shares available for grant under the 2018 Plan:

Shares Available for Grant
Balance - December 31, 2020	5,021,270
Authorized	2,144,521
Granted	(346,051)
Shares withheld to cover taxes	21,120
Forfeited	266,801
Balance - October 2, 2021	7,107,661
As of October 2, 2021 and December 31, 2020, there were 3,783,183 and 4,218,278 shares, respectively, issuable under stock options outstanding; 263,113 and 275,989 shares, respectively, issuable under unvested RSUs outstanding; 7,652,970 and 7,127,079 shares, respectively, issued for stock option exercises, RSU settlement, and restricted stock grants; and 7,107,661 and 5,021,270 shares, respectively, available for grant under the 2018 Plan.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Stock Options
Following are the assumptions used in the Black-Scholes valuation model for options granted during the periods shown below:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Risk-free interest rate	1.1%	0.6%	1.2%	0.8%
Average expected term (years)	7.0	7.0	7.0	7.0
Expected volatility	55.9%	55.0%	55.9%	55.0%
Dividend yield	—	—	—	—

Option grants to new employees in the nine months ended October 2, 2021 and September 26, 2020 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest monthly over the remaining 3-year period, subject to continued employment through the vesting date. Option grants to continuing employees in the nine months ended October 2, 2021 and September 26, 2020 generally vest monthly over a 48-month period, subject to continued employment through the vesting date. An option grant to one executive officer in the nine months ended October 2, 2021 vested over three months from the vesting commencement date.
The following table summarizes the Company’s stock option activity during the nine months ended October 2, 2021:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2020	4,218,278	$21.20	6.6	$443,595
Granted	170,594	$134.48	—	$—
Exercised	(428,902)	$17.70	—	$48,079
Cancelled/Forfeited	(176,787)	$74.09	—	$—
Outstanding at October 2, 2021	3,783,183	$24.23	5.8	$319,188
Vested and exercisable at October 2, 2021	2,859,888	$13.39	5.2	$267,683
Vested and expected to vest at October 2, 2021	3,598,549	$20.85	5.7	$313,536
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
During the three months ended October 2, 2021 and September 26, 2020, the Company recorded $3.4 million and $3.1 million, respectively, of share-based compensation expense related to options. During the nine months ended October 2, 2021 and September 26, 2020, the Company recorded $10.5 million and $9.7 million, respectively, of share-based compensation expense related to options. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of October 2, 2021, there was $15.6 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over a weighted average period of 1.6 years.
Restricted Stock Units
RSU grants to new employees in the nine months ended October 2, 2021 and September 26, 2020 vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining 3 years of the award, subject to continued employment through the vesting date. RSU grants in the nine months ended October 2, 2021 include fully vested RSUs granted to an executive officer issued in settlement of the obligation discussed below under Share-Settled Obligation. An RSU grant to one executive officer in the nine months ended October 2, 2021 vested 100% over three months from the vesting commencement date. RSU grants to continuing employees in the nine months ended October 2, 2021 and September 26, 2020 generally vest quarterly over 16 quarters, subject to continued employment through the vesting date. An RSU grant to one executive officer in the nine months ended October 2, 2021 vests quarterly over four quarters, subject to continued employment through the vesting date. Annual RSU grants to directors on the Company’s Board of Directors (the “Board”) vest monthly over a one year period and RSU grants to new directors on the Board vest monthly over a three year period. RSU grants to nonemployee brand ambassadors in the nine months ended October 2, 2021 vest quarterly over four quarters from the vesting commencement date, subject to continued service through the vesting date. RSU grants to consultants in the nine months ended September 26, 2020 vest quarterly over eight quarters from the vesting commencement date, subject to continued service through the vesting date.
The following table summarizes the Company’s RSU activity during the nine months ended October 2, 2021:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2020	275,989	$114.99
Granted	175,457	$127.03
Vested(1)	(98,319)	$122.62
Cancelled/Forfeited	(90,014)	$—
Unvested at October 2, 2021	263,113	$124.94
________
(1) Includes 21,120 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2018 Plan.

During the three months ended October 2, 2021 and September 26, 2020, the Company recorded $3.1 million and $2.5 million, respectively, of share-based compensation expense related to RSUs. During the nine months ended October 2, 2021 and September 26, 2020, the Company recorded $9.3 million and $6.9 million, respectively, of share-based compensation expense related to RSUs. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of October 2, 2021, there was $18.1 million in unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted average period of 1.6 years.
Share-Settled Obligation
Share-based compensation expense in the three months ended October 2, 2021 and September 26, 2020 includes $0 and $0.9 million, respectively, for a liability classified, share-settled obligation to an executive officer related to a sign-on award pursuant to the terms of the executive officer’s offer letter. Share-based compensation expense in the nine months ended October 2, 2021 and September 26, 2020

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

includes $1.6 million and $2.6 million, respectively, for a liability classified, share-settled obligation to an executive officer related to a sign-on award pursuant to the terms of the executive officer’s offer letter. The share-based compensation expense related to this share-settled obligation is included in SG&A expenses in the Company’s condensed consolidated statements of operations.
The Company was obligated to deliver a variable number of shares based on a fixed monetary amount on the first annual anniversary of the executive officer’s commencement date and on each quarterly anniversary thereafter through the second annual anniversary. The liability classified award is considered unearned until the requirements for issuance of the shares are met and is included in “Accrued expenses and other current liabilities” on the Company’s condensed consolidated balance sheets as of October 2, 2021 and December 31, 2020 in the amount of $0 and $1.0 million, respectively.
In the first nine months of 2021, two quarterly tranches related to this obligation were earned, and the Company delivered to the executive officer 20,872 fully vested RSUs with a settlement date fair value of $2.5 million. The executive officer separated from the Company effective August 27, 2021. As a result, the fourth quarterly tranche was unearned and cancelled. As of October 2, 2021, there was no unrecognized compensation expense related to this share-settled obligation.
Restricted Stock to Nonemployees
The following table summarizes the Company’s restricted stock activity during the nine months ended October 2, 2021:

	Number of Shares of Restricted Stock	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2020	12,184	0.3	$20.02
Granted	—	—	$—
Vested/Released	(12,184)	—	$20.02
Cancelled/Forfeited	—	—	$—
Unvested at October 2, 2021	—	—	$—

As of October 2, 2021, no shares of restricted stock that had been purchased by nonemployee brand ambassadors remained subject to vesting requirements and repurchase pursuant to restricted stock purchase agreements.
During the three months ended October 2, 2021 and September 26, 2020, the Company recorded $0 and $0.4 million, respectively, of share-based compensation expense related to restricted stock issued to nonemployee brand ambassadors, which is included in SG&A expenses in the Company’s condensed consolidated statements of operations.
During the nine months ended October 2, 2021 and September 26, 2020, the Company recorded $0.2 million and $1.2 million, respectively, of share-based compensation expense related to restricted stock issued to nonemployee brand ambassadors, which is included in SG&A expenses in the Company’s condensed consolidated statements of operations.
As of October 2, 2021, there was no unrecognized compensation expense related to unvested restricted stock granted to nonemployee brand ambassadors.
Employee Stock Purchase Plan
As of October 2, 2021, the maximum aggregate number of shares that may be issued under the 2018 Employee Stock Purchase Plan (the “ESPP”) was 1,876,455 shares of common stock, including an

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

increase of 536,130 shares effective January 1, 2021 under the terms of the ESPP. The ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the ESPP.
Note 10. Commitments and Contingencies
Leases
See Note 4 Leases. On January 14, 2021, the Company entered into a Lease (the “Campus Lease”) with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), to house the Company’s headquarters offices, lab and innovation space in El Segundo, California. The initial term of the Campus Lease is 12 years, commencing on the earlier of 210 days following substantial completion of the base building by the Landlord or the date the Company occupies any portion of the Premises (other than Phase I-A) for purposes of conducting business operations therein, subject to adjustment as provided in the Campus Lease. The Company has two renewal options, each for a period of five years.
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
Although the Company is involved in the design of the tenant improvements of the Premises, the Company does not have title or possession of the assets during construction. In addition, the Company does not have the ability to control the leased Premises until each phase of the tenant improvements is complete. As of October 2, 2021, the tenant improvements associated with Phase 1-A had not been completed, and the underlying asset had not been delivered to the Company. Accordingly, there was no lease commencement during the quarter ended October 2, 2021. Therefore, the Company has not recognized an asset or a liability for the Campus Lease in its condensed consolidated balance sheet as of October 2, 2021. The Company contributed $49.5 million in payments to a construction escrow account in the nine months ended October 2, 2021. These payments are recorded in “Prepaid lease costs, non-current” in the Company’s condensed consolidated balance sheet as of October 2, 2021, which will ultimately be recorded as a component of a right-of-use asset upon lease commencement. The Company anticipates further contributions as the Landlord continues to build out the Premises and anticipates that Phase-1A will be completed and the lease commencement date will occur during the fourth quarter of 2021 or the first quarter of 2022.
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
China Investment and Lease Agreement

On September 22, 2020, the Company and BYND JX entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX has agreed to make certain investments in the JXEDZ in two phases of development, and the Company has agreed to guarantee certain repayment obligations of BYND JX under such agreement. In the three and nine months ended October 2, 2021, the Company received $0.9 million and $1.1 million, respectively, in subsidies related to its investment in BYND JX from the Jiaxing Economic Development Zone Finance Bureau which is recorded in “Other, net” in the Company’s condensed consolidated statement of operations.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

During Phase 1, the Company has agreed to invest $10.0 million in the JXEDZ through intercompany investment in BYND JX and BYND JX has agreed to lease a facility in the JXEDZ for a minimum of two (2) years. In connection with such agreement, BYND JX entered into a factory leasing contract with an affiliate of the JX Committee, pursuant to which BYND JX has agreed to lease and renovate a facility in the JXEDZ and lease it for a minimum of two (2) years. In the event that the Company and BYND JX determine, in their sole discretion, to proceed with the Phase 2 development in the JXEDZ, BYND JX has agreed in the first stage of Phase 2 to increase its registered capital by $30.0 million and to acquire the land use right to a state-owned land plot in the JXEDZ to conduct development and construction of a new production facility. Following the first stage of Phase 2, the Company and BYND JX may determine, in their sole discretion, to permit BYND JX to obtain a second state-owned land plot in the JXEDZ in order to construct an additional facility thereon.
Purchase Commitments
As of October 2, 2021, the Company had committed to purchase pea protein inventory totaling $82.0 million, approximately $29.1 million in the remainder of 2021 and $52.9 million in 2022. In addition, as of October 2, 2021, the Company had approximately $65.9 million in purchase order commitments for capital expenditures primarily to purchase machinery and equipment. Payments for these purchases will be due within 12 months from October 2, 2021.
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
On March 19, 2021, Don Lee Farms requested the dismissal, without prejudice, of Don Lee Farms’ claims against the Company’s former contract manufacturer, ProPortion Foods, LLC and current contract manufacturer CLW Foods, LLC. On, March 23, 2021, ProPortion Foods, LLC requested that its claims against the Company be dismissed without prejudice. On March 26, 2021, the Court granted Don Lee Farms’ request to dismiss its claims against ProPortion Foods, LLC and CLW Foods, LLC; and granted ProPortion Foods, LLC request to dismiss its claims against the Company.
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
On June 11, 2021, former Beyond Meat employees Mark Nelson and Tony Miller, and current employee, Jessica Quetsch (collectively, the “individual defendants”), filed a motion for summary judgment on Don Lee Farms’ fraud claim asserted against them. On June 11, 2021, the Company filed a motion for summary adjudication on Don Lee Farms’ fraud and negligent misrepresentation claims, misappropriation of trade secret claim, and unfair competition claim under the California Business and Professions Code. On August 27, 2021, the Court ruled on the individual defendants’ and the Company’s motions for summary adjudication. The Court denied the individual defendants’ motion for summary adjudication. The Court also denied the Company’s motion for summary adjudication on Don Lee Farms’ fraud and negligent misrepresentation claims. The Court granted the Company’s motion for summary adjudication on Don Lee Farms’ trade secret misappropriation and unfair competition claims. Don Lee Farms’ trade secret misappropriation and unfair competition claims will not proceed to trial.
The previous trial date, September 27, 2021, was continued. Trial is currently set for May 16, 2022.
Don Lee Farms is seeking from Beyond Meat and the individual defendants unspecified compensatory and punitive damages, declaratory and injunctive relief, and attorneys’ fees and costs. The Company is seeking from Don Lee Farms monetary damages, restitution of monies paid to Don Lee Farms, injunctive relief, including the prohibition of Don Lee Farms’ use or disclosure of Beyond Meat’s trade secrets and the prohibition of Don Lee Farms’ infringing use of Beyond Meat’s trademarks, and attorneys’ fees and costs.
The Company believes it was justified in terminating the supply agreement with Don Lee Farms, that the Company is not liable for the fraud or negligent misrepresentation alleged in the third amended complaint, and that Don Lee Farms is liable for the conduct alleged in the Company’s amended cross-complaint. Conversely, as alleged in the Company’s amended cross-complaint, the Company believes Don Lee Farms misappropriated the Company’s trade secrets, defrauded the Company, and ultimately has infringed the Company’s trademarks.
The Company is currently in the process of litigating this matter and intends to vigorously defend itself and its current and former employees against the claims and to prosecute the Company’s own claims.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Company cannot assure you that Don Lee Farms will not prevail in all or some of their claims against the Company or the individual defendants, or that the Company will prevail in some or all of its claims against Don Lee Farms. For example, if Don Lee Farms succeeds in the lawsuit, the Company could be required to pay damages, including but not limited to contract damages reasonably calculated at what the Company would have paid Don Lee Farms to produce the Company’s products through 2019, the end of the contract term. Based on the Company’s current knowledge, the Company has determined that the amount of any material loss or range of any losses that is reasonably possible to result from this lawsuit is not estimable.
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
On May 27, 2020, Kevin Chew, a purported shareholder of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court of the District of Delaware (the “Chew Derivative Action”), putatively on behalf of the Company, against two of the Company’s executive officers, the Company’s President and CEO, Ethan Brown, and the Company’s former Chief Financial Officer and Treasurer, Mark Nelson, and each of the Company’s directors, including one former director, who signed the Company’s initial public offering registration statement. The lawsuit asserts claims under Sections 10(b) and 21D of the Exchange Act and claims of breaches of fiduciary duty, relating to the Company’s ongoing litigation with Don Lee Farms, related actions taken by Beyond Meat and the named individuals during the period of May 2, 2019 to May 27, 2020. On June 16, 2020, the Court entered an order staying all proceedings in the derivative action until (1) the Tran securities class action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2) any motion to dismiss the Tran securities class action is denied in whole or in part. On June 17, 2020, the Court entered an order administratively closing the derivative case based on the stay order. On July 29, 2021, the Court entered a Joint Stipulation to Continue the Stay of the Action, staying the case until the resolution of the California Derivative Action.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

On April 1, 2020, the United States District Court for the Central District of California entered an order consolidating the Weiner action and the Brink/Klein action for all purposes and designated the consolidated case In re: Beyond Meat, Inc. Derivative Litigation (the “California Derivative Action”). On April 13, 2020, the Court entered an order appointing co-lead counsel for the California Derivative Action. On June 23, 2020, the Court entered an order approving a Joint Stipulation Regarding Stay of Actions. Under the terms of the stay approval order, all proceedings in the California Derivative Action are stayed until (1) the Tran securities class action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2) any motion to dismiss the Tran securities class action is denied in whole or in part. On April 20, 2021, the parties filed a joint stipulation regarding briefing schedule, and the Court entered a schedule on April 21, 2021.
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
The parties have reached a preliminary settlement of the California and Chew Derivative Actions. The proposed settlement, which is subject to Court approval, includes the Company enacting certain corporate governance reforms and paying plaintiffs’ attorney fees and costs, the amount of which has not yet been determined. No other payment is contemplated in the proposed settlement. On October 1, 2021, the parties filed a Joint Report Regarding Settlement in the Central District of California stating that the parties reached a tentative settlement and requesting that the Court (i) vacate the briefing schedule for Defendants’ motion to dismiss, and (ii) issue an order setting November 19, 2021 as the deadline on or before which Plaintiffs must move for preliminary approval of the settlement. On October 4, 2021, the Court entered such an order.
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

Note 11. Income Taxes

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

For the three months ended October 2, 2021 and September 26, 2020, the Company recorded $23,000 of income tax benefit and $55,000 of income tax expense, respectively, in its condensed consolidated statements of operations. For the nine months ended October 2, 2021 and September 26, 2020, the Company recorded $27,000 and $70,000, respectively, in income tax expense in its condensed consolidated statements of operations.
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
As of October 2, 2021, the Company did not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with respect to net operating loss and credit carryforwards.
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
Computation of net loss per share available to common stockholders for the three and nine months ended October 2, 2021 excludes the dilutive effect of 3,783,183 shares issuable under stock options and 263,113 RSUs outstanding at October 2, 2021 because the Company incurred a net loss and their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the three and nine months ended October 2, 2021 also excludes adjustments under the two-class method relating to a liability classified, share-settled obligation to an executive officer to deliver a variable number of shares based on a fixed monetary amount (see Note 9) because the shares to be delivered were not participating securities as they did not have voting rights and were not entitled to participate in dividends until they are issued. The share-settled obligation that was scheduled to vest in the third quarter of 2021 was cancelled because the executive officer separated from the Company before the vest date and the award was not earned (see Note 9). Computation of net loss per share available to common stockholders for the three and nine months ended October 2, 2021 also excludes the dilutive effect of the Notes because the Company recorded a net loss and their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the three and nine months ended September 26, 2020 excludes the dilutive effect of 4,375,498 option shares and 283,698 RSUs because their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the three and nine months ended September 26, 2020 also excludes adjustments under the two-class method relating to a liability classified, share-settled obligation to an executive officer to deliver a variable number of shares based on a fixed monetary amount (see Note 9) because the shares delivered were not participating securities until they were delivered and they do not have voting rights and are not entitled to participate in dividends until they are issued.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Numerator:
Net loss available to common stockholders	$(54,816)	$(19,285)	$(101,734)	$(27,675)
Undistributed net income available to unvested restricted stockholders	—	—	—	—
Net loss available to common stockholders—basic	(54,816)	(19,285)	(101,734)	(27,675)
Denominator:
Weighted average common shares outstanding—basic	63,280,122	62,487,152	63,111,703	62,114,399
Dilutive effect of shares issuable under stock options	—	—	—	—
Dilutive effect of RSUs	—	—	—	—
Dilutive effect of share-settled obligation	—	—	—	—
Dilutive effect of Notes, if converted(1)	—	—	—	—
Weighted average common shares outstanding—diluted	63,280,122	62,487,152	63,111,703	62,114,399
Net loss per share available to common stockholders—basic	$(0.87)	$(0.31)	$(1.61)	$(0.45)
Net loss per share available to common stockholders—diluted	$(0.87)	$(0.31)	$(1.61)	$(0.45)
__________
(1) As the Company recorded net losses in the three and nine months ended October 2, 2021, inclusion of shares from the conversion premium or spread would be anti-dilutive. The Company had no Notes outstanding during the three and nine months ended September 26, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors,” of our 2020 Form 10-K and Part II, Item 1A, “Risk Factors” and “Note Regarding Forward-Looking Statements” included in this report and those discussed in other documents we file from time to time with the SEC. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this quarterly report and our audited consolidated financial statements and notes thereto included in our 2020 10-K. Our historical results are not necessarily indicative of the results to be expected for any future periods and our operating results for the three and nine months ended October 2, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021 or for any other interim period or for any other future year or period.
Overview
Beyond Meat is one of the fastest growing publicly traded food companies in the United States, offering a portfolio of revolutionary plant-based meats. We build meat directly from plants, an innovation that enables consumers to experience the taste, texture and other sensory attributes of popular animal-based meat products while enjoying the nutritional and environmental benefits of eating our plant-based meat products. Our brand commitment, Eat What You Love, represents a strong belief that there is a better way to feed our future and that the positive choices we all make, no matter how small, can have a great impact on our personal health and the health of our planet. By shifting from animal-based meat to plant-based meat, we can positively impact four growing global issues: human health, climate change, constraints on natural resources and animal welfare. The success of our breakthrough innovation model and products has allowed us to appeal to a broad range of consumers, including those who typically eat animal-based meats, positioning us to compete directly in the $1.4 trillion global meat industry.
We sell a range of plant-based products across the three main meat platforms of beef, pork and poultry. As of September 2021, our products were available at approximately 128,000 retail and foodservice outlets in over 85 countries worldwide, across mainstream grocery, mass merchandiser, club store, convenience store, and natural retailer channels, direct to consumer, and various food-away-from-home channels, including restaurants, foodservice outlets and schools.
Our primary production facilities are located in Columbia, Missouri, and Devault, Pennsylvania, and research and development and administrative offices are located in El Segundo, California. In addition to our own production facilities, we use co-manufacturers in various locations in the United States, Canada and the Netherlands. In the second quarter of 2020, we acquired our first manufacturing facility in Europe located in Enschede, the Netherlands. This facility completed operational testing of dry blend production in late 2020. In the second quarter of 2021, this facility completed commercial trial runs for dry blend production and completed commercial trial runs for the Company’s extruded product in the third quarter of 2021. In addition, in June 2020, we announced the official opening of a new co-manufacturing facility to be used for Beyond Meat production built by our distributor in the Netherlands. In the third quarter of 2020, the Company and BYND JX entered into an investment agreement and related factory leasing contract to design and develop manufacturing facilities in the Jiaxing Economic & Technological Development Zone to manufacture plant-based meat products under the Beyond Meat brand in China. Renovations in the leased facility were substantially completed and trial production began in the first quarter of 2021. In the second quarter of 2021, several commercial trials of certain of our manufacturing processes were completed. The facility is expected to complete the international Food Safety System Certification (FSSC) 22000 by the end of 2021 and, following the successful qualification of extrusion production capabilities in the third quarter of 2021, is expected to commercialize end-to-end production by the end of 2021.
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
On March 5, 2021, we issued $1.0 billion aggregate principal amount of our 0% Convertible Senior Notes due 2027 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On March 12, 2021, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $150.0 million aggregate principal amount of the Company’s 0% Convertible Senior Notes due 2027 (the “Additional Notes”, and together with the Convertible Notes, the “Notes”), and such Additional Notes were issued on March 16, 2021. The initial conversion price of the Notes is $206.00 per share of common stock, which represents a premium of approximately 47.5% over the closing price of the Company’s common stock on March 2, 2021. The Notes will mature on March 15, 2027, unless earlier repurchased, redeemed or converted. The Notes were issued pursuant to, and are governed by, an indenture, dated as of March 5, 2021 (the “Indenture”), between us and U.S. Bank National Association, as trustee. We used $84.0 million of the net proceeds from the sale of the Notes to fund the cost of entering into capped call transactions, described below and intend to use the remainder of the net proceeds for general corporate purposes and working capital. The proceeds from the issuance of the Notes were approximately $1.0 billion, net of capped call transaction costs of $84.0 million and debt issuance costs totaling $23.6 million. See Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements elsewhere in this report.
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
The condensed consolidated financial statements for the period ended October 2, 2021 include the accounts of the Company and its foreign subsidiaries, Beyond Meat EU B.V., BYND JX and Beyond Meat Canada Inc. All inter-company balances and transactions have been eliminated.
We operate on a fiscal calendar year, and each interim quarter is comprised of one 5-week period and two 4-week periods, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth fiscal quarters may have more or fewer days included than a traditional 91-day fiscal quarter.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business. In response to the COVID-19 pandemic, governments and other authorities around the world implemented significant measures intended to control the spread of the virus, including social distancing measures, business closures or restrictions on operations, quarantines and travel bans. While some of these restrictions were lifted or eased in many jurisdictions as the rates of COVID-19 infections have decreased or stabilized and as various COVID-19 vaccines have become more widely available, a resurgence of COVID-19 and the impact of variants of the virus that causes COVID-19 in some markets has slowed the reopening process.
Additionally, on November 4, 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration (OSHA) issued a COVID-19 Vaccination and Testing Emergency Temporary Standard requiring all employers with 100 or more employees to ensure that their employees are fully vaccinated or test for COVID-19 on at least a weekly basis. The OSHA rule will also require that these employers provide paid-time for employees to get vaccinated, and ensure all unvaccinated workers wear a face mask in the workplace. Some employers, including the Company, already have implemented requirements for workers regarding vaccination status, testing and/or other measures in response to COVID-19. The Company required compliance with its COVID-19 vaccination policy no later than October 31, 2021 for all California based employees, and no later than December 31, 2021 for all other U.S. based employees, subject to any special exceptions or other approved reasonable accommodations.
We have established a cross-functional task force that meets regularly and continually monitors and tracks relevant data, including guidance from local, national and international health agencies. This task force works closely with our senior leadership and is instrumental in making critical, timely decisions and is committed to continuing to communicate to our employees as more information is available to share. While our manufacturing facilities and our Manhattan Beach Project Innovation Center remained operational, beginning in March 2020 employees at our corporate headquarters began working remotely. Beginning in July 2021, our corporate employees returned to work and were provided a flexible working schedule of working in the office or remotely depending on job responsibilities, company need and performance. Beginning in October 2021, we began requiring all employees to return to working in the office on a full-time basis. At all facilities, we have implemented mandatory face coverings while indoors, comprehensive preventative hygienic measures to support the health and safety of our employees, a mandatory vaccine policy absent approved accommodations and weekly testing. At our manufacturing facilities, we have implemented a series of physical distancing and hygienic practices to further support the health and safety of our manufacturing employees. Travel and field marketing activities have resumed with instructions to adhere to COVID-19-related guidelines. All employees returning from international travel are required to quarantine for three days and provide a negative COVID-19 certificate 24 hours prior to returning onsite. Illness prevention policies have been updated company-wide to state that no employee may be onsite when experiencing any symptom of illness. Employees must remain home when sick and may not return onsite until symptom-free and must provide a negative COVID-19 certificate 24-hours prior to returning.
In the nine months ended October 2, 2021, we generated foodservice channel net revenues of $103.5 million compared to $79.3 million in the nine months ended September 26, 2020. Foodservice channel net revenues had been improving each successive quarter after the decline in the second quarter of 2020. However in the third quarter of 2021 we experienced a decline in foodservice channel net revenues by 25.2% to $32.7 million from $43.7 million in the second quarter of 2021, primarily attributable to lower demand.
Despite the apparent improvement in the first nine months of 2021 in the foodservice channel compared to the same period a year ago, we recognize that our anticipation of continued steady recovery in the foodservice channel is based on the assumption that COVID-19 infection rates both in the U.S. and abroad will be reasonably contained. However, during the third quarter of 2021, the recent and more virulent COVID-19 variants adversely impacted the foodservice recovery. The impacts of the ongoing COVID-19 pandemic also continue to result in delays in tests or launches of our products among our foodservice customers and negatively impact the rate of our growth. Excluding our sales to large QSR customers, our foodservice channel has broad exposure to certain outlets that have been disproportionately affected by COVID-19. These include, among others: amusement parks; academic institutions; hospitality; corporate catering services; movie theaters; sports arenas; and bars and pubs. As such, we continue to expect recovery in our foodservice channel net revenues to generally lag the broader foodservice sector. While we saw some improvement in demand in our foodservice business during the first nine months of 2021, the environment remains highly uncertain given the ongoing pandemic and the resurgence of COVID-19 and the appearance of variants.
For the nine months ended October 2, 2021, we generated retail channel net revenues of $260.5 million, representing an increase of 15.5% as compared to the nine months ended September 26, 2020. The increase in retail channel net revenues during the first nine months of 2021 was primarily driven by increased sales to international customers, partially offset by decreased sales in the U.S. Retail channel net revenues declined 32.2% to $52.4 million in the third quarter of 2021 from $77.2 million in the second quarter of 2021 primarily due to lower demand and by operational challenges with weather as a key driver.
For the nine months ended October 2, 2021, our retail and foodservice channels accounted for approximately 71.6% and 28.4% of our net revenues, respectively, as compared to approximately 74.0% and 26.0% of our net revenues, respectively, in the nine months ended September 26, 2020. Although we experienced a recovery in foodservice channel net revenues in the first nine months of 2021 compared to the prior-year period, the resurgence of COVID-19 and the resulting changes in the marketplace including labor shortages at customers are likely to continue to cause fluctuation in our quarterly results, including in the mix of our distribution channels.
It is challenging to estimate the extent of the adverse impact of the COVID-19 pandemic on our results of operations due to continued uncertainty regarding the duration, magnitude and effects of the COVID-19 pandemic. While the ultimate health and economic impact of COVID-19 continues to be highly uncertain, our business operations and results of operations, including our net revenues, gross profit, gross margin, earnings and cash flows, will be adversely impacted through 2021 and likely into 2022, including as a result of:
•weak demand in the foodservice channel due to the ongoing impact of COVID-19, including the resurgence of COVID-19 and the appearance of variants of the virus, despite the resumption of customer traffic in some foodservice establishments;
•increased unit cost of goods sold due to lower production volumes in response to weaker demand, which would adversely impact coverage of fixed production costs within our manufacturing facilities;
•increased promotional programs and trade discounts to our retail and foodservice customers and shifts in product and channel mix resulting in negative impacts on our gross margins;
•potential disruption to our supply chain and the supply chain more generally caused by distribution and other logistical issues;
•labor needs at the Company as well as in the supply chain and at customers;
•potential disruption or closure of our facilities or those of our suppliers or co-manufacturers due to employee contraction of COVID-19;
•the timing and success of strategic partnership launches and resumption of any expansion plans for our product lines for those QSR customers who are in trial or test phase;
•reduced consumer confidence and consumer spending, including spending to purchase our products; and negative trends in consumer purchasing patterns due to consumers’ disposable income, credit availability, debt levels and inflation;
•reduced confidence by our foodservice partners due to the resurgence of COVID-19, as well as reimplementation of safety measures in certain jurisdictions and its potential impact on customer demand levels;
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

The following factors and trends in our business have driven net revenue growth over prior periods and are expected to be key drivers of our net revenue growth over time, subject to the duration, magnitude and effects of COVID-19 and other challenges as discussed above:
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
•our operational effectiveness and ability to fulfill orders in full and on time;
•our continued innovation and product commercialization, including enhancing existing products and introducing new products, such as Beyond Meatballs, Beyond Breakfast Sausage Patties and Beyond Breakfast Sausage Links, the recent launches of the latest iteration of our Beyond Burger and Beyond Chicken across our plant-based platforms that appeal to a broad range of consumers, specifically those who typically eat animal-based meat;
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
In addition to the factors and trends above, we expect the following to positively impact net revenues going forward, subject to the duration, magnitude and effects of the COVID-19 pandemic and other challenges as discussed above:
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
We distribute our products internationally in over 85 countries worldwide as of October 2, 2021. In addition to our own production facilities, we use co-manufacturers in various locations in the United States, Canada and the Netherlands. International net revenues increased 142.5% and 100.0%, respectively, in the three and nine months ended October 2, 2021, as compared to the prior-year periods. The increase in international net revenues mainly reflected expansion of overall distribution, accelerated orders and, to a lesser extent, new product introductions.
As we seek to continue to grow our net revenues, we face several challenges. The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of COVID-19 (including any resurgences), the impact of variants of the virus that causes COVID-19, the wide distribution and public acceptance of COVID-19 vaccines, labor needs at the Company as well as in the supply chain and at customers, compliance with government and employer vaccine mandates and the resulting impact on available labor, and the level of social and economic restrictions imposed on the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. For example, the impact of COVID-19 on any of our suppliers, co-manufacturers, distributors or transportation or logistics providers may negatively affect the price and availability of our ingredients and/or packaging materials and impact our supply chain. Labor shortages at retail and foodservice customers may impact our ability to launch new products or planned promotions, or may have other negative effects on customer demand. Additionally, if we are forced to scale back hours of production or close our production facilities or our Manhattan Beach Project Innovation Center in response to the pandemic, we expect our business, financial condition and results of operations would be materially adversely affected. In addition, our growth strategy to expand our operations internationally may be impeded. The uncertainty created by COVID-19 significantly increases the difficulty in forecasting operating results and strategic planning. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business, results of operations, financial condition or liquidity. However, the pandemic has had, and we expect will continue to have, a material adverse impact on our business, results of operations, financial condition and cash flows and may adversely impact the trading price of our common stock. Future events and effects related to the COVID-19 pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts.
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We anticipate that we will need to continue to offer more trade and promotion discounts to both our retail and foodservice customers to drive increased consumer trial and in response to COVID-19, and in response to increased competition. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. At the end of each accounting period, we recognize a liability for estimated sales discounts that have been incurred but not paid which totaled $3.1 million and $3.6 million as of October 2, 2021 and December 31, 2020, respectively. We expect to face increasing competition across all channels, especially as additional plant-based protein product brands continue to enter the marketplace. In response, we anticipate providing heavier discounting and promotions on some of our products. Although these actions are intended to build brand awareness and increase consumer trials of our products, they have had and are likely to continue to have a negative impact on our net revenues, gross profit, gross margin and profitability, impacting period-over-period results.
In addition, because we do not have any purchase commitments from our distributors or customers, the amount of net revenues we recognize will vary from period to period depending on the volume, timing and the channels through which our products are sold, and the impact of customer orders ahead of holidays, causing variability in our results. Similarly, the timing of retail shelf resets are not within our control, and to the extent that retail customers change the timing of such events, variability of our results may also increase. The ability to fulfill orders earlier than anticipated also may increase the variability of our results. Lower customer orders ahead of holidays, shifts in customer shelf reset activity and changes in the order patterns of one or more of our large retail customers could cause a significant fluctuation in our quarterly results and could have a disproportionate effect on our results of operations for the entire fiscal year.
Our financial performance also depends on our operational effectiveness and ability to fulfill orders in full and on time. For example, in the third quarter of 2021 we experienced challenges in operations that led to unfulfilled orders, primarily due to severe weather resulting in the temporary loss of potable water in one Pennsylvania facility and water damage to inventory in another.
Further, we may not be able to recapture missed opportunities in later periods, for example if the opportunity related to a significant grilling holiday like Memorial Day weekend, the Fourth of July, or Labor Day weekend. Missed opportunities may also result in missing subsequent additional opportunities. Internal and external operational issues therefore may impact the amount and variability of our results.
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
Margin improvement may, however, continue to be negatively impacted by our focus on investing heavily in our business, establishing infrastructure in the U.S., EU and China, investing in personnel, partnerships and product pipeline, investing in our headquarters campus and expanding our Manhattan Beach Project Innovation Center, growing our customer base, volume deleveraging, aggressive pricing strategies and increased discounting, our product and customer mix, expanding into new geographies and markets, enhancing our production infrastructure, improving our innovation capabilities, enhancing our product offerings and increasing consumer engagement by applying increasing pressure on the three key levers of taste, health and cost that we believe are critical for mass adoption.
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

Results of Operations
The following table sets forth selected items in our condensed consolidated statements of operations for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net revenues	$106,432	$94,436	$364,022	$304,848
Cost of goods sold	83,456	68,908	260,986	207,978
Gross profit	22,976	25,528	103,036	96,870
Research and development expenses	14,862	8,278	44,610	20,488
Selling, general and administrative expenses	56,362	33,560	143,602	95,167
Restructuring expenses	5,750	2,146	12,068	6,028
Total operating expenses	76,974	43,984	200,280	121,683
Loss from operations	$(53,998)	$(18,456)	$(97,244)	$(24,813)

The following table presents selected items in our condensed consolidated statements of operations as a percentage of net revenues for the periods presented:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	78.4	73.0	71.7	68.2
Gross profit	21.6	27.0	28.3	31.8
Research and development expenses	14.0	8.8	12.3	6.7
Selling, general and administrative expenses	53.0	35.5	39.4	31.2
Restructuring expenses	5.4	2.3	3.3	2.0
Total operating expenses	72.4	46.6	55.0	39.9
Loss from operations	(50.8)%	(19.5)%	(26.7)%	(8.1)%

Three and Nine Months Ended October 2, 2021 Compared to Three and Nine Months Ended September 26, 2020
Net Revenues
Net revenues increased $12.0 million, or 12.7%, in the three months ended October 2, 2021, as compared to the prior-year period primarily due to increased sales to international customers, which increased 142.5% compared to the prior-year period, mainly reflecting expansion of overall distribution, accelerated orders and, to a lesser extent, contribution from new product introductions. International retail channel net revenues increased 168.2% and international foodservice channel net revenues increased 117.1% compared to the prior-year period. The increase in international net revenues was partially offset by decreased U.S. net revenues, which declined 13.9% compared to the prior-year period, primarily as a result of lower overall demand, and operational challenges with severe weather as a key driver, partially offset by sales from new product introductions. U.S. retail channel net revenues decreased 15.6% and U.S. foodservice channel net revenues decreased 7.3% compared to the prior-year period driven by reduced distribution, partially offset by new product introductions. In aggregate, net price per pound of $5.34 during the third quarter of 2021 was roughly equivalent to the prior-year period.

The following table presents our net revenues by channel in the three months ended October 2, 2021 as compared to the prior-year period:

	Three Months Ended		Change
(in thousands)	October 2, 2021	September 26, 2020	Amount	%
U.S.:
Retail	$52,361	$62,057	$(9,696)	(15.6)%
Foodservice	15,139	16,325	(1,186)	(7.3)%
U.S. net revenues	67,500	78,382	(10,882)	(13.9)%
International:
Retail	21,391	7,975	13,416	168.2%
Foodservice	17,541	8,079	9,462	117.1%
International net revenues	38,932	16,054	22,878	142.5%
Net revenues	$106,432	$94,436	$11,996	12.7%

Net revenues from U.S. retail channel sales in the three months ended October 2, 2021 decreased $9.7 million, or 15.6%, primarily due to decreases in sales of the Beyond Burger, Beyond Sausage, Beyond Beef and Beyond Beef Crumble, partially offset by increases in sales of Beyond Breakfast Sausage and Beyond Meatball, which were introduced during the second and third quarter of 2020, respectively, and, to a lesser extent, by Beyond Chicken, which was introduced in the third quarter of 2021. Our products were available at approximately 34,000 U.S. retail outlets as of September 2021.
Net revenues from U.S. foodservice channel sales in the three months ended October 2, 2021 decreased $1.2 million, or 7.3%, primarily due to a decrease in sales of Beyond Breakfast Sausage, partially offset by increases in sales of Beyond Beef, Beyond Sausage, Beyond Chicken which was introduced in the third quarter of 2021, and Beyond Beef Crumble. Our products were available at approximately 36,000 U.S. foodservice outlets as of September 2021.
Net revenues from international retail channel sales in the three months ended October 2, 2021 increased $13.4 million, or 168.2%, primarily due to increases in sales of Beyond Burger, Beyond Sausage and Beyond Meatballs. Net revenues from international retail channel sales included net revenues from Beyond Ground Pork and Beyond Chicken, which were introduced in the third quarter of 2021. Our products were available at approximately 32,000 international retail outlets as of September 2021.
Net revenues from international foodservice channel sales in the three months ended October 2, 2021 increased $9.5 million, or 117.1%, showing recovery from a COVID-19-impacted prior period, primarily due to increases in sales of Beyond Burger and Beyond Chicken which was introduced in the second quarter of 2021, partially offset by a decrease in sales of Beyond Beef. Our products were available at approximately 26,000 international foodservice outlets as of September 2021.
Net revenues increased $59.2 million, or 19.4%, to $364.0 million in the nine months ended October 2, 2021, as compared to the prior-year period primarily due to increased sales to international customers, which increased 100.0% compared to the prior-year period, mainly reflecting expansion in overall distribution, accelerated orders, four additional shipping days during the period and, to a lesser extent, contribution from new product introductions. International retail channel net revenues increased 185.7% and international foodservice channel net revenues increased 40.7% compared to the prior-year period. A 22.9% increase in U.S. foodservice channel net revenues also contributed to the increase in net revenues, partially offset by a 4.3% decline in U.S. retail channel net revenues compared to the prior-year period. The decrease in U.S. retail channel net revenues was primarily driven by lower demand.

The following table presents our net revenues by channel in the nine months ended October 2, 2021 as compared to the prior-year period:

	Nine Months Ended		Change
(in thousands)	October 2, 2021	September 26, 2020	Amount	%
U.S.:
Retail	$193,382	$202,019	$(8,637)	(4.3)%
Foodservice	55,842	45,442	10,400	22.9%
U.S. net revenues	249,224	247,461	1,763	0.7%
International:
Retail	67,134	23,499	43,635	185.7%
Foodservice	47,664	33,888	13,776	40.7%
International net revenues	114,798	57,387	57,411	100.0%
Net revenues	$364,022	$304,848	$59,174	19.4%

Net revenues from U.S. retail channel sales in the nine months ended October 2, 2021 decreased $8.6 million, or 4.3%, as compared to the nine months ended September 26, 2020, which benefited in part from consumer panic-buying at the onset of the COVID-19 pandemic. The decrease in U.S. retail channel net revenues was primarily due to decreases in sales of the Beyond Burger, Beyond Beef, Beyond Beef Crumble and Beyond Sausage, partially offset by increases in sales of Beyond Breakfast Sausage and Beyond Meatballs, which were introduced during the third and second quarter of 2020, respectively, and from the sale of Beyond Chicken which was introduced in the third quarter of 2021.
Net revenues from U.S. foodservice channel sales in the nine months ended October 2, 2021 increased $10.4 million, or 22.9%, from the nine months ended September 26, 2020, which included the first-recorded severe impact of COVID-19 on our foodservice customers, primarily due to increases in sales of Beyond Burger, Beyond Beef, Beyond Sausage, Beyond Chicken and Beyond Beef Crumble, partially offset by a decrease in sales of Beyond Breakfast Sausage.
Net revenues from international retail channel sales in the nine months ended October 2, 2021 increased $43.6 million, or 185.7%, primarily due to the increase in sales of Beyond Burger, Beyond Sausage, Beyond Beef and Beyond Meatballs.
Net revenues from international foodservice channel sales in the nine months ended October 2, 2021 increased $13.8 million, or 40.7%, primarily due to increases in sales of the Beyond Burger and Beyond Beef Crumble, partially offset by decreases in sales of Beyond Beef and Beyond Meatballs.
The following table presents consolidated volume of our products sold in pounds for the periods presented:

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	October 2, 2021	September 26, 2020	Amount	%	October 2, 2021	September 26, 2020	Amount	%
U.S.:
Retail	10,041	11,089	(1,048)	(9.5)%	35,003	34,746	257	0.7%
Foodservice	2,556	2,636	(80)	(3.0)%	9,440	8,068	1,372	17.0%
International:
Retail	3,751	1,681	2,070	123.1%	11,485	4,391	7,094	161.6%
Foodservice	3,588	2,309	1,279	55.4%	9,257	7,079	2,178	30.8%
Volume of products sold	19,936	17,715	2,221	12.5%	65,185	54,284	10,901	20.1%

Cost of Goods Sold

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	October 2, 2021	September 26, 2020	Amount	%	October 2, 2021	September 26, 2020	Amount	%
Cost of goods sold	$83,456	$68,908	$14,548	21.1%	$260,986	$207,978	$53,008	25.5%

Cost of goods sold increased by $14.5 million, or 21.1%, to $83.5 million, in the three months ended October 2, 2021 as compared to the prior-year period. Cost of goods sold as a percentage of net revenues in the three months ended October 2, 2021 increased to 78.4% from 73.0% of net revenues in the prior-year period. Cost of goods sold in the three months ended September 26, 2020 included $1.8 million in costs attributable to COVID-19 from inventory write-offs and reserves associated with foodservice products determined to be unsalable and product repacking activities to repurpose certain foodservice inventory into retail products, which were absent in the three months ended October 2, 2021. Excluding the costs attributable to COVID-19 in the prior-year period, cost of goods sold as a percentage of net revenues in the three months ended October 2, 2021 increased from 71.1% of net revenues in the prior-year period to 78.4% of net revenues in the three months ended October 2, 2021. The increase in cost of goods sold was primarily due to an increase in volume of products sold, increased transportation costs, higher warehousing costs, higher labor costs, increased inventory write-offs and increased depreciation and amortization expense, partially offset by reduced co-manufacturer fees.
Cost of goods sold increased by $53.0 million, or 25.5%, to $261.0 million, in the nine months ended October 2, 2021 as compared to the prior-year period. As a percentage of net revenues, cost of goods sold in the nine months ended October 2, 2021 increased to 71.7% from 68.2% of net revenues in the prior-year period. The increase in cost of goods sold was primarily due to an increase in the volume of products sold, increased labor costs, higher transportation costs, higher depreciation and amortization expense, higher warehousing costs and increased variable overhead expenses, partially offset by reduced co-manufacturer fees. Cost of goods sold in the nine months ended September 26, 2020 included $7.7 million in costs attributable to COVID-19 from inventory write-offs and reserves associated with foodservice products determined to be unsalable and product repacking activities to repurpose certain foodservice inventory into retail products which were absent in the nine months ended October 2, 2021.
Gross Profit and Gross Margin

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	October 2, 2021	September 26, 2020	Amount	%	October 2, 2021	September 26, 2020	Amount	%
Gross profit	$22,976	$25,528	$(2,552)	(10.0)%	$103,036	$96,870	$6,166	6.4%
Gross margin	21.6%	27.0%	(540) bps	N/A	28.3%	31.8%	(350) bps	N/A

Gross profit in the three months ended October 2, 2021 was $23.0 million as compared to gross profit of $25.5 million in the prior-year period, a decrease of $2.6 million. Gross margin in the three months ended October 2, 2021 decreased to 21.6% from 27.0% in the prior-year period. Gross profit and gross margin in the prior-year period included $1.8 million in costs attributable to COVID-19 from inventory write-offs and reserves associated with foodservice products determined to be unsalable and product repacking activities to repurpose certain foodservice inventory into retail products, which were absent in the three months ended October 2, 2021. The decrease in gross margin during the three months ended October 2, 2021 as compared to the prior-year period was primarily due to increased transportation costs, higher warehousing costs, increased inventory write-offs, and increased depreciation and amortization expense, partially offset by reduced co-manufacturer fees and direct materials costs.
Gross profit in the nine months ended October 2, 2021 was $103.0 million as compared to gross profit of $96.9 million in the prior-year period, an increase of $6.2 million, but gross margin in the nine months ended October 2, 2021 declined to 28.3% from 31.8% in the prior-year period. Gross profit and gross margin in the prior-year period included $7.7 million in costs attributable to COVID-19 from inventory write-offs and reserves associated with foodservice products determined to be unsalable and product repacking activities to repurpose certain foodservice inventory into retail products, which were absent in the nine months ended October 2, 2021. The increase in gross profit in the nine months ended October 2, 2021 was primarily due to an increase in the volume of products sold, partially offset by higher discounts and due to the absence of COVID-19 related expenses. The decrease in gross margin was primarily due to higher labor costs, higher fixed costs, including increased warehousing costs, increased transportation costs, higher variable overhead costs and increased depreciation and amortization expense, partially offset by reduced co-manufacturer fees and direct materials costs.
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
Research and Development Expenses

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	October 2, 2021	September 26, 2020	Amount	%	October 2, 2021	September 26, 2020	Amount	%
Research and development expenses	$14,862	$8,278	$6,584	79.5%	$44,610	$20,488	$24,122	117.7%

Research and development expenses increased $6.6 million, or 79.5%, in the three months ended October 2, 2021, as compared to the prior-year period. Research and development expenses increased to 14.0% of net revenues in the three months ended October 2, 2021 from 8.8% of net revenues in the prior-year period primarily due to higher scale-up expenses and higher salary and related expenses due to an increase in headcount compared to the prior-year period.
Research and development expenses increased $24.1 million, or 117.7%, in the nine months ended October 2, 2021, as compared to the prior-year period. Research and development expenses increased to 12.3% of net revenues in the nine months ended October 2, 2021 from 6.7% of net revenues in the prior-year period primarily due to a 21% increase in headcount, higher scale-up expenses and higher depreciation and amortization expense compared to the prior-year period.

SG&A Expenses

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	October 2, 2021	September 26, 2020	Amount	%	October 2, 2021	September 26, 2020	Amount	%
Selling, general and administrative expenses	$56,362	$33,560	$22,802	67.9%	$143,602	$95,167	$48,435	50.9%

SG&A expenses increased $22.8 million, or 67.9%, in the three months ended October 2, 2021 to 53.0% of net revenues in the three months ended October 2, 2021, from 35.5% of net revenues in the prior-year period. The increase in SG&A expenses was primarily due to $10.0 million in higher salaries and related expenses resulting from higher headcount, $4.1 million in higher marketing programs-related expenses, $4.1 million in higher professional services fees related to recently established consulting agreements, $2.5 million in higher outbound freight costs and $0.6 million in higher general insurance costs, partially offset by $1.7 million in lower legal fees and $1.2 million in lower product donations.
SG&A expenses increased $48.4 million, or 50.9%, in the nine months ended October 2, 2021 to 39.4% of net revenues in the nine months ended October 2, 2021, from 31.2% of net revenues in the prior-year period. The increase in SG&A expenses was primarily due to $26.1 million in higher salaries and related expenses resulting from higher headcount, $6.6 million in higher marketing programs-related expenses, $5.9 million in higher outbound freight costs, $2.4 million in higher share-based compensation expense, $4.0 million in higher professional services fees related to recently established consulting agreements and $2.2 million in higher general insurance costs, partially offset by $3.8 million in lower product donations and $2.5 million in lower legal fees.
Restructuring Expenses
As a result of the termination in May 2017 of an exclusive supply agreement with one of our co- manufacturers due to non-performance under the agreement, we recorded restructuring expenses of $5.8 million and $2.1 million in the three months ended October 2, 2021 and September 26, 2020, respectively, and $12.1 million and $6.0 million in the nine months ended October 2, 2021 and September 26, 2020, respectively. The restructuring expenses were primarily related to legal and other expenses associated with the dispute. The increase in restructuring expenses in the three and nine months ended October 2, 2021 was in anticipation of trial, originally set for September 27, 2021, and now continued and set for May 16, 2022. As of October 2, 2021 and December 31, 2020, there were $3.7 million and $0.8 million, respectively, in accrued and unpaid restructuring expenses. We continue to incur legal fees and other costs in connection with our ongoing efforts to resolve this dispute. See Note 3, Restructuring, and Note 10, Commitments and Contingencies to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Loss from Operations
Loss from operations in the three months ended October 2, 2021 was $54.0 million compared to $18.5 million in the prior-year period. The increase in loss from operations in the three months ended October 2, 2021 was primarily driven by growth in overall headcount levels mainly to support our operations, innovation and marketing capabilities, increased investments in marketing activities, higher professional services fees related to recently established consulting agreements, higher restructuring expenses primarily reflecting increased legal costs, increased production trial activities and higher outbound freight costs included in our selling expenses. In addition, loss from operations in the prior-year period included $1.8 million in expenses attributable to COVID-19 which were absent in the three months ended October 2, 2021.
Loss from operations in the nine months ended October 2, 2021 was $97.2 million compared to $24.8 million in the prior-year period. The increase in loss from operations in the nine months ended October 2, 2021 was primarily driven by growth in overall headcount levels primarily to support our operations, innovation and marketing capabilities, increased production trial activities, increased investments in marketing activities, higher restructuring expenses primarily reflecting increased legal costs, higher outbound freight costs included in our selling expenses and higher share-based compensation expense, partially offset by higher gross profit. In addition, loss from operations in the prior-year period included $10.4 million in expenses attributable to COVID-19 which were absent in the nine months ended October 2, 2021.
Total Other Expense, net
Total other expense, net in the three months ended October 2, 2021 of $0.2 million included approximately $1.0 million in interest expense from the amortization of convertible debt issuance costs and $0.2 million in foreign currency transaction losses, partially offset by $0.9 million in subsidies received from the Jiaxing Economic Development Zone Finance Bureau related to our investment in BYND JX. Total other expense of $0.8 million in the prior-year period consisted primarily of interest expense on our debt balances.
Total other expense, net in the nine months ended October 2, 2021 of $3.3 million consisted primarily of $2.3 million in interest expense from the amortization of convertible debt issuance costs, $1.0 million in loss on extinguishment of debt associated with the termination of our bank credit facility, $0.4 million in foreign currency transaction losses and $0.3 million in interest expense associated with our bank credit facility, partially offset by $1.1 million in subsidies received from the Jiaxing Economic Development Zone Finance Bureau related to our investment in BYND JX. Total other expense of $2.8 million in the prior-year period primarily included $1.5 million in loss on extinguishment of debt associated with our refinanced credit arrangements and $2.0 million in interest expense on our debt balances, partially offset by $0.8 million in interest income.
Net Loss
Net loss was $54.8 million and $101.7 million in the three and nine months ended October 2, 2021, respectively, compared to net loss of $19.3 million and $27.7 million in the three and nine months ended September 26, 2020, respectively. Net loss during the three and nine months ended October 2, 2021 was primarily due to higher operating expenses and the other factors discussed above compared to the prior-year periods.
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
“Adjusted EBITDA” is defined as net loss adjusted to exclude, when applicable, income tax (benefit) expense, interest expense, depreciation and amortization expense, restructuring expenses, share-based compensation expense, expenses attributable to COVID-19, and Other, net, including interest income, loss on extinguishment of debt and foreign currency transaction gains and losses.
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
The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net loss, as reported (unaudited):

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net loss, as reported	$(54,816)	$(19,285)	$(101,734)	$(27,675)
Income tax (benefit) expense	(23)	55	27	70
Interest expense	1,005	689	2,656	1,963
Depreciation and amortization expense	5,703	3,421	14,910	9,276
Restructuring expenses(1)	5,750	2,146	12,068	6,028
Share-based compensation expense	6,385	6,842	21,624	20,377
Expenses attributable to COVID-19(2)	—	1,761	—	10,418
Other, net(3)	(759)	85	631	829
Adjusted EBITDA	$(36,755)	$(4,286)	$(49,818)	$21,286
Net loss as a % of net revenues	(51.5)%	(20.4)%	(27.9)%	(9.1)%
Adjusted EBITDA as a % of net revenues	(34.5)%	(4.5)%	(13.7)%	7.0%
____________

(1)	Primarily comprised of legal and other expenses associated with the dispute with a co-manufacturer with whom an exclusive supply agreement was terminated in May 2017.
(2)
Comprised of $1.8 million in repacking costs attributable to COVID-19 consisting of $1.1 million in inventory write-offs and reserves associated with foodservice products determined to be unsalable and $0.7 million in repacking costs in the three months ended September 26, 2020, and $10.4 million in costs attributable to COVID-19 consisting of $1.1 million in inventory write-offs and reserves associated with foodservice products determined to be unsalable, $6.6 million in repacking costs and $2.7 million in product donation costs related to our COVID-19 relief efforts in the nine months ended September 26, 2020.

(3)
Includes $1.0 million in loss on extinguishment of debt associated with termination of the Company's credit facility in the nine months ended October 2, 2021 and $1.5 million in loss on extinguishment of debt associated with the Company's refinanced credit arrangements in the nine months ended September 26, 2020.

Liquidity and Capital Resources
Convertible Senior Notes
On March 5, 2021, we issued $1.0 billion aggregate principal amount of our 0% Convertible Senior Notes due 2027 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On March 12, 2021, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $150.0 million aggregate principal amount of the Company’s 0% Convertible Senior Notes due 2027 (the “Additional Notes” and, together with the Convertible Notes, the “Notes”), and such Additional Notes were issued on March 16, 2021. The initial conversion price of the Notes is $206.00 per share of common stock, which represents a premium of approximately 47.5% over the closing price of our common stock on March 2, 2021. The Notes will mature on March 15, 2027, unless earlier repurchased, redeemed or converted. The Notes were issued pursuant to, and are governed by, an indenture, dated as of March 5, 2021 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. We used $84.0 million of the net proceeds from the sale of the Notes to fund the cost of entering into capped call transactions. The net proceeds from the issuance of the Notes were approximately $1.0 billion, net of capped call transaction costs of $84.0 million and debt issuance costs totaling $23.6 million. See Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
As of October 2, 2021, we had $886.4 million in cash and cash equivalents. We believe that our cash and cash equivalents and cash flows from operating activities will be sufficient to fund our working capital and meet our anticipated capital requirements for the next 12 months. Additionally, we may also raise funds by issuing debt or equity securities. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including the impact of the COVID-19 pandemic; the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; our investment in and build out of our campus headquarters; the expenses associated with our marketing initiatives; our investment in manufacturing and facilities to expand our manufacturing and production capacity; the costs required to fund domestic and international growth; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us, including the costs associated with our current litigation with a former co-manufacturer, and the shareholder derivative lawsuits putatively brought on our behalf; the expenses needed to attract and retain skilled personnel; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
Cash Flows
In the nine months ended October 2, 2021, approximately $177.9 million in aggregate expenditures to purchase inventory and property, plant and equipment and approximately $112.9 million in other cash outflows from operating, investing and financing activities were funded by net borrowings of $1,017.4 million, after repaying the entire balance of the revolving credit facility.
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated.

	Nine Months Ended
(in thousands)	October 2, 2021	September 26, 2020
Cash (used in) provided by:
Operating activities	$(191,047)	$(42,737)
Investing activities	$(104,433)	$(39,746)
Financing activities	$1,022,120	$21,279
Net Cash Used in Operating Activities
In the nine months ended October 2, 2021, we incurred a net loss of $101.7 million. The primary reason for net cash used in operating activities of $191.0 million was net cash outflows from changes in our operating assets and liabilities of $132.9 million. Net cash outflows from changes in operating assets and liabilities were primarily due to the increase in all three classes of inventory, increase in accounts receivable balances and escrow payments related to the Campus Lease (see Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report). The net cash outflows were partially offset by an increase in accrued expenses and other current liabilities. Net loss in the nine months ended October 2, 2021 included $43.6 million in non-cash expenses primarily comprised of share-based compensation expense and depreciation and amortization expense.
In the nine months ended September 26, 2020, we recorded a net loss of $27.7 million. The primary reason for net cash used in operating activities of $42.7 million was $48.2 million in net cash outflows from changes in our operating assets and liabilities, primarily due to increase in raw materials inventory resulting from pea protein isolate received pursuant to agreed upon delivery schedules to meet our anticipated product demand. The cash outflows from the increase in inventory were partially offset by the increase in accounts payable. Net loss in the nine months ended September 26, 2020 included $33.2 million in non-cash expenses primarily comprised of share-based compensation expense and depreciation and amortization expense.
Depreciation and amortization expense was $14.9 million and $9.3 million in the nine months ended October 2, 2021 and September 26, 2020, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our growth and investment in property, plant and equipment.
In the nine months ended October 2, 2021, net cash used in investing activities was $104.4 million and consisted of cash outflows for purchases of property, plant and equipment, primarily driven by continued investments in production equipment and facilities related to our capacity expansion initiatives domestically and abroad. Capital expenditures in the nine months ended October 2, 2021 include $10.4 million in payments for the purchase of a property that the Company had previously leased under an operating lease.
In the nine months ended September 26, 2020, net cash used in investing activities was $39.7 million and consisted of $38.0 million in cash outflows for purchases of property, plant and equipment, primarily driven by continued investments in production equipment and facilities related to our capacity expansion initiatives and international expansion, including the acquisition of a manufacturing facility in Europe located in Enschede, the Netherlands, and $2.3 million in cash outflows related to property, plant and equipment purchased for sale to co-manufacturers, partially offset by $0.6 million in cash received from co-manufacturers for equipment purchases.

Net Cash Provided by Financing Activities
In the nine months ended October 2, 2021, net cash provided by financing activities was $1,022.1 million primarily from the proceeds of the Notes of $1,066.1 million and $7.6 million in proceeds from stock option exercises, partially offset by repayment of revolving credit facility of $25.0 million, debt issuance costs of $23.6 million associated with the Notes, $2.7 million in payments of minimum withholding taxes on net share settlement of equity awards and payments under finance lease obligations.
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
Contractual Obligations and Commitments
There have been no significant changes during the nine months ended October 2, 2021 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the 2020 10-K, other than the following:
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
Leases
See Note 4, Leases, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
On January 14, 2021, we entered into a Lease (the “Campus Lease”) with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), to house our headquarters offices, lab and innovation space in El Segundo, California. The initial term of the Campus Lease is 12 years, with two renewal options, each for a period of five years.
Under the terms of the Campus Lease, we will lease an aggregate of approximately 281,110 rentable square feet in a portion of a building located at 888 Douglas Street, El Segundo, California (the “Premises”), to be built out by Landlord and delivered to the Company in three phases over a 26-month period. Aggregate payments towards base rent for the Premises over the term of the lease will be approximately $159.3 million.
Although we are involved in the design of the tenant improvements of the Premises, we do not have title or possession of the assets during construction. In addition, we do not have the ability to control the leased Premises until each phase of the tenant improvements is complete. As of October 2, 2021, the tenant improvements associated with Phase 1-A had not been completed, and the underlying asset had not been delivered to us. Accordingly, there was no lease commencement during the quarter ended October 2, 2021. Therefore, we have not recognized an asset or a liability for the Campus Lease in our condensed consolidated balance sheet as of October 2, 2021. We contributed $49.5 million in payments to a construction escrow account during the nine months ended October 2, 2021. These payments are recorded in “Prepaid lease costs, non-current” in our condensed consolidated balance sheet as of October 2, 2021, which will ultimately be recorded as a component of a right-of-use asset upon lease commencement. We anticipate further contributions as the Landlord continues to build out the Premises and anticipate that Phase-1A will be completed and the lease commencement date will occur during the fourth quarter of 2021 or the first quarter of 2022.

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
During Phase 1, we have agreed to invest $10.0 million in the JXEDZ through an intercompany investment in BYND JX and BYND JX has agreed to lease a facility in the JXEDZ for a minimum of two years. In connection with such agreement, BYND JX entered into a factory leasing contract with an affiliate of the JX Committee, pursuant to which BYND JX has agreed to lease and renovate a facility in the JXEDZ and lease it for a minimum of two years. Renovations in the leased facility were substantially completed and trial production began in the first quarter of 2021. In the second quarter of 2021, several commercial trials of certain of our manufacturing processes were completed. The facility is expected to complete the international Food Safety System Certification (FSSC) 22000 by the end of 2021 and, following the successful qualification of extrusion production capabilities in the third quarter of 2021, is expected to commercialize end-to-end production by the end of 2021. In the three and nine months ended October 2, 2021, we received $0.9 million and $1.1 million, respectively, in subsidies related to our investment in BYND JX from the Jiaxing Economic Development Zone Finance Bureau. In the event that we and BYND JX determine, in our sole discretion, to proceed with the Phase 2 development in the JXEDZ, BYND JX has agreed in the first stage of Phase 2 to increase its registered capital by $30.0 million and to acquire the land use right to a state-owned land plot in the JXEDZ to conduct development and construction of a new production facility. Following the first stage of Phase 2, we and BYND JX may determine, in our sole discretion, to permit BYND JX to obtain a second state-owned land plot in the JXEDZ in order to construct an additional facility thereon. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Investment in The PLANeT Partnership
On January 25, 2021, we entered into The PLANeT Partnership, LLC (“TPP”), a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. We believe TPP will allow us to reach more consumers by entering new product categories and distribution channels, increasing accessibility to plant-based protein around the world. For the three and nine months ended October 2, 2021, we recognized our share of the net losses in TPP in the amount of $0.6 million and $1.2 million, respectively. No such amounts were recognized in the three and nine months ended September 26, 2020. See Note 2, Summary of Significant Accounting Policies, elsewhere in this report.
Purchase Commitments
As of October 2, 2021, we had committed to purchase pea protein inventory totaling $82.0 million, approximately $29.1 million in the remainder of 2021 and $52.9 million in 2022. In addition, as of October 2, 2021, we had approximately $65.9 million in purchase order commitments for capital expenditures primarily to purchase machinery and equipment. Payments for these purchases will be due within twelve months from October 2, 2021. We intend to use cash from operations to fund these purchase commitments.
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
There have been no material changes in our critical accounting policies during the nine months ended October 2, 2021, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2020 10-K other than as described in Note 2, Summary of Significant Accounting Policies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
On March 2, 2021, we terminated our secured revolving credit agreement, dated as of April 21, 2020 (the “Credit Agreement”), among us, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent, and in connection with such termination: (i) all borrowings outstanding under the Credit Agreement were repaid in full by us; and (ii) all liens and security interests under the Credit Agreement in favor of the lenders thereunder were released. In the three and nine months ended October 2, 2021, we incurred $0 and $0.3 million, respectively, in interest expense related to our bank credit facilities. Upon termination of the revolving credit facility, unamortized debt issuance costs of $1.0 million associated with the revolving credit facility were written off as “Loss on extinguishment of debt,” which is included in “Other, net” in our condensed consolidated statement of operations for the nine months ended October 2, 2021.
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
To the extent that we do not have any interest-bearing debt and no events triggering special interest and additional interest on the Notes have taken place as of October 2, 2021, we do not believe that a 1.0% change in the interest rate would have a material effect on our results of operations or financial condition.
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
During the three and nine months ended October 2, 2021, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $1.0 million and $3.0 million, respectively, or a decrease of approximately $1.0 million and $3.0 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials. As of October 2, 2021, we had a multi-year sales agreement with Roquette for the supply of pea protein which expires in December 2022. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

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
Unrealized translation (losses) gains, net of tax, reported as cumulative translation adjustments through “Other comprehensive income (loss)” were $(1.7) million and $0.5 million for the nine months ended October 2, 2021 and September 26, 2020, respectively. Foreign currency transaction losses included in “Other, net” were $(0.2) million and $(0.4) million, respectively, in the three and nine months ended October 2, 2021. Foreign currency transaction (losses) gains included in “Other, net” were $(15,000) and $0.1 million, respectively, in the three and nine months ended September 26, 2020. Sensitivity to foreign currency exchange rates was not material as of October 2, 2021 and December 31, 2020.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For a description of our material pending legal proceedings, please see Note 10, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included elsewhere in this report, which description is incorporated by reference herein.

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
The global spread and unprecedented impact of COVID-19 continues to create significant volatility, uncertainty and economic disruption. COVID-19 has led governments and other authorities around the world to implement significant measures intended to control the spread of the virus, including social distancing measures, business closures or restrictions on operations, quarantines and travel bans. While some of these restrictions were lifted or eased in many jurisdictions as the rates of COVID-19 infections have decreased or stabilized and various COVID-19 vaccines are being distributed, a resurgence of COVID-19 and the impact of variants of the virus that causes COVID-19 in some markets has slowed the reopening process. Additionally, on November 4, 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration (OSHA) issued a COVID-19 Vaccination and Testing Emergency Temporary Standard requiring all employers with 100 or more employees to ensure that their employees are fully vaccinated or tests for COVID-19 on at least a weekly basis. The OSHA rule will also require that these employers provide paid-time for employees to get vaccinated, and ensure all unvaccinated workers wear a face mask in the workplace. It is not currently possible to predict with any certainty the exact impact the new regulation would have on our Company, suppliers and customers. As a company with more than 100 employees, we will be required to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly. Some employers, including the Company, already have implemented requirements for workers regarding vaccination status, testing, and/or other measures in response to COVID-19. The Company has required compliance with its COVID-19 vaccination policy no later than October 31, 2021 for all California based employees, and no later than December 31, 2021 for all other U.S. based employees, subject to any special exceptions or other approved reasonable accommodations. This policy and the OSHA standard could result in employee attrition, difficulty securing future labor and supply needs and may have an adverse effect on future profit margins.
Even if not required by governments and other authorities, companies are continuing to take various safety precautions, such as requiring employees to be vaccinated, employees to work remotely, imposing travel restrictions, reducing operating hours, imposing operating restrictions and temporarily closing businesses. These continuing restrictions, and future prevention and mitigation measures, imposed by governments and companies, are likely to continue to have an adverse impact on global economic conditions and consumer confidence and spending (including as a result of lower discretionary income due to unemployment or reduced or limited work as a result of measures taken in response to the pandemic), which has had, and is expected to continue to have, a material adverse impact on the demand for our products, particularly in our foodservice channel, and could materially adversely affect the supply of our products. Sustained market turmoil and business disruption due to COVID-19 have negatively impacted and are expected to continue to negatively impact our business, results of operations, financial condition and cash flows.
Impact of COVID-19 on our foodservice channel
COVID-19 has impacted business operations and customer and consumer demand in our foodservice channel as restaurants and other foodservice locations have been required to temporarily close or restrict indoor dining to limit the spread of COVID-19 or because of labor shortages. Although certain of these restrictions were lifted pursuant to multi-step reopening plans and exceptions to allow for carry-out and delivery have enabled certain of our customers to continue to generate business, we experienced a significant deterioration in sales to foodservice customers in 2020. For the year ended December 31, 2020, foodservice channel net revenues were $106.2 million compared to $153.1 million in the prior year. For the nine months ended October 2, 2021, foodservice channel net revenues were $103.5 million compared to $79.3 million in the prior-year period, a 30% increase. Although our foodservice channel net revenues showed recovery in the nine months ended October 2, 2021 from the severely depressed levels seen in the prior-year period, there is uncertainty related to the COVID-19 infection rates, as well as the reimplementation of safety measures in certain jurisdictions, and potential impact on customer demand levels. We expect to also continue to be impacted by decreased customer and consumer demand as a result of event cancellations and social distancing, government-imposed restrictions on public gatherings and businesses, shelter-in place orders and temporary restaurant and retail store closures and operating restrictions. Closures or scaled back operations have also resulted in delays in tests or launches of our products among our foodservice customers.
Impact of COVID-19 on our retail channel
While we initially experienced an increase in retail demand during the second quarter of 2020 as consumers shifted toward more at-home consumption, the level of retail demand meaningfully slowed during the third and fourth quarters of 2020. For example, for the three months ended June 27, 2020, we generated retail channel net revenues of $99.6 million, compared to $70.0 million in the three months ended September 26, 2020, and $75.1 million in the three months ended December 31, 2020. For the nine months ended October 2, 2021, retail channel net revenues were $260.5 million compared to $225.5 million in the prior-year period, a 15.5% increase. As the rates of infections of COVID-19 continue to increase in numerous regions of the world, the continuing impact of COVID-19 remains highly uncertain. It is, therefore, difficult to predict retail demand levels going forward, including as a result of foodservice establishments opening and potentially offsetting retail demand. Additionally, we could suffer product inventory losses or markdowns and lost revenue in the event of the loss or a shutdown of a major supplier, co-manufacturer or distributor, disruption of our distribution network, or decreased consumer confidence and spending, including because of labor shortages. We also have been providing heavier discounting on some of our products in response to COVID-19 and increased competition. Although these actions are intended to build brand awareness and increase consumer trials of our products, they have and are likely to continue to have a negative impact on our net revenues, gross profit, gross margin and profitability, impacting period-over-period results.
Impact of COVID-19 on our suppliers, co-manufacturers and distributors
We source ingredients from multiple suppliers around the world. Currently, the principal ingredient in most of our products is pea protein. In 2020, we scaled back our production in response to COVID-19 and to reduce our existing finished goods and work in process inventory levels, and saw an increase in our pea protein stocks. However, in light of the expected shelf life of our pea protein raw materials, we do not believe there is a risk of inventory obsolescence of these raw materials at this time. The impact of COVID-19 on any of our suppliers, co-manufacturers, distributors or transportation or logistics providers, including problems with their respective businesses, finances, labor matters (including illness or absenteeism in workforce, or effects of government or employer vaccine mandates), ability to import raw materials, product quality issues, costs, production, insurance and reputation, may negatively affect the price and availability of our ingredients and/or packaging materials and impact our supply chain. In addition, if the disruptions caused by COVID-19 continue or there are additional resurgences of COVID-19 and the appearance of more virulent variants of the virus that causes COVID-19, our ability to meet the demands of our customers may be materially impacted.
Impact of COVID-19 on our manufacturing operations and workforce
We have implemented and continue to practice a series of physical distancing and hygienic practices at our manufacturing and other facilities. If we are forced to scale back hours of production or close these facilities in response to the pandemic, we expect our business, results of operations, financial condition and cash flows would be materially adversely affected. Beginning in October 2021, we began requiring all employees to return to working in the office on a full-time basis. In the event that an employee tests positive for COVID-19, we may have to temporarily close one or more of our facilities for cleaning and/or quarantine one or more employees, which could negatively impact our operations and financial results.
Impact of COVID-19 on our international expansion and access to capital
Part of our growth strategy includes increasing the number of international customers and expanding into additional geographies. For example, in the second quarter of 2021, our manufacturing facility in Europe located in Enschede, the Netherlands, completed commercial trial runs for dry blend production and completed commercial trial runs for our extruded product in the third quarter of 2021. Also in the second quarter of 2021, several commercial trials of certain of our manufacturing processes were completed in our new end-to-end manufacturing facility in the Jiaxing Economic & Technological Development Zone near Shanghai. The facility is expected to complete the international Food Safety System Certification (FSSC) 22000 by the end of 2021 and, following the successful qualification of extrusion production capabilities in the third quarter of 2021, is expected to commercialize end-to-end production by the end of 2021. The timing and success of our ongoing international expansion efforts may be negatively impacted by COVID-19, which could impede our anticipated growth.
We may be subject to special COVID-19 related requirements, restrictions and testing, including those applicable to cold-chain food distribution, when our products or ingredients are imported into or circulated through Mainland China. If we do not comply with these requirements and/or our product tests positive for coronavirus, our ability to import or distribute our product may be negatively impacted and may result in recalls, administrative fines and civil liability, particularly if the problem results in sickness or injury.
Additionally, COVID-19 has created significant disruptions in the credit and financial markets, which could adversely affect our ability to access capital on favorable terms or at all.
The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any additional resurgences), impact of variants of the virus that causes COVID-19, the wide distribution and public acceptance of the various COVID-19 vaccines and their efficacy against COVID-19 and variants of the virus, labor needs at the Company as well as in the supply chain and at customers, compliance with government or employer COVID-19 vaccine mandates and the resulting impact on available labor, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, and the impact on consumer behavior, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Furthermore, the uncertainty created by COVID-19 significantly increases the difficulty in forecasting operating results and strategic planning. As a result, it is not currently possible to ascertain the ultimate impact of COVID-19 on our business, results of operations, financial condition or liquidity. However, COVID-19 has had and is expected to continue to have a material adverse impact on our business, results of operations, financial condition and cash flows and may adversely impact the trading price of our common stock. While the ultimate health and economic impact of COVID-19 continues to be highly uncertain, our business operations and results of operations, including our net revenues, gross profit, gross margin, earnings and cash flows, will be adversely impacted through 2021 and likely into 2022. Future events and effects related to the COVID-19 pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts. The impact of COVID-19 may also heighten other risks discussed in this report.

Risks Related to Our Indebtedness
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our Notes.
As of October 2, 2021, we had approximately $1.2 billion of consolidated indebtedness and other liabilities. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
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
We are subject to extensive regulations internationally where we manufacture, distribute and/or sell our products. Our products are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, composition and ingredients, storing, labeling, marketing, advertising and distribution of these products. For example, in early 2018, we received an inquiry from Canadian officials about the labeling and composition of products that we export to Canada. We responded promptly to that inquiry, identifying minor formulation changes that we made under Canadian regulations. If regulators determine that the labeling, advertising and/or composition of any of our products is not in compliance with foreign law or regulations, or if we or our co-manufacturers otherwise fail to comply with applicable laws and regulations in foreign jurisdictions where we operate and market products, we could be subject to civil remedies or penalties, such as fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of the products, or refusals to permit the import or export of products, as well as potential criminal sanctions. The consequences of a labeling or advertising violation in China can lead not only to fines from administrative authorities but also to multiple individual consumer lawsuits for nominal damages in the hundreds of dollars each, which can be costly to defend. In addition, enforcement of existing laws and regulations, changes in legal requirements and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. For example, China may introduce new Food Labeling Supervision Measures that could increase restrictions and require changes to our labels. In addition, with our expanding international operations, we could be adversely affected by violations of the FCPA, and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials or other third parties for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees, contractors or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, cash flows and financial condition.
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
The FDA and the USDA, state regulators or similar foreign regulatory authorities, such as Health Canada or the CFIA, or authorities of the UK, the EU or the EU member states, or China, including the State Administration for Market Regulation, could take action to impact our ability to use the term “meat” or similar words (such as “beef,” “burger” or “sausage,” including the Beyond Meat logo of the Caped Longhorn superhero) to describe or advertise our products. In addition, a food may be deemed misbranded if its labeling is false or misleading in any particular way, and the FDA, CFIA, EU member state authorities or other regulators could interpret the use of the term “meat” or any similar phrase(s) to describe our plant-based protein products as false or misleading or likely to create an erroneous impression regarding their composition.
For example, in 2018, the state of Missouri passed a law prohibiting any person engaged in advertising, offering for sale, or sale of food products from misrepresenting a product as meat that is not derived from harvested production livestock or poultry. The state of Missouri Department of Agriculture has clarified its interpretation that products which include prominent disclosure that the product is “made from plants,” or comparable disclosure such as through the use of the phrase “plant-based,” are not misrepresented under the Missouri law. Additional states, including Mississippi, Louisiana, and Oklahoma, have subsequently passed similar laws, and legislation that would impose additional requirements on plant-based meat products is currently pending in a number of other states. The United States Congress recently considered (but did not pass) federal legislation, called the Real MEAT Act, that could require changes to our product labeling and marketing, including identifying products as “imitation” meat products, and that would give USDA certain oversight over the labeling of plant-based meat products. If similar bills gain traction and ultimately become law, we could be required to identify our products as “imitation” in our product labels. Further, while we do not believe that USDA has the statutory authority to regulate plant-based products under the current legislative framework, USDA is considering naming requirements for other types of alternative protein products that could impact our naming expectations. Canadian Food and Drug Regulations also provide requirements for “simulated meat” products, including requirements around composition and naming.
In Europe, the Agriculture Committee of the European Parliament proposed in May 2019 to reserve the use of “meat” and meat-related terms and names for products that are manufactured from the edible parts of animals. In October 2020, the European Parliament rejected the adoption of this provision. In the absence of European Union legislation, Member States remain free to establish national restrictions on meat-related names. In June 2020, France adopted a prohibition on using names to indicate foodstuffs of animal origin to describe, market, or promote foodstuffs containing vegetable proteins. In October 2021, France published a draft implementing decree that may enter into force by January 2022, to define, for example, the sanctions in case of non-compliance. There is a risk that this new law will require labeling of products of non-French origin. We do not believe that the new French bill complies with the laws of the European Union, in particular the principle of free movement of goods. In November 2021, Beyond Meat co-signed a letter from the European Alliance of Plant-Based Foods protesting this law. Should EU member state regulatory authorities take action with respect to the use of the term “meat” or similar claims, such that we are unable to use those terms with respect to our plant-based products, we could be subject to enforcement action or recall of our products marketed with these terms, we may be required to modify our marketing strategy, or required to identify our products as “imitation” in our product labels, and our business, prospects, results of operations or financial condition could be adversely affected. In October 2021, the Turkish authorities challenged the use of the Caped Longhorn superhero logo, as well as the name “Beyond Meat,” alleging that the consumer is misled as to the characteristics of our products. The local distributor has made a submission that this is an unlawful restriction under the EU-Turkey Free Trade Agreement. Separately, competitors may also try to bring legal action against us. In late September 2020, three meat trade associations announced that they had initiated a lawsuit against a French plant-based meat company for unfair competition and violating the prohibition on meaty names of June 2020. To the best of our knowledge, the lawsuit has not been filed yet. In October 2020, a French trade association representing the cattle industry sent a cease-and-desist letter to one of our contract manufacturers alleging that the use of “meat” and meat-related terms is misleading the French consumer. As of November 8, 2021, we continued to be actively engaged in negotiations to settle this dispute. Nonetheless, despite our best efforts, these disputes could result in litigation before the courts, which could be costly and disruptive to our ability to market in these countries.
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
On March 19, 2021, Don Lee Farms requested the dismissal, without prejudice, of Don Lee Farms’ claims against our former contract manufacturer, ProPortion Foods, LLC and current contract manufacturer CLW Foods, LLC. On, March 23, 2021, ProPortion Foods, LLC requested that its claims against us be dismissed without prejudice. On March 26, 2021, the Court granted Don Lee Farms’ request to dismiss its claims against ProPortion Foods, LLC and CLW Foods, LLC; and granted ProPortion Foods, LLC request to dismiss its claims against us.
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
On June 11, 2021, former Beyond Meat employees Mark Nelson and Tony Miller, and current employee, Jessica Quetsch (collectively, the “individual defendants”), filed a motion for summary judgment on Don Lee Farms’ fraud claim asserted against them. On June 11, 2021, we filed a motion for summary adjudication on Don Lee Farms’ fraud and negligent misrepresentation claims, misappropriation of trade secret claim, and unfair competition claim under the California Business and Professions Code. On August 27, 2021, the Court ruled on the individual defendants’ and our motions for summary adjudication. The Court denied the individual defendants’ motion for summary adjudication. The Court also denied our motion for summary adjudication on Don Lee Farms’ fraud and negligent misrepresentation claims. The Court granted our motion for summary adjudication on Don Lee Farms’ trade secret misappropriation and unfair competition claims. Don Lee Farms’ trade secret misappropriation and unfair competition claims will not proceed to trial.
The previous trial date, September 27, 2021, was continued. Trial is currently set for May 16, 2022.
Don Lee Farms is seeking from Beyond Meat and the individual defendants unspecified compensatory and punitive damages, declaratory and injunctive relief, and attorneys’ fees and costs. We are seeking from Don Lee Farms monetary damages, restitution of monies paid to Don Lee Farms, injunctive relief, including the prohibition of Don Lee Farms’ use or disclosure of Beyond Meat’s trade secrets and the prohibition of Don Lee Farms’ infringing use of Beyond Meat’s trademarks, and attorneys’ fees and costs.
We believe we were justified in terminating the supply agreement with Don Lee Farms, that we are not liable for the fraud or negligent misrepresentation alleged in the third amended complaint, and that Don Lee Farms is liable for the conduct alleged in our amended cross-complaint. Conversely, as alleged in our amended cross-complaint, we believe Don Lee Farms misappropriated our trade secrets, defrauded us, and ultimately has infringed our trademarks.
We are currently in the process of litigating this matter and intend to vigorously defend ourselves and our current and former employees against the claims and to prosecute our own claims. We cannot assure you that Don Lee Farms will not prevail in all or some of their claims against us or the individual defendants, or that we will prevail in some or all of our claims against Don Lee Farms. For example, if Don Lee Farms succeeds in the lawsuit, we could be required to pay damages, including but not limited to contract damages reasonably calculated at what we would have paid Don Lee Farms to produce our products through 2019, the end of the contract term. Based on our current knowledge, we have determined that the amount of any material loss or range of any losses that is reasonably possible to result from this lawsuit is not estimable.
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
On April 1, 2020, the United States District Court for the Central District of California entered an order consolidating the Weiner action and the Brink/Klein action for all purposes and designated the consolidated case In re: Beyond Meat, Inc. Derivative Litigation (the “California Derivative Action”). On April 13, 2020, the Court entered an order appointing co-lead counsel for the California Derivative Action. On June 23, 2020, the Court entered an order approving a Joint Stipulation Regarding Stay of Actions. Under the terms of the stay approval order, all proceedings in the California Derivative Action are stayed until (1) the Tran securities class action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2) any motion to dismiss the Tran securities class action is denied in whole or in part. As noted in previous filings, the Tran securities class action was dismissed with prejudice on October 27, 2020, except for the class allegations of absent putative class members, which were dismissed without prejudice. On April 20, 2021, the parties filed a joint stipulation regarding briefing schedule, and the Court entered a schedule on April 21, 2021.
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
The parties have reached a preliminary settlement of the California and Chew Derivative Actions. The proposed settlement, which is subject to Court approval, includes the Company enacting certain corporate governance reforms and paying plaintiffs’ attorney fees and costs, the amount of which has not yet been determined. No other payment is contemplated in the proposed settlement. On October 1, 2021, the parties filed a Joint Report Regarding Settlement in the Central District of California stating that the parties reached a tentative settlement and requesting that the Court (i) vacate the briefing schedule for Defendants’ motion to dismiss, and (ii) issue an order setting November 19, 2021 as the deadline on or before which Plaintiffs must move for preliminary approval of the settlement. On October 4, 2021, the Court entered such an order.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	10-Q	6/12/2019	3.1
3.2	Amended and Restated Bylaws.	10-Q	6/12/2019	3.2
4.1	Form of Common Stock Certificate.	S-1/A	3/27/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated as of October 5, 2018, by and among the Registrant and the other parties thereto.	S-1	11/16/2018	4.2
4.3	Indenture, dated as of March 5, 2021, between Beyond Meat, Inc. and U.S. Bank National Association, as trustee.	8-K	3/05/2021	4.1
4.4	Form of certificate representing 0% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.3).	8-K	3/05/2021	4.2
10.1	Agreement, dated September 3, 2021 between Beyond Meat, Inc. and Sanjay Shah.*	8-K	9/3/2021	10.1
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2021 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

BEYOND MEAT, INC.

Date:	November 12, 2021	By:	/s/ Ethan Brown
Ethan Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2021	By:	/s/ Philip E. Hardin
Philip E. Hardin
Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)