Form 10-K
period 2021-12-31
BEYOND MEAT, INC.
filed 2022-03-02
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 2, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of the registrant’s common stock as reported on the Nasdaq Global Select Market on such date, was $9.1 billion.
As of February 28, 2022, the registrant had 63,455,450 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2021 are incorporated herein by reference in Part III where indicated.

Note Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties concerning the business, products and financial results of Beyond Meat, Inc. (including its subsidiaries unless the context otherwise requires, “Beyond Meat,” “we,” “us,” “our” or the “Company”). We have based these forward-looking statements largely on our current opinions, expectations, beliefs, plans, objectives, assumptions and projections about future events and financial trends affecting the operating results and financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
•the effects of the COVID-19 pandemic on our business, financial condition, cash flows and results of operations, including on our supply chain, the demand for our products, our product and channel mix, labor needs at the Company as well as in the supply chain and at customers, the timing and level of retail purchasing, the timing and level of foodservice purchasing, our manufacturing and co-manufacturing facilities and operations, our inventory levels, our ability to expand and produce in new geographic markets or the timing of such expansion efforts, the pace and success of new product introductions, the timing of new foodservice launches, and on overall economic conditions and consumer confidence and spending levels;
•the impact of uncertainty in our domestic and international supply chain, including labor shortages and disruption and shipping delays and disruption;
•a resurgence of COVID-19 and the impact of variants of the virus that causes COVID-19, which could slow, halt or reverse the reopening process, or result in the reinstatement of social distancing measures, business closures, restrictions on operations, quarantines and travel bans;
•the impact of uncertainty as a result of doing business in China and Europe;
•government or employer mandates requiring certain behaviors from employees due to COVID-19, including COVID-19 vaccine mandates, which could result in employee attrition at the Company, suppliers and customers as well as difficulty securing future labor and supply needs;
•the impact of adverse and uncertain economic and political conditions in the U.S. and international markets;
•the volatility of capital markets and other macroeconomic factors, including due to geopolitical tensions or the outbreak of hostilities or war;
•our ability to effectively manage our growth in the United States and abroad;
•our ability to streamline operations and improve cost efficiencies, which could result in the contraction of our business and the implementation of significant cost cutting measures;
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
i

•changes in the retail landscape, including the timing and level of trade and promotion discounts, our ability to grow market share and increase household penetration, repeat purchases, buying rates (amount spent per buyer) and purchase frequency, and our ability to maintain and increase sales velocity of our products;
•changes in the foodservice landscape, including the timing and level of marketing and other financial incentives to assist in the promotion of our products, our ability to grow market share and attract and retain new foodservice customers or retain existing foodservice customers, and our ability to introduce and sustain offering of our products on menus;
•the timing and success of distribution expansion and new product introductions in increasing revenues and market share;
•the timing and success of strategic partnership launches and limited time offerings resulting in permanent menu items;
•our estimates of the size of our market opportunities and ability to accurately forecast market growth;
•our ability to effectively expand our manufacturing and production capacity, including effectively managing capacity for specific products;
•our ability to accurately forecast our future results of operations, including fluctuations in demand for our products and any increased competition;
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
•our ability to procure sufficient high-quality raw materials at competitive prices to manufacture our products;
•the availability of pea and other protein that meets our standards;
•our ability to diversify the protein sources used for our products;
•our ability to differentiate and continuously create innovative products, respond to competitive innovation and achieve speed-to-market;
•our ability to successfully execute our strategic initiatives;

•the volatility associated with ingredient, packaging, transportation and other input costs;
•the impact of inflation across the economy, including higher food, grocery, transportation, labor and fuel costs;
•real or perceived quality or health issues with our products or other issues that adversely affect our brand and reputation;
•our ability to accurately predict consumer taste preferences, trends and demand and successfully innovate, introduce and commercialize new products and improve existing products, including in new geographic markets;
•significant disruption in, or breach in security of our information technology systems and resultant interruptions in service and any related impact on our reputation, including related to data privacy;
•the ability of our transportation providers to ship and deliver our products in a timely and cost effective manner;
•management and key personnel changes, the attraction, training and retention of qualified employees and key personnel and our ability to maintain our company culture as we continue to grow;
•risks related to use of a professional employer organization to administer human resources, payroll and employee benefits functions for certain of our international employees, and use of certain third party service providers for the performance of several business operations including payroll and human capital management services;
•the effects of natural or man-made catastrophic or severe weather events particularly involving our or any of our co-manufacturers’ manufacturing facilities or our suppliers’ facilities;
•the impact of marketing campaigns aimed at generating negative publicity regarding our products, brand and the plant-based industry category;
•the effectiveness of our internal controls;
•the requirements of being a public company and effects of increased administration costs related to compliance and reporting obligations;
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
•our ability to meet our obligations under our campus headquarters lease, the timing of occupancy and completion of the build-out of our space, cost overruns, delays and the impact of COVID-19 on our space demands;
•our ability to meet our obligations under leases for our corporate offices, manufacturing facilities and warehouses;

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
•risks inherent in investment in real estate;
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
•the sufficiency of our cash and cash equivalents to meet our liquidity needs, and service our indebtedness and our ability to access capital markets upon favorable terms;
•economic conditions and the impact on consumer spending;
•impact of increased scrutiny from stakeholders and institutional investors on environmental, social and governance practices;
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
This report also contains estimates and other statistical data obtained from independent parties and by us relating to market size and growth and other data about our industry and ultimate consumers. The number of retail and foodservice outlets are derived from data as of December 2021. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates and data.

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
“Beyond Meat,” “Beyond Burger,” “Beyond Beef,” “Beyond Sausage,” “Beyond Breakfast Sausage,” “Beyond Meatballs,” “Beyond Chicken,” “Beyond Fried Chicken,” “Beyond Pork,” “Go Beyond,” “The Cookout Classic,” “The Future of Protein,” the Caped Steer Logo, and “Eat What You Love,” are registered or pending trademarks of Beyond Meat, Inc. in the United States and, in some cases, in certain other countries. All other brand names or trademarks appearing in this report are the property of their respective holders. Solely for convenience, the trademarks and trade names contained herein are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

v

PART I
ITEM 1. BUSINESS.
Overview
Beyond Meat is a leading plant-based meat company offering a portfolio of revolutionary plant-based meats. We build meat directly from plants, an innovation that enables consumers to experience the taste, texture and other sensory attributes of popular animal-based meat products while enjoying the nutritional and environmental benefits of eating our plant-based meat products. Our brand commitment, “Eat What You Love,” represents a strong belief that there is a better way to feed our future and that the positive choices we all make, no matter how small, can have a great impact on our personal health and the health of our planet. By shifting from animal-based meat to plant-based protein, we can positively impact four growing global issues: human health, climate change, constraints on natural resources and animal welfare. The success of our breakthrough innovation model and products has allowed us to appeal to a broad range of consumers, including those who typically eat animal-based meats, positioning us to compete directly in the $1.4 trillion global meat industry.
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
Our flagship product is the Beyond Burger, designed to look, cook and taste like a traditional beef burger. We also sell a range of other plant-based meat products, including Beyond Sausage, Beyond Beef, Beyond Meatballs, Beyond Breakfast Sausage Patties, Beyond Breakfast Sausage Links, Beyond Beef Crumbles, Beyond Italian Sausage Crumbles and Beyond Chicken Tenders. All of our products are made from simple ingredients without GMOs, hormones, antibiotics or cholesterol. With the exception of certain Beyond Beef Crumbles which are not certified Kosher, all of our products are certified Kosher and Halal. All of our products are good to excellent sources of protein and we are focused on making them nutritionally dense, with minimal negative attributes relative to their animal protein equivalents. As of December 2021, our products were available at approximately 130,000 retail and foodservice outlets in more than 90 countries worldwide, across mainstream grocery, mass merchandiser, club store, convenience store and natural retailer channels, direct-to-consumer, and various food-away-from-home channels, including restaurants, foodservice outlets and schools.
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
Net revenues increased to $464.7 million in 2021 from $406.8 million in 2020 and $297.9 million in 2019, representing a 25% compound annual growth rate over a two-year period, compared to a 115% compound growth rate over a two-year period in 2020. We have generated losses since inception. Net loss in 2021, 2020 and 2019 was $182.1 million, $52.8 million and $12.4 million, respectively, as we pursued our long-term goal of future growth of our business, investing in innovation, people, infrastructure, product scaling and establishing strategic partnerships in the U.S., EU and China.
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
Foodservice channel net revenues recovered from 2020 levels and increased 31.7% to $139.9 million in 2021 from $106.2 million in 2020. Despite the improvement in foodservice channel net revenues in 2021 compared to the prior year, we recognize that our anticipation of continued steady recovery in the foodservice channel is based on the assumption that COVID-19 infection rates both in the U.S. and abroad will be reasonably contained. However, during the second half of 2021, the recent and more virulent COVID-19 variants adversely impacted the foodservice recovery. The impacts of the ongoing COVID-19 pandemic also continue to result in delays in tests or launches of our products among our foodservice customers and negatively impact the rate of our growth.
Retail channel net revenues increased 8.1% to $324.8 million in 2021 from $300.6 million in 2020. The increase in retail channel net revenues in 2021 was primarily driven by increased sales to international customers, partially offset by decreased sales in the U.S. retail channel. U.S. retail channel net revenues decreased to $243.4 million in 2021 from $264.1 million in 2020 primarily due to a general slowdown of growth in the U.S. plant-based meat category, higher trade discounts and, to a lesser extent, increased competition.
For the year ended December 31, 2021, our retail and foodservice channels accounted for approximately 69.9% and 30.1% of our net revenues, respectively. For the year ended December 31, 2020, our retail and foodservice channels accounted for approximately 73.9% and 26.1% of our net revenues, respectively. For the year ended December 31, 2021, our U.S. and international channels accounted for approximately 68.8% and 31.2% of our net revenues, respectively. For the year ended December 31, 2020, our U.S. and international channels accounted for approximately 79.9% and 20.1% of our net revenues, respectively. The change in mix of our distribution channels has been significant since the start of the COVID-19 pandemic, which is likely to continue to cause fluctuation in our financial results pending its duration, magnitude and effects.
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
We start by analyzing the composition and design of relevant animal-based meats at the molecular and structural level. The primary components, other than water, comprising animal-based meats are amino acids, lipids, carbohydrates and trace minerals, which are not exclusive to animals and are present in abundance in plants. The amino acids that form the proteins which represent the muscle of animal-based meat can be sourced from plants. We use proteins primarily extracted from yellow peas, as well as mung beans, faba beans, brown rice and other plant stock, through a physical process to separate protein and fiber. We then apply heating, cooling and pressure at rapid and varied intervals to weave the protein into a fibrous structure to create woven protein. Our woven protein is converted according to our formulas and specifications into a packaged product at our own facilities or by our network of co-manufacturers, after which the final packaged product is then shipped to distributors or direct to customers.
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
•Unique Approach to Our Brand
Our mission is to create nutritious plant-based meats that taste delicious and deliver a consumer experience that is indistinguishable from that provided by animal-based meats. We believe our brand commitment, “Eat What You Love,” encourages consumers to eat more, not less, of the traditional dishes they enjoy by using our products, while feeling great about the health, sustainability and animal welfare benefits associated with consuming plant-based protein. Our approach of bringing to market the best innovations each year is a strategy that engages the consumer and provides feedback from which we iterate and improve. This approach is one of the reasons all of our current U.S. retail products are non-GMO.
Our brand awareness has been driven by strong digital and social media marketing to reach our digitally native target audience. Consumers and the media are enthusiastic about the concept of authentically meaty tasting plant-based proteins. The viral nature of our marketing and brand-building has been enhanced by both the network of brand ambassadors we have developed throughout the United States and abroad, and our strong following by celebrities from the worlds of sports and entertainment who help promote the benefits of a plant-based diet and the Beyond Meat brand.
We launched the Go Beyond marketing campaign in February 2019, which seeks to mobilize our ambassadors to help raise brand awareness and make our products aspirational. In 2020, as part of this campaign, we launched our What if We all Go Beyond? brand anthem, inviting consumers to see how over time through small changes, such as what we put at the center of our plates, there can be a meaningful collective impact on human health and the health of our planet. Additionally, in response to the COVID-19 pandemic, in the second quarter of 2020 we undertook our Feed A Million+ campaign, where we, with the support of our brand ambassadors and other partners, donated and distributed more than one million Beyond Burgers and nourishing meals at no cost to food banks, healthcare workers, frontline responders and communities in need across the country. In 2021, we built awareness, reached new users and drove conversion via our Beyond Delicious campaign and our flagship Beyond Burger. Our messaging was focused on our core pillars of taste, health and sustainability in celebration of key tentpole moments such as summer grilling and tailgate season. We are focused on continuing to scale the Go Beyond campaign to new levels globally, using celebrity activation and paid media campaigns to welcome consumers to the brand, define the category and remain its leader.
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
•Dedicated Focus on Innovation
We invest significant resources in our innovation capabilities to develop plant-based meat alternatives to popular animal-based meat products. Our innovation team, comprised of over 200 scientists, engineers, researchers, technicians and chefs, as of December 31, 2021, has delivered several unique plant-based meat breakthroughs, as well as continuous improvements to existing products. We are able to leverage what we learn about taste, texture, aroma and appearance across our plant-based beef, pork and poultry platforms and apply this knowledge to each of our product offerings. In our Manhattan Beach Project Innovation Center, we have a strong pipeline of products in development, and can more rapidly transition our research from bench top to scaled production. As our knowledge and expertise deepens, our pace of innovation is accelerating, allowing for reduced time between new product launches. We expect this faster pace of product introductions and meaningful enhancements to existing products to continue as we innovate within our core plant-based platforms of beef, pork and poultry.
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
We have built a powerful brand with broad demographic appeal and a passionate consumer base. Our brand awareness is driven by strong digital and social media marketing. Our audience continues to grow from the attention generated by our large following of celebrities, influencers and brand ambassadors who identify with our mission.

•Product Portfolio Generates Demand Across Channels
Growing sales of our products have helped us foster strong relationships in a relatively short period of time. We provide our retailers with exciting new products in the meat case, where innovation rarely occurs. Many of our retail customers have experienced increasing levels of velocity of our products, measured by units sold per month per store, as well as repeat purchases.
Our foodservice customers are excited by the opportunity to differentiate their menu offerings and attract new customers by partnering with Beyond Meat, and are seeking new ways to further promote our products, for example through mass media advertising campaigns inclusive of TV, radio, out of home and digital channels. We believe our customers’ choice to feature Beyond Meat demonstrates the marketing power of our brand and overall consumer excitement for our products. This type of demand for our products has been a driving force in building strong ties with customers who have been continually impressed by the impact our brand can make on their business.
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
Cost Down Strategy
A key component of our strategy is to drive the cost of our product down over time, with the aspiration to eventually price at parity with animal-based protein. To enable this, in 2021 we kicked off our Cost Down program. The program consists of multiple workstreams with each workstream having an owner and a distinct cost reduction goal. We are pursuing initiatives such as soliciting competitive bids for ingredients, increasing manufacturing throughput, streamlining our internal fulfillment network, and reducing the cost of our packaging. Workstream owners report on their progress regularly and are held accountable for delivering on their goals.
Our Growth Strategy
•Pursue Top-line Growth Across our Distribution Channels
Subject to the ultimate duration, magnitude and effects of the COVID-19 pandemic, we believe there is a significant opportunity over time to continue to expand Beyond Meat beyond our retail and foodservice footprint of approximately 130,000 outlets in more than 90 countries worldwide as of December 2021 through distribution expansion, continued innovation and commercialization of new products, and increased penetration across channels. We believe increased distribution will lead to growing consumer awareness and demand for nutritious, convenient and high protein plant-based foods, leading to an increase in the overall size of the plant-based protein category as more consumers shift their diets away from animal-based proteins.
We have developed a strategy to pursue growth within the following distribution channels:
• U.S. Retail: We plan to grow our sales within U.S. retail by focusing on increasing market share, household penetration, repeat purchases, buying rates (amount spent per buyer) and purchase frequency, sales velocity and new product introductions. As we continue to strive towards price parity with animal-based products, pricing strategy and pack architecture will be important factors in increasing household penetration, repeat purchases and buying rates as well as increasing velocity for our retail customers. As of December 2021, our products were available in approximately 34,000 retail outlets in the United States.
• U.S. Foodservice: We plan to continue to expand our network of foodservice partners, including large full service restaurant (“FSR”) and QSR customers, with increased penetration across this channel reflecting a desire by foodservice establishments to add plant-based products to their menus and to highlight these offerings. Through enhanced marketing efforts we intend to continue to build our brand, amplify our value proposition around taste, health and sustainability, serve as a best-in-class partner to strategic and other QSR customers to support product development and category management, and drive consumer adoption of our products. As of December 2021, our products were available in approximately 38,000 foodservice outlets in the United States.
• International Retail: We believe there is significant demand for our products globally in the retail channel. Similar to U.S. retail, we are focused on increasing market share, household penetration, repeat purchases, buying rates (amount spent per buyer) and purchase frequency, sales velocity and new product introductions globally. As of December 2021, our products were available in approximately 30,000 international retail outlets.
• International Foodservice: We plan to continue to expand our network of foodservice partners globally, including large FSR and QSR customers, with increased penetration across this channel reflecting a desire by foodservice establishments to add plant-based products to their menus and to highlight these offerings. As of December 2021, our products were available in approximately 28,000 international foodservice outlets.
•Invest in Infrastructure and Capabilities
We are committed to prioritizing investment in our infrastructure and capabilities in order to support our strategic expansion plans. In 2021, we continued to make significant investments in hiring the best people, maximizing our supply chain capabilities, investing in innovation, sales and marketing, investing in facilities, both domestically and internationally, and optimizing our systems in order to establish a sustainable market-leading position for the long-term future.
We are continually reviewing opportunities to increase and/or leverage manufacturing capacity across our network, identifying opportunities to increase overall equipment effectiveness, and identifying opportunities to leverage our internal manufacturing and co-manufacturers. We are also investing in new technology to drive higher yield and/or flexibility to better adjust our capacity to our customer demands.
•Expand Our Product Offerings
The success of our products has confirmed our belief that there is significant demand for additional plant-based meat products. We intend to strengthen our product offerings by improving the formulations for our existing portfolio of products and by creating new products that expand the portfolio. We are continually refining our products to improve their taste, texture, aroma and appearance. In addition, we are committed to increasing our investment in research and development to continue to innovate within our core plant-based platforms of beef, pork and poultry to create exciting new product lines and improve the formulations for our existing portfolio of products.
Our new product launches in 2021 included new versions of the Beyond Burger and Beyond Beef in U.S. foodservice and retail channels, the launch of Beyond Chicken Tenders in U.S. foodservice and retail channels, and the tests of Beyond The Original Orange Chicken and Beyond Pepperoni in the U.S. foodservice channel. New product launches in international channels in 2021 included Beyond Meatballs in the EU; Beyond Breakfast Sausage Links and Beyond Italian Sausage Crumbles (foodservice) in Canada, the test of Beyond Meat Nuggets (foodservice) in Canada, and the test of the McPlant burger in the U.K. and Ireland (foodservice).
•Continue to Grow Our Brand
We intend to continue to develop our brand and increase awareness of Beyond Meat. We plan on highlighting our “Go Beyond” message and the global benefits that come with eating our products. We also plan to continue to create relevant content with our network of celebrities, influencers and brand ambassadors, who have successfully built significant brand awareness for us by supporting our mission and products and incorporating Beyond Meat into their daily lifestyle. Subject to the ultimate duration, magnitude and effects of the COVID-19 pandemic, we also intend to resume and expand our field marketing efforts to sample products directly with consumers in stores and at relevant events.
Our Products
We sell a range of plant-based meat products across the three core platforms of beef, pork and poultry. Depending on the product and channel, they are offered in ready-to-cook or ready-to-heat formats. All of our products are made from simple ingredients without GMOs, hormones, antibiotics or cholesterol. With the exception of certain Beyond Beef Crumbles which are not certified Kosher, all of our products are certified Kosher and Halal. All of our products are good to excellent sources of protein and we are focused on making them nutritionally dense, with minimal negative attributes relative to their animal protein equivalents.
Beyond Burger: The Beyond Burger, our flagship product, was our first product merchandised in the meat case of grocery stores in the United States. The Beyond Burger is designed to look, cook and taste like an 80/20 ground beef burger. In 2021, we introduced the latest iteration of our Beyond Burger in the U.S. which offers consumers both a better taste and sensory experience as well as improved nutrition, including B vitamins and minerals comparable to the micronutrient profile of 80/20 beef. It is made from a blend of pea and rice proteins, providing 20 grams of protein per serving and 35% less saturated fat than 80/20 beef. It also has no cholesterol, soy, gluten or GMOs. In addition, we launched a new pack size in 2021 with 4 plant-based patties per tray designed to feed a family and available in the fresh meat aisle. To improve our sustainability footprint and plastic use, this new item is packaged in a new tray made from recycled PET.
Cookout Classic: In June 2020, in response to COVID-19, we launched our Cookout Classic value packs, a limited edition offering with 10 plant-based burgers per carton available in the frozen aisle, made from a blend of pea and rice proteins, providing 18 grams of protein per serving. In 2021, we made this a permanent item in our product portfolio with 8 plant-based burgers per carton available in the frozen aisle.
Beyond Beef: Beyond Beef is designed to have the meaty taste and texture of ground beef and replicate the versatility of ground beef. In 2021, we introduced a new iteration of our Beyond Beef with 35% less saturated fat than 80/20 beef or five grams per four-ounce serving. Like our flagship Beyond Burger product, the latest Beyond Beef offers consumers a better taste and sensory experience as well as improved nutrition. Like animal-based ground beef, Beyond Beef can be used in a variety of dishes, such as tacos and meatballs, and is sold to our foodservice partners for use in menu items such as pizza toppings. It is made from a blend of pea and rice proteins, and has no cholesterol, soy, gluten or GMOs.
Beyond Sausage: Beyond Sausage is designed to look, cook and taste like a pork sausage. Beyond Sausage is made from a blend of pea, rice and faba bean proteins. Beyond Sausage’s primary source of protein comes from peas, providing 16 grams of protein and three grams of fiber per serving, and has 35% less saturated fat than the leading pork dinner sausage. It also has no cholesterol, no soy, gluten or GMOs. Beyond Sausage currently comes in three flavors: Brat Original, Hot Italian and Sweet Italian.
Beyond Breakfast Sausage: Beyond Breakfast Sausage Patties and Beyond Breakfast Sausage Links are designed to replicate a classic pork breakfast sausage patty or link. Beyond Breakfast Sausage is made from a blend of pea and rice proteins and seasoned with savory herbs and spices. Beyond Breakfast Sausage Patties provide 11 grams of plant-based protein per serving, and 35% less saturated fat and sodium than the leading pork breakfast sausage, while Beyond Breakfast Sausage Links provide 8 grams of plant-based protein per serving and 40% less sodium than the leading pork breakfast sausage. Each has no cholesterol, soy, gluten or GMOs.
Beyond Meatballs: Beyond Meatballs are pre-formed and designed to replicate ground beef or pork meatballs. Designed as a convenient meal solution for consumers, Beyond Meatballs are made from a blend of pea and rice proteins. They provide 19 grams of protein per serving, and have no cholesterol, soy, gluten or GMOs.
Beyond Beef Crumbles: Beyond Beef Crumbles are ready-to-heat products designed to look and satisfy like minced or ground beef. Beyond Beef Crumbles’ primary source of protein comes from peas, providing 14 grams of protein per serving, and has no soy, gluten or GMOs. Beyond Beef Crumbles currently come in two flavors for retail: Beefy and Feisty. The four flavors available for foodservice are Plain, Beefy, Feisty and Italian Sausage.
Beyond Chicken Tenders: Beyond Chicken Tenders are a plant-based breaded product designed to look and satisfy like animal-based chicken tenders. Beyond Chicken Tenders’ primary source of protein comes from faba beans and they have no cholesterol or GMOs. The ready-to-cook foodservice version launched in July 2021 has 14 grams of protein per serving and 40% less saturated fat than the leading animal-based chicken nugget. The ready-to-heat retail version introduced in September 2021 has 13 grams of protein per serving and 50% less saturated fat than the leading animal based chicken nugget.
Customers
Since the success of the Beyond Burger, we have created a strong presence at leading food retailers across the United States and abroad. As of December 2021, our products were available in approximately 34,000 retail outlets in the United States and 30,000 retail outlets internationally. Retail channel net revenues in 2021 increased $24.3 million, or 8.1%, as compared to the prior year.
As of December 2021, our products were available in approximately 38,000 foodservice outlets in the United States and 28,000 foodservice outlets internationally. Notwithstanding the impact of the COVID-19 pandemic on our foodservice channel since the latter half of March 2020, we remain focused on expanding our partnerships with foodservice customers over time, including large FSR and QSR customers in the United States and abroad. Foodservice channel net revenues in 2021 increased $33.7 million, or 31.7%, as compared to the prior year primarily due to an increase in the number of outlets selling our products.
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
For 2021, DOT Foods, Inc. (“DOT”) and Zandbergen WFM accounted for approximately 12% and 11% of our gross revenues, respectively. For 2020, Costco accounted for approximately 13% of our gross revenues. For 2019, DOT and United Natural Foods, Inc. (“UNFI”) accounted for approximately 17% and 16% of our gross revenues, respectively. No other distributor or customer accounted for more than 10% of our gross revenues in 2021, 2020 or 2019.
Our Supply Chain
•Sourcing and Suppliers
The principal ingredient used to manufacture our products is pea protein. We procure the raw materials for our woven protein from a number of different suppliers. Although most of the raw materials we require are typically readily available from multiple sources, we currently have a limited number of suppliers for the pea protein used in our products.
• Supply Agreements
We have a multi-year sales agreement with Roquette Frères (“Roquette”) for the supply of pea protein which expires on December 31, 2022. We are obligated to purchase certain minimum annual amounts as specified in the agreement.

Subsequent to the year ended December 31, 2021, on February 8, 2022, we amended our supply agreement for pea protein with PURIS Proteins, LLC, or Puris, (the “Puris Agreement”) to extend the term through December 31, 2022. We obtain pea protein under the Puris Agreement on a purchase order basis and have the right to cancel purchase orders if we provide timely written notice. The amount purchased in each quarter of 2022 is mutually agreed upon by us and Puris prior to each quarter and becomes a binding quarterly commitment upon such agreement. We also have the right to be indemnified by Puris and must indemnify Puris in certain circumstances.
We continually seek additional sources of pea protein and other plant-based protein for our products that meet our criteria.
Flavors consist of product flavors that have been developed by our innovation team in collaboration with our supply partners exclusively for us or in collaboration with our foodservice partners. The formulas are then produced by our suppliers for use in our products. Ingredients in our flavors are qualified through trials to ensure manufacturability. Upon receipt of the ingredients, we receive Certificates of Analysis from our suppliers in our quality control process to confirm that our rigorous standards have been met. Flavors are extensively tested prior to introduction to ensure finished product attributes such as taste, texture, aroma and appearance are not negatively impacted.
Other than the pea protein supply agreements described above, we generally do not have long-term supply agreements with our other suppliers. As most of the raw materials we use in our flavors are readily available in the market from many suppliers, we believe that we can within a reasonable period of time make satisfactory alternative arrangements in the event of an interruption of supply from our vendors.
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
We depend on co-manufacturers for the manufacturing of some of our products. Our co-manufacturers are currently in various locations throughout the United States, as well as Canada and the Netherlands. We continue to explore establishing more of our own internal production facilities domestically and abroad to produce our woven proteins, blends of flavor systems and binding systems, and finished goods, while pursuing additional relationships with co-manufacturers to take advantage of more competitive pricing and availability of our products.
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
At present, we manage loads through Manhattan Active Transportation Management System and FourKites for real-time load tracking and visibility to manage our supply chain through retail distribution.
Order Fulfillment
Our customer service and logistics functions are responsible for customer-facing activities, order management, customer logistics, 3PL leadership and intra-company distribution. We utilize Oracle NetSuite ERP and integration with our 3PL Cloud interface platforms for these processes. Customer orders are principally transmitted via electronic data interface, or EDI, but may be processed manually if necessary. Orders are accepted in NetSuite, reviewed for accuracy and fulfillment plans are developed. When fulfillment plans are ready, orders are downloaded and emailed to our transportation partners for tendering. Metrics for the Customer Service and Logistics team include order fill, on-time shipping, customer scorecards as needed and cost leadership. We have agreements with third-party service providers for all of our shipping needs.
Sales and In-Store Activation
•Sales
As of December 31, 2021, our sales team is organized into four divisions, retail, foodservice, international and strategic partnerships. Additionally, we have strong support functions with Category Management, Consumer Insights and Analytics, Field and Shopper Marketing and In-Store Activation. The sales team has an extensive range of experience from leading CPG, natural food, meat and plant-based protein companies. It works in close coordination with a network of global broker and distributor partners that gives us the expertise and access to accounts and markets across all key global markets in an efficient and scalable fashion as we continue to grow our footprint and sales globally.
•Field Marketing
Beyond Meat’s global food marketing team drives consumer and customer trial and awareness via "Tasting is Believing” across retail and foodservice channels through in-store sampling, events and trade shows. Our Beyond Meat food trucks deliver a best-in-class sampling experience with customers and consumers while being leveraged for content creation, PR activations and QSR / influencer campaigns.
•Brand Marketing
The primary means by which we have driven consumer awareness of our products is via social and digital media, PR, retail and foodservice shopper marketing, ambassador and influencer activations, paid media and strategic partnerships. Our marketing strategy focuses on driving awareness all the way through to purchase and loyalty.
We maintain active social media platforms such as Facebook, Instagram, TikTok and Twitter to build awareness, share news, reach new audiences and engage with our consumers. As of December 31, 2021, we had the largest social media following within the plant-based meat category, and in May 2021 our Instagram account, @beyondmeat, reached one million followers. These platforms allow us to engage with our consumers and directly reach target demographics such as millennials and “Generation Z.” We also maintain an active newsletter, which we use to distribute brand information and news, foster loyalty through unique offers and share recipe content to inspire usage. As of December 31, 2021, we had over 632,000 newsletter subscribers.
We also maintain a registered domain website at www.beyondmeat.com, which serves as the primary source of information regarding our products, as wells as foreign domains in certain countries. Our website is used as a platform to promote our products, provide news, share recipes, highlight nutritional facts and provide general information on where to purchase our products.
We are fortunate to have partnered with a network of brand ambassadors and developed a strong following by celebrities from the worlds of sports and entertainment who share our core values. Their organic involvement and interest are helpful to promote our overall mission, strategic partnerships and Go Beyond brand campaign, which was first launched in 2019 and continues to be a central part of our marketing efforts.
In 2021, we also deployed a mix of targeted paid advertising campaigns to build awareness, reach new users and drive conversion. Our paid digital initiatives included social, programmatic, podcasts, connected TV, and digital offers and rewards. Beginning May 2021, we also ran a robust out-of-home campaign in nine key markets across the United States to support two of our primary seasons—summer grilling and tailgating.
•Shopper Marketing and In-Store Activation
Our shopper and foodservice marketing team is focused on partnering with our top retailers to build customized in-store activation programs that increase sales, distribution and velocity for the customer and our products while elevating our brand equity. The team is focused on our top strategic foodservice and retail customers who have robust capabilities to engage shoppers across all omni-channel media touchpoints. These programs are focused on driving incremental shopper conversion at retail and foodservice outlets to achieve our planned sales goals.
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
• lack of cholesterol, soy, gluten and GMOs;
• convenience;
• price and promotion tactics;
• brand awareness and loyalty among consumers;
• media spending;
• product variety and packaging;

• access to major retailer shelf space and retail locations;
• access to major foodservice outlets and integration into menus;
• innovation; and
• intellectual property protection on products.
We believe we compete effectively with respect to each of these factors. However, many companies in our industry have substantially greater financial resources, more comprehensive product lines, broader market presence, longer standing relationships with distributors and suppliers, longer operating histories, greater production, commercialization and distribution capabilities and greater marketing resources than we have.
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
As of December 31, 2021 we employed over 200 scientists, engineers, researchers, technicians and chefs to help create the next generation of food for our consumers.
Our Beyond Meat Rapid and Relentless Innovation Program defines the details of the product innovation process from ideation and prototype development through commercialization. This process assigns responsibility and accountability of each functional team throughout the process and defines deliverables at each step.
Product Innovation
Innovation is a core competency of ours and an important part of our growth strategy. Our goal is to identify large, animal-based meat product categories across our core plant-based platforms of beef, pork and poultry that exhibit long-term consumer trends. We then dedicate significant research and development resources to create authentic plant-based versions of these products that replicate the taste, texture, aroma and appearance of their animal-based equivalents. We have been able to leverage the success of our existing products and resulting brand equity to launch improved versions of our existing products and create new products. We have a range of new products in our pipeline and our goal is to develop at least one new product a year.
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
Seasonality
Generally, we expect to experience greater demand for certain of our products during the summer grilling season. In 2021, U.S. retail channel net revenues during the second quarter were 21% higher than the first quarter. In 2020, the impact of COVID-19 amplified this seasonal impact with U.S. retail channel net revenues increasing 80% compared to the first quarter of 2020. We continue to see additional seasonality effects, especially within our retail channel, with revenue contribution from this channel tending to be greater in the second and third quarters of the year, along with increased levels of purchasing by customers ahead of holidays, the impact of customer shelf reset activity and the timing of product restocking by our retail customers. In an environment of uncertainty from the impact of COVID-19, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.
Human Capital Resources
•Employees
As of December 31, 2021, we had 1,108 full-time employees and 311 full-time contract workers. None of our employees is represented by a labor union. We have never experienced a labor-related work stoppage.
•Employee Health and Safety during COVID-19
The health and safety of our employees is a top priority for us. We have established a COVID-19 cross-functional task force that meets regularly and continually monitors and tracks relevant data including guidance from local, national and international health agencies. This task force works closely with our senior leadership team and is instrumental in making critical, timely decisions and is committed to continuing to communicate to our employees as more information is available to share. In response to COVID-19, we have taken, and continue to take, safety measures to ensure the health and safety of our employees as well as the communities in which we operate.
While our manufacturing facilities and our Manhattan Beach Project Innovation Center remained operational, beginning in March 2020 employees at our corporate headquarters began working remotely. Beginning in July 2021, our corporate employees returned to work and were provided a flexible working schedule of working in the office or remotely depending on job responsibilities, company need and performance. Beginning in October 2021, we began requiring headquarters-based employees to return to working in the office. At all of our facilities, we follow current guidelines from local departments of public health and have implemented comprehensive preventative hygienic measures to support the health and safety of our employees. In addition, we strongly encourage face coverings while indoors and have implemented a mandatory vaccine policy absent approved accommodations and regular testing. At our manufacturing facilities, we have implemented a series of physical distancing and hygienic practices to further support the health and safety of our manufacturing employees. Travel and field marketing activities have resumed with instructions to adhere to COVID-19-related guidelines. Illness prevention policies have been updated company-wide to state that no employee may be onsite when experiencing any symptom of illness. Employees must remain home when sick and may not return onsite until symptom-free and must provide a negative COVID-19 certificate 24-hours prior to returning.

•Diversity and Inclusion
We are committed to diversity and inclusion across all aspects of our company. We have developed a diversity and inclusion framework that is centered on minimizing subjectivity via data-driven decisions to reduce the risk of bias and ensure that everyone owns responsibility for inclusive behaviors and actions across the organization. We have established hiring principles that focus on our mission to hire people from diverse backgrounds who will add to our culture. In addition, we are actively working on our diversity and inclusion roadmap, which we plan to implement in 2022, that will be focused on 4 pillars: workplace inclusion, employee experience, inclusive brand and community.
•Mission, Culture and Engagement
Everything we do is powered by our mission and core values and our corporate culture reflects that. As a result, we enjoy a highly motivated and skilled workforce committed to our mission and our company. We believe we have a very unique culture which promotes employee engagement. Our employees are driven by our mission which promotes collaboration and innovation. We promote employee engagement by organizing various employee activities that are aligned with our mission, including our weekly “Coffee Talk,” a forum for employee engagement.
•Total Rewards and Pay Equity
We strive to attract and retain diverse, high caliber employees who raise the talent bar by offering competitive compensation and benefit packages, regardless of their gender, race or other personal characteristics. We regularly review and survey our compensation and benefit programs against the market to ensure we remain competitive in our hiring practices. We provide employee salaries that are competitive and consider factors such as an employee’s role and experience, the location of their job and their performance. We also review our compensation practices, both in terms of our overall workforce and individual employees, to ensure our pay is fair and equitable. In addition to our competitive salaries, in an effort to enhance our employees’ sense of participation in the company and to further align their interests with those of our stockholders, we offer equity to all of our salaried employees.
We also offer a variety of comprehensive medical benefits to our employees. In addition to medical benefits, we offer our employees dental and vision coverage, health savings and flexible spending accounts, paid time off, paid company holidays, paid parental leave, bereavement leave, pet bereavement leave, employee assistance programs, a 401(k) retirement savings plan with company matching contributions, voluntary short-term and long-term disability insurance, and life insurance.
•Development and Retention
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
We aggressively protect our intellectual property rights by relying on trademark, copyright, patent, trade dress and trade secret laws and through the domain name dispute resolution system. We maintain a registered domain website at www.beyondmeat.com, as wells as foreign domains in certain countries.
We believe our intellectual property has substantial value and has contributed significantly to our business. As of December 31, 2021, we had two issued patents in the United States and three issued patents outside the United States (U.K., Indonesia and Australia), four pending patent applications in the United States,13 pending international patent applications, one Patent Cooperation Treaty Application and one provisional patent application.
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
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by its chief operating decision maker (“CODM”), in deciding how to allocate resources to an individual segment and in assessing performance. Our CODM is our Chief Executive Officer. We have determined that we operate in one operating segment and one reportable segment, as our CODM reviews financial information presented on an aggregate basis for purposes of making operating decisions, allocating resources and evaluating financial performance.
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

In addition, the United States Congress recently considered (but did not pass) federal legislation, called the Real MEAT Act, that could require changes to our product labeling and marketing, including identifying products as “imitation” meat products.
In addition to federal regulatory requirements in the United States, certain states impose their own manufacturing and labeling requirements. For example, every state in which our products are manufactured requires facility registration with the relevant state food safety agency, and those facilities are subject to state inspection as well as federal inspection. Further, states can impose state-specific labeling requirements. For example, in 2018, the state of Missouri passed a law that prohibits any person engaged in advertising, offering for sale, or sale of food products from misrepresenting products as meat that are not derived from harvested production livestock or poultry. The state of Missouri Department of Agriculture has clarified its interpretation that products which include prominent disclosure that the product is “made from plants,” or comparable disclosure such as through the use of the phrase “plant-based,” are not misrepresented under Missouri law. Additional states, including Arkansas, Georgia, Mississippi, Louisiana, Oklahoma, South Dakota and Wyoming, have subsequently passed similar laws, and legislation that would impose specific requirements on the naming of plant-based meat products is currently pending in a number of other states. We believe that our products are manufactured and labeled in material compliance with existing state requirements, including the 2018 Missouri law, and pay close attention to any developments at the state or federal level that could apply to our products and our labeling claims.
We are also subject to the laws of Australia, Canada, Hong Kong, Israel, China, the European Union (and individual member countries) and the United Kingdom, among others, and requirements specific to those jurisdictions could impose additional manufacturing or labeling requirements or restrictions. For example, in Europe, the Agriculture Committee of the European Parliament proposed in May 2019 to reserve the use of “meat” and meat-related terms and names for products that are manufactured from the edible parts of animals. In October 2020, the European Parliament rejected the adoption of this provision. In the absence of European Union legislation, Member States remain free to establish national restrictions on meat-related names. In June 2020, France adopted a prohibition on using names to indicate foodstuffs of animal origin to describe, market, or promote foodstuffs containing vegetable proteins. In October 2021, France published a draft implementing decree that may enter into force by April 2022, to define, for example, the sanctions in case of non-compliance. We do not believe that the new French bill complies with the laws of the European Union, in particular the principle of free movement of goods. We also note that this prohibition has not been appropriately notified to the European Commission, and that as a result the prohibition is in principle non-enforceable. In November 2021, Beyond Meat co-signed a letter from the European Alliance of Plant-Based Foods protesting this law. In October 2021, the Turkish authorities challenged the use of the Caped Longhorn superhero logo, as well as the name “Beyond Meat,” alleging that the consumer is misled as to the characteristics of our products. The local distributor has made a submission that this is an unlawful restriction under the EU-Turkey Free Trade Agreement. In December 2021, the Turkish authorities rejected this submission, and held that references to “plant-based” in combination with “meat” would mislead the consumer. Beyond Meat is actively monitoring these developments, but if adopted, they may require it to change its labeling and advertising.
We are subject to labor and employment laws, laws governing advertising, privacy laws, anti-corruption laws, safety regulations and other laws, including consumer protection regulations that regulate retailers or govern the promotion and sale of merchandise. Our operations, and those of our co-manufacturers, distributors and suppliers, are subject to various laws and regulations relating to environmental protection and worker health and safety matters. We monitor changes in these laws and believe that we are in material compliance with applicable laws. These laws and regulations are constantly evolving, and it is challenging to predict accurately the effect they may have upon the capital expenditures, earnings and our competitive position in the future.
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
On March 5, 2021, we issued $1.0 billion aggregate principal amount of our 0% Convertible Senior Notes due 2027 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). On March 12, 2021, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $150.0 million aggregate principal amount of our 0% Convertible Senior Notes due 2027 (the “Additional Notes”, and together with the Convertible Notes, the “Notes”), and such Additional Notes were issued on March 16, 2021. See Note 8, Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report.
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
On January 14, 2020, we registered Beyond Meat EU B.V., in the Netherlands. On April 28, 2020, we registered Beyond Meat (Jiaxing) Food Co., Ltd. in the Zhejiang Province in China. On June 17, 2021, we incorporated our subsidiary, Beyond Meat Canada Inc. in Canada.
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
Investors and others should note that Beyond Meat routinely announces material information to investors and the marketplace using SEC filings, press releases, public conference calls, webcasts and the Beyond Meat Investor Relations website. We also intend to use certain social media channels as a means of disclosing information about us and our products to consumers, our customers, investors and the public (e.g., @BeyondMeat, #BeyondBurger and #GoBeyond on Facebook, Instagram and Twitter, and @BeyondMeatOfficial on TikTok). The information posted on social media channels is not incorporated by reference in this report or in any other report or document we file with the SEC. While not all of the information that the Company posts to the Beyond Meat Investor Relations website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, the Company encourages investors, the media, and others interested in Beyond Meat to review the information that it shares at the “Investors” link located at the bottom of our webpage at https://investors.beyondmeat.com/investor-relations and to sign up for and regularly follow our social media accounts. Users may automatically receive email alerts and other information about the Company when enrolling an email address by visiting "Request Email Alerts" in the "Investors" section of Beyond Meat’s website at www.investors.beyondmeat.com/investor-relations.
ITEM 1A. RISK FACTORS.
Risk Factor Summary
We are providing the following summary of the risk factors contained in this report to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors immediately following this summary as well as the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Note Regarding Forward-Looking Statements,” and our consolidated financial statements and related notes, before deciding whether to invest in shares of our common stock. The risks and uncertainties described in this report may not be the only ones we face. If any of the risks actually occurs, our business, financial condition, operating results, cash flows and prospects could be materially and adversely affected. In this case, the trading price of our common stock would likely decline and you might lose part or all of your investment in our common stock. These risks and uncertainties include, but are not limited to, the following:
•Risks Related to Our Business, such as, effects of the COVID-19 pandemic on our business; our history of losses and ability to achieve or sustain profitability, which could result in the contraction of our business and the implementation of significant cost cutting measures; our ability to effectively expand our manufacturing operations and accurately forecast demand for our products; our ability to forecast future results of operations or market growth; our reliance on a limited number of third-party suppliers and our ability to procure sufficient high quality raw materials; disruptions to our supply chain; limited availability of pea protein that meets our standards; our limited number of distributors; consolidation of customers, loss of a significant customer or our inability to acquire new customers; loss of one or more of our co-manufacturers; damage or disruption at our manufacturing facilities and operational delays at our new manufacturing facilities; delays with the build out of our new corporate headquarters; failure to effectively manage our growth; difficulties expanding into new markets; slow revenue growth rates;

revenue and earnings fluctuations; seasonal fluctuations; delays in product delivery by third-party transportation providers; failure to retain our senior management and attract and retain employees; use of professional employer organizations to employ certain of our international employees; disruptions in the worldwide economy; risks associated with inflationary price pressures; failure of recent and future acquisitions or investments to be efficiently integrated; and scrutiny from our stakeholders and institutional investors on our environmental, social and governance (“ESG”) practices.
•Risks Related to Our Products, such as, incidents of food safety and food-borne illnesses or advertising or product misbranding; reduction in sales of the Beyond Burger; failure to introduce new products or successfully improve existing products; our ability to accurately predict consumer taste preferences and respond quickly to new trends; and ingredient and packaging costs volatility.
•Risks Related to Our Industry and Brand, such as, increased competition in our market and new market entrants; harm to our brand or reputation due to real or perceived quality or health issues with our products; and failure to develop and maintain our brand.
•Risks Related to Our International Operations, such as, business, regulatory, political, financial and economic risks of doing business in China and Europe; and potential violations of the FCPA and other anti-corruption laws.
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
•Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital, such as, delays or cost overruns associated with the build out of our new El Segundo, California corporate headquarters; failure to meet our significant lease obligations; risks related to the Notes; and failure to obtain additional financing to achieve our goals.
•Risks Related to the Environment, Climate and Weather, such as, a major natural disaster or severe weather event in areas where our facilities are located; and negative effects from climate change.
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
•General Risk Factors, such as, high volatility in our share price; reduction in our share price due to a substantial number of sales; decline in our share price and trading volume due to adverse or misleading opinions by securities or industry analysts regarding our business; no history of paying dividends or plans to pay dividends to our stockholders in the foreseeable future; provisions included in our charter documents to delay or prevent a change in control of our company; limitation of stockholders’ ability to obtain a favorable judicial forum for disputes due to the exclusive forum provision in our restated certificate of incorporation; and limitation of our ability to utilize our federal net operating loss and tax credit carryforwards.

Risk Factors
Risks Related to Our Business
The COVID-19 pandemic has had, and we expect will continue to have, a material adverse impact on our business, results of operations, financial condition and cash flows and may adversely impact the trading price of our common stock.
The global spread and unprecedented impact of COVID-19 continues to create significant volatility, uncertainty and economic disruption. COVID-19 has led governments and other authorities around the world to implement significant measures intended to control the spread of the virus, including social distancing measures, business closures or restrictions on operations, quarantines and travel bans. While some of these restrictions have been lifted or eased in many jurisdictions as the rates of COVID-19 infections have decreased or stabilized and various COVID-19 vaccines are being distributed, a resurgence of COVID-19 and the impact of variants of the virus that causes COVID-19 in some markets has slowed the reopening process, could halt or reverse the reopening process, or result in the reinstatement of social distancing measures, business closures, restrictions on operations, quarantines and travel bans. Additionally, on November 4, 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration (OSHA) issued a COVID-19 Vaccination and Testing Emergency Temporary Standard requiring all employers with 100 or more employees to ensure that their employees are fully vaccinated or tests for COVID-19 on at least a weekly basis. The OSHA rule also requires that these employers provide paid time for employees to get vaccinated, and ensure all unvaccinated workers wear a face mask in the workplace. While the U.S. Supreme Court stayed the OSHA rule in January 2022, it is not currently possible to predict with any certainty whether the stay will be lifted, the exact impact the new regulation would have on our company, suppliers and customers. As a company with more than 100 employees, under the OSHA rule, we would be required to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly. Some employers, including the Company, already have implemented requirements for workers regarding vaccination status, testing, and/or other measures in response to COVID-19. The Company has required compliance with its COVID-19 vaccination policy since October 31, 2021 for all California based employees, and December 31, 2021 for all other U.S. based employees, subject to any special exceptions or other approved reasonable accommodations. This policy and the OSHA standard could result in employee attrition, difficulty securing future labor and supply needs and may have an adverse effect on future profit margins.
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
Impact of COVID-19 on our foodservice channel

COVID-19 has impacted business operations and customer and consumer demand in our foodservice channel as restaurants and other foodservice locations have been required to temporarily close or restrict indoor dining to limit the spread of COVID-19 or because of labor shortages. Although certain of these restrictions were lifted pursuant to multi-step reopening plans and exceptions to allow for carry-out and delivery have enabled certain of our customers to continue to generate business, we experienced a significant deterioration in sales to foodservice customers in 2020. For the year ended December 31, 2021, foodservice channel net revenues were $139.9 million compared to $106.2 million in the prior year. Although our foodservice channel net revenues showed recovery in the year ended December 31, 2021 from the severely depressed levels seen in the prior-year period, there is uncertainty related to the COVID-19 infection rates, as well as the reimplementation of safety measures in certain jurisdictions, and potential impact on customer demand levels. We expect to also continue to be impacted by decreased customer and consumer demand as a result of event cancellations and social distancing, government-imposed restrictions on public gatherings and businesses, and temporary restaurant and retail store closures and operating restrictions. Closures or scaled back operations have also resulted in delays in tests or launches of our products among our foodservice customers.
Impact of COVID-19 on our retail channel

While we initially experienced an increase in retail demand during the second quarter of 2020 as consumers shifted toward more at-home consumption as a result of the pandemic, the level of retail demand meaningfully slowed during the third and fourth quarters of 2020 and continued into 2021. For example, for the second quarter ended July 3, 2021, we generated retail channel net revenues of $105.7 million, compared to $73.8 million in the third quarter ended October 2, 2021, and $64.3 million in the fourth quarter ended December 31, 2021. The continuing impact of COVID-19 remains highly uncertain. It is, therefore, difficult to predict retail demand levels going forward, including as a result of foodservice establishments opening and potentially offsetting retail demand. Additionally, we could suffer product inventory losses or markdowns and lost revenue in the event of the loss or a shutdown of a major supplier, co-manufacturer or distributor, disruption of our distribution network, or decreased consumer confidence and spending, including because of labor shortages. We also have been providing heavier discounting on some of our products in response to COVID-19 and increased competition. Although these actions are intended to build brand awareness and increase consumer trials of our products, they have and are likely to continue to have a negative impact on our net revenues, gross profit, gross margin and profitability, impacting period-over-period results.
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
Impact of COVID-19 on our manufacturing operations and workforce

We have implemented and continue to practice a series of physical distancing and hygienic practices at our manufacturing and other facilities. If we are forced to scale back hours of production or close these facilities in response to the pandemic, we expect our business, results of operations, financial condition and cash flows would be materially adversely affected. Beginning in October 2021, we began requiring headquarters-based employees to return to working in the office. In the event that an employee tests positive for COVID-19, we may have to temporarily close one or more of our facilities for cleaning and/or quarantine one or more employees, which could negatively impact our operations and financial results. We have incurred and may be required to continue to incur for an indeterminable period, increased costs related to sanitizing the work environment and overall increased safety measures. The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control.

Impact of COVID-19 on our international expansion and access to capital

Part of our growth strategy includes increasing the number of international customers and expanding into additional geographies. For example, in the second quarter of 2021, our manufacturing facility in Europe located in Enschede, the Netherlands, completed commercial trial runs for dry blend production and completed commercial trial runs for our extruded product in the third quarter of 2021. As of the end of 2021, this facility is fully operational, manufacturing our extruded product and dry blends that go into making our finished goods.
Also in the second quarter of 2021, several commercial trials of certain of our manufacturing processes were completed in our new end-to-end manufacturing facility in the Jiaxing Economic & Technological Development Zone near Shanghai. In the third quarter of 2021, the facility successfully completed the qualification of extrusion production capabilities and in the fourth quarter of 2021, the facility successfully completed the international Food Safety System Certification (FSSC) 22000 and ISA Halal certification. The facility completed commercialization of end-to-end production at the end of 2021. In the fourth quarter of 2021, we also leased a 12,100 square foot facility in Shanghai, which will be used as a local research and development facility to support our local manufacturing operations. The timing and success of our ongoing international expansion efforts may be negatively impacted by COVID-19, which could impede our anticipated growth.
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
The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any additional resurgences), impact of variants of the virus that causes COVID-19, the wide distribution and public acceptance of the various COVID-19 vaccines and their efficacy against COVID-19 and variants of the virus, labor needs at the Company as well as in the supply chain and at customers, compliance with government or employer COVID-19 vaccine mandates and the resulting impact on available labor, the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, and the impact on consumer behavior, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Furthermore, the uncertainty created by COVID-19 significantly increases the difficulty in forecasting operating results and strategic planning. As a result, it is not currently possible to ascertain the ultimate impact of COVID-19 on our business, results of operations, financial condition or liquidity. However, COVID-19 has had and is expected to continue to have a material adverse impact on our business, results of operations, financial condition and cash flows and may adversely impact the trading price of our common stock. While the ultimate health and economic impact of COVID-19 continues to be highly uncertain, our business operations and results of operations, including our net revenues, gross profit, gross margin, earnings and cash flows, may be adversely impacted in 2022. Future events and effects related to the COVID-19 pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts. The impact of COVID-19 may also heighten other risks discussed in this report.
We have a history of losses, and we may be unable to achieve or sustain profitability.
We have experienced net losses in almost every period since our inception. In 2021, 2020 and 2019, we incurred net losses of $182.1 million, $52.8 million and $12.4 million, respectively. Although we anticipate a moderation of growth in our operating expenses in 2022, over time we expect that our operating expenses and capital expenditures will continue to increase as we hire additional employees; support our strategic and other QSR customer relationships; innovate and commercialize products; build our brand, expand our marketing channels and drive consumer adoption of our products; continue to invest to expand our production capacity through our own internal production facilities, domestically and abroad; build out our campus headquarters and manufacturing facilities; increase our customer base, supplier network and co-manufacturing partners; scale production across distribution channels; pursue geographic expansion; and enhance our technology and production capabilities. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues and margins sufficiently to offset the anticipated higher expenses. We incur significant expenses in developing our innovative products, building out our facilities, securing an adequate supply of raw materials, obtaining and storing ingredients and other products and marketing the products we offer. In addition, many of our expenses, including some of the costs associated with our existing and any future manufacturing facilities, are fixed. Accordingly, we may not be able to achieve or sustain profitability, and we may incur significant losses for the foreseeable future. Such factors noted above or other factors could result in the contraction of our business and the implementation of significant cost cutting measures, including certain restructuring actions to streamline operations and improve cost efficiencies to better align our operating expenses with our revenue, reduce our headcount and other expenditures, which could result in disruptions to our operations and adversely affect our business, financial condition or results of operations.
If we fail to effectively expand our manufacturing and production capacity, accurately forecast demand for our products or quickly respond to forecast changes, our business and operating results and our brand reputation could be harmed.
If we do not have sufficient capacity to meet our customers’ demands and to satisfy increased demand, or are not able to streamline and optimize manufacturing capacity for specific products, we will need to expand our operations, supply and manufacturing capabilities. However, there is risk in our ability to effectively scale production processes, optimize manufacturing capacity for specific products and effectively manage our supply chain requirements. We must accurately forecast demand for each of our products and inventory needs in order to ensure we have adequate available manufacturing capacity for each such product and to ensure we are effectively managing our inventory. Our forecasts are based on multiple assumptions which may cause our estimates to be inaccurate and affect our ability to obtain adequate manufacturing capacity (whether our own manufacturing capacity or co-manufacturing capacity) and adequate inventory supply in order to meet the demand for our products, which could prevent us from meeting increased customer demand and harm our brand and our business and in some cases may result in fines or indemnification obligations we must pay customers or distributors if we are unable to fulfill orders placed by them in a timely manner or at all.
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
Our ability to accurately forecast our future results of operations is subject to many risks and uncertainties and our operating and financial results could differ materially from our expectations.
Our ability to accurately forecast our future results of operations is limited and subject to a number of risks and uncertainties. Our historical revenue growth should not be considered indicative of our future performance and our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our products, increasing competition from our market competitors and new market entrants, and a decrease in the growth of our overall market. If we are unable to identify and execute cost-down initiatives intended to achieve price parity with animal protein, we may not be able to compete effectively in our market, demand for our products may slow and could adversely affect our revenues and margins. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

We estimate market opportunity and forecast market growth that may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Our estimates of market opportunity and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. The factors that go into the calculation of our market opportunity are subject to change over time and may be variable or inaccurate and may be affected by increasing competition from our market competitors and new market entrants. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our product and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecast, our business could fail to grow at the rate we anticipate, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
Because we rely on a limited number of third-party suppliers, we may not be able to obtain raw materials on a timely basis or in sufficient quantities at competitive prices to produce our products or meet the demand for our products.
We rely on a limited number of vendors, a portion of which are located internationally, to supply us with raw materials. Our financial performance depends in large part on our ability to arrange for the purchase of raw materials in sufficient quantities at competitive prices. We have entered into a multi-year sales agreement for plant-based protein with one of our pea protein suppliers pursuant to which we are required to purchase specified minimum monthly and semi-annual quantities through the term. In addition, we have entered into a supply agreement with another supplier pursuant to which we obtain pea protein on a purchase order basis and have the right to cancel purchase orders if we provide timely written notice. The amount purchased in each quarter of 2022 is mutually agreed upon by us and the supplier prior to each quarter and becomes a binding quarterly commitment upon such agreement. Other than pursuant to these agreements, we are not assured of continued supply or pricing of raw materials. Any of our other suppliers could discontinue or seek to alter their relationship with us. We have in the past experienced interruptions in the supply of pea protein from one supplier that resulted in delays in delivery to us. We could experience similar delays in the future from any of our suppliers. Any disruption in the supply of pea protein or other raw materials would have a material adverse effect on our business if we cannot replace these suppliers in a timely manner, on commercially reasonable terms, or at all.
In addition, our pea protein suppliers manufacture their products at a limited number of facilities. A natural disaster, severe weather, fire, power interruption, work stoppage or other calamity affecting any of these facilities, or any interruption in their operations, could negatively impact our ability to obtain required quantities of pea protein in a timely manner, or at all, which could materially reduce our product sales and net revenues, and have a material adverse effect on our business and financial condition.
Events that adversely affect our suppliers of pea protein and other raw materials could impair our ability to obtain raw material inventory in the quantities at competitive prices that we desire. Such events include problems with our suppliers’ businesses, finances, labor relations and/or shortages, strikes or other labor unrest, ability to import raw materials, product quality issues, costs, production, insurance and reputation, as well as local economic and political conditions, restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and trade protection measures, including export/import duties and quotas and customs duties and tariffs, adverse fluctuations in foreign currency exchange rates, changes in legal or regulatory requirements, border closures, disease outbreaks or pandemics (such as COVID-19), acts of war, terrorism, natural disasters, fires, earthquakes, flooding, severe weather, agricultural diseases or other catastrophic occurrences. We continuously seek alternative sources of protein to use in our products, but we may not be successful in diversifying the raw materials we use in our products.
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
Disruptions of our supply chain could have a material adverse effect on our operating and financial results.
Our ability to make, move and sell products in coordination with our suppliers, third party contract manufacturers and distributors is critical to our success. Damage or disruption to our collective supply, manufacturing or distribution capabilities resulting from severe weather, fires or evacuations related thereto, natural disasters, pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases, agricultural diseases, cyber incidents, terrorism, governmental restrictions or mandates, political instability, trade restrictions, import restrictions, border closures, freight carrier availability, labor shortages, strikes or other labor unrest, the financial or operational instability of key suppliers and carriers, repairs or enhancements at facilities manufacturing or delivering our products or other reasons could impair our ability to source inputs or manufacture, sell or timely deliver our products. To the extent we are unable to mitigate the likelihood or potential impact of such events, there could be a material adverse effect on our operating and financial results.
Our future business, results of operations and financial condition may be adversely affected by reduced or limited availability of plant-based protein that meets our standards.
Our ability to ensure a continuing supply of ingredients at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow certain crops such as Canadian, European and North American yellow peas, the vagaries of these farming businesses (including poor harvests impacting the quality of the peas grown), changes in national and world economic conditions, including as a result of COVID-19 or the outbreak of hostilities or war, tariffs and our ability to forecast our ingredient requirements. The high-quality ingredients used in many of our products are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilence. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply of, or increase the price of, quality ingredients. In addition, we purchase some ingredients and other materials offshore, and the price and availability of such ingredients and materials may be affected by political events or other conditions in these countries or tariffs, trade wars or the outbreak of hostilities or war. We also compete with other food producers in the procurement of ingredients, and this competition may increase in the future if consumer demand for plant-based protein products increases. If supplies of quality ingredients are reduced or there is greater demand for such ingredients from us and others, we may not be able to obtain sufficient supply that meets our strict quality standards on favorable terms, or at all, which could impact our ability to supply products and may adversely affect our business, results of operations and financial condition.
We rely on a limited number of distributors, and if we experience the loss of one or more distributors and cannot replace them in a timely manner, our results of operations may be adversely affected.
Many retailers and foodservice providers purchase our products through distributors who purchase, store, sell, and deliver our products to such retailers and foodservice providers. For 2021, two distributors accounted for more than 10% of our gross revenues. For 2021, DOT and Zandbergen WFM accounted for approximately 12% and 11% of our gross revenues, respectively. Since these distributors act as intermediaries between us and the retailers and foodservice providers, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with them that ensure future sales of our products. If we lose one or more of our distributors and cannot replace the distributor in a timely manner or at all, our business, results of operation and financial condition may be materially adversely affected.

If we fail to cost-effectively acquire new customers or retain our existing customers, or if we fail to derive revenue from our existing customers consistent with our historical performance, our business could be materially adversely affected.
Our success, and our ability to increase revenues and operate profitably, depends in part on our ability to cost-effectively acquire new customers, to retain existing customers, and to keep existing customers engaged so that they continue to purchase products from us. We intend to continue to expand our number of foodservice customers, both in the United States and internationally, as part of our growth strategy. This may require us to provide marketing and other financial incentives to our customers to assist in the promotion of our products. Such additional incentives could have a negative impact on gross margin and may not necessarily result in increased sales. In addition, new national foodservice customers will often initially add certain of our product offerings to their menus at limited locations and/or on a limited test basis, after which time these customers may choose to no longer offer our products or may ultimately scale back subsequent expansions. If we fail to attract and retain new foodservice customers, or retain our existing foodservice customers, our business, financial condition and results of operations could be materially adversely affected. In addition, timing of retail shelf resets are not within our control, and to the extent that retail customers change the timing of such events, reduce our in store-displays or are not able to restock our products effectively, sales of our products may be impaired and negatively impact our revenues.
Further, if customers do not perceive our product offerings to be of sufficient value and quality, or if we fail to offer new and relevant product offerings at a competitive price, we may not be able to attract or retain customers or engage existing customers so that they continue to purchase products from us. We may lose customers to our competitors if they offer superior products to ours, if we are unable to compete on the basis of value and taste, if we are unable to meet customers’ orders in a timely manner, or if we are unable to identify and execute cost-down initiatives intended to achieve price parity with animal protein in at least one of our product categories by the end of 2024. The loss of any large customer or the reduction of purchasing levels or the cancellation of business from such customers could have a material adverse impact on our business.
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
In 2021, no customer accounted for more than 10% of our gross revenues. The loss of any large customer, the reduction of purchasing levels or the cancellation of any business from a large customer for an extended length of time could negatively impact our sales and profitability.
Furthermore, as retailers consolidate, they may reduce the number of branded products they offer in order to accommodate private label products and generate more competitive terms from branded suppliers competing for limited retailer shelf space. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant retailers. A retailer may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products, pricing and promotions, shelf reset timing and activity, reduced in store-displays, timing of product restocking or the perceived quality of our products. Despite operating in different channels, our retailers sometimes compete for the same consumers as our foodservice channel. Because of actual or perceived conflicts resulting from this competition, retailers may take actions that negatively affect us.

Loss of one or more of our co-manufacturers or our failure to timely identify and establish relationships with new co-manufacturers could harm our business and impede our growth.
A significant amount of our revenue is derived from products manufactured at manufacturing facilities owned and operated by our co-manufacturers, a portion of which are located internationally. Any of the co-manufacturers with whom we do not have a written contract could seek to alter or terminate its relationship with us at any time, leaving us with periods during which we have limited or no ability to manufacture our products. If we need to replace a co-manufacturer, there can be no assurance that additional capacity will be available when required on acceptable terms, or at all.
An interruption in, or the loss of operations at, one or more of our co-manufacturing facilities, which may be caused by work stoppages, labor shortages, strikes or other labor unrest, production disruptions, product quality issues, local economic and political conditions, restrictive governmental actions, border closures, disease outbreaks or pandemics (such as COVID-19), the outbreak of hostilities, acts of war, terrorism, fire, earthquakes, severe weather, flooding or other natural disasters at one or more of these facilities, could delay, postpone or reduce production of some of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as such interruption is resolved or an alternate source of production is secured.
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
We have manufacturing facilities in the United States, China and the Netherlands to produce our woven proteins and our finished goods. A natural disaster, severe weather, fire, power interruption, work stoppage, labor shortages, strikes or other labor unrest, border closures, restrictive governmental actions, outbreaks of pandemics or contagious diseases (such as COVID-19) or other calamity at any of these facilities would significantly disrupt our ability to deliver our products and operate our business. If any material amount of our machinery or inventory were damaged, we would be unable to meet our contractual obligations and cannot predict when, if at all, we could replace or repair such machinery, which could materially adversely affect our business, financial condition and operating results.
We may not successfully ramp up operations at our facilities or these facilities may not operate in accordance with our expectations. Moreover, we face competition for employees and may be unable to hire and retain employees at these facilities.
Since June 2018, we have acquired facilities by purchase or lease in the United States, China and the Netherlands. Any substantial delay in bringing these facilities up to full production on our current schedule may hinder our ability to produce all of the product needed to meet orders and/or achieve our expected financial performance. Opening these facilities has required, and will continue to require, additional capital expenditures and the efforts and attention of our management and other personnel, which has and will continue to divert resources from our existing business or operations. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues and margins sufficiently to offset the anticipated higher expenses. Additionally, our inability to hire and retain skilled employees at these facilities will severely hamper our expansion plans, product development and manufacturing efforts. The unemployment rate in the

Columbia, Missouri market was 2.2% as of December 2021 and labor market conditions remain relatively tight. As a result, we currently rely on temporary workers in addition to full-time employees, and in the future, we may be unable to attract and retain employees with the skills we require, which could impact our ability to expand our operations. Even if our facilities are brought up to full production according to our current schedule, it may not provide us with all of the operational and financial benefits we expect to receive.
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
If we fail to manage any future growth effectively, our business could be materially adversely affected.
We have grown rapidly since inception. For example, our net revenues increased from $16.2 million in 2016 to $464.7 million in 2021. Our full-time employee count as of December 31, 2021 (including contract workers) has grown approximately ten-fold since December 31, 2016. This growth has placed significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business and our product offerings will continue to place significant demands on our management and operations teams and require significant additional resources to meet our needs, which may not be available in a cost-effective manner, or at all. If we do not effectively manage our anticipated growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, any of which could harm our business, brand, results of operations and financial condition.
We may face difficulties as we expand our operations in other countries, including into those in which we have no prior operating experience.
We intend to continue to expand our global footprint and enter into new markets. International operations involve a number of risks, including labor shortages, strikes or other labor unrest, border closures, restrictive governmental actions, foreign regulatory compliance, tariffs, taxes and exchange controls, economic downturns, inflation, foreign currency fluctuations and political and social instability in the countries in which we operate. Expansion may involve expanding into countries other than those in which we currently operate. It may also involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. In addition, it may be difficult for us to understand and accurately predict taste preferences and purchasing habits of consumers in these new geographic markets. It is costly to establish, develop and maintain international operations and develop and promote our brands in international markets. As we expand our business into other countries, we may encounter regulatory, legal, personnel, technological and other difficulties that increase our expenses and/or delay our ability to become profitable in such countries, which may have a material adverse effect on our business and brand.
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
We routinely offer sales discounts and promotions through various programs to customers and consumers which may result in reduced margins. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We anticipate that we will need to continue to offer more trade and promotion discounts to both our retail and foodservice customers, to drive increased consumer trial, in response to COVID-19 and in response to increased competition. We expect to face increasing competition across all channels, especially as additional plant-based protein product brands continue to enter the marketplace. In response, we anticipate providing heavier discounting and promotions on some of our products. Although these actions are intended to build brand awareness and increase consumer trials of our products, they have had and are likely to continue to have a negative impact on our net revenues, gross profit, gross margin and profitability, impacting period-over-period results.
Fluctuations in our results of operations for our second and third quarters may impact, and may have a disproportionate effect on our overall financial condition and results of operations.
Our business is subject to seasonal fluctuations that may have a disproportionate effect on our results of operations. Generally, we expect to experience greater demand for certain of our products during the summer grilling season. We continue to see additional seasonality effects, especially within our retail channel, with revenue contribution from this channel tending to be greater in the second and third quarters of the year, along with increased levels of purchasing by customers ahead of holidays, the impact of customer shelf reset activity and the timing of product restocking by our retail customers. Any factors that harm our second and third quarter operating results, including disruptions in our supply chain, adverse weather or unfavorable economic conditions, may have a disproportionate effect on our results of operations for the entire year. In an environment of uncertainty from the impact of COVID-19, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.
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
Our success depends in part upon our ability to attract, train and retain a sufficient number of employees who understand and appreciate our culture and can represent our brand effectively and establish credibility with our business partners and consumers. We believe a critical component of our success has been our company culture and long-standing core values. We have invested substantial time and resources in building our team. If we are unable to hire and retain employees capable of meeting our business needs and expectations, or if we fail to preserve our company culture among a larger number of employees dispersed in various geographic regions, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our employees or key personnel changes may adversely affect our business, results of operations and financial condition.
Some of our international employees are employed by professional employer organizations.
Prior to January 1, 2022, we contracted with a professional employer organization, or U.S. PEO, that administered our human resources, payroll and employee benefits functions for our employees in the United States. Effective as of January 1, 2022, such human resources, payroll and employee benefits functions are no longer performed by the U.S. PEO. We continue to contract with non-U.S. PEOs to perform the same functions as the U.S. PEO for the majority of our employees outside the United States. Although we recruit and select our workers, each of these workers is also an employee of record of the relevant non-U.S. PEO. As a result, these workers are compensated through the relevant PEO, are governed by the work policies created by the relevant PEO and receive their annual wage statements and other payroll or labor related reports from the relevant PEO (e.g., T-4s for employees in Canada). This relationship permits management to focus on operations and profitability rather than payroll administration, but this relationship also exposes us to some risks. Among other risks, if any of the non-U.S. PEOs fail to adequately withhold or pay employer taxes or to comply with applicable laws, we may be held liable for such violations notwithstanding any indemnification provisions with the non-U.S. PEOs. In certain non-U.S. jurisdictions, the worker may be deemed a direct employee and the potential liability for any non-compliance with applicable laws increases depending on whether a company has an entity or other corporate presence in the country, among other factors set forth under applicable local laws.
Court and administrative proceedings related to matters of employment tax, labor law and other laws applicable to PEO arrangements could distract management from our business and cause us to incur significant expense. If we were held liable for violations by PEOs, such amounts may adversely affect our profitability and could negatively affect our business and results of operations.
We depend on a limited number of third party service providers for the performance of several of our business operations, including payroll and human capital management services.
If any of these third party providers were to experience significant interruptions in their business operations, terminate their agreements with the company, or fail to perform the services required under the terms of the company’s contracts with them, its own processing could be materially and adversely affected for an indefinite period of time. There can be no assurance that the company would be able to locate alternative providers of such services, or that it could do so at economical rates.
Disruptions in the worldwide economy may adversely affect our business, results of operations and financial condition.
The global economy can be negatively impacted by a variety of factors such as the spread or fear of spread of contagious diseases (such as COVID-19) in locations where our products are sold, man-made or natural disasters, severe weather, actual or threatened hostilities or war, terrorist activity, political unrest, civil strife and other geopolitical uncertainty. Such adverse and uncertain economic conditions may impact distributor, retailer, foodservice and consumer demand for our products. Furthermore, in connection with increasing tensions related to the ongoing conflict between Russia and Ukraine, governments in the U.S., U.K. and the EU have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which could adversely affect our business and/or our supply chain, our international subsidiaries, business partners or customers in the broader region, including potential destabilizing effects that such conflicts may pose for the European continent or the global oil and natural gas markets. In addition, our ability to manage normal commercial relationships with our suppliers, co-manufacturers, distributors, retailers, foodservice customers, consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns as a result of various factors, including job losses, inflation, higher taxes, reduced access to credit, change in federal economic policy and recent international trade disputes. In particular, consumers may reduce the amount of plant-based food products that they purchase where there are conventional animal-based protein offerings, which generally have lower retail prices. In addition, consumers may choose to purchase private label products rather than branded products because they are generally less expensive. A decrease in consumer discretionary spending may also result in consumers reducing the frequency and amount spent on food prepared away from home. Distributors, retailers and foodservice customers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailer and foodservice customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. Decreases in demand for our products without a corresponding decrease in costs would put downward pressure on margins and would negatively impact our financial results. Prolonged unfavorable economic conditions or uncertainty may have an adverse effect on our sales and profitability and may result in consumers making long-lasting changes to their discretionary spending behavior on a more permanent basis.
Inflationary price pressures of raw materials, labor, transportation, fuel or other inputs used by us and our suppliers, could negatively impact our profitability.
Increases in the price of raw materials, labor, wages or other inputs that we or our suppliers use in manufacturing and supplying products, along with logistics, transportation, shipping and other related costs, may lead to higher production and shipping costs for our products. Any increase in the cost of inputs to our production could lead to higher costs for our products in our foodservice and retail channels and could negatively impact our operating results and future profitability.
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
The Beyond Burger accounted for approximately 55%, 58% and 64% of our gross revenues in 2021, 2020 and 2019, respectively. The Beyond Burger is our flagship product and has historically been the focal point of our development and marketing efforts, and we believe that sales of the Beyond Burger will continue to constitute a significant portion of our revenues, income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand production and distribution of the Beyond Burger, or that customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of the Beyond Burger could have a material adverse effect on our business, financial condition and results of operations.
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
Risks Related to Our Industry and Brand
We face intense competition in our market from our competitors, including manufacturers of animal-based meat products and other brands that produce plant-based protein products, and potential competitors and new market entrants and we may lack sufficient financial or other resources to compete successfully.
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
Our ability to implement our growth strategy also depends on our ability to continue to compete in the retail and foodservice channels. We operate in a highly competitive environment. Numerous brands and products compete for limited retailer shelf space, foodservice customers and consumers. In our market, competition is based on, among other things, taste, nutritional profile, ingredients, texture, ease of integration into the consumer diet, low-carbohydrate, low-sugar, high fiber and protein, lack of cholesterol, soy, gluten and GMOs, convenience, price and promotion tactics, brand awareness and loyalty among customers, media spending, product variety and packaging, access to major retailer shelf space and retail locations, access to major foodservice outlets and integration into menus, innovation and intellectual property protection on products.

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
Generally, the food industry is dominated by multinational corporations with substantially greater resources and operations than us. We cannot be certain that we will successfully compete with larger competitors that have greater financial, sales and technical resources or with new competitors and market entrants. Conventional food companies may acquire our competitors or launch their own plant-based protein products, and they may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities, among other things. Retailers also market competitive products under their own private labels, which are generally sold at lower prices and compete with some of our products. Similarly, retailers could change the merchandising of our products and we may be unable to retain the placement of our products in meat cases to effectively compete with animal-protein products. Competitive pressures, new competitors and market entrants or other factors could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures, or increase the use of discounting or promotional campaigns, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability.
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
Risks Related to Our International Operations
Our international expansion into China and Europe could expose us to substantial business, regulatory, political, financial and economic risks.
Our expansion into China and Europe could expose us to substantial risks associated with doing business in China and Europe, such as, taxation, inflation, environmental regulations, foreign currency exchange rates, the labor market, property and financial regulations, and the outbreak of hostilities or war. Our ability to operate in China and Europe may be adversely affected by changes in, or our failure to comply with, Chinese or European laws and regulations. In addition, we are exposed to risks associated with our workforce in China and the Netherlands, including with respect to changes in employment and labor laws, which could increase our operating costs. There is also significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, government regulations and tariffs.
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

Risks Related to Our Investments
Our manufacturing operations in China and Europe require substantial investments, for which we cannot guarantee forecasted returns.
In the third quarter of 2020, we entered into an investment agreement and related factory leasing contract to design and develop manufacturing facilities in the Jiaxing Economic & Technological Development Zone to manufacture plant-based meat products under our Beyond Meat brand in China and in the fourth quarter of 2021, we leased a 12,100 square foot facility in Shanghai, which will be used as a local research and development facility to support our local manufacturing operations. In the second quarter of 2020, we acquired our first manufacturing facility in Europe located in Enschede, the Netherlands. Our substantial investment in China and Europe may expose us to substantial risks and, as a result, we may not realize a return on our investment. Unforeseen delays in the operations of our Chinese or European manufacturing facilities may cause us to incur additional expenses. Operating these facilities may require additional capital expenditures and the efforts and attention of our management and other personnel, which will divert resources from our existing business or operations. Even if our new Chinese and European facilities are brought up to full production according to our current schedule, they may not provide us with all of the operational and financial benefits we expect to receive. These and other risks may result in our not realizing a return on, or losing some or all, of our planned investments in China and Europe, which could have a material adverse effect on our financial condition and financial performance.
Our ownership of real property is subject to all the risks inherent in an investment in real estate.
We have direct ownership of certain real estate properties. As is the case with any owner of real property, we are subject to potential liabilities, cost and damages arising out of owning, operating, leasing or otherwise having interests in real property. There are risks that a property may have unforeseen environmental or other hazards resulting in unexpected costs. In addition, we may not be able to expand or operate our owned facilities in the manner we desire, which could adversely impact our production and facility utilization.
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
Our commercial success depends in part on our ability to protect our intellectual property and proprietary technologies. We rely on a combination of patent protection, where appropriate and available, copyrights, trade secrets and trademark laws, as well as confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our proprietary technology or permit us to gain or keep any competitive advantage. As of December 31, 2021, we had two issued patents in the United States and three issued patents outside the United States (U.K., Indonesia and Australia), four pending patent applications in the United States, 13 pending international patent applications, one Patent Cooperation Treaty application and one provisional patent application.

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
We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our trademarks, including Beyond Meat, Beyond Burger, Beyond Beef, Beyond Sausage, Beyond Breakfast Sausage, Beyond Chicken, Beyond Fried Chicken, Beyond Meatballs, the Caped Steer Logo, Go Beyond, Eat What You Love, The Cookout Classic and The Future of Protein, are valuable assets that reinforce our brand and consumers’ favorable perception of our products. We also rely on unpatented proprietary expertise, recipes and formulations and other trade secrets and copyright protection to develop and maintain our competitive position. Our continued success depends, to a significant degree, upon our ability to protect and preserve our intellectual property, including our trademarks, trade dress, trade secrets and copyrights. We rely on confidentiality agreements and trademark, trade secret and copyright law to protect our intellectual property rights.
Our confidentiality agreements with our employees and certain of our consultants, contract workers, suppliers and independent contractors, including some of our co-manufacturers who use our formulations to manufacture our products, generally require that all information made known to them be kept strictly confidential. Nevertheless, trade secrets are difficult to protect. Although we attempt to protect our trade secrets, our confidentiality agreements may not effectively prevent disclosure of our proprietary information and may not provide an adequate remedy in the event of unauthorized disclosure of such information. If we do not keep our trade secrets confidential, others may produce products with our recipes or formulations. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights against such parties. Further, some of our formulations have been developed by or with our suppliers and co-manufacturers. As a result, we may not be able to prevent others from using similar formulations. As we begin to expand globally as part of our growth strategy, we may face additional risks protecting our trade secrets internationally, where the laws may not be as protective of intellectual property rights as those in the United States.
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
We are dependent on various information technology systems, including, but not limited to, networks, applications and outsourced services in connection with the operation of our business. A failure of our information technology systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and loss of sales, causing our business to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, severe weather, natural disasters, systems failures, viruses and security breaches, particularly in light of many of our employees working remotely due to COVID-19. Any such damage or interruption could have a material adverse effect on our business.
A cybersecurity incident, other technology disruptions or failure to comply with laws and regulations relating to privacy and the protection of data relating to individuals could negatively impact our business, our reputation and our relationships with customers.
We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees, suppliers, co-manufacturers, distributors, customers and consumers. Such uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information. Moreover, a significant subset of our office-based employee population temporarily transitioned to a remote work environment in an effort to mitigate the spread of the COVID-19 pandemic, which may exacerbate certain of these risks due to an increase in the number of points of potential attack, such as laptops and mobile devices. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ information, private information about employees and financial and strategic information about us and our business partners. Further, as we pursue new initiatives that improve our operations and cost structure, potentially including acquisitions, we may also be expand and improve our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with new initiatives or acquisitions, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage all of which could have a material adverse effect on our business, financial condition or results of operations.

In addition, we are subject to laws, rules and regulations in the United States, the European Union and other jurisdictions relating to the collection, use and security of personal information and data. Such data privacy laws, regulations and other obligations may require us to change our business practices and may negatively impact our ability to expand our business and pursue business opportunities. We may incur significant expenses to comply with the laws, regulations and other obligations that apply to us. Additionally, the privacy- and data protection-related laws, rules and regulations applicable to us are subject to significant change. Several jurisdictions have passed new laws and regulations in this area, and other jurisdictions are considering imposing additional restrictions. For example, our operations are subject to the European Union’s General Data Protection Regulation, which imposes data privacy and security requirements on companies doing business in the European Union, including substantial penalties for non-compliance. The California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020, imposes similar requirements on companies handling data of California residents and creates a new and potentially severe statutory damages framework for (i) violations of the CCPA and (ii) businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Additionally, in August 2021, the National People’s Congress of the People's Republic of China adopted the Personal Information Protection Law (“PIPL”), which became effective on November 1, 2021 and provides a comprehensive system for the protection of personal information in China. Privacy- and data protection-related laws and regulations also may be interpreted and enforced inconsistently over time and from jurisdiction to jurisdiction. Any actual or perceived inability to comply with applicable privacy or data protection laws, regulations, or other obligations could result in significant cost and liability, litigation or governmental investigations, damage our reputation, and adversely affect our business.
Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital
If the build out of our new El Segundo, California corporate headquarters is delayed or incurs cost overruns, the headquarters does not operate in accordance with our expectations or occupancy rates are lower than anticipated, our business or financial condition or results of operations may be adversely affected.
On January 14, 2021, we entered into a lease agreement for an initial term of 12 years to develop and house our new corporate headquarters, lab and innovation space (“Headquarters”) in El Segundo, California. Development of the Headquarters has commenced and occupancy is currently expected to take place by the third quarter of 2022. There can be no assurances that the Headquarters will be ready for occupancy on or before the expected occupancy date due to force majeure events (such as COVID-19) or the risk of delays or cost overruns inherent in construction development projects, any of which could have a negative impact on our financial condition or results of operations. If we are not able to complete development of the Headquarters within the approved budget or there are significant cost overruns, our cash flows, financial condition, or results of operations could be materially and adversely affected.
In addition, it is possible that, once built, there could be unanticipated difficulties in initiating operations at the Headquarters, including, but not limited to, IT system interruptions, other infrastructure support problems or the space may prove to be less conducive to our operations than currently anticipated. These risks could all result in operational inefficiencies or similar difficulties that could prove difficult or impossible to remediate and have an adverse impact on our financial condition or results of operations. Moreover, we are uncertain as to the impact COVID-19 will have on our ability to timely occupy the Headquarters once construction is complete, which could have a negative impact on our financial condition or results of operations.
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
We currently have, and will continue to have, significant lease obligations for our corporate offices, manufacturing facilities, research and development facilities, commercialization center and warehouses. We depend on cash flow from operations to pay our lease expenses.
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
Our significant indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our Notes.
As of December 31, 2021, we had approximately $1.2 billion of consolidated indebtedness and other liabilities. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
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
In connection with the Notes, we entered into privately negotiated capped call transactions with the option counterparties. The capped call transactions will cover, subject to customary adjustments, the number of shares of common stock that underlie the Notes. The capped call transactions are expected generally to reduce potential dilution to our common stock upon conversion of the Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the aggregate principal amount of the converted Notes, as the case may be, with such reduction or offset subject to a cap.
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

Provisions in the indenture governing the Notes could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the Notes and the indenture governing the Notes could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a Make-Whole Fundamental Change (as defined in the Indenture), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Notes and the indenture governing the Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our common stock or Notes may view as favorable.
We may require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our product manufacturing and development, and other operations.
Since our inception, substantially all of our resources have been dedicated to the development of our three core plant-based product platforms of beef, pork and poultry, including purchases of property, plant and equipment, principally to support the development and production of our products, the build-out and equipping of our Manhattan Beach Project Innovation Center, and the purchase, build-out and equipping of manufacturing facilities in the U.S. and abroad. We have and believe that we will continue to expend substantial resources for the foreseeable future as we expand into additional markets we may choose to pursue. These expenditures are expected to include costs associated with research and development, manufacturing and supply, as well as marketing and selling existing and new products. In addition, other unanticipated costs may arise.
As of December 31, 2021, we had cash and cash equivalents of $733.3 million. Our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, the capital markets may experience extreme volatility and disruption, which could make it more difficult for us to raise capital. If we cannot access the capital markets upon favorable terms or at all, it may impact our ability to achieve our goals.
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
Risks Related to the Environment, Climate and Weather
A major earthquake, tsunami, tornado or other natural disaster or severe weather event could seriously disrupt our entire business.
We have offices, co-manufacturing and manufacturing facilities located in the United States and internationally. The impact of a major earthquake, tsunami, tornado, or other natural disaster or severe weather event at any of our facilities and overall operations is difficult to predict, but such a natural disaster or severe weather event could seriously disrupt our entire business and lead to substantial losses.
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
Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are in the process of upgrading our information technology systems and implementing additional financial and management controls, reporting systems and procedures in order to keep up with the requirements of being a reporting company under the Exchange Act. Additionally, the growth of our operations and our being a newly public company have created a need for additional resources within the accounting and finance functions due to the increasing need to produce timely financial information and to ensure the level of segregation of duties customary for a U.S. public company. We have hired additional resources in the accounting and finance function and continue to reassess the sufficiency of finance personnel in response to these increasing demands and expectations.
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
The FDA and the USDA, state regulators or similar foreign regulatory authorities, such as Health Canada or the CFIA, or authorities of the U.K., the EU or the EU member states, or China, including the State Administration for Market Regulation, could take action to impact our ability to use the term “meat” or similar words (such as “beef,” “burger” or “sausage,” including the Beyond Meat logo of the Caped Longhorn superhero) to describe or advertise our products. In addition, a food may be deemed misbranded if its labeling is false or misleading in any particular way, and the FDA, CFIA, EU member state authorities or other regulators could interpret the use of the term “meat” or any similar phrase(s) to describe our plant-based protein products as false or misleading or likely to create an erroneous impression regarding their composition.
For example, in 2018, the state of Missouri passed a law prohibiting any person engaged in advertising, offering for sale, or sale of food products from misrepresenting a product as meat that is not derived from harvested production livestock or poultry. The state of Missouri Department of Agriculture has clarified its interpretation that products which include prominent disclosure that the product is “made from plants,” or comparable disclosure such as through the use of the phrase “plant-based,” are not misrepresented under the Missouri law. Additional states, including Arkansas, Georgia, Mississippi, Louisiana, Oklahoma, South Dakota and Wyoming, have subsequently passed similar laws, and legislation that would impose specific requirements on the naming of plant-based meat products is currently pending in a number of other states. The United States Congress recently considered (but did not pass) federal legislation, called the Real MEAT Act, that could require changes to our product labeling and marketing, including identifying products as “imitation” meat products, and that would give USDA certain oversight over the labeling of plant-based meat products. If similar bills gain traction and ultimately become law, we could be required to identify our products as “imitation” in our product labels. Further, while we do not believe that USDA has the statutory authority to regulate plant-based products under the current legislative framework, USDA is considering naming requirements for other types of alternative protein products that could impact our naming expectations. Canadian Food and Drug Regulations also provide requirements for “simulated meat” products, including requirements around composition and naming.
In Europe, the Agriculture Committee of the European Parliament proposed in May 2019 to reserve the use of “meat” and meat-related terms and names for products that are manufactured from the edible parts of animals. In October 2020, the European Parliament rejected the adoption of this provision. In the absence of

European Union legislation, Member States remain free to establish national restrictions on meat-related names. In June 2020, France adopted a prohibition on using names to indicate foodstuffs of animal origin to describe, market, or promote foodstuffs containing vegetable proteins. In October 2021, France published a draft implementing decree that may enter into force by April 2022, to define, for example, the sanctions in case of non-compliance. There is a risk that this new law will require labeling of products of non-French origin. We do not believe that the new French bill complies with the laws of the European Union, in particular the principle of free movement of goods. In November 2021, Beyond Meat co-signed a letter from the European Alliance of Plant-Based Foods protesting this law. Should EU member state regulatory authorities take action with respect to the use of the term “meat” or similar claims, such that we are unable to use those terms with respect to our plant-based products, we could be subject to enforcement action or recall of our products marketed with these terms, we may be required to modify our marketing strategy, or required to identify our products as “imitation” in our product labels, and our business, prospects, results of operations or financial condition could be adversely affected. In October 2021, the Turkish authorities challenged the use of the Caped Longhorn superhero logo, as well as the name “Beyond Meat,” alleging that the consumer is misled as to the characteristics of our products. The local distributor has made a submission that this is an unlawful restriction under the EU-Turkey Free Trade Agreement. In December 2021, the Turkish authorities rejected this submission, and held that references to “plant-based” in combination with “meat” would mislead the consumer. Separately, competitors may also try to bring legal action against us. In late September 2020, three meat trade associations announced that they had initiated a lawsuit against a French plant-based meat company for unfair competition and violating the prohibition on meaty names of June 2020. To the best of our knowledge, the lawsuit has not been filed yet. In October 2020, a French trade association representing the cattle industry sent a cease-and-desist letter to one of our contract manufacturers alleging that the use of “meat” and meat-related terms is misleading the French consumer. As of January 31, 2022, we continued to be actively engaged in negotiations to settle this dispute. Nonetheless, despite our best efforts, these disputes could result in litigation before the courts, which could be costly and disruptive to our ability to market in these countries.
Increases in income tax rates or changes in income tax laws could have a material adverse impact on our financial results.
Increases in income tax rates or other changes in tax laws, including changes in how existing tax laws are interpreted or enforced, could adversely affect our financial performance. The increasingly complex global tax environment has in the past and could continue to increase tax uncertainty, resulting in higher compliance costs and adverse effects on our financial performance. We are also subject to regular reviews, examinations and audits by numerous taxing authorities with respect to income and non-income based taxes. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation can differ from our historical provisions and accruals, resulting in an adverse effect on our financial performance.
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
On January 27, 2022, Don Lee Farms filed a motion for summary adjudication on Beyond Meat’s trade secret misappropriation claim. The Court has not ruled on this motion. The hearing for this motion is scheduled for April 13, 2022.
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
Securities Related Litigation

On January 30, 2020, Larry Tran, a purported shareholder of Beyond Meat, filed a putative securities class action lawsuit in the United States District Court for the Central District of California against Beyond Meat and two of our executive officers, our President and CEO, Ethan Brown, and our former Chief Financial Officer and Treasurer, Mark Nelson. As noted herein and in previous filings, the Tran securities class action was dismissed with prejudice on October 27, 2020, except for the class allegations of absent putative class members, which were dismissed without prejudice.
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
On April 1, 2020, the United States District Court for the Central District of California entered an order consolidating the Weiner action and the Brink/Klein action for all purposes and designated the consolidated case In re: Beyond Meat, Inc. Derivative Litigation (the “California Derivative Action”). On April 13, 2020, the Court entered an order appointing co-lead counsel for the California Derivative Action. On June 23, 2020, the Court entered an order approving a Joint Stipulation Regarding Stay of Actions. Under the terms of the stay approval order, all proceedings in the California Derivative Action are stayed until (1) the Tran securities class action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2) any motion to dismiss the Tran securities class action is denied in whole or in part. As noted herein and in previous filings, the Tran securities class action was dismissed with prejudice on October 27, 2020, except for the class allegations of absent putative class members, which were dismissed without prejudice. On April 20, 2021, the parties filed a joint stipulation regarding briefing schedule, and the Court entered a schedule on April 21, 2021.
On May 24, 2021, the plaintiffs in the California Derivative Action filed a First Amended Complaint (“FAC”). The FAC names the same defendants named in the originally-filed consolidated complaint and adds four additional defendants, including ProPortion Foods, LLC (“ProPortion”) and CLW Foods, LLC (“CLW”). The FAC asserts claims under Section 14(a) of the Exchange Act, claims of breach of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement against the individual defendants, and aiding and abetting claims against CLW and ProPortion. All of these claims relate to our dealings with and ongoing litigation with Don Lee Farms, and related actions taken by us and the named individuals during the period of April 2016 to the present. On July 2, 2021, the Court entered a Joint Stipulation Regarding Extension of Briefing Schedule so that the parties could attempt to reach resolution of the lawsuit.
The parties have reached a settlement of the California and Chew Derivative Actions. The proposed settlement, which is subject to Court approval, includes the Company enacting certain corporate governance reforms and paying plaintiffs’ attorney fees and costs in the amount of $515,000, which amount has been accrued as of December 31, 2021. No other payment is contemplated in the proposed settlement. On October 1, 2021, the parties filed a Joint Report Regarding Settlement in the Central District of California stating that the parties reached a tentative settlement and requesting that the Court (i) vacate the briefing schedule for Defendants’ motion to dismiss, and (ii) issue an order setting November 19, 2021 as the deadline on or before which Plaintiffs must move for preliminary approval of the settlement. On October 4, 2021, the Court entered such an order. The parties requested and received another extension—to January 14, 2022—for Plaintiffs to file a motion for preliminary approval. The Stipulation of Settlement was signed on January 14, 2022, and Plaintiffs filed a motion for preliminary approval that same day. On February 8, 2022, the Court entered a Scheduling Notice and Order finding that Plaintiffs’ motion for preliminary approval is appropriate for submission on the papers without oral argument. The parties are waiting for the Court to rule on this motion.
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
General Risk Factors
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
As of December 31, 2021, we had accumulated federal, state and foreign net operating loss carryforwards of approximately $514.1 million, $201.7 million and $24.6 million, respectively. Approximately $422.4 million of the federal net operating losses do not expire and the remaining federal, state and foreign tax loss carryforwards begin to expire in 2031, 2032 and 2025, respectively, unless previously utilized. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Code and similar state provisions.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Our primary production facilities for our woven protein and dry blends are located in Columbia, Missouri. We lease manufacturing facilities consisting of approximately 26,000 square feet under a lease expiring June 30, 2022 and approximately 64,000 square feet under a lease expiring July 31, 2025, the latter of which is subject to automatic extensions for two consecutive three-year periods in accordance with the terms of the lease unless we provide notice terminating the lease at least one year before its expiration date.
We own a manufacturing facility consisting of approximately 86,000 square feet on approximately 19.34 acres of land in Devault, Pennsylvania, which is used primarily for finished goods production.
We own a manufacturing facility consisting of approximately 48,000 square feet in Enschede, the Netherlands, where we produce our woven protein and dry blend flavor systems for shipment to local co-manufacturers, including one of our distributors who built a co-manufacturing facility in the Netherlands used for production of our finished goods.
We lease a manufacturing facility consisting of approximately 43,000 square feet in Jiaxing, China, where we produce our woven protein and house end-to-end production. Renovations in the leased facility were substantially completed and trial production began in the first quarter of 2021. In the second quarter of 2021, several commercial trials of certain of our manufacturing processes were completed. Following the successful qualification of extrusion production capabilities in the third quarter of 2021 and the completion of International Food Safety System Certification (FSSC) 22000 and ISA Halal certification in the fourth quarter of 2021, the facility completed commercialization of end-to-end production at the end of 2021. In the fourth quarter of 2021, we also leased a 12,100 square foot facility in Shanghai, China, which will be used as a local research and development facility to support our local manufacturing operations. Design and construction work is underway, with estimated completion in the second quarter of 2022.

In the third quarter of 2021, we completed the purchase of a 142,000 square foot facility on approximately 12.90 acres of land in Columbia, Missouri. This facility is used primarily for warehousing and dry blending (ingredient handling).
Also in the third quarter of 2021, we assumed an operating lease for a building consisting of approximately 64,000 square feet in Commerce, California to house our commercialization center which will facilitate the trial and scale up of new products for both our woven protein and finished goods. The commercialization center is expected to improve our speed to market for new products, reduce overall network costs by freeing up production lines from trials and improve collaboration of technical resources. The lease expires in August 2033, subject to an option to extend the lease term for an additional 60 months. Design and construction work is underway, with estimated completion in 2022.
In addition to leasing our corporate headquarters and other general office space in El Segundo, California, we lease approximately 30,000 square feet for our Manhattan Beach Project Innovation Center in El Segundo, California under a lease expiring January 31, 2026. In 2021, we leased approximately an additional 10,200 square feet of adjacent lab space under pursuant to an amendment to our Manhattan Beach Project Innovation Center lease. Our right to use the additional 10,200 square feet of adjacent lab space was for an initial term through January 31, 2022, and may continue on a month-to-month basis thereafter.
On January 14, 2021, we entered into a 12-year lease with two 5-year extension options to house our corporate headquarters, lab and innovation space in El Segundo, California. The leased premises are to be built out by the landlord and delivered to us in three phases over a 26-month period. Once the premises are delivered to us in their entirety, we will lease approximately 281,110 rentable square feet under the lease. Design and construction work at the premises is underway, with occupancy of a portion of the premises likely to occur in the third quarter of 2022. See Note 11, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report.
ITEM 3. LEGAL PROCEEDINGS.
We are subject to various legal proceedings and claims that arise in the ordinary course of our business. The Company establishes an accrued liability for legal matters when those matters present loss contingencies that are both probable and estimable. In the fourth quarter of 2021, the Company accrued $0.5 million relating to the settlement of certain derivative actions. See Note 11, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included elsewhere in this report. Although the outcome of these and other claims cannot be predicted with certainty, other than the settlement of certain derivative actions, management is not currently able to estimate the reasonable possible amount of loss or range of loss and does not believe that it is probable that the ultimate resolution of the current matters will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the final results of any current or future proceeding cannot be predicted with certainty, and until there is final resolution on any such matter that we may be required to accrue for, we may be exposed to loss in excess of the amount accrued. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
Holders
As of February 28, 2022, there were 110 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
The following graph depicts the total cumulative stockholder return on our common stock from May 2, 2019, the first day of trading of our common stock on the Nasdaq Global Select Market, through December 31, 2021, relative to the performance of the NASDAQ Composite Index and the S&P Food and Beverage Select Industry Index, a peer group that includes Beyond Meat. The graph assumes an initial investment of $100.00 at the close of trading on May 2, 2019 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

COMPARISON OF 32 MONTH CUMULATIVE TOTAL RETURN*
Among Beyond Meat, Inc., the NASDAQ Composite Index,
and the S&P Food & Beverage Select Industry Index
350
300
250
200
150
100
50
US$
5/2/2019
8/19
12/19
4/20
8/20
12/20
4/21
8/21
12/21
Month Ended
Beyond Meat, Inc.
NASDAQ Composite
S&P Food & Beverage Select Industry Index

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

ITEM 6. [RESERVED]

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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Overview
Beyond Meat is a leading plant-based meat company offering a portfolio of revolutionary plant-based meats. We build meat directly from plants, an innovation that enables consumers to experience the taste, texture and other sensory attributes of popular animal-based meat products while enjoying the nutritional and environmental benefits of eating our plant-based meat products. Our brand commitment, “Eat What You Love,” represents a strong belief that there is a better way to feed our future and that the positive choices we all make, no matter how small, can have a great impact on our personal health and the health of our planet. By shifting from animal-based meat to plant-based protein, we can positively impact four growing global issues: human health, climate change, constraints on natural resources and animal welfare. The success of our breakthrough innovation model and products has allowed us to appeal to a broad range of consumers, including those who typically eat animal-based meats, positioning us to compete directly in the $1.4 trillion global meat industry.
We sell a range of plant-based meat products across the three main meat platforms of beef, pork and poultry. As of December 2021, our products were available at approximately 130,000 retail and foodservice outlets in more than 90 countries worldwide, across mainstream grocery, mass merchandiser, club store, convenience store and natural retailer channels, direct-to-consumer, and various food-away-from-home channels, including restaurants, foodservice outlets and schools.
Our research and development and administrative offices are located in El Segundo, California. Our primary production facilities for our woven protein and dry blends are located in Columbia, Missouri. We lease manufacturing facilities consisting of approximately 26,000 square feet under a lease expiring June 30, 2022 and approximately 64,000 square feet under a lease expiring July 31, 2025, the latter of which is subject to automatic extensions for two consecutive three-year periods in accordance with the terms of the lease unless we provide notice terminating the lease at least one year before its expiration date.
We own a manufacturing facility consisting of approximately 86,000 square feet on approximately 19.34 acres of land in Devault, Pennsylvania, which is used primarily for finished goods production.
We own a manufacturing facility consisting of approximately 48,000 square feet in Enschede, the Netherlands, where we produce our woven protein and dry blend flavor systems for shipment to local co-manufacturers, including one of our distributors who built a co-manufacturing facility in the Netherlands used for production of our finished goods.
We lease a manufacturing facility consisting of approximately 43,000 square feet in Jiaxing, China, where we produce our woven protein and house end-to-end production. Renovations in the leased facility were substantially completed and trial production began in the first quarter of 2021. In the second quarter of 2021, several commercial trials of certain of our manufacturing processes were completed. Following the successful qualification of extrusion production capabilities in the third quarter of 2021 and the completion of International Food Safety System Certification (FSSC) 22000 and ISA Halal certification in the fourth quarter of 2021, the facility completed commercialization of end-to-end production at the end of 2021. In the fourth quarter of 2021, we also leased a 12,100 square foot facility in Shanghai, China, which will be used as a local research and development facility to support our local manufacturing operations. Design and construction work is underway, with estimated completion in the second quarter of 2022.

In the third quarter of 2021, we completed the purchase of a 142,000 square foot facility on approximately 12.90 acres of land in Columbia, Missouri. This facility is used primarily for warehousing and dry blending (ingredient handling).
Also in the third quarter of 2021, we assumed an operating lease for a building consisting of approximately 64,000 square feet in Commerce, California to house our commercialization center which will facilitate the trial and scale up of new products for both our woven protein and finished goods. The commercialization center is expected to improve our speed to market for new products, reduce overall network costs by freeing up production lines from trials and improve collaboration of technical resources. The lease expires in August 2033, subject to an option to extend the lease term for an additional 60 months. Design and construction work is underway, with estimated completion in 2022.
In addition to leasing our corporate headquarters and other general office space in El Segundo, California, we lease approximately 30,000 square feet for our Manhattan Beach Project Innovation Center in El Segundo, California under a lease expiring January 31, 2026. In 2021, we leased approximately an additional 10,200 square feet of adjacent lab space under pursuant to an amendment to our Manhattan Beach Project Innovation Center lease. Our right to use the additional 10,200 square feet of adjacent lab space was for an initial term through January 31, 2022, and may continue on a month-to-month basis thereafter.
On January 14, 2021, we entered into a 12-year lease with two 5-year extension options to house our corporate headquarters, lab and innovation space in El Segundo, California. The leased premises are to be built out by the landlord and delivered to us in three phases over a 26-month period. Once the premises are delivered to us in their entirety, we will lease approximately 281,110 rentable square feet under the lease. Design and construction work at the premises is underway, with occupancy of a portion of the premises likely to occur in the third quarter of 2022. See Note 11, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report.
On January 25, 2021, we entered into The PLANeT Partnership, LLC (“TPP”), a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. We believe TPP will allow us to reach more consumers by entering new product categories and distribution channels, increasing accessibility to plant-based protein around the world.
On March 5, 2021, we issued $1.0 billion aggregate principal amount of our 0% Convertible Senior Notes due 2027 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On March 12, 2021, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $150.0 million aggregate principal amount of the Company’s 0% Convertible Senior Notes due 2027 (the “Additional Notes”, and together with the Convertible Notes, the “Notes”), and such Additional Notes were issued on March 16, 2021. The initial conversion price of the Notes is $206.00 per share of common stock, which represents a premium of approximately 47.5% over the closing price of the Company’s common stock on March 2, 2021. The Notes will mature on March 15, 2027, unless earlier repurchased, redeemed or converted. The Notes were issued pursuant to, and are governed by, an indenture, dated as of March 5, 2021 (the “Indenture”), between us and U.S. Bank National Association, as trustee. We used $84.0 million of the net proceeds from the sale of the Notes to fund the cost of entering into capped call transactions, described below and intend to use the remainder of the net proceeds for general corporate purposes and working capital. The proceeds from the issuance of the Notes were approximately $1.0 billion, net of capped call transaction costs of $84.0 million and debt issuance costs totaling $23.6 million. See Note 8, Debt, to the Notes to Consolidated Financial Statements elsewhere in this report.
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

The Base Capped Call Transactions and the Additional Capped Call Transactions (collectively, the “Capped Call Transactions”) cover, subject to customary adjustments, the aggregate number of shares of our common stock that will initially underlie the Notes, and are expected generally to reduce potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions is $279.32, which represents a premium of 100% over the last reported sale price of the Company’s common stock on March 2, 2021. The aggregate $84.0 million paid for the Capped Call Transactions was recorded as a reduction to “Additional paid-in capital” (“APIC”).
Net revenues increased to $464.7 million in 2021 from $406.8 million in 2020 and $297.9 million in 2019, representing a 25% compound annual growth rate over a two-year period, compared to a 115% compound growth rate over a two-year period in 2020. We have generated losses since inception. Net loss in 2021, 2020 and 2019 was $182.1 million, $52.8 million and $12.4 million, respectively, as we pursued our long-term goal of future growth of our business, investing in innovation, people, infrastructure, product scaling and establishing strategic partnerships in the U.S., EU and China.
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
On November 4, 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration (OSHA) issued a COVID-19 Vaccination and Testing Emergency Temporary Standard requiring all employers with 100 or more employees to ensure that their employees are fully vaccinated or test for COVID-19 on at least a weekly basis. The OSHA rule also requires that these employers provide paid-time for employees to get vaccinated, and ensure all unvaccinated workers wear a face mask in the workplace. While the U.S. Supreme Court stayed the OSHA rule in January 2022, it is not currently possible to predict with any certainty whether the stay will be lifted, the exact impact the new regulation would have on our company, suppliers and customers. Some employers, including the Company, already have implemented requirements for workers regarding vaccination status, testing and/or other measures in response to COVID-19. The Company has required compliance with its COVID-19 vaccination policy since October 31, 2021 for all California based employees, and December 31, 2021 for all other U.S. based employees, subject to any special exceptions or other approved reasonable accommodations. Effective January 26, 2022, OSHA has withdrawn this as an enforceable emergency temporary standard but has not withdrawn the emergency standard as a proposed rule.
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
While our manufacturing facilities and our Manhattan Beach Project Innovation Center remained operational, beginning in March 2020 employees at our corporate headquarters began working remotely. Beginning in July 2021, our corporate employees returned to work and were provided a flexible working schedule of working in the office or remotely depending on job responsibilities, company need and performance. Beginning in October 2021, we began requiring headquarters-based employees to return to working in the office. At all of our facilities, we follow current guidelines from local departments of public health and have implemented comprehensive preventative hygienic measures to support the health and safety of our employees. In addition, we strongly encourage face coverings while indoors and have implemented a mandatory vaccine policy absent approved accommodations and regular testing. At our manufacturing facilities, we have implemented a series of physical distancing and hygienic practices to further support the health and safety of our manufacturing employees. Travel and field marketing activities have resumed with instructions to adhere to COVID-19-related guidelines. Illness prevention policies have been updated company-wide to state that no employee may be onsite when experiencing any symptom of illness. Employees must remain home when sick and may not return onsite until symptom-free. If employees test positive for COVID-19, they must quarantine for five days and until they are no longer symptomatic, and must also test negative prior to returning to work.
The COVID-19 pandemic had a mixed impact on our quarterly foodservice channel net revenues in 2021, which declined in the first quarter of 2021 and recovered in the remaining three quarters of 2021 as compared to the same periods in the prior year. Overall, for the year ended December 31, 2021, foodservice channel net revenues were $139.9 million compared to $106.2 million in the prior year, a 31.7% increase. Despite the improvement in 2021 in the foodservice channel compared to the same period a year ago, we recognize that our anticipation of continued steady recovery in the foodservice channel is based on the assumption that COVID-19 infection rates both in the U.S. and abroad will be reasonably contained. The impacts of the ongoing COVID-19 pandemic also continue to result in delays in tests or launches of our products among our foodservice customers and negatively impact the rate of our growth. Excluding our sales to large QSR customers, our foodservice channel has broad exposure to certain outlets that we believe have been disproportionately affected by COVID-19. These include, among others: amusement parks; academic institutions; hospitality; corporate catering services; movie theaters; sports arenas; and bars and pubs, locations that are frequently characterized by large gatherings of people in close proximity to each other, or those that may be adversely affected by reduced business or leisure travel, or reduced attendance at corporate offices. While we saw some improvement in demand in our foodservice business in 2021, the environment remains highly uncertain given the ongoing pandemic and the resurgence of COVID-19 and the appearance of variants.
Our retail channel net revenues in 2021 increased in the first quarter of 2021 but the rate of increase slowed down in the second and third quarters of 2021, and declined in the fourth quarter of 2021 as compared to the same periods in the prior year. Overall, for the year ended December 31, 2021, retail channel net revenues were $324.8 million compared to $300.6 million in the prior year, an 8.1% increase. In the prior year, we experienced a meaningful increase in retail demand as consumers shifted toward more at-home consumption as a result of the pandemic. But in 2021, retail channel net revenues were impacted by a general slowdown of growth in the U.S. plant-based meat category, higher trade discounts and, to a lesser extent, increased competition.
For the year ended December 31, 2021, our retail and foodservice channels accounted for approximately 69.9% and 30.1% of our net revenues, respectively. For the year ended December 31, 2020, our retail and foodservice channels accounted for approximately 73.9% and 26.1% of our net revenues, respectively. For the year ended December 31, 2021, our U.S. and international channels accounted for approximately 68.8% and 31.2% of our net revenues, respectively. For the year ended December 31, 2020, our U.S. and international channels accounted for approximately 79.9% and 20.1% of our net revenues, respectively. The change in mix of our distribution channels has been significant since the start of the COVID-19 pandemic, which is likely to continue to cause fluctuation in our financial results pending its duration, magnitude and effects.
In 2021, net revenues from the international channels, both retail and foodservice, significantly improved from the prior year. International net revenues increased 76.9% in 2021 as compared to 2020 primarily due to an increase in the number of distribution outlets that sell our products and due to the favorable comparison to the prior year when international foodservice net revenues were significantly impacted by COVID-19. In 2021,

U.S. foodservice channel net revenues improved but were more than offset by the decline in U.S. retail channel net revenues, resulting in a 1.6% decline in U.S. net revenues.
At December 31, 2021, our inventory balances increased 99% compared to the levels at December 31, 2020, primarily due to increases in raw materials including the growth in flavorings and packaging to support expansion in the number of products we offer, increases in work-in-process and finished goods inventories. The increase in finished goods inventory includes the effect of capitalized higher direct labor and production overhead costs.
Our net revenues, gross profit, gross margin, earnings and cash flows may be adversely impacted in 2022 by the following:
•changes in our product mix including the launch of new products, which may carry lower margin profiles relative to existing products due in part to early cost of production inefficiencies;
•weak demand in the retail channel, primarily in the U.S. due to slower category growth and increased competitive activity;
•price reductions, primarily in the retail channel in Europe, intended to improve price competitiveness relative to competing products;
•increased unit cost of goods sold due to lower production volumes in response to weaker demand, which would adversely impact coverage of fixed production costs within our manufacturing facilities;
•increased unit cost of goods due to inflation, higher transportation and supply chain costs;
•increased promotional programs and trade discounts to our retail and foodservice customers and shifts in product and channel mix resulting in negative impacts on our gross margins;
•potential disruption to our supply chain and the supply chain more generally caused by distribution and other logistical issues; and
•labor needs at the Company as well as in the supply chain and at customers.
In addition to the above, it is challenging to estimate the extent of the adverse impact of the COVID-19 pandemic on our results of operations due to continued uncertainty regarding the duration, magnitude and effects of the COVID-19 pandemic. While the ultimate health and economic impact of COVID-19 continues to be highly uncertain, our business operations and results of operations, including our net revenues, gross profit, gross margin, earnings and cash flows, may be adversely impacted in 2022, including as a result of:
•variability of demand in the foodservice channel due to the ongoing impact of COVID-19, including the resurgence of COVID-19 and the appearance of variants of the virus, despite the resumption of customer traffic in some foodservice establishments;
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
Environmental, Social and Governance
As a disruptive leader in the food industry, we have established ourselves as a leading producer of plant-based meat products that deliver a reduced environmental footprint and mitigate the social and welfare issues inherent to the production and consumption of animal protein. In order to continue that work and position ourselves as a leader in the integration of environmental and social change, we have committed to developing a comprehensive environmental, social and governance (“ESG”) program. As part of the development of our ESG program, we have completed a materiality analysis and are working on leveraging that analysis to create comprehensive ESG goals that will assist us with our commitment to ensuring responsible and sustainable business practices within our organization.
Components of Our Results of Operations and Trends and Other Factors Affecting Our Business
Net Revenues
We generate net revenues primarily from sales of our products to our customers across mainstream grocery, mass merchandiser, club store, convenience store and natural retailer channels, direct-to-consumer, and various food-away-from-home channels, including restaurants, foodservice outlets and schools, mainly in the United States.
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
The following factors and trends in our business have driven net revenue growth over prior periods and are expected to be key drivers of our net revenue growth over time, subject to the duration, magnitude and effects of COVID-19 and other challenges as discussed above:
•increased penetration across our retail channel, including mainstream grocery, mass merchandiser, club store, convenience store and natural retailer channels, and our foodservice channel, including increased desire by foodservice establishments, including large FSR and/or global QSR customers, to add plant-based products to their menus and to highlight these offerings;
•the strength and breadth of our partnerships with global QSR restaurants and retail and foodservice customers;

•distribution expansion, increased sales velocity, household penetration, repeat purchases, buying rates (amount spent per buyer) and purchase frequency across our channels;
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
•enhanced marketing efforts as we continue to build our brand, amplify our value proposition around taste, health and sustainability, serve as a best-in-class partner to strategic and other QSR customers to support product development and category management, and drive consumer adoption of our products, including, for example, our billboard campaign, food truck tours in selected cities, our first Reddit AMA, our presence on TikTok, our NBA Twitter campaign during the NBA finals, mobile pop-ups in select U.S. cities to give consumers an exclusive first taste of our latest innovative products ahead of in-store availability, increased social media and digital activity to build consumer awareness and excitement, shopper marketing programs to incentivize consumer trial, and a robust Spotify podcast campaign around the launch of the latest iteration of our Beyond Burger;
•overall market trends, including growing consumer awareness and demand for nutritious, convenient and high protein plant-based foods; and
•increased production levels as we invest in production infrastructure and scale production to meet demand for our products across our distribution channels both domestically and internationally.
In addition to the factors and trends above, we expect the following to positively impact net revenues going forward, subject to the ultimate duration, magnitude and effects of the COVID-19 pandemic and other challenges discussed above:
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
The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any additional resurgences), impact of variants of the virus that causes COVID-19, the wide distribution and public acceptance of the various COVID-19 vaccines and their efficacy against COVID-19 and variants of the virus, labor needs at the Company as well as in the supply chain and at customers, compliance with government or employer COVID-19 vaccine mandates and the resulting impact on available labor, and the level of social and economic restrictions imposed on the United States and abroad in an effort to curb the spread of the virus, and the impact on consumer behavior, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. For example, the impact of COVID-19 on any of our suppliers, co-manufacturers, distributors or transportation or logistics providers may negatively affect the price and availability of our ingredients and/or packaging materials and impact our supply chain. Labor shortages at retail and foodservice customers may impact our ability to launch new products or planned promotions, or may have other negative effects on customer demand. Additionally, if we are forced to scale back hours of production or close our production facilities or our Manhattan Beach Project Innovation Center in response to the pandemic, we expect our business, financial condition and results of operations would be materially adversely affected. In addition, our growth strategy to expand our operations internationally may be impeded. The uncertainty created by COVID-19 significantly increases the difficulty in forecasting operating results and strategic planning. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business, results of operations, financial condition or liquidity. However, the pandemic has had, and we expect may continue to have, a material adverse impact on our business, results of operations, financial condition and cash flows and may adversely impact the trading price of our common stock. Future events and effects related to the COVID-19 pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts.
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We anticipate that we will need to continue to offer more trade and promotion discounts to both our retail and foodservice customers to drive increased consumer trial, in response to COVID-19 and in response to increased competition. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. At the end of each accounting period, we recognize a liability for estimated sales discounts that have been incurred but not paid which totaled $3.6 million as of December 31, 2021 and December 31, 2020. We expect to face increasing competition across all channels, especially as additional plant-based protein product brands continue to enter the marketplace. In response, we anticipate providing heavier discounting and promotions on some of our products. Although these actions are intended to build brand awareness and increase consumer trials of our products, they have had and are likely to continue to have a negative impact on our net revenues, gross profit, gross margin and profitability, impacting period-over-period results.
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
Seasonality
Generally, we expect to experience greater demand for certain of our products during the summer grilling season. In 2021, U.S. retail channel net revenues during the second quarter were 21% higher than the first quarter. In 2020, the impact of COVID-19 amplified this seasonal impact with U.S. retail channel net revenues increasing 80% compared to the first quarter of 2020. We continue to see additional seasonality effects, especially within our retail channel, with revenue contribution from this channel tending to be greater in the second and third quarters of the year. along with increased levels of purchasing by customers ahead of holidays, the impact of customer shelf reset activity and the timing of product restocking by our retail customers. In an environment of uncertainty from the impact of COVID-19, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.
Gross Profit
Gross profit consists of our net revenues less cost of goods sold. Our cost of goods sold primarily consists of the cost of raw materials and ingredients for our products, co-manufacturing fees, direct and indirect labor and certain supply costs, in-bound and internal shipping and handling costs incurred in manufacturing our products, warehouse storage fees, plant and equipment overhead, depreciation and amortization expense, as well as the cost of packaging our products. In anticipation of future growth, we have had to very quickly scale production and expand our sources of supply for our core protein inputs such as pea protein.
We intend to continue to increase our production capabilities at our in-house manufacturing facilities in Columbia, Missouri, Devault, Pennsylvania, the Netherlands and China, while expanding our co-manufacturing capacity and exploring additional production facilities domestically and abroad. As a result of expansion initiatives, we expect our cost of goods sold in absolute dollars to increase as a result of anticipated growth of our sales volume.
Subject to the ultimate duration, magnitude and effects of COVID-19, we continue to expect that gross profit improvements will be delivered primarily through improved volume leverage and throughput, greater internalization and geographic localization of our manufacturing footprint and finished goods, materials and packaging input cost reductions, tolling fee efficiencies, end-to-end production processes across a greater proportion of our manufacturing network, scale-driven efficiencies in procurement and fixed cost absorption, diversification of our core protein ingredients, product and process innovations and reformulations, cost-down initiatives through ingredient and process innovation and improved supply chain logistics and distribution costs. We are also working to improve gross margin through ingredient cost savings achieved through scale of purchasing and through negotiating lower tolling fees. We intend to pass some of these cost savings on to the consumer as we pursue our goal to achieve price parity with animal protein in at least one of our product categories by the end of 2024.
Margin improvement may, however, continue to be negatively impacted by our focus on investing heavily in our business, establishing infrastructure in the U.S., EU and China, growing our customer base, volume deleveraging, aggressive pricing strategies and increased discounting, our product and customer mix, expanding into new geographies and markets, enhancing our production infrastructure, enhancing our product offerings and increasing consumer engagement by applying increasing pressure on the three key levers of taste, health and cost that we believe are critical for mass adoption. Margin improvement may also be negatively impacted by the impact of inflation, increasing labor costs, material costs and transportation costs.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, share-based compensation, scale-up expenses, and depreciation and amortization expense on research and development assets. Future research and development expenses will include expenses associated with our new Commerce, California commercialization center. Design and construction work is underway, with estimated completion in 2022. Our research and development efforts are focused on enhancements to our product formulations and production processes in addition to the development of new products. We expect to continue to invest substantial amounts in research and development, as research and development and innovation are core elements of our business strategy, and we believe they represent a critical competitive advantage for us. We believe that we need to continue to rapidly innovate in order to continue to capture a larger market share of consumers who typically eat animal-based meats. Over time and subject to the duration, magnitude and effects of the COVID-19 pandemic, we expect these expenses to increase in absolute dollars, but to decrease as a percentage of net revenues as we continue to scale production volume.
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
As we continue to grow, including internationally, we expect to expand our sales and marketing force to address additional opportunities. Over time, our administrative expenses are generally expected to increase with increased personnel to support various functions, including among others, operations and supply chain, accounting, finance, legal, IT and compliance-related functions.
Restructuring Expenses
In May 2017, management approved a plan to terminate an exclusive supply agreement with one of our co-manufacturers. For a discussion of these expenses, see Note 3, Restructuring, and Note 11, Commitments and Contingencies, to the Notes to Consolidated Financial Statements, included elsewhere in this report.

Results of Operations
The following table sets forth selected items in our statements of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net revenues	$464,700	$406,785	$297,897
Cost of goods sold	347,419	284,510	198,141
Gross profit	117,281	122,275	99,756
Research and development expenses	66,946	31,535	20,650
Selling, general and administrative expenses	209,474	133,655	74,726
Restructuring expenses	15,794	6,430	4,869
Total operating expenses	292,214	171,620	100,245
Loss from operations	$(174,933)	$(49,345)	$(489)

The following table presents selected items in our statements of operations as a percentage of net revenues for the respective periods presented:

	Year Ended December 31,
	2021	2020	2019
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	74.8	69.9	66.5
Gross profit	25.2	30.1	33.5
Research and development expenses	14.4	7.7	6.9
Selling, general and administrative expenses	45.1	32.9	25.1
Restructuring expenses	3.4	1.6	1.6
Total operating expenses	62.9	42.2	33.7
Loss from operations	(37.7)%	(12.1)%	(0.2)%

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net Revenues

	Year Ended December 31,		Change
(in thousands)	2021	2020	Amount	%
U.S.:
Retail	$243,360	$264,111	$(20,751)	(7.9)%
Foodservice	76,475	60,763	15,712	25.9%
U.S. net revenues	319,835	324,874	(5,039)	(1.6)%
International:
Retail	$81,483	$36,472	$45,011	123.4%
Foodservice	63,382	45,439	17,943	39.5%
International net revenues	144,865	81,911	62,954	76.9%
Net revenues	$464,700	$406,785	$57,915	14.2%

Net revenues in the year ended December 31, 2021 increased by $57.9 million, or 14.2%, as compared to the prior year primarily due to an increase in volume sold, partially offset by lower net price per pound. Growth in net revenues was primarily due to increased foodservice channel sales, reflecting favorable comparison to the prior year as foodservice channels experienced a significant reduction in demand in 2020 due to the COVID-19 pandemic, and distribution gains in 2021 in the international foodservice channel. Retail channel sales increased primarily due to growth in demand in international markets, partially offset by weaker U.S. retail channel sales due to a deceleration in the growth of the plant-based meat category, higher trade discounts and, to a lesser extent, increased competition.
Net revenues from U.S. retail sales in the year ended December 31, 2021 decreased $20.8 million, or 7.9%, primarily due to decreases in sales of Beyond Burger, Beyond Sausage, Beyond Beef and Beyond Beef Crumble, partially offset by increased sales of Beyond Breakfast Sausage and Beyond Meatball. The introduction of Beyond Chicken Tenders in the fourth quarter of 2021 also contributed to U.S. retail channel sales in the year ended December 31, 2021.
Net revenues from U.S. foodservice sales in the year ended December 31, 2021 increased $15.7 million, or 25.9%, primarily due to increased sales of Beyond Burger, new chicken products, Beyond Beef and Beyond

Sausage, partially offset by decreased sales of Beyond Breakfast Sausage and Beyond Beef Crumble. Our products were available at approximately 34,000 U.S. retail outlets and 38,000 U.S. foodservice outlets as of December 2021.
Net revenues from international retail sales in the year ended December 31, 2021 increased $45.0 million, or 123.4%, due to increased sales of all of our products, primarily Beyond Burger, Beyond Sausage, Beyond Beef and Beyond Meatballs, and to a lesser extent, due to increases in sales of Beyond Breakfast Sausage, Beyond Beef Crumble, Beyond Chicken Tenders and Beyond Pork. Net revenues from international foodservice sales in the year ended December 31, 2021 increased $17.9 million, or 39.5%, primarily due to increased sales of Beyond Burger, Beyond Beef Crumble and Beyond Chicken Tenders, partially offset by decreased sales of Beyond Beef. Our products were available at approximately 58,000 international retail and foodservice outlets as of December 2021.
The following table presents volume of our products sold in pounds:

	Year Ended December 31,		Change
(in thousands)	2021	2020	Amount	%
U.S.:
Retail	44,568	45,706	(1,138)	(2.5)%
Foodservice	13,047	10,860	2,187	20.1%
International:
Retail	14,120	6,684	7,436	111.3%
Foodservice	12,848	9,281	3,567	38.4%
Volume of products sold	84,583	72,531	12,052	16.6%

Cost of Goods Sold

	Year Ended December 31,		Change
(in thousands)	2021	2020	Amount	%
Cost of goods sold	$347,419	$284,510	$62,909	22.1%

Cost of goods sold increased by $62.9 million, or 22.1%, in 2021 as compared to the prior year, primarily due to increased pounds sold and increased cost per pound. The increased cost per pound was driven by increases in manufacturing costs including depreciation and higher logistics costs partially offset by reduced material costs. Cost of goods sold in 2021 included $12.5 million in write off of excess and obsolete inventories and $0.8 million in write down of inventory to lower of cost or net realizable value. Cost of goods sold in 2020 included $10.8 million in write off of excess and obsolete inventories related to the impact of COVID-19 including product repacking activities to repurpose certain foodservice inventory, and charges and write offs associated with foodservice products determined to be unsalable and $0 in write down of inventory to lower of cost or net realizable value.
Gross Profit and Gross Margin

	Year Ended December 31,		Change
(in thousands)	2021	2020	Amount	%
Gross profit	$117,281	$122,275	$(4,994)	(4.1)%
Gross margin	25.2%	30.1%	N/A	N/A

Gross profit in 2021 was $117.3 million, or 25.2% of net revenues, as compared to gross profit of $122.3 million, or 30.1% of net revenues, in the prior year, a decline of $5.0 million. Gross profit per pound and gross margin declined primarily due to decreased revenue per pound due to changes in product mix and higher trade discounts, combined with increased manufacturing costs per pound including depreciation and higher logistics costs partially offset by reduced materials costs. As disclosed in Note 2, Summary of Significant Accounting Policies—Shipping and Handling Costs, in the Notes to Consolidated Financial Statements included elsewhere in this report, we include outbound shipping and handling costs within SG&A expenses. As a result, our gross profit and gross margin may not be comparable to other entities that present all shipping and handling costs as a component of cost of goods sold.
Research and Development Expenses

	Year Ended December 31,		Change
(in thousands)	2021	2020	Amount	%
Research and development expenses	$66,946	$31,535	$35,411	112.3%

Research and development expenses increased $35.4 million, or 112.3%, in 2021, as compared to the prior year. Research and development expenses increased primarily due to $19.2 million in higher scale-up expenses and a 38% increase in headcount compared to the prior year.
SG&A Expenses

	Year Ended December 31,		Change
(in thousands)	2021	2020	Amount	%
Selling, general and administrative expenses	$209,474	$133,655	$75,819	56.7%

SG&A expenses increased by $75.8 million, or 56.7%, in 2021, as compared to the prior year. The increase was primarily due to $31.2 million in higher salaries and related expenses resulting from a higher headcount; $23.7 million in higher marketing programs-related expenses including advertising costs incurred to raise awareness of our products both domestically and internationally; $14.1 million in higher professional services fees related to recently established consulting agreements; $7.2 million in higher outbound freight costs; $2.7 million in higher general insurance costs; $1.6 million in higher share-based compensation expense; and $1.3 million in higher bad debt expense, partially offset by $4.1 million in absence of product donations and $2.1 million in lower legal fees.
Restructuring Expenses
As a result of the termination in May 2017 of an exclusive supply agreement with one of our co- manufacturers due to non-performance under the agreement, we recorded restructuring expenses of $15.8 million and $6.4 million in 2021 and 2020, respectively, primarily related to legal and other expenses associated with the dispute. As of December 31, 2021 and 2020, there were $2.7 million and $0.8 million, respectively, in accrued unpaid liabilities associated with this contract termination representing legal fees. We continue to incur legal fees in connection with our ongoing efforts to resolve this dispute. See Note 3, Restructuring, and Note 11, Commitments and Contingencies, to the Notes to Consolidated Financial Statements, included elsewhere in this report.
Loss from Operations
Loss from operations in 2021 was $174.9 million compared to loss from operations of $49.3 million in the prior year. In addition to the decline in gross profit, the increase in loss from operations was also driven by growth in overall headcount levels primarily to support our expanded manufacturing and supply chain operations, innovation and marketing capabilities, increased production trial and commercialization activities, increased investments in marketing activities, higher restructuring expenses primarily reflecting increased legal costs, higher outbound freight costs included in our selling expenses and expansion in our international operations.
Total Other Expense, Net
Total other expense, net in the year ended December 31, 2021 of $4.1 million consisted primarily of $3.6 million in interest expense from amortization of debt issuance costs, $1.0 million in loss on extinguishment of debt and $0.2 million in foreign currency transaction losses, partially offset by $0.2 million in interest income and $1.1 million in subsidies received from the Jiaxing Economic Development Zone Finance Bureau related to our investment in our subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd. (“BYND JX”). Total other expense, net in the year ended December 31, 2020 consisted primarily of $2.6 million in interest expense on our debt balances, $1.5 million in loss on extinguishment of debt and $0.2 million in foreign currency transaction losses, partially offset by $0.8 million in interest income.
Other, net was a net expense of $0.5 million in 2021 and $0.8 million in 2020. Other, net in 2021 and 2020 included $1.0 million and $1.5 million, respectively, in loss on extinguishment of our refinanced credit arrangements, partially offset by interest income from invested cash balances. Interest income decreased to $0.2 million in the year ended December 31, 2021 from $0.8 million in the prior year.
Income Tax Expense
For 2021 and 2020, we recorded income tax expense of $60,000 and $72,000, respectively. These amounts primarily consist of income taxes for state jurisdictions which have minimum tax requirements. No tax benefit was provided for losses incurred because those losses were offset by a full valuation allowance.
Net Loss
Net loss was $182.1 million in 2021 compared to a net loss of $52.8 million in the prior year. This increase in net loss was driven by the year-over-year decrease in gross profit and increase in operating expenses. During 2020, net loss included $14.1 million in costs attributable to COVID-19 including $6.6 million in product repacking costs, $4.8 million in inventory write-offs and charges associated with foodservice products determined to be unsalable and $2.7 million in product donation costs related to our COVID-19 relief efforts, and $1.5 million of debt extinguishment costs associated with our refinanced credit arrangements.
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
There are a number of limitations related to the use of Adjusted EBITDA and Adjusted EBITDA as a % of net revenues rather than their most directly comparable GAAP measures. Some of these limitations are:
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
The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net loss, as reported (unaudited):

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net loss, as reported	$(182,105)	$(52,752)	$(12,443)
Income tax expense	60	72	9
Interest expense	3,648	2,576	3,071
Depreciation and amortization expense	21,663	13,299	8,106
Restructuring expenses(1)	15,794	6,430	4,869
Share-based compensation expense	27,698	27,279	12,807
Expenses attributable to COVID-19(2)	—	14,137	—
Remeasurement of warrant liability	—	—	12,503
Other, net(3)	487	759	(3,629)
Adjusted EBITDA	$(112,755)	$11,800	$25,293
Net loss as a % of net revenues	(39.2)%	(13.0)%	(4.2)%
Adjusted EBITDA as a % of net revenues	(24.3)%	2.9%	8.5%
_____________
(1)Primarily comprised of legal and other expenses associated with the dispute with a co-manufacturer with whom an exclusive supply agreement was terminated in May 2017.See Note 3, Restructuring, and Note 11, Commitments and Contingencies, to the Notes to Consolidated Financial Statements, included elsewhere in this report.

(2)In 2020, comprised of $14.1 million in costs attributable to COVID-19 consisting of $6.6 million in product repacking costs, $4.8 million in inventory write-offs and charges associated with foodservice products determined to be unsalable and $2.7 million in product donation costs related to our COVID-19 relief efforts.
(3)Includes $1.0 million in loss on extinguishment of debt associated with termination of the Company’s credit facility in the year ended December 31, 2021 and $1.5 million in loss on extinguishment of debt associated with the Company’s refinanced credit arrangements in the year ended December 31, 2020.

Liquidity and Capital Resources
Convertible Senior Notes
On March 5, 2021, we issued $1.0 billion aggregate principal amount of our 0% Convertible Senior Notes due 2027 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The initial purchasers of the Convertible Notes exercised their option to purchase an additional $150.0 million aggregate principal amount of our 0% Convertible Senior Notes due 2027 (the “Additional Notes”, and together with the Convertible Notes, the “Notes”), and such Additional Notes were issued on March 16, 2021. The initial conversion price of the Notes is $206.00 per share of common stock, which represents a premium of approximately 47.5% over the closing price of the Company’s common stock on March 2, 2021. The Notes will mature on March 15, 2027, unless earlier repurchased, redeemed or converted. The Notes were issued pursuant to, and are governed by, an indenture, dated as of March 5, 2021 (the “Indenture”), between us and U.S. Bank National Association, as trustee (the Trustee”). We used $84.0 million of the net proceeds from the sale of the Notes to fund the cost of entering into capped call transactions, described below. The proceeds from the issuance of the Notes were approximately $1.0 billion, net of capped call transaction costs of $84.0 million and debt issuance costs totaling $23.6 million. See Note 8, Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Capped Call Transactions
On March 2, 2021, in connection with the pricing of the offering of the Convertible Notes, we entered into capped call transactions (the “Base Capped Call Transactions”) with the option counterparties and used $73.0 million in net proceeds from the sale of the Convertible Notes to fund the cost of the Base Capped Call Transactions. On March 12, 2021, in connection with the Additional Notes, we entered into capped call transactions (the “Additional Capped Call Transactions”) with the option counterparties and used $11.0 million of the net proceeds from the sale of the Additional Notes to fund the cost of the Additional Capped Call Transactions. The Base Capped Call Transactions and the Additional Capped Call Transactions (collectively, the “Capped Call Transactions”) cover, subject to customary adjustments, the aggregate number of shares of our common stock that will initially underlie the Notes, and are expected generally to reduce potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we may make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions is $279.32, which represents a premium of 100% over the last reported sale price of our common stock on March 2, 2021. The aggregate $84.0 million paid for the Capped Call Transactions was recorded as a reduction to APIC. See Note 8 Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report.
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
Liquidity Outlook
In 2022, our cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and other risks detailed in Part I, Item 1A, “Risk Factors” included elsewhere in this report. The pandemic and hostilities in Eastern Europe have led to increased disruption and volatility in capital markets and credit markets generally which could adversely affect our liquidity and capital resources in the future. However, based on our current business plan, we believe that our existing cash balances will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. In the future, we may raise funds by issuing debt or equity securities. Our cash requirements under our significant contractual obligations and commitments are listed below in the section titled “Contractual Obligations and Commitments.” Our future capital requirements may vary materially from those currently planned and will depend on many factors, including the impact of the COVID-19 pandemic; the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; our investment in and build out of our campus headquarters; the expenses associated with our marketing initiatives; our investment in manufacturing and facilities to expand our manufacturing and production capacity; the costs required to fund domestic and international growth; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us, including the costs associated with our current litigation with a former co-manufacturer; the expenses needed to attract and retain skilled personnel; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
Sources of Liquidity
Our primary cash needs are for operating expenses, working capital and capital expenditures to support the growth in our business. Prior to our IPO, we financed our operations through private sales of equity securities and through sales of our products. Since our inception and through our IPO, we raised a total of $199.5 million from the sale of convertible preferred stock, including through sales of convertible notes which were converted into preferred stock, net of costs associated with such financings. In connection with our IPO, we sold an aggregate of 11,068,750 shares of our common stock at a public offering price of $25.00 per share and received approximately $252.4 million in net proceeds. In connection with our Secondary Offering, we sold 250,000 shares of our common stock at a public offering price of $160.00 per share and received approximately $37.4 million in net proceeds.
In March 2021, we issued $1.2 billion in aggregate principal amount of Notes as discussed above. As of December 31, 2021, we had $733.3 million in cash and cash equivalents.
Cash Flows
In the year ended December 31, 2021, approximately $269.6 million in aggregate expenditures to purchase inventory, purchase property, plant and equipment, invest in joint venture, and approximately $174.3 million in other cash flows from operating, investing and financing activities were funded by net borrowings of $1,017.4 million, after repaying the entire balance of the revolving credit facility.
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash (used in) provided by:
Operating activities	$(301,370)	$(39,995)	$(46,995)
Investing activities	$(147,479)	$(74,900)	$(26,164)
Financing activities	$1,022,322	$(1,762)	$294,876
Net Cash Used in Operating Activities
For the year ended December 31, 2021, we incurred a net loss of $182.1 million, which was the primary reason for net cash used in operating activities of $301.4 million. Net cash outflows from changes in operating assets and liabilities were primarily due to the increase in all three classes of inventory, cash outflows associated with the escrow payments for the Campus Lease (see Note 11, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report), increase in prepaid expenses and other assets and increase in accounts receivable. The net cash outflows were partially offset by an increase in accounts payable and accrued expenses. Net loss for the year ended December 31, 2021, included $60.3 million in non-cash expenses primarily comprised of share-based compensation expense, depreciation and amortization expense, non-cash lease expense, amortization of debt issuance costs, provision for losses on accounts receivable and loss on extinguishment of debt.
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
For the year ended December 31, 2019, we incurred a net loss of $12.4 million. The primary reason for net cash used in operating activities of $47.0 million was the $68.2 million in net cash outflows from changes in our operating assets and liabilities, primarily due to increases in inventory to meet growth in anticipated sales and to accommodate longer lead times for international shipments and increases in accounts receivable, partially offset by $33.7 million in non-cash expenses primarily comprised of share-based compensation expense, change in warrant liability and depreciation and amortization expense.
Depreciation and amortization expense was $21.7 million, $13.3 million and $8.1 million, in 2021, 2020 and 2019, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our growth and investment in property, plant and equipment.
For the year ended December 31, 2021, net cash used in investing activities was $147.5 million and consisted of $136.0 million in cash outflows for purchases of property, plant and equipment, primarily driven by continued investments in production equipment and facilities related to our capacity expansion initiatives and international expansion, $11.0 million for investment in TPP and security deposits.
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

Net Cash Provided by Financing Activities
For the year ended December 31, 2021, net cash provided by financing activities was $1.0 billion primarily from the proceeds of the Notes of $1.1 billion net of purchased capped call transaction amounts and $8.1 million in proceeds from stock option exercises, partially offset by repayment of revolving credit facility of $25.0 million, debt issuance costs of $23.6 million associated with the Notes, $3.1 million in payments of minimum withholding taxes on net share settlement of equity awards and payments under finance lease obligations.
For the year ended December 31, 2020, net cash used by financing activities was $1.8 million primarily due to $31.0 million in extinguishment of prior credit facilities, debt issuance costs of $1.2 million associated with the then new revolving credit facility and debt extinguishment costs of $1.2 million associated with our refinanced credit arrangements, partially offset by $25.0 million in net proceeds to us from our revolving credit facility. Cash flows from financing activities included $9.0 million in proceeds from stock option exercises, partially offset by $2.3 million in payments of minimum withholding taxes on net share settlement of equity awards, and $70,000 in payments of finance lease obligations.
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
Contractual Obligations and Commitments
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
Under the terms of the Campus Lease, we will lease an aggregate of approximately 281,110 rentable square feet in a portion of a building located at 888 Douglas Street, El Segundo, California (the “Premises”), to be built out by Landlord and delivered to the Company in three phases over a 26-month period. Aggregate payments towards base rent for the Premises over the term of the lease will be approximately $159.3 million. In 2021, we paid $0.2 million in payments towards common area maintenance, parking, and insurance. No such payments were made in 2020 or 2019.
Although we are involved in the design of the tenant improvements of the Premises, we do not have title or possession of the assets during construction. In addition, we do not have the ability to control the leased Premises until each phase of the tenant improvements is complete. As of December 31, 2021, the tenant improvements associated with Phase 1-A had not been completed, and the underlying asset had not been delivered to us. Accordingly, there was no lease commencement during the quarter ended December 31, 2021. Therefore, we have not recognized an asset or a liability for the Campus Lease in our consolidated balance sheet as of December 31, 2021. We contributed $59.2 million in payments to a construction escrow account during the year ended December 31, 2021. These payments are recorded in “Prepaid lease costs, non-current” in our consolidated balance sheet as of December 31, 2021, which will ultimately be recorded as a component of a right-of-use asset upon lease commencement. We expect to fund an estimated $71 million of additional funds to the construction escrow account in 2022 as the Landlord continues to build out the Premises and anticipate that Phase-1A will be completed and the lease commencement date is expected to occur during the third quarter of 2022.
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
During Phase 1, we have agreed to invest $10.0 million in the JXEDZ through an intercompany investment in BYND JX and BYND JX has agreed to lease a facility in the JXEDZ for a minimum of two years. In connection with such agreement, BYND JX entered into a factory leasing contract with an affiliate of the JX Committee, pursuant to which BYND JX has agreed to lease and renovate a facility in the JXEDZ for a minimum of two years.
In the year ended December 31, 2021, we received $1.1 million in subsidies related to our investment in BYND JX from the Jiaxing Economic Development Zone Finance Bureau. No such subsidies were received in the year ended December 31, 2020. In the event that we and BYND JX determine, in our sole discretion, to proceed with the Phase 2 development in the JXEDZ, BYND JX has agreed in the first stage of Phase 2 to increase its registered capital by $30.0 million and to acquire the land use right to a state-owned land plot in the JXEDZ to conduct development and construction of a new production facility. Following the first stage of Phase 2, we and BYND JX may determine, in our sole discretion, to permit BYND JX to obtain a second state-owned land plot in the JXEDZ in order to construct an additional facility thereon. See Note 11, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Investment in The PLANeT Partnership
On January 25, 2021, we entered into The PLANeT Partnership, LLC (“TPP”), a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. We believe TPP will allow us to reach more consumers by entering new product categories and distribution channels, increasing accessibility to plant-based protein around the world. For the year ended December 31, 2021, we contributed our share of the investment in TPP, $11.0 million, and recognized our share of the net losses in TPP in the amount of $3.0 million. No such amounts were recognized in 2020 or 2019. See Note 2, Summary of Significant Accounting Policies, elsewhere in this report. We have committed to invest in TPP an additional $16.5 million in 2022.
Purchase Commitments
We have a multi-year sales agreement with Roquette for the supply of pea protein which expires on December 31, 2022. The plant-based protein sourced under the supply agreement is secured on a purchase order basis regularly, per specified minimum monthly and semi-annual quantities, throughout the term. We are not required to purchase plant based protein in amounts in excess of such specified minimum quantities; however the Company has the option to increase such minimum quantities for delivery. The total annual amount purchased each year by us must be at least the minimum amount specified in the agreement, which totals in the aggregate $154.1 million over the term of the agreement. We also have the right to be indemnified by Roquette in certain circumstances. Subsequent to the year ended December 31, 2021, on February 8, 2022, we amended our supply agreement for pea protein with Puris to extend the term through December 31, 2022. We obtain protein under the Puris Agreement on a purchase order basis and have the right to cancel purchase orders if we provide timely written notice. The amount purchased in each quarter of 2022 is mutually agreed upon by us and Puris prior to each quarter and becomes a binding quarterly commitment upon such agreement. We also have the right to be indemnified by Puris and must indemnify Puris in certain circumstances.
As of December 31, 2021, we had committed to purchase pea protein inventory totaling $52.9 million in 2022, which excludes the pea protein supply agreement signed with Puris subsequent to the year end. See Note 14, Subsequent Event, to the Notes to Consolidated Financial Statements included elsewhere in this report. In addition, as of December 31, 2021, we had approximately $51.4 million in purchase order commitments for capital expenditures primarily to purchase machinery and equipment. Payments for these purchases will be due within twelve months of December 31, 2021.
The following table summarizes our significant contractual obligations as of December 31, 2021:

	Payments Due by Period
(in thousands)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
Operating lease obligations(1)(2)	$33,164	$5,548	$8,831	$5,801	$12,984
Financing lease obligations(3)	646	194	328	124	—
Convertible debt(4)	1,150,000	—	—	—	1,150,000
Purchase commitments—inventory(5)	52,929	52,929	—	—	—
Purchase commitments—assets(6)	51,391	51,391	—	—	—
Estimated additional funding—Campus Lease(7)	$71,000	$71,000	$—	$—	$—
The PLANeT Partnership(8)	$16,500	$16,500	$—	$—	$—
Total	$1,375,630	$197,562	$9,159	$5,925	$1,162,984
___________________
(1)Includes lease payments for our Manhattan Beach Project Innovation Center and corporate offices in El Segundo, California, our manufacturing facilities in Columbia, Missouri, our commercialization center under renovation in Commerce, California, and all other operating lease obligations.
(2)Excludes obligations under Campus Lease. See Note 11, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report.
(3)Consists of payments under various financing leases for certain equipment.
(4)Includes principal amount under our Notes issued March 2021. See Note 8, Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report.
(5)Consists of commitments to purchase pea protein inventory. Excludes pea protein supply agreement entered into subsequent to the year ended December 31, 2021. See Note 14, Subsequent Event, to the Notes to Consolidated Financial Statements included elsewhere in this report.
(6)Consists of commitments to purchase property, plant and equipment.
(7)Consists of estimated amount of additional funds to fund the construction escrow account for the Campus Lease.
(8)Consists of estimated 2022 investment in TPP.
Segment Information
We have one operating segment and one reportable segment, as our CODM, who is our Chief Executive Officer, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Critical Accounting Policies and Estimates
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
Revenue is measured as the amount of consideration the Company expects to receive in exchange for fulfilling the performance obligation. Sales and other taxes the Company collects concurrent with the sale of products are excluded from revenue. The Company's normal payment terms vary by the type and location of its customers and the products offered. The time between invoicing and when payment is due is not significant. None of the Company's customer contracts as of December 31, 2021 contains a significant financing component.
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
Capped Call Transactions
In connection with the pricing of the offering of the Convertible Notes, on March 2, 2021 and March 12, 2021, the Company entered into capped call transactions with the option counterparties. See Note 8 Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report. Capped call transactions cover the aggregate number of shares of the Company’s common stock that will initially underlie the Notes, and generally reduce potential dilution to the Company’s common stock upon any conversion of Notes and/or offset any cash payments the Company may make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the capped call transactions. The Company determined that the freestanding capped call option contracts qualify as equity under the accounting guidance on indexation and equity classification, and recognized the contract by recording an entry to APIC in stockholders’ equity in its consolidated balance sheet. The Company also determined that the capped call option contracts meet the definition of a derivative under Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging” (“ASC 815”), but are not required to be accounted for as a derivative as they meet the scope exception outlined in ASC 815. Instead the capped call options are recorded in APIC and not remeasured.
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
On March 2, 2021, we terminated our secured revolving credit agreement, dated as of April 21, 2020 (the “Credit Agreement”), among us, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent, and in connection with such termination: (i) all borrowings outstanding under the Credit Agreement were repaid in full by us; and (ii) all liens and security interests under the Credit Agreement in favor of the lenders thereunder were released. In the years ended December 31, 2021, 2020 and 2019, we incurred $0.3 million, $2.1 million and $2.6 million, respectively, in interest expense related to our bank credit facilities. Upon termination of the revolving credit facility, unamortized debt issuance costs of $1.0 million associated with the revolving credit facility were written off as “Loss on extinguishment of debt,” which is included in “Other, net” in our consolidated statement of operations for the year ended December 31, 2021.
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
Ingredient Risk
We are exposed to risk related to the price and availability of our ingredients because our profitability is dependent on, among other things, our ability to anticipate and react to raw material and food costs. Currently, the main ingredient in our products is pea protein, which is sourced from peas grown in the United States, France and Canada. The prices of pea protein and other ingredients we use are subject to many factors beyond our control, such as the number and size of farms that grow yellow peas, the vagaries of the farming businesses, including poor harvests due to adverse weather conditions, natural disasters and pestilence, and changes in national and world economic conditions, including as a result of COVID-19. In addition, we purchase some ingredients and other materials offshore, and the price and availability of such ingredients and materials may be affected by political events or other conditions in these countries or tariffs or trade wars.
During the year ended December 31, 2021, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $3.0 million, or a decrease of approximately $3.0 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials. As of December 31, 2021, we had a multi-year sales agreement with Roquette and extended our agreement with Puris for the supply of pea protein both of which expire in December 2022. See Note 11, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report.
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
Unrealized translation (losses) gains, net of tax, reported as cumulative translation adjustments through “Other comprehensive income (loss)” were $(2.3) million, $1.7 million and $0 for the years ended December 31, 2021, 2020 and 2019, respectively. Foreign currency transaction (losses) gains included in “Other, net” were $(0.2) million, $0.2 million and $0 respectively, in the years ended December 31, 2021, 2020 and 2019. Sensitivity to foreign currency exchange rates was not material as of December 31, 2021, 2020 and 2019.
Inflation Risk
Historically inflation did not have a material effect on our business, results of operations, or financial condition. In 2021, inflation impacted certain ingredient costs, our transportation costs and the cost of labor. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Beyond Meat, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Beyond Meat, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Additional Paid-in Capital—Capped Call Transactions—Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

In March 2021, in connection with the offering of convertible senior notes, the Company entered into capped call transactions and used an aggregate $84 million in net proceeds from the issuance of the convertible senior notes to fund the cost of the capped call transactions. The aggregate $84 million paid for the capped call transactions was recorded as a reduction to additional paid-in capital.

We identified the accounting for the capped call transactions as a critical audit matter due to the complexity involved and the management judgment necessary to determine the accounting for the capped call transactions within the financial statements. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals having expertise in accounting for complex financial instruments, when performing audit procedures to evaluate management’s judgments and conclusions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to determining the accounting for the capped call transactions within the financial statements included the following, among others:

•We tested the effectiveness of controls over management’s accounting treatment of the capped call transactions.
•We read and analyzed the capped call agreements to evaluate the accounting treatment for the capped call transactions.
•With the assistance of professionals having expertise in accounting for complex financial instruments, we evaluated management’s conclusion that the capped call transactions should be recorded in additional paid-in capital.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 1, 2022

We have served as the Company's auditor since 2015.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$733,294	$159,127
Accounts receivable, net	43,806	35,975
Inventory	241,870	121,717
Prepaid expenses and other current assets	33,078	15,407
Total current assets	1,052,048	332,226
Property, plant, and equipment, net	226,489	115,299
Operating lease right-of-use assets	26,815	14,570
Prepaid lease costs, non-current	59,188	—
Other non-current assets, net	6,836	5,911
Investment in unconsolidated joint venture	8,023	—
Total assets	$1,379,399	$468,006
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$69,040	$53,071
Wages payable	155	2,843
Accrued bonus	128	57
Current portion of operating lease liabilities	4,458	3,095
Accrued expenses and other current liabilities	20,226	4,830
Short-term borrowings under revolving credit facility	—	25,000
Short-term finance lease liabilities	182	71
Total current liabilities	$94,189	$88,967
Long-term liabilities:
Convertible senior notes, net	$1,129,674	$—
Operating lease liabilities, net of current portion	22,599	11,793
Finance lease obligations and other long term liabilities	442	149
Total long-term liabilities	$1,152,715	$11,942
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	$—	$—
Common stock, par value $0.0001 per share—500,000,000 shares authorized at December 31, 2021 and 2020; 63,400,899 and 62,820,351 shares issued and outstanding at December 31, 2021 and 2020, respectively	6	6
Additional paid-in capital	510,014	560,210
Accumulated deficit	(376,972)	(194,867)
Accumulated other comprehensive (loss) income	(553)	1,748
Total stockholders’ equity	$132,495	$367,097
Total liabilities and stockholders’ equity	$1,379,399	$468,006

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Net revenues	$464,700	$406,785	$297,897
Cost of goods sold	347,419	284,510	198,141
Gross profit	117,281	122,275	99,756
Research and development expenses	66,946	31,535	20,650
Selling, general and administrative expenses	209,474	133,655	74,726
Restructuring expenses	15,794	6,430	4,869
Total operating expenses	292,214	171,620	100,245
Loss from operations	(174,933)	(49,345)	(489)
Other (expense) income, net:
Interest expense	(3,648)	(2,576)	(3,071)
Remeasurement of warrant liability	—	—	(12,503)
Other, net	(487)	(759)	3,629
Total other expense, net	(4,135)	(3,335)	(11,945)
Loss before taxes	(179,068)	(52,680)	(12,434)
Income tax expense	60	72	9
Equity in losses of unconsolidated joint venture	2,977	—	—
Net loss	$(182,105)	$(52,752)	$(12,443)
Net loss per share available to common stockholders—basic and diluted	$(2.88)	$(0.85)	$(0.29)
Weighted average common shares outstanding—basic and diluted	63,172,368	62,290,445	42,274,777
The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2021	2020	2019

Net loss	$(182,105)	$(52,752)	$(12,443)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain, net of tax	(2,301)	1,748	—
Comprehensive loss, net of tax	$(184,406)	$(51,004)	$(12,443)
The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	41,562,111	199,540	6,951,350	$1	$7,921	$(129,672)	$—	$(121,750)
Net loss	—	—	—	—	—	(12,443)	—	(12,443)
Issuance of common stock pursuant to the IPO, net of issuance costs of $4.9 million	—	—	11,068,750	1	252,452	—	—	252,453
Issuance of common stock upon conversion of convertible preferred stock	(41,562,111)	(199,540)	41,562,111	4	199,536	—	—	199,540
Issuance of common stock upon exercise of common stock warrants	—	—	214,875	—	—	—	—	—
Reclassification of warrant liability to additional paid-in capital upon closing of the initial public offering	—	—	—	—	14,421	—	—	14,421
Issuance of common stock pursuant to the Secondary Offering, net of issuance costs of $1.1 million	—	—	250,000	—	37,394	—	—	37,394
Exercise of common stock options	—	—	1,529,408	—	2,669	—	—	2,669
Share-based compensation for equity-classified awards	—	—	—	—	11,806	—	—	11,806
Balance at December 31, 2019	—	—	61,576,494	$6	$526,199	$(142,115)	$—	$384,090
Net loss	—	—	—	—	—	(52,752)	—	(52,752)
Issuance of common stock under equity incentive plans, net	—	—	1,243,857	—	6,732	—	—	6,732
Share-based compensation for equity classified awards	—	—	—	—	27,279	—	—	27,279
Foreign currency translation adjustment	—	—	—	—	—	—	1,748	1,748
Balance at December 31, 2020	—	$—	62,820,351	$6	$560,210	$(194,867)	$1,748	$367,097
Net loss	—	—	—	—	—	(182,105)	—	(182,105)
Issuance of common stock under equity incentive plans, net	—	—	580,548	—	5,055	—	—	5,055
Share-based compensation for equity classified awards	—	—	—	—	28,699	—	—	28,699
Purchase of capped calls related to convertible senior notes	—	—	—	—	(83,950)	—	—	(83,950)
Foreign currency translation adjustment	—	—	—	—	—	—	(2,301)	(2,301)
Balance at December 31, 2021	—	—	63,400,899	$6	$510,014	$(376,972)	$(553)	$132,495
The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(182,105)	$(52,752)	$(12,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,663	13,299	8,106
Non-cash lease expense	3,418	2,341	—
Share-based compensation expense	27,698	27,279	12,807
Loss on sale of fixed assets	199	222	93
Amortization of debt issuance costs	3,322	256	181
Loss on extinguishment of debt	1,037	1,538	—
Equity in losses of unconsolidated joint venture	2,977	—	—
Change in preferred and common stock warrant liabilities	—	—	12,503
Net change in operating assets and liabilities:
Accounts receivable	(8,463)	4,516	(27,454)
Inventories	(122,666)	(38,863)	(51,339)
Prepaid expenses and other assets	(21,414)	(9,699)	(2,362)
Accounts payable	21,665	16,027	10,149
Accrued expenses and other current liabilities	13,961	(1,965)	2,743
Prepaid lease costs, non-current	(59,188)	—	—
Operating lease liabilities	(3,474)	(2,194)	—
Long-term liabilities	—	—	21
Net cash used in operating activities	$(301,370)	$(39,995)	$(46,995)

Cash flows from investing activities:
Purchases of property, plant and equipment	$(135,961)	$(57,696)	$(23,795)
Asset acquisition	—	(15,482)	—
Purchases of property, plant and equipment held for sale	—	(2,288)	(2,123)
Proceeds from note receivable on assets previously held for sale	—	599	299
Payments for investment in joint venture	(11,000)	—	—
Payment of security deposits	(518)	(33)	(545)
Net cash used in investing activities	$(147,479)	$(74,900)	$(26,164)

Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to the initial public offering, net of issuance costs	$—	$—	$254,868
Proceeds from issuance of common stock pursuant to the secondary public offering, net of issuance costs	—	—	37,394
Proceeds from revolving credit facility	—	50,000	—
Proceeds from issuance of convertible senior notes	1,150,000	—	—
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended December 31,
	2021	2020	2019
Purchase of capped calls related to convertible senior notes	(83,950)	—	—
Debt issuance costs	(23,605)	(1,224)	—
Debt extinguishment costs	—	(1,200)	—
Repayment of revolving credit facility	(25,000)	(25,000)	—
Repayment of revolving credit line	—	(6,000)	—
Repayment of term loan	—	(20,000)	—
Repayment of equipment loan	—	(5,000)	—
Principal payments under finance lease obligations	(177)	(70)	(55)
Proceeds from exercise of stock options	8,135	9,007	2,669
Payments of minimum withholding taxes on net share settlement of equity awards	(3,081)	(2,275)	—
Net cash provided by (used in) financing activities	$1,022,322	$(1,762)	$294,876
Net increase (decrease) in cash and cash equivalents	$573,473	$(116,657)	$221,717
Cash and cash equivalents at the beginning of the period	159,127	275,988	54,271
Effect of exchange rate changes on cash	694	(204)	—
Cash and cash equivalents at the end of the period	$733,294	$159,127	$275,988

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$348	$2,564	$3,019
Taxes	$(10)	$18	$9
Non-cash investing and financing activities:
Finance lease obligations for the purchase of property, plant and equipment	$—	$—	$225
Non-cash additions to property, plant and equipment	$5,239	$10,719	$1,418
Operating lease right-of-use assets obtained in exchange for lease liabilities	$16,701	$4,706	$—
Non-cash addition to financing leases	$580	$—	$—
Note receivable from sale of assets held for sale	$—	$4,558	$—
Reclassification of other current liability to additional paid-in capital in connection with the share-settled obligation	$2,535	$—	$—
Reclassification of warrant liability to additional paid-in capital in connection with the initial public offering	$—	$—	$14,421
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$—	$199,540
(concluded)
The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. Introduction
The Company
Beyond Meat, Inc., a Delaware corporation (including its subsidiaries unless the context otherwise requires, the “Company”), is a leading plant-based meat company offering a portfolio of revolutionary plant-based meats. The Company builds meat directly from plants, an innovation that enables consumers to experience the taste, texture and other sensory attributes of popular animal-based meat products while enjoying the nutritional and environmental benefits of eating the Company’s plant-based meat products. The Company’s brand commitment, “Eat What You Love,” represents a strong belief that there is a better way to feed our future and that the positive choices we all make, no matter how small, can have a great impact on our personal health and the health of our planet. By shifting from animal-based meat to plant-based protein, we can positively impact four growing global issues: human health, climate change, constraints on natural resources and animal welfare.
On September 7, 2018, the Company changed its name from Savage River, Inc. to Beyond Meat, Inc. On January 14, 2020, the Company registered its subsidiary, Beyond Meat EU B.V., in the Netherlands. On April 28, 2020, the Company registered its subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd. (“BYND JX”), in the Zhejiang Province in China. On June 17, 2021, the Company incorporated its subsidiary, Beyond Meat Canada Inc., in Canada. On January 25, 2021, the Company entered into The PLANeT Partnership, LLC, a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein.
The Company’s primary production facilities are located in Columbia, Missouri, and Devault, Pennsylvania, and its research and development and administrative offices are located in El Segundo, California. The Company owns a manufacturing facility in Enschede, the Netherlands, where it produces its woven protein and dry blend flavor systems for shipment to local co-manufacturers, including one of the Company’s distributors who built a co-manufacturing facility in the Netherlands used for production of the Company’s finished goods.
In Jiaxing, China, the Company leases a manufacturing facility, where it produces its woven protein and houses end-to-end production. Renovations in the leased facility were substantially completed and trial production began in the first quarter of 2021. In the second quarter of 2021, several commercial trials of certain of the Company’s manufacturing processes were completed. Following the successful qualification of extrusion production capabilities in the third quarter of 2021 and the completion of International Food Safety System Certification (FSSC) 22000 and ISA Halal certification in the fourth quarter of 2021, the facility completed commercialization of end-to-end production at the end of 2021. In the fourth quarter of 2021, the Company also leased a facility in Shanghai, China, which will be used as a local research and development facility to support the Company’s local manufacturing operations. In addition to its own production facilities, the Company uses co-manufacturers in various locations in the United States, Canada and the Netherlands.
In the third quarter of 2021, the Company completed the purchase of a facility in Columbia, Missouri. which is used primarily for warehousing and dry blending (ingredient handling). In the third quarter of 2021, the Company also assumed an operating lease for a building in Commerce, California to house its commercialization center.
In addition to leasing its corporate headquarters and other general office space in El Segundo, California, the Company also leases a facility for its Manhattan Beach Project Innovation Center in El Segundo, California and an additional adjacent lab space.
On January 14, 2021, the Company entered into a lease agreement to house its corporate headquarters, lab and innovation space in El Segundo, California.

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
As of December 31, 2021, approximately 90% of the Company’s long-lived assets were located in the United States.
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
COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The global spread and unprecedented impact of COVID-19 continues to create significant volatility, uncertainty and economic disruption. The Company’s operations and its financial results including net revenues, gross profit, gross margin and operating expenses were negatively impacted by COVID-19 in 2020 and 2021. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), the impact of variants of the virus that causes COVID-19, the wide distribution and public acceptance of COVID-19 vaccines, labor needs at the Company as well as in the supply chain and at customers, compliance with government or employer COVID-19 vaccine mandates and the resulting impact on available labor, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business, results of operations, financial condition or liquidity. While the ultimate health and economic impact of COVID-19 continues to be highly uncertain, the Company expects that the adverse impact of COVID-19 on its business operations and results of operations, including its net revenues, gross profit, gross margin, earnings and cash flows, will continue into 2022. Future events and effects related to the COVID-19 pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
Management’s Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company include trade promotion accruals; useful lives of property, plant and equipment; valuation of deferred tax assets; valuation of inventory; incremental borrowing rate used to determine operating lease right-of-use assets and operating lease liabilities; assessment of contract-based factors, asset-based factors, entity-based factors and market-based factors to determine the lease term impacting right-of-use assets and lease liabilities; the valuation of the fair value of stock options used to determine share-based compensation expense; the valuation of the fair value of common stock and preferred stock used in the remeasurement of warrants and liabilities; and loss contingency accruals in connection with claims, lawsuits and administrative proceedings. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates and such differences may be material to the financial statements.
Comprehensive Loss
Comprehensive loss includes unrealized gains (losses) on the Company’s foreign currency translation adjustments for the years ended December 31, 2021 and 2020. During the year ended December 31, 2019, the Company had no foreign operations, and as a result, comprehensive loss was equal to net loss for the year ended December 31, 2019. Income taxes on the unrealized losses are not material.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Convertible Senior Notes
On March 5, 2021, the Company issued $1.0 billion aggregate principal amount of its 0% Convertible Senior Notes due 2027 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. On March 12, 2021, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $150.0 million aggregate principal amount of the Company’s 0% Convertible Senior Notes due 2027 (the “Additional Notes”, and together with the Convertible Notes, the “Notes”), and such Additional Notes were issued on March 16, 2021. See Note 8. The Company accounts for the Notes under Accounting Standards Update (“ASU”) No. 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity” (“ASU 2020-06”), which the Company early adopted in the first quarter of 2021 concurrent with the issuance of the Notes. The Company records the Notes in “Long-term liabilities” at face value net of issuance costs. If any of the conditions to the convertibility of the Notes is satisfied, or the Notes become due within one year, then the Company may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability.
Capped Call Transactions
Capped call transactions cover the aggregate number of shares of the Company’s common stock that will initially underlie the Notes, and generally reduce potential dilution to the Company’s common stock upon any conversion of Notes and/or offset any cash payments the Company may make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the capped call transactions. The Company determined that the freestanding capped call option contracts qualify as equity under the accounting guidance on indexation and equity classification, and recognized the contract by recording an entry to “Additional paid-in capital” (“APIC”) in stockholders’ equity in its consolidated balance sheet. The Company also determined that the capped call option contracts meet the definition of a derivative under Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging” (“ASC 815”), but are not required to be accounted for as a derivative as they meet the scope exception outlined in ASC 815. Instead the capped call options are recorded in APIC and not remeasured.
Issuance Costs
Issuance costs related to the Notes offering were capitalized and offset against proceeds from the Notes. Issuance costs consist of legal and other costs related to the issuance of the Notes and are amortized to interest expense over the term of the Notes. Total issuance costs capitalized in the year ended December 31, 2021 were approximately $23.6 million, of which none remained unpaid as of December 31, 2021. There were no issuance costs related to the Notes in the year ended December 31, 2020.
Foreign Currency
The Company’s foreign entities use their local currency as the functional currency. For these entities, the Company translates net assets into U.S. dollars at period end exchange rates, while revenue and expense accounts are translated at average exchange rates prevailing during the periods being reported. Resulting currency translation adjustments are included in “Accumulated other comprehensive income” and foreign currency transaction gains and losses are included in “Other, net.” Transaction gains and losses on long-term intra-entity transactions are recorded as a component of “Other comprehensive (loss) income.” Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact the Company’s results of operations.
Foreign currency translation (loss) income, net of tax, reported as cumulative translation adjustments through “Other comprehensive (loss) income” was $(2.3) million and $1.7 million, respectively, in the years ended December 31, 2021 and 2020.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Realized and unrealized foreign currency transaction (losses) gains included in “Other, net” were $(0.2) million, $0.2 million and $0, respectively, in the years ended December 31, 2021, 2020 and 2019.
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
The Company’s financial instruments include cash equivalents, accounts receivable, accounts payable, and accrued expenses, for which the carrying amounts approximate fair value due to the short-term maturity of these financial instruments. The Company’s convertible notes are carried at face value less the unamortized debt issuance costs (see Note 8).
The Company had no financial instruments measured at fair value on a recurring basis as of December 31, 2020, other than the liability classified share-settled obligation to one of the Company’s executive officers (see Note 10) which represented a Level 1 financial instrument. The executive officer separated from the Company effective August 27, 2021. As a result, the fourth quarterly tranche of the liability classified share-settled obligation was not earned and cancelled. As of December 31, 2021, no liability remained for this liability classified share-settled obligation.
Prior to the IPO, the stock warrant liability was measured at fair value using Level 3 inputs upon issuance and at each reporting date. Inputs used to determine the estimated fair value of the warrant liability as of the valuation date included expected term of the warrants, the risk-free interest rate, volatility, and the fair value of underlying shares.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 for 2021, 2020 or 2019.
Cash and Cash Equivalents
The Company maintains cash balances at two financial institutions in the United States. The cash balances may, at times, exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation or FDIC up to $250,000. The Company considers all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents. Cash equivalents include approximately 90% in money market accounts and approximately 10% in demand deposits.
Accounts Receivable
The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any anticipated losses on the accounts receivable balances and recorded in allowance for doubtful accounts. Allowance for doubtful accounts is calculated based

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

on the Company’s history of write-offs, level of past due accounts, and relationships with and economic status of the Company’s distributors or customers.
The Company had $1.3 million and $0 allowance for doubtful accounts as of December 31, 2021 and 2020, respectively.
Inventories and Cost of Goods Sold
Inventories are recorded at lower of cost or net realizable value. The Company accounts for inventory using the weighted average cost method. In addition to product cost, inventory costs include expenditures such as direct labor and certain supply and overhead expenses including in-bound shipping and handling costs incurred in bringing the inventory to its existing condition and location. Inventories are comprised primarily of raw materials, direct labor and overhead costs. Weighted average cost method is used to absorb raw materials, direct labor, and overhead into inventory. The Company reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical demand and the age of the inventory, among other factors.
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
Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining lease term. When assets are sold or retired, the asset and related accumulated depreciation are removed from the respective account balances and any gain or loss on disposal is included in “Loss from operations.” Expenditures for repairs and maintenance are charged directly to expense when incurred. See Note 7.
Accounting for Acquisition
The Company follows the guidance in ASC 805, “Business Combinations,” for determining whether an acquisition meets the definition of a business combination or asset acquisition. The acquired assets may include, but are not limited to land, building, building improvements, manufacturing equipment and assembled work force.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Impairment of Long-Lived Assets
Long-lived assets, including property and equipment, are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. When events or circumstances indicate that impairment may be present, management evaluates the probability that future undiscounted net cash flows received will be less than the carrying amount of the asset. If projected future undiscounted cash flows are less than the carrying value of an asset, then such assets are written down to their fair values. The Company concluded that no long-lived assets were impaired during the fiscal years ended December 31, 2021, 2020 and 2019.
Deferred Offering Costs
Offering costs, consisting primarily of legal, accounting, printing and filing services, and other direct fees and costs related to the IPO, were capitalized and offset against proceeds from the IPO. Total IPO issuance costs were $4.9 million, of which $2.4 million was incurred and paid as of December 31, 2018 and an additional $2.5 million was incurred and paid in 2019. Total Secondary Offering costs paid in 2019 were approximately $2.2 million, of which approximately $1.1 million was capitalized to reflect the costs associated with the issuance of new shares and offset against proceeds from the Secondary Offering. The remainder of the Secondary Offering costs were associated with the expense of selling existing shares by the selling stockholders and were recorded in SG&A expenses in the statement of operations for 2019. There were no unpaid IPO issuance costs or Secondary Offering issuance costs in accounts payable or prepaid IPO issuance costs in prepaid expenses as of December 31, 2021 or 2020.
Stock Warrant Liability
The Company accounted for freestanding warrants outstanding to purchase shares of its common stock or, prior to its IPO, its convertible preferred stock or common stock, as a liability, as the underlying shares of convertible preferred stock and common stock were contingently redeemable and, therefore, could have obligated the Company to transfer assets at some point in the future. The warrants were recorded at fair value upon issuance and were subject to remeasurement at each balance sheet date. Any change in fair value has been recognized in the statements of operations in “Total other expense, net.”
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Leases
The Company leases certain equipment used for research and development and operations under both finance and operating lease agreements. An asset and a corresponding liability for the finance lease obligations are established for the cost of a finance lease. Finance lease assets are included in “Property, plant and equipment, net” in the Company’s consolidated balance sheets.
Operating leases include lease arrangements for the Company’s corporate offices, the Manhattan Beach Project Innovation Center, manufacturing and commercialization facilities, warehouses, vehicles and, to a lesser extent, equipment. Operating leases with a term greater than one year are recorded on the consolidated balance sheets as operating lease right-of-use assets and operating lease liabilities at the commencement date. Operating lease assets represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments arising from the lease.
The Company records these balances initially at the present value of future minimum lease payments calculated using the Company’s incremental borrowing rate and expected lease term. The Company estimates the incremental borrowing rate for each operating lease based on prevailing market rates for collateralized debt in a similar economic environment with similar payment terms and maturity dates commensurate with the terms of the lease. Certain adjustments to the operating lease right-of-use assets may be required for items such as initial direct costs paid or incentives received. Certain leases contain variable payments, which are expensed as incurred and not included in the Company’s operating lease right-of-use assets and operating lease liabilities. These amounts primarily include payments for maintenance, utilities, taxes and insurance on the Company’s corporate, research and development, and manufacturing facilities and warehouse leases and are excluded from the present value of the Company’s lease obligations. Some leases also include early termination options, which can be exercised under specific conditions. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company currently considers its renewal options to be reasonably certain to be exercised. The Company does not have residual value guarantees or material restrictive covenants associated with its leases.
Upon adoption of ASU 2016-02, the Company elected to combine lease and non-lease components on all new or modified leases into a single lease component, for all classes of assets other than the co-manufacturing class of assets, which the Company recognizes over the expected term on a straight-line expense basis. The Company elected to separate the lease and non-lease components on all new or modified operating leases for the co-manufacturing class of assets for the purpose of recording operating lease right-of-use assets and operating lease liabilities. Prior to fiscal 2020, the Company accounted for leases under ASC 840 and did not record operating leases on its consolidated balance sheets. See Note 4.
When the Company purchases property that it was previously leasing under an operating lease, the Company de-recognizes the right of use asset and liability and recognizes the difference between the purchase price and the carrying amount of the lease liability immediately before the purchase as an adjustment to the carrying value of the asset. The Company allocates the purchase price to the assets acquired based upon their relative values.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
Revenue is measured as the amount of consideration the Company expects to receive in exchange for fulfilling the performance obligation. Sales and other taxes the Company collects concurrent with the sale of products are excluded from revenue. The Company's normal payment terms vary by the type and location of its customers and the products offered. The time between invoicing and when payment is due is not significant. None of the Company's customer contracts as of December 31, 2021 contains a significant financing component.
The Company routinely offers sales discounts and promotions through various programs to its customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. Provision for discounts and incentives are recorded in the same period in which the related revenues are recognized. At the end of each accounting period, the Company recognizes a liability for estimated sales discounts that have been incurred but not paid which totaled $3.6 million as of December 31, 2021 and 2020. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table presents the Company’s net revenues by channel:

	Year Ended December 31,
	2021	2020	2019
(in thousands)
U.S.:
Retail	$243,360	$264,111	$129,383
Foodservice	76,475	60,763	70,372
U.S. net revenues	319,835	324,874	199,755
International:
Retail	81,483	36,472	15,426
Foodservice	63,382	45,439	82,716
International net revenues	144,865	81,911	98,142
Net revenues	$464,700	$406,785	$297,897

Two distributors accounted for approximately 12% and 11% of the Company’s gross revenues in 2021; one customer accounted for approximately 13% of the Company’s gross revenues in 2020; and two distributors accounted for approximately 17% and 16%, respectively, of the Company’s gross revenues in 2019. No other distributor or customer accounted for more than 10% of the Company’s gross revenues in 2021, 2020 or 2019.
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
The Company calculates basic and diluted EPS available to common stockholders in conformity with the two-class method required for companies with participating securities. Pursuant to ASU 2020-06, the Company applies the more dilutive of the if-converted method and the two-class method to its Notes. The Company considers all series of convertible preferred stock issued and outstanding prior to the IPO to be participating securities. Under the two-class method, the net loss available to common stockholders was not allocated to the convertible preferred stock as the holders of convertible preferred stock issued and outstanding prior to the IPO did not have a contractual obligation to share in losses. Computation of EPS for the years ended December 31, 2021 and 2020 also excludes adjustments under the two-class method relating to a liability classified, share-settled obligation to an executive officer to deliver a variable number of shares based on a fixed monetary amount because the shares to be delivered are not participating securities as they do not have voting rights and are not entitled to participate in dividends until they are issued.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
Investment in Joint Venture
The Company uses the equity method of accounting to record transactions associated with its joint venture when the Company shares in joint control of the investee. Investment in joint venture is not consolidated but is recorded in “Investment in unconsolidated joint venture” in the Company’s consolidated balance sheet. The Company recognizes its portion of the investee’s results in “Equity in losses of unconsolidated joint venture” in its consolidated statement of operations.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses are primarily comprised of selling, marketing expenses and administrative expenses, share-based compensation, outbound shipping and handling costs, non-manufacturing rent expense, depreciation and amortization expense on non-manufacturing assets and other non-production operating expenses. Selling and marketing expenses include share-based compensation awards to brand ambassadors, advertising costs, costs associated with consumer promotions, product samples and sales aids incurred to acquire new customers, retain existing customers and build brand awareness. Administrative expenses include the expenses related to management, accounting, legal, IT, and other office functions. Advertising costs are expensed as incurred. Advertising costs in the years ended December 31, 2021, 2020 and 2019 were $12.1 million, $0.3 million and $0.3 million, respectively. Non-advertising related components of the Company’s total marketing expenditures primarily include costs associated with consumer promotions, product sampling and sales aids, which are also included in SG&A.
Shipping and Handling Costs
The Company does not bill its distributors or customers shipping and handling fees. The Company’s products are predominantly shipped to its distributors or customers as “FOB Destination,” with control of the products transferred to the customer at the destination. In-bound shipping and handling costs incurred in manufacturing a product are included in inventory and reflected in cost of goods sold when the sale of that product is recognized. Outbound shipping and handling costs, including shipping and handling costs related to direct-to-consumer sales, are considered as fulfillment costs and are recorded in SG&A expenses. Outbound shipping and handling costs included in SG&A expenses in 2021, 2020 and 2019 were $19.1 million, $11.9 million and $10.9 million, respectively.
Research and Development
Research and development costs, which includes enhancements to existing products and new product development, are expensed in the period incurred. Research and development expenses primarily consist of personnel and related expenses for the Company’s research and development staff, including salaries, benefits, bonuses, and share-based compensation, scale-up expenses, and depreciation and amortization expense on research and development assets. Future research and development expenses will include expenses associated with the Company’s new Commerce, California commercialization center. Research and development expenses in the years ended December 31, 2021, 2020 and 2019, were $66.9 million, $31.5 million and $20.7 million, respectively.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Share-Based Compensation
The Company measures all share-based compensation cost at the grant date, based on the fair values of the awards that are ultimately expected to vest, and recognizes that cost as an expense in its consolidated statements of operations over the requisite service period. The Company estimates the fair value of option awards using the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of stock options at the date of grant including the fair value and projected volatility of the underlying common stock and the expected term of the award. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s stock options. Although the fair value of stock options is determined using an option valuation model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
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
Employee Benefit Plan
On January 1, 2017 the Company initiated a 401(k) retirement saving plan (“401-K Plan”) for the benefit of eligible employees. Under terms of this plan, eligible employees are able to make contributions of their wages on a tax-deferred basis. The Company has incurred $1.5 million, $0.7 million and $0.2 million in matching contribution to the 401-K Plan in 2021, 2020 and 2019, respectively.
Restructuring Plan
The Company accounts for exit or disposal activities in accordance with ASC 420, “Exit or Disposal Cost Obligations.” The Company defines a business restructuring as an exit or disposal activity that includes but is not limited to a program which is planned and controlled by management and materially changes either the scope of a business or the manner in which that business is conducted. Business restructuring charges may include (i) contract termination costs and (ii) other related costs associated with exit or disposal activities.
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
Effective February 27, 2020, Seth Goldman resigned as Executive Chair of the Company. Upon such resignation, Mr. Goldman continued to serve in his capacity as a Class I director and Chair of the Board of the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Company. In connection with Mr. Goldman’s resignation as Executive Chair, the Company and Mr. Goldman terminated the consulting agreement effective as of February 27, 2020. Total consulting fees paid to Mr. Goldman under the consulting agreement prior to its termination in 2020 and 2019 were $60,631 and $265,548, respectively. In addition, Mr. Goldman was entitled to receive a bonus for service in 2019 in the amount of $121,260, which was paid in the first quarter of 2020.
Bernhard van Lengerich
The Company first entered into an advisor agreement with Food System Strategies, LLC in October 2015. Bernhard van Lengerich. Ph.D., a former member of the Company’s Board of Directors, is the Chief Executive Officer of Food System Strategies, LLC. Pursuant to this advisor agreement, the Company paid Food System Strategies, LLC $4,000 for each day Dr. van Lengerich provided services. In February 2016, the Company entered into a new advisor agreement with Food System Strategies, LLC, which superseded the original agreement and provided for a $25,000 monthly retainer and a non-qualified stock option covering 532,590 shares of common stock, which vested in equal monthly installments over three years in consideration of Dr. van Lengerich providing services as the Company’s interim Chief Technical Officer and head of research and development, and the increased time commitment associated with these roles. In December 2016, the advisor agreement was amended to provide for a $10,000 monthly retainer to reflect the fact that Dr. van Lengerich would only be providing advisory services five to six days a month going forward.
Effective December 31, 2019, the Company and Food System Strategies, LLC agreed that the term of the advisor agreement would end. Total advisor fees paid to Food System Strategies, LLC for the services of Mr. van Lengerich in 2019 and 2018 were $120,000 (including amounts paid in 2020) and $140,000, respectively.
Donald Thompson
In 2022, the Company entered into a Master Services Agreement with CA Consulting LLC, a restaurant, food tech and beverage consulting firm, led by Don Thompson, one of the former directors on the Company’s Board of Directors who served until the end of his term in May 2021, for strategic consulting services rendered by CA Consulting LLC. In 2021, the Company accrued $1.0 million in payment towards these consulting services. The Company did not incur any such costs in 2020 or 2019.
Michael Pucker
Michael A. Pucker, a partner of Latham & Watkins LLP, is a former member of the Company’s Board of Directors and the spouse of Gigi Pritzker Pucker. During 2021 and 2020, Ms. Pucker may have been deemed to be a holder of more than 5% of the Company’s outstanding common stock. In the years ended December 31, 2021 and 2020, the Company made aggregate payments of approximately $15.7 million and $11.1 million to Latham & Watkins LLP for legal services. As of December 31, 2021, the Company had billed and unbilled fees for legal services of $2.2 million due to Latham & Watkins LLP.
Recently Adopted Accounting Pronouncements
On December 18, 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)” (“ASU 2019-12”). ASU 2019-12 eliminates the need for an organization to analyze whether the following apply in a given period (1) exceptions to the incremental approach for intra-period tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments, and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax, and (4) enacted changes in tax laws in interim periods. For public business entities, the amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 on January 1, 2021. Adoption of ASU

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

2019-12 did not result in any material changes to the way the tax provision is prepared and did not have a material impact on the Company’s financial position, results of operations or cash flows.
On August 5, 2020, the FASB issued ASU No. 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity” (“ASU 2020-06”). ASU 2020-06 simplifies accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity, by removing certain separation models that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. After adoption of ASU 2020-06 entities will not separately present in equity an embedded conversion feature in such debt. Instead entities will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (2) a convertible instrument was issued at a substantial premium. ASU 2020-06 also expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share calculations that are impacted by the amendments. Under ASU 2020-06, entities must apply the more dilutive of the if-converted method and the two-class method to all convertible instruments; the treasury stock method is no longer available. ASU 2020-06 eliminates an entity’s ability to overcome the presumption of share settlement, and as a result, the issuers of convertible debt that may be settled in any combination of cash or stock at the issuer’s option, must use the more dilutive among the if-converted method and the two-class method in computing diluted net income per share, which is typically more dilutive than the net share settlement under the treasury stock method. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. The Company early adopted ASU 2020-06 in the first quarter of 2021 concurrent with the issuance of its Notes. There were no changes to the Company’s previously issued financial statements since the Company had no existing convertible notes prior to issuance of the Notes in the first quarter of 2021. Upon adoption of ASU 2020-06, the Company recorded the issuance of the Notes at their face value net of issuance costs in long-term liabilities and the value of the capped call options in APIC. See Note 8.
New Accounting Pronouncements
None.
Note 3. Restructuring
In May 2017, management approved a plan to terminate the Company’s exclusive supply agreement (the “Agreement”) with one of its co-manufacturers, due to non-performance under the Agreement and on May 23, 2017, the Company notified the co-manufacturer of its decision to terminate the Agreement. In accordance with the Company’s policy of reviewing long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, the Company determined that as of May 23, 2017, the date the Company notified the co-manufacturer of its decision to terminate the Agreement, the assets held in possession of the co-manufacturer were no longer recoverable. In 2021, 2020 and 2019, the Company recorded $15.8 million, $6.4 million and $4.9 million, respectively, in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. See Note 11 for further information. As of December 31, 2021 and 2020, the Company had $2.7 million and $0.8 million, respectively, in accrued unpaid liabilities associated with this contract termination.
Note 4. Leases
Leases are classified as either finance leases or operating leases based on criteria in ASC 842. The Company has operating leases for its corporate offices, including its Manhattan Beach Project Innovation Center where the Company’s research and development facility is located, its manufacturing facilities, commercialization center, warehouses and vehicles, and to a lesser extent, certain equipment and finance leases for its equipment. Such leases generally have original lease terms between two and 12 years, and often

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

include one or more options to renew. Some leases also include early termination options, which can be exercised under specific conditions. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company currently considers its renewal options to be reasonably certain to be exercised. The Company does not have residual value guarantees or material restrictive covenants associated with its leases.
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
On January 14, 2021, the Company entered into a 12-year lease with two 5-year renewal options (“Campus Lease”) to house its corporate headquarters, lab and innovation space in El Segundo, California. The Company has not recognized an asset or a liability for the Campus Lease in its consolidated balance sheet as of December 31, 2021 because there was no lease commencement during the year ended December 31, 2021. Therefore, the Campus Lease is not included in the tables below. See Note 11.
In the third quarter of 2021, the Company completed the purchase of a property in Missouri, consisting of land, building, and associated tenant improvements, which it was leasing as an operating lease, for cash consideration of $10.4 million including transaction costs. The Company de-recognized the right of use asset and liability and recognized the difference between the purchase price and the carrying amount of the lease liability immediately before the purchase as an adjustment to the carrying value of the asset. The purchase price was allocated to the assets acquired based upon their relative values, which are included in “Property, plant and equipment, net” and “Other non-current assets,” on the Company’s consolidated balance sheets.
In the third quarter of 2021, the Company also assumed an operating lease for a building comprising approximately 64,000 square feet in California to house its commercialization center. The lease expires in August 2033 and includes an option to extend the term for an additional 60 months.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Lease costs for operating and finance leases were as follows:

(in thousands)	Statement of Operations Location	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease cost:
Lease cost	Cost of goods sold	$2,583	$1,570
Lease cost	Research and development expenses	652	621
Lease cost	Selling, general and administrative expenses	961	569
Variable lease cost(1)	Cost of goods sold	40	17
Operating lease cost		$4,236	$2,777
Short-term lease cost	Selling, general and administrative expenses	$222	$311
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$177	75
Interest on lease liabilities	Interest expense	—	$13
Finance lease cost		$177	$88
Total lease cost(2)		$4,635	$3,176
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.
(2) Excludes Campus Lease.

Supplemental balance sheet information related to leases are as follows:

(in thousands)	Balance Sheet Location	December 31, 2021	December 31, 2020
Assets(1)
Operating leases	Operating lease right-of-use assets	$26,815	$14,570
Finance leases, net	Property, plant and equipment, net	615	212
Total lease assets		$27,430	$14,782

Liabilities(1)
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$4,458	$3,095
Finance lease liabilities	Current portion of finance lease liabilities	182	71
Long-term:
Operating lease liabilities	Operating lease liabilities, net of current portion	22,599	11,793
Finance lease liabilities	Finance lease obligations and other long-term liabilities	442	149
Total lease liabilities		$27,681	$15,108
____________
(1) Excludes Campus Lease.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year, as of December 31, 2021:

	December 31, 2021
(in thousands)	Operating Leases(1)	Finance Leases
2022	$5,548	$194
2023	5,288	181
2024	3,543	147
2025	2,970	115
2026	2,831	9
Thereafter	12,984	—
Total undiscounted future minimum lease payments	33,164	646
Less imputed interest	(6,107)	(22)
Total discounted future minimum lease payments	$27,057	$624
____________
(1) Excludes Campus Lease.

Weighted average remaining lease terms and weighted average discount rates were:

	December 31, 2021
	Operating Leases(1)	Finance Leases
Weighted average remaining lease term (years)	8.4	3.6
Weighted average discount rate	4.4%	2.3%
____________
(1) Excludes Campus Lease.

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
_____________
(1) Assembled workforce is recorded in “Other non-current assets, net” in the consolidated balance sheet and will be amortized over an estimated useful life of approximately 2.0 years.
Note 6. Inventories
Major classes of inventory were as follows:

	December 31,
(in thousands)	2021	2020
Raw materials and packaging	$129,974	$83,702
Work in process	50,227	12,887
Finished goods	61,669	25,128
Total	$241,870	$121,717
The Company wrote off $12.5 million, $10.8 million and $6.4 million in excess and obsolete inventories and recognized that expense in cost of goods sold in its consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively. The Company recorded $0.8 million and $0, respectively, in write down of inventory to lower of cost or net realizable value at December 31, 2021 and 2020.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note 7. Property, Plant and Equipment
Property, plant, and equipment are stated at cost and finance lease assets are included. A summary of property, plant, and equipment as of December 31, 2021 and 2020, is as follows:

	December 31,
(in thousands)	2021	2020
Manufacturing equipment	$115,412	$62,521
Research and development equipment	16,837	12,342
Leasehold improvements	20,250	9,277
Building	22,937	12,569
Finance leases	867	212
Software	1,297	402
Furniture and fixtures	868	614
Vehicles	584	377
Land	5,434	3,995
Assets not yet placed in service	95,455	46,148
Total property, plant and equipment	$279,941	$148,457
Less: accumulated depreciation and amortization	53,452	33,158
Property, plant and equipment, net	$226,489	$115,299

Depreciation and amortization expense in 2021, 2020 and 2019 was $21.7 million, $13.3 million and $8.1 million, respectively. Of the total depreciation and amortization expense in 2021, 2020 and 2019, $17.7 million, $10.1 million and $5.7 million, respectively, were recorded in cost of goods sold, $3.7 million, $3.1 million and $2.4 million, respectively, were recorded in research and development expenses, and $0.3 million, $0.1 million and $71,000, respectively, were recorded in SG&A expenses, in the Company’s consolidated statements of operations.
The Company had no property, plant and equipment concluded to meet the criteria for assets held for sale as of December 31, 2021 and 2020. Amounts previously classified as assets held for sale were sold for amounts that approximated book value for which a note receivable of $3.8 million, net of payments received is included in “Other non-current assets, net” as of December 31, 2021.
Note 8. Debt
The following is a summary of debt balances as of December 31, 2021 and December 31, 2020:

(in thousands)	December 31, 2021	December 31, 2020
Convertible senior notes	$1,150,000	$—
Revolving credit facility	—	25,000
Debt issuance costs	(20,326)	—
Total debt outstanding	$1,129,674	$25,000
Less: current portion of long-term debt	—	25,000
Long-term debt	$1,129,674	$—

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
The total amount of debt issuance costs of $23.6 million was recorded as a reduction to “Convertible senior notes, net” in the consolidated balance sheet and are being amortized as interest expense over the term of the Notes using the effective interest method. During the year ended December 31, 2021, the Company recognized $3.3 million in interest expense related to the amortization of the debt issuance costs related to the Notes. There was no such expense in the year ended December 31, 2020.
The following is a summary of the Company’s Notes as of December 31, 2021:

(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
0% Convertible senior notes due on March 15, 2027	$1,150,000	$20,326	$1,129,674	$809,186	Level 2

The Notes are carried at face value less the unamortized debt issuance costs on the Company’s consolidated balance sheets. As of December 30, 2021, the estimated fair value of the Notes was approximately $809.2 million. The Notes are quoted on the Intercontinental Exchange and are classified as Level 2 financial instruments. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on December 30, 2021, the last business day of the period.
As of December 31, 2021, the remaining life of the Notes is approximately 5.2 years.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
The Company recorded debt issuance costs on the revolving credit facility in “Prepaid and other current assets, net,” in the accompanying consolidated balance sheet as of December 31, 2020. Debt issuance costs, net of amortization, totaled $0 and $1.1 million as of December 31, 2021 and December 31, 2020, respectively. Debt issuance costs are amortized as interest expense over the term of the loan. In the year ended December 31, 2021 debt issuance costs of $41,000, related to the Company’s prior revolving credit facility, were amortized to interest expense. In the years ended December 31, 2020 and 2019 debt issuance costs of $0.3 million and $0.2 million, respectively, related to the Company’s prior revolving credit facility and equipment loan were amortized to interest expense.
In the years ended December 31, 2021, 2020 and 2019, the Company recorded $0.3 million, $2.1 million and $2.2 million, respectively, in interest expense related to its bank credit facilities. In the years ended December 31, 2021, 2020 and 2019, the Company recorded $0, $0.2 million and $0.6 million, respectively, in interest expense related to the Equipment Loan Facility.
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
As of December 31, 2021, the Company had 63,400,899 shares of common stock issued and outstanding. As of December 31, 2020, the Company had 62,820,351 shares of common stock issued and outstanding.
The Company has not declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of its capital stock.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
The 2018 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units, and performance shares to the Company’s employees, directors, and consultants. As of December 31, 2021, the maximum aggregate number of shares that may be issued under the 2018 Plan was 18,771,398 shares of the Company’s common stock. In addition, the number of shares reserved for issuance under the 2018 Plan will be increased automatically on the first day of each fiscal year beginning with the 2020 fiscal year, by a number equal to the least of: (i) 2,144,521 shares; (ii) 4.0% of the shares of common stock outstanding on the last day of the prior fiscal year; or (iii) such number of shares determined by the Company’s Board of Directors. As of January 1, 2022, the maximum aggregate number of shares that may be issued under the 2018 Plan increased to 20,915,919 shares.
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
The following table summarizes the shares available for grant under the 2018 Plan:

Shares Available for Grant
Balance - December 31, 2020	5,021,270
Authorized	2,144,521
Granted	(1,038,429)
Shares withheld to cover taxes	25,863
Forfeited	362,582
Balance - December 31, 2021	6,515,807

As of December 31, 2021 and 2020, there were 3,956,364 and 4,218,278 shares, respectively, issuable under stock options outstanding, 608,175 and 275,989 shares, respectively, issuable under unvested RSUs outstanding, and 7,730,884 and 7,127,079 shares, respectively, issued for stock option exercises, RSU settlement, and restricted stock grants.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Stock Options
Following are the assumptions used in the Black-Scholes valuation model for options granted during the periods shown below:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	1.4%	1.3%	2.3%
Average expected term (years)	7.0	7.0	6.1
Expected volatility	55.7%	55.0%	55.0%
Dividend yield	—	—	—
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
Option grants to new employees in 2021 and 2020 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period, subject to continued employment through the vesting date. Option grants to continuing employees in 2021 and 2020 generally vest monthly over a 48-month period, subject to continued employment through the vesting date. Option grants to certain continuing employees in 2021 vest every six months over two years, subject to continued employment through the vesting date. An option grant to one executive officer in 2021 vested over three months from the vesting commencement date.
Option grants in 2019 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period, subject to continued employment through the vesting date. The stock option grant to one executive officer on August 1, 2019 vests monthly over a 48-month period. The stock option grant to another executive officer on October 31, 2019 began vesting on the second anniversary of the vesting commencement date and was scheduled to vest monthly thereafter over a 24-month period. The award was cancelled in its entirety when the executive officer resigned in the third quarter of 2021.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table summarizes the Company’s stock option activity during the period from December 31, 2017 through December 31, 2021:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2018	5,120,293	$3.13	7.3	$81,371
Granted	1,571,925	$39.01	—	$—
Exercised	(1,429,756)	$1.87	—	$121,591
Cancelled/Forfeited	(91,486)	$9.33	—	$—
Outstanding at December 31, 2019	5,170,976	$14.28	7.5	$329,879
Granted	268,193	$99.74	—	$—
Exercised	(1,163,374)	$7.75	—	$132,935
Cancelled/Forfeited	(57,517)	$37.14	—	$—
Outstanding at December 31, 2020	4,218,278	$21.20	6.6	$443,595
Granted	475,520	$91.42	—	$—
Exercised	(485,016)	$16.76	—	$51,901
Cancelled/Forfeited	(252,418)	$70.41	—	$—
Outstanding at December 31, 2021	3,956,364	$27.04	5.9	$180,302
Vested and exercisable at December 31, 2021	2,905,712	$14.20	5.0	$159,882
Vested and expected to vest at December 31, 2021	3,622,946	$22.34	5.6	$178,657
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

During the years ended December 31, 2021, 2020 and 2019, the Company recorded in aggregate $13.3 million, $13.1 million and $6.3 million, respectively, of share-based compensation expense related to options. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s consolidated statements of operations.
As of December 31, 2021, there was $18.5 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over a weighted average period of 1.5 years.
Restricted Stock Units
RSU grants to new employees in the year ended December 31, 2021 and 2020 vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award, subject to continued employment through the vesting date. RSU grants in the year ended December 31, 2021 include fully vested RSUs granted to an executive officer issued in settlement of the obligation discussed below under Share-Settled Obligation. An RSU grant to one executive officer in the year ended December 31, 2021 vested 100% over three months from the vesting commencement date. RSU grants to continuing employees in the year ended December 31, 2021 and 2020 generally vest quarterly over 16 quarters, subject to continued employment through the vesting date. In the year ended December 31, 2021, one RSU grant granted to continuing employees vests every 6 months over a two-year period, subject to continued

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

employment through the vesting date. RSU grants to two executive officers in the year ended December 31, 2021 vest quarterly over four and eight quarters, respectively, subject to continued employment through the vesting date. Annual RSU grants to directors on the Company’s Board of Directors (the “Board”) vest monthly over a one-year period and RSU grants to new directors on the Board vest monthly over a three-year period. RSU grants to consultants and non-employee brand ambassadors in 2021 and 2020 have a variety of different vesting schedules.
The following table summarizes the Company’s RSU activity from December 31, 2019 through December 31, 2021:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2019	149,004	$132.73
Granted	244,752	$109.61
Vested	(99,970)	$127.71
Cancelled/Forfeited	(17,797)	$—
Unvested at December 31, 2020	275,989	$114.99
Granted	562,909	$86
Vested	(120,599)	$123
Cancelled/Forfeited	(110,124)	$—
Unvested at December 31, 2021	608,175	$89
During the years ended December 31, 2021, 2020 and 2019, the Company recorded in aggregate $12.6 million, $9.8 million and $3.7 million, respectively, of share-based compensation expense related to RSUs. The share-based compensation expense is included in cost of goods sold, research and development expense and SG&A expenses in the Company’s consolidated statements of operations.
As of December 31, 2021, there was $26.9 million in unrecognized compensation expense related to nonvested RSUs which is expected to be recognized over a weighted average period of 1.5 years.
Share-Settled Obligation
Share-based compensation expense in 2021 and 2020 includes $1.5 million and $3.0 million, respectively, for a liability classified, share-settled obligation to an executive officer related to a sign-on award pursuant to the terms of the executive officer’s offer letter with the Company. The share-based compensation expense related to this share-settled obligation is included in SG&A expenses in the Company’s consolidated statements of operations.
The Company is obligated to deliver a variable number of shares based on a fixed monetary amount on the first annual anniversary of the executive officer’s commencement date and on each quarterly anniversary thereafter through the second annual anniversary. The liability classified award is considered unearned until the requirements for issuance of the shares are met and is included in “Accrued expenses and other current liabilities” in the Company’s consolidated balance sheet as of December 31, 2020 in the amount of $1.0 million.
In 2021, two quarterly tranches related to this obligation were earned, and the Company delivered to the executive officer 20,872 fully vested RSUs with a settlement date fair value of $2.5 million. The executive officer separated from the Company effective August 27, 2021. As a result, the fourth quarterly tranche was unearned and cancelled. As of December 31, 2021, there was no accrued unrecognized compensation expense related to this share-settled obligation in “Accrued expenses and other current liabilities” in the Company’s consolidated balance sheet.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Restricted Stock to Nonemployees
In 2021 and 2020, the Company issued no restricted stock. In April 2019, the Company’s Board of Directors approved the issuance of 99,433 shares of restricted stock with a fair value of $20.02 per share and a purchase price of $0.01 per share to nonemployees serving as the Company’s brand ambassadors. The Company has the right to repurchase the unvested shares upon a voluntary or involuntary termination of a brand ambassador’s service; however, as shares vest monthly over 24 months, they are being released from the repurchase option and all such shares were released from the repurchase option by May 18, 2021.
The following table summarizes the Company’s restricted stock activity:

	Number of Shares of Restricted Stock	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2019	88,988	1.2	19.49
Granted	0	—	—
Vested/Released	(76,804)	—	19.97
Cancelled/Forfeited	—	—	—
Unvested at December 31, 2020	12,184	0.3	20.02
Granted	—	—	—
Vested/Released	(12,184)	—	20.02
Cancelled/Forfeited	—	—	—
Unvested at December 31, 2021	—	—	—
During 2021, 2020 and 2019, the Company recorded in aggregate $0.2 million, $1.4 million and $1.8 million, respectively, of share-based compensation expense related to restricted stock issued to nonemployee brand ambassadors, which is included in SG&A expenses in the Company’s consolidated statements of operations.
As of December 31, 2021, there was $0 in unrecognized compensation expense related to nonvested restricted stock.
Employee Stock Purchase Plan
On November 15, 2018, the Company’s Board of Directors adopted its 2018 Employee Stock Purchase Plan (“2018 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on April 30, 2019, the day immediately prior to the effectiveness of the registration statement filed in connection with the IPO. The 2018 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code (the “Code”) for U.S. employees. In addition, the 2018 ESPP authorizes grants of purchase rights that do not comply with Section 423 of the Code under a separate non-423 component for non-U.S. employees and certain non-U.S. service providers. As of December 31, 2021, the Company has reserved 1,876,455 shares of common stock for issuance under the 2018 ESPP. In addition, the number of shares reserved for issuance under the 2018 ESPP will be increased automatically on the first day of each fiscal year for a period of up to ten years, starting with the 2020 fiscal year, by a number equal to the least of: (i) 536,130 shares; (ii) 1.0% of the shares of common stock outstanding on the last day of the prior fiscal year; or (iii) such lesser number of shares determined by the Company’s Board of Directors. As of January 1, 2022, the maximum aggregate number of shares that may be issued under the 2018 ESPP increased to 2,412,585 shares. The 2018 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the 2018 ESPP.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note 11. Commitments and Contingencies
Leases
See Note 4, Leases.
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
Under the terms of the Campus Lease, the Company will lease an aggregate of approximately 281,110 rentable square feet in a portion of a building located at 888 Douglas Street, El Segundo, California (the “Premises”), to be built out by the Landlord and delivered to the Company in three phases over a 26 month-period. Aggregate payments towards base rent for the Premises over the term of the lease will be approximately $159.3 million. In 2021, the Company paid $0.2 million in payments towards common area maintenance, parking, and insurance. No such payments were made in 2020 or 2019.
Although the Company is involved in the design of the tenant improvements of the Premises, the Company does not have title or possession of the assets during construction. In addition, the Company does not have the ability to control the leased Premises until each phase of the tenant improvements is complete. As of December 31, 2021, the tenant improvements associated with Phase 1-A had not been completed, and the underlying asset had not been delivered to the Company. Accordingly, there was no lease commencement during the year ended December 31, 2021. Therefore, the Company has not recognized an asset or a liability for the Campus Lease in its consolidated balance sheet as of December 31, 2021. The Company contributed $59.2 million in payments to a construction escrow account in the year ended December 31, 2021. These payments are recorded in “Prepaid lease costs, non-current” in the Company’s consolidated balance sheet as of December 31, 2021, which will ultimately be recorded as a component of a right-of-use asset upon lease commencement.
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
China Investment and Lease Agreement
On September 22, 2020, the Company and BYND JX entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX has agreed to make certain investments in the JXEDZ in two phases of development, and the Company has agreed to guarantee certain repayment obligations of BYND JX under such agreement. In the year ended December 31, 2021, the Company received $1.1 million, in subsidies related to its investment in BYND JX from the Jiaxing Economic Development Zone Finance Bureau which is recorded in “Other, net” in the Company’s consolidated statement of operations.
During Phase 1, the Company had agreed to invest $10.0 million in the JXEDZ through intercompany investment in BYND JX and BYND JX has agreed to lease a facility in the JXEDZ for a minimum of two years. In connection with such agreement, BYND JX entered into a factory leasing contract with an affiliate of the JX

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Committee, pursuant to which BYND JX has agreed to lease and renovate a facility in the JXEDZ and lease it for a minimum of two years. In the fourth quarter of 2021, the Company also entered into a leasing contract to house the Company’s research and development operations in the city of Shanghai for a period of eight years. As of December 31, 2021, the Company has invested $22.0 million and has advanced $20.0 million to its subsidiary, BYND JX.
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
Investment in The PLANeT Partnership
On January 25, 2021, the Company entered into The PLANeT Partnership, LLC (“TPP”), a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. For the year ended December 31, 2021, the Company contributed its share of the investment in TPP, $11.0 million, and recognized its share of the net losses in TPP, in the amount of $3.0 million. No such amounts were recognized in 2020 or 2019. See Note 2.
Purchase Commitments
As of December 31, 2021, the Company had committed to purchase pea protein inventory totaling $52.9 million in 2022, which excludes the pea protein supply agreement signed with Puris subsequent to the year end. See Note 14. In addition, as of December 31, 2021, the Company had approximately $51.4 million in purchase order commitments for capital expenditures primarily to purchase machinery and equipment. Payments for these purchases will be due within 12 months from December 31, 2021.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
On January 27, 2022, Don Lee Farms filed a motion for summary adjudication on Beyond Meat’s trade secret misappropriation claim. The Court has not ruled on this motion. The hearing for this motion is scheduled for April 13, 2022.
The previous trial date, September 27, 2021, was continued. Trial is currently set for May 16, 2022.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
Securities Related Litigation
On January 30, 2020, Larry Tran, a purported shareholder of Beyond Meat, filed a putative securities class action lawsuit in the United States District Court for the Central District of California against Beyond Meat and two of the Company’s executive officers, the Company’s President and CEO, Ethan Brown, and the Company’s former Chief Financial Officer and Treasurer, Mark Nelson. As noted here and in previous filings, the Tran securities class action was dismissed with prejudice on October 27, 2020, except for the class allegations of absent putative class members, which were dismissed without prejudice.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
On April 1, 2020, the United States District Court for the Central District of California entered an order consolidating the Weiner action and the Brink/Klein action for all purposes and designated the consolidated case In re: Beyond Meat, Inc. Derivative Litigation (the “California Derivative Action”). On April 13, 2020, the Court entered an order appointing co-lead counsel for the California Derivative Action. On June 23, 2020, the Court entered an order approving a Joint Stipulation Regarding Stay of Actions. Under the terms of the stay approval order, all proceedings in the California Derivative Action are stayed until (1) the Tran securities class action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2) any motion to dismiss the Tran securities class action is denied in whole or in part. As noted herein and in previous filings, the Tran securities class action was dismissed with prejudice on October 27, 2020, except for the class allegations of absent putative class members, which were dismissed without prejudice. On April 20, 2021, the parties filed a joint stipulation regarding briefing schedule, and the Court entered a schedule on April 21, 2021.
On May 24, 2021, the plaintiffs in the California Derivative Action filed a First Amended Complaint (“FAC”). The FAC names the same defendants named in the originally-filed consolidated complaint and adds four additional defendants, including ProPortion Foods, LLC (“ProPortion”) and CLW Foods, LLC (“CLW”). The FAC asserts claims under Section 14(a) of the Exchange Act, claims of breach of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement against the individual defendants, and aiding and abetting claims against CLW and ProPortion. All of these claims relate to the Company’s dealings and ongoing litigation with Don Lee Farms, and related actions taken by Beyond Meat and the named individuals during the period of April 2016 to the present. On July 2, 2021, the Court entered a Joint Stipulation Regarding Extension of Briefing Schedule so that the parties could attempt to reach resolution of the lawsuit.
The parties have reached a settlement of the California and Chew Derivative Actions. The proposed settlement, which is subject to Court approval, includes the Company enacting certain corporate governance reforms and paying plaintiffs’ attorney fees and costs in the amount of $515,000, which amount has been accrued as of December 31, 2021. No other payment is contemplated in the proposed settlement. On October 1, 2021, the parties filed a Joint Report Regarding Settlement in the Central District of California stating that the parties reached a tentative settlement and requesting that the Court (i) vacate the briefing schedule for Defendants’ motion to dismiss, and (ii) issue an order setting November 19, 2021 as the deadline on or before which Plaintiffs must move for preliminary approval of the settlement. On October 4, 2021, the Court entered such an order. The parties requested and received another extension to January 14, 2022 for Plaintiffs to file a motion for preliminary approval. The Stipulation of Settlement was signed on January 14, 2022, and Plaintiffs filed a motion for preliminary approval that same day. On February 8, 2022, the Court entered a Scheduling Notice and Order finding that Plaintiffs’ motion for preliminary approval is appropriate for submission on the papers without oral argument. The parties are waiting for the Court to rule on this motion.
On June 17, 2020, James Janolek, a purported shareholder of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court of the District of Delaware, putatively on behalf of the Company,

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
Note 12. Income Taxes
The provision for income taxes was as follows:

(in thousands)	Year Ended December 31,
Current:	2021	2020	2019
Federal	$—	$—	$—
State	60	72	9
	$60	$72	$9

Deferred:
Federal	$—	$—	$—
State	—	—	—
	$—	$—	$—

Provision for income tax	$60	$72	$9
The Company has provided a 100% valuation allowance on its deferred tax assets. Provision for income taxes in 2021, 2020 and 2019 is primarily for taxes payable to the states.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

A reconciliation of income tax expense from continuing operations to the amount computed by applying the statutory federal income tax rate to the net loss from continuing operations is summarized as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
U.S. income tax at federal statutory rate	$(38,229)	$(11,063)	$(2,611)
State income tax, net of federal benefits	(4,991)	(1,962)	(2,550)
Foreign rate differential	(985)	(54)	—
Stock warrant liability	—	—	2,626
Share-based compensation	(4,932)	(21,007)	(21,236)
Research and development credits	(20)	(10)	(8)
Change in tax rates	(719)	2,989	73
Other	771	529	(98)
Change in valuation allowance	49,165	30,650	23,813
Provision for income tax	$60	$72	$9
Significant components of the Company's deferred tax assets and liabilities as of December 31, 2021, and 2020 are shown below.

	December 31,
(in thousands)	2021	2020
Deferred Tax Assets:
Net operating loss (NOL)	$128,006	$78,464
Intangibles	1,308	1,495
Share-based compensation	4,584	3,295
Interest	388	311
Inventory reserve	2,139	2,262
Other	1,820	2,024
Total gross deferred tax assets	138,245	87,851
Deferred Tax liabilities:
Property, plant and equipment	3,056	1,773
Other	—	—
Total gross deferred tax liabilities	3,056	1,773

Valuation allowance	135,189	86,078
Net deferred tax assets (liabilities)	$—	$—
As of December 31, 2021, and 2020, management assessed the realizability of deferred tax assets and evaluated the need for an amount of a valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, “Income Taxes,” pursuant to which management analyzed all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized.
In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

overcome.” Based upon available evidence, it was concluded on a more-likely-than-not basis that certain deferred tax assets were not realizable as of December 31, 2021. Accordingly, a valuation allowance of $135.2 million has been recorded to offset these deferred tax assets. The change in valuation allowance for the year ended December 31, 2021 from 2020 was an increase of $49.1 million.
As of December 31, 2021, the Company has accumulated federal, state and foreign net operating loss carryforwards of approximately $514.1 million, $201.7 million and $24.6 million, respectively, of which approximately $422.4 million of the federal net operating losses do not expire and the remaining federal, state and foreign tax loss carryforwards begin to expire in 2031, 2032 and 2025 respectively, unless previously utilized. As of December 31, 2020, the Company had accumulated federal, state and foreign net operating loss carryforwards of approximately $344.2 million, $92.5 million and $1.3 million, respectively.
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
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020
Gross unrecognized tax benefits at the beginning of the year	$5,399	$3,336
Increases related to current year positions	3,462	2,063
Increases/Decreases related to prior year positions	—	—
Expiration of unrecognized tax benefits	—	—
Gross unrecognized tax benefits at the end of the year	$8,861	$5,399

As of December 31, 2021 and 2020, the Company had $8.0 million and $4.9 million, respectively, of unrecognized tax benefits from research and development tax credits, none of which, if recognized, would affect the Company’s effective tax rate.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2021, 2020 and 2019, interest and penalties recognized were insignificant. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months.
The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statute of limitations. The Company’s tax years from 2011 (inception) are subject to examination by the United States and state authorities due to the carry forward of unutilized tax attributes.
With respect to the income of its foreign subsidiaries, the Company takes the position that the undistributed earnings of its foreign subsidiaries are permanently invested in that jurisdiction. As a result, no additional income taxes have been provided on the possible repatriation of these earnings to the parent company. The Company does not have any unremitted earnings as of December 31, 2021.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The Tax Cuts and Jobs Act subjects a U.S. shareholder to tax on Global Intangible Low-taxes Income (“GILTI”) earned by certain foreign subsidiaries. Pursuant to the FASB Staff Q&A, Topic 740 No.5. Accounting for Global Intangible Low-taxed Income, the Company is allowed to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as period expense only. The Company has elected to account for GILTI in the year the tax is incurred.
In response to the COVID-19 pandemic, the United States passed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in March 2020 and on March 11, 2021 the United States enacted the American Rescue Plan Act of 2021. These Acts include various income and payroll tax measures. The income tax and payroll tax measures did not materially impact the Company’s financial statements.
Note 13. Net Loss Per Share Available to Common Stockholders (“EPS”)
The Company calculates basic and diluted net loss per share available to common stockholders in conformity with the two-class method required for companies with participating securities. Pursuant to ASU 2020-06, the Company applies the more dilutive of the if-converted method and the two-class method to its Notes. See Note 2.
Computation of EPS for the year ended December 31, 2021 and 2020 excludes the dilutive effect of 3,956,364 and 4,218,278 shares issuable under stock options, respectively, and 608,175 and 275,989 RSUs, respectively, because the Company incurred a net loss and their inclusion would have been antidilutive. Computation of EPS for the year ended December 31, 2020 also excludes adjustments under the two-class method relating to a liability classified, share-settled obligation to an executive officer to deliver a variable number of shares based on a fixed monetary amount because the shares to be delivered are not participating securities as they do not have voting rights and are not entitled to participate in dividends until they are issued. The share-settled obligation that was scheduled to vest in the third quarter of 2021 was cancelled because the executive officer separated from the Company before the vest date and the award was not earned (see Note 9). Computation of net loss per share available to common stockholders for the year ended December 31, 2021 also excludes the dilutive effect of the Notes because the Company recorded a net loss and their inclusion would be anti-dilutive. Computation of EPS for the year ended December 31, 2019 excludes the dilutive effect of 5,170,976 shares issuable under stock options because the Company incurred a net loss and their inclusion would have been antidilutive.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss available to common stockholders	$(182,105)	$(52,752)	$(12,443)
Undistributed net income available to unvested restricted stockholders	—	—	—
Net loss available to common stockholders—basic	$(182,105)	$(52,752)	$(12,443)
Denominator:
Weighted average common shares outstanding—basic	63,172,368	62,290,445	42,274,777
Dilutive effect of shares issuable under stock options	—	—	—
Dilutive effect of RSUs	—	—	—
Dilutive effect of share-settled obligation	—	—	—
Dilutive effect of Notes, if converted(1)	—	—	—
Weighted average common shares outstanding—diluted	63,172,368	62,290,445	42,274,777
Net loss per share available to common stockholders—basic	$(2.88)	$(0.85)	$(0.29)
______________
(1) As the Company recorded a net loss in the year ended December 31, 2021, inclusion of shares from the conversion premium or spread would be anti-dilutive. The Company had no Notes outstanding during the years ended December 31, 2020 and 2019.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Year Ended December 31,
	2021	2020	2019
Options to purchase common stock	3,956,364	4,218,278	5,170,976
Restricted stock units	608,175	275,989	149,004
Total	4,564,539	4,494,267	5,319,980

Note 14. Subsequent Event
Subsequent to the year ended December 31, 2021, on February 8, 2022, the Company amended its supply agreement with PURIS Proteins, LLC., under which it may purchase domestically sourced pea protein and extended it through December 31, 2022.

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
Based on our evaluation under the framework set forth in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.
Attestation Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The attestation report of the independent registered public accounting firm, Deloitte & Touche LLP, on the Company’s internal control over financial reporting is included below under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Beyond Meat, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Beyond Meat, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Los Angeles, California
March 1, 2022

ITEM 9B. OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be set forth in our Proxy Statement and is incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) Financial Statements
See Index to Financial Statements in Item 8 of this report.
(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes those financial statements.
(a)(3) EXHIBITS
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	10-Q	6/12/2019	3.1
3.2	Amended and Restated Bylaws.	10-Q	6/12/2019	3.2
4.1	Form of Common Stock Certificate.	S-1/A	3/27/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated as of October 5, 2018, by and among the Registrant and the other parties thereto.	S-1	11/16/2018	4.2
4.3	Description of Registrant’s Securities.	10-K	3/19/2020	4.3
4.4	Indenture, dated as of March 5, 2021, between Beyond Meat, Inc. and U.S. Bank National Association, as trustee.	8-K	3/5/2021	4.1
4.5	Form of certificate representing 0% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.1 to the Form 8-K filed on 3/5/21).	8-K	3/5/2021	4.1
10.1	Standard Industrial/Commercial Single-Tenant Lease, dated as of January 18, 2017, by and between Smoky Hollow Industries, LLC and Registrant with attachments thereto.	S-1	11/16/2018	10.1
10.2	First Amendment dated as of July 1, 2021 to Standard Industrial/Commercial Single-Tenant Lease, dated as of January 18, 2017, by and between Smoky Hollow Industries, LLC and Registrant with attachments thereto.	10-Q	8/12/2021	10.1
10.3	Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire LeMone Revocable Trust dated February 6, 2004 and Registrant and amendment thereto dated November 1, 2017.	S-1	11/16/2018	10.2
10.4	Second Lease Amendment to Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire Lemone Revocable Trust, dated May 6, 2019.	10-K	3/19/2020	10.3

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.5	Third Lease Amendment to Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire Lemone Revocable Trust, dated March 16, 2020.	10-K	3/19/2020	10.4
10.6	Lease, dated October 12, 2017, by and between LeMone Family Limited Partnership, LLLP and Registrant as amended by the Lease Amendment dated April 18, 2018.	S-1	11/16/2018	10.3
10.7	Second Lease Amendment to Lease, dated October 12, 2017, as amended, by and between LeMone Family Limited Partnership, LLLP and Registrant, dated May 22, 2020.	10-Q	8/11/2020	10.2
10.8	Standard Industrial/Commercial Single-Tenant Lease - Net, dated as of February 11, 2019, between GSOB, LLC and Registrant, with attachments thereto.	S-1/A	4/15/2019	10.22
10.9	Lease, dated as of January 14, 2021, by and between Registrant and HC Hornet Way, LLC.	8-K	1/15/2021	10.1
10.10	Supply Agreement, dated December 28, 2018, by and between Roquette America, Inc. and Registrant.+	S-1/A	4/15/2019	10.10
10.11	Multi-Year Sales Agreement, dated January 10, 2020, by and between Roquette Frères and Beyond Meat, Inc.+	8-K	1/15/2020	10.1
10.12	Master Supply Agreement, dated as of December 21, 2018, between Registrant and PURIS Proteins, LLC.+	S-1/A	4/15/2019	10.21
10.13	Amendment No. 1 to PURIS Master Supply Agreement.	10-Q	11/12/2019	10.1
10.14	Amendment No. 2 to PURIS Master Supply Agreement.+				X
10.15	Form of Indemnification Agreement with directors and executive officers.*	S-1/A	1/9/2019	10.11
10.16	2011 Equity Incentive Plan, amended as of April 3, 2019, and related forms of stock award agreements.*	S-1/A	4/15/2019	10.12
10.17	2018 Equity Incentive Plan, and related forms of stock award agreements.*	S-1/A	1/9/2019	10.13
10.18	Amended form of 2018 Equity Incentive Plan stock option award agreement.*	10-Q	7/29/2019	10.1
10.19	Amended form of 2018 Equity Incentive Plan restricted stock unit award agreement.*	10-Q	7/29/2019	10.2
10.20	2018 Employee Stock Purchase Plan.*	S-1/A	1/9/2019	10.14
10.21	Executive Incentive Bonus Plan.*	S-1	11/16/2018	10.15

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.22	Form of Executive Change in Control Severance Agreement.*	S-1	11/16/2018	10.16
10.23	Employment Agreement by and between Registrant and Ethan Brown.*	S-1/A	1/9/2019	10.20
10.24	Offer Letter dated April 29, 2019 with Teri L. Witteman.*	8-K	5/20/2019	10.1
10.25	Retirement Agreement, dated February 28, 2021, by and between Beyond Meat, Inc. and Mark J. Nelson.	8-K	3/1/2021	10.1
10.26	Consulting Agreement, dated February 28, 2021, by and between Beyond Meat, Inc. and Mark J. Nelson.	8-K	3/1/2021	10.2
10.27	Form of Confirmation of Base Call Option Transaction, dated March 2, 2021.	8-K	3/05/2021	10.1
10.28	Form of Confirmation of Additional Call Option Transaction, dated March 12, 2021.	8-K	3/16/2021	10.1
10.29	Offer Letter dated June 4, 2021 between the Company and Philip E. Hardin.*	8-K	6/10/2021	10.1
10.30	Consulting Agreement entered into on July 6, 2021 by and between the Company and Charles Muth.	8-K	7/8/2021	10.1
10.31	Offer Letter dated April 21, 2021 between the Company and Deanna Jurgens.*+				X
10.32	Offer Letter dated November 5, 2021 between the Company and Douglas W. Ramsey.*	8-K	12/8/2021	10.1
10.33	Offer Letter dated November 9, 2021 between the Company and George B. Adcock.*+				X
14.1	Code of Business Conduct and Ethics, as amended effective as of October 19, 2021				X
21.1	List of Subsidiaries of Beyond Meat, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
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
					X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
101	The following financial statements from the Company's Yearly Report on Form 10-K for the fiscal year ended December 31, 2021 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

BEYOND MEAT, INC.

Date:	March 1, 2022	By:	/s/ Ethan Brown
		Name:	Ethan Brown
		Title:	President and Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Ethan Brown and Philip E. Hardin, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ethan Brown	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 1, 2022
Ethan Brown

/s/ Philip E. Hardin	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2022
Philip E. Hardin

/s/ Seth Goldman	Chairman of the Board	March 1, 2022
Seth Goldman

/s/ Diane Carhart	Director	March 1, 2022
Diane Carhart

/s/ Sally Grimes	Director	March 1, 2022
Sally Grimes

/s/ Raymond J. Lane	Director	March 1, 2022
Raymond J. Lane

/s/ Muktesh Pant	Director	March 1, 2022
Muktesh Pant

/s/ Ned Segal	Director	March 1, 2022
Ned Segal

/s/ Christopher Isaac Stone	Director	March 1, 2022
Christopher Isaac Stone

/s/ Kathy N. Waller	Director	March 1, 2022
Kathy N. Waller