Form 10-Q
period 2022-04-02
BEYOND MEAT, INC.
filed 2022-05-12
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                Yes  ☐   No  ☒
As of May 11, 2022, the registrant had 63,542,426 shares of common stock, $0.0001 par value per share, outstanding.

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
•the success of operations conducted by joint ventures, such as the Planet Partnership, LLC (“TPP”) with PepsiCo, Inc., where we share ownership and management of a company with one or more parties who may not have the same goals, strategies or priorities as we do and where we do not receive all of the financial benefit;
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
•the timing and success of strategic Quick Service Restaurant (“QSR”) partnership launches and limited time offerings resulting in permanent menu items;
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
•our ability to procure sufficient high-quality raw materials at competitive prices to manufacture our products, especially those impacted by the conflict in the Ukraine or problems in the global supply chain exacerbated by COVID-19 lockdowns in China;
•the availability of pea and other proteins that meets our standards;
•our ability to diversify the protein sources used for our products;
•our ability to differentiate and continuously create innovative products, respond to competitive innovation and achieve speed-to-market;
•our ability to successfully execute our strategic initiatives;
•the volatility associated with ingredient, packaging, transportation and other input costs;
•the impact of inflation across the economy, including higher food, grocery, raw materials, transportation, energy, labor and fuel costs;
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
•management and key personnel changes, the attraction, training and retention of qualified employees and key personnel and our ability to maintain our company culture;
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
•accounting estimates based on judgment and assumptions that may differ from actual results;
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
•our ability to meet our obligations under our campus innovation and headquarters lease (“Campus Lease”), the timing of occupancy and completion of the build-out of our space, cost overruns, delays and the impact of COVID-19 on our space demands;
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
•the sufficiency of our cash and cash equivalents to meet our liquidity needs, and service our indebtedness and our ability to access capital markets upon favorable terms, including due to rising interest rates;
•economic conditions and the impact on consumer spending;

•the impact of increased scrutiny from stakeholders, institutional investors and governmental bodies on environmental, social and governance (“ESG”) practices, including expanding mandatory and voluntary reporting, diligence and disclosure on ESG matters;
•the outcomes of legal or administrative proceedings, or new legal or administrative proceedings filed against us;
•our, our suppliers’ and our co-manufacturers’ ability to protect our proprietary technology, intellectual property and trade secrets adequately;
•the impact of tariffs and trade wars;
•the impact of changes in tax laws;
•foreign exchange rate fluctuations; and
•the risks discussed in Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2022 (the “2021 10-K”), Part II, Item 1A, “Risk Factors,” included herein, and those discussed in other documents we file from time to time with the SEC.
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
This report also contains estimates and other statistical data obtained from independent parties and by us relating to market size and growth and other data about our industry and ultimate consumers. The number of retail and foodservice outlets are derived from data through March 2022. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates and data.
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

v

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	April 2, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$547,858	$733,294
Accounts receivable, net	52,675	43,806
Inventory	283,754	241,870
Prepaid expenses and other current assets	33,010	33,078
Total current assets	$917,297	$1,052,048
Property, plant, and equipment, net	241,389	226,489
Operating lease right-of-use assets	25,692	26,815
Prepaid lease costs, non-current	96,166	59,188
Other non-current assets, net	6,613	6,836
Investment in unconsolidated joint venture	7,353	8,023
Total assets	$1,294,510	$1,379,399
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$67,387	$69,040
Wages payable	3,406	155
Accrued bonus	2,754	128
Current portion of operating lease liabilities	4,454	4,458
Accrued expenses and other current liabilities	22,807	20,226
Short-term finance lease liabilities	183	182
Total current liabilities	$100,991	$94,189
Long-term liabilities:
Convertible senior notes, net	$1,130,657	$1,129,674
Operating lease liabilities, net of current portion	21,485	22,599
Finance lease obligations and other long term liabilities	396	442
Total long-term liabilities	$1,152,538	$1,152,715
Commitments and Contingencies (Note 10)
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	April 2, 2022	December 31, 2021
Stockholders’ equity:
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	$—	$—
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 63,525,399 and 63,400,899 shares issued and outstanding at April 2, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	519,681	510,014
Accumulated deficit	(477,430)	(376,972)
Accumulated other comprehensive loss	(1,276)	(553)
Total stockholders’ equity	$40,981	$132,495
Total liabilities and stockholders’ equity	$1,294,510	$1,379,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net revenues	$109,455	$108,164
Cost of goods sold	109,265	75,456
Gross profit	190	32,708
Research and development expenses	19,678	15,925
Selling, general and administrative expenses	75,114	38,954
Restructuring expenses	3,026	2,474
Total operating expenses	97,818	57,353
Loss from operations	(97,628)	(24,645)
Other (expense) income, net:
Interest expense	(1,025)	(629)
Other, net	(1,124)	(1,570)
Total other expense, net	(2,149)	(2,199)
Loss before taxes	(99,777)	(26,844)
Income tax expense	10	48
Equity in losses of unconsolidated joint venture	671	374
Net loss	$(100,458)	$(27,266)
Net loss per share available to common stockholders—basic and diluted	$(1.58)	$(0.43)
Weighted average common shares outstanding—basic and diluted	63,465,205	62,941,748
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net loss	$(100,458)	$(27,266)
Other comprehensive loss, net of tax:
Foreign currency translation loss, net of tax	(723)	(1,258)
Comprehensive loss, net of tax	$(101,181)	$(28,524)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2020	62,820,351	$6	$560,210	$(194,867)	$1,748	$367,097
Net loss	—	—	—	(27,266)	—	(27,266)
Issuance of common stock under equity incentive plans, net	188,183	—	2,048	—	—	2,048
Purchase of capped calls related to convertible senior notes	—	—	(83,950)	—	—	(83,950)
Share-based compensation for equity classified awards	—	—	7,376	—	—	7,376
Foreign currency translation adjustment	—	—	—	—	(1,258)	(1,258)
Balance at April 3, 2021	63,008,534	$6	$485,684	$(222,133)	$490	$264,047

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2021	63,400,899	$6	$510,014	$(376,972)	$(553)	$132,495
Net loss	—	—	—	(100,458)	—	(100,458)
Issuance of common stock under equity incentive plans, net	124,500	—	375	—	—	375
Share-based compensation for equity classified awards	—	—	9,292	—	—	9,292
Foreign currency translation adjustment	—	—	—	—	(723)	(723)
Balance at April 2, 2022	63,525,399	$6	$519,681	$(477,430)	$(1,276)	$40,981
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Three Months Ended
	April 2, 2022	April 3, 2021
Cash flows from operating activities:
Net loss	$(100,458)	$(27,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,091	4,326
Non-cash lease expense	1,118	724
Share-based compensation expense	9,292	7,376
Loss on sale of fixed assets	315	3
Amortization of debt issuance costs	984	369
Loss on extinguishment of debt	—	1,037
Equity in losses of unconsolidated joint venture	671	374
Net change in operating assets and liabilities:
Accounts receivable	(9,108)	(963)
Inventories	(43,043)	(24,729)
Prepaid expenses and other assets	(213)	(2,877)
Accounts payable	(2,295)	1,098
Accrued expenses and other current liabilities	8,527	10,689
Prepaid lease costs, non-current	(36,978)	—
Operating lease liabilities	(1,113)	(818)
Net cash used in operating activities	$(165,210)	$(30,657)
Cash flows from investing activities:
Purchases of property, plant and equipment	$(21,548)	$(23,363)
Return (payment) of security deposits	49	(18)
Net cash used in investing activities	$(21,499)	$(23,381)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	$—	$1,150,000
Purchase of capped calls related to convertible senior notes	—	(83,950)
Debt issuance costs	—	(23,150)
Repayment of revolving credit facility	—	(25,000)
Principal payments under finance lease obligations	(45)	(36)
Proceeds from exercise of stock options	815	2,861
Payments of minimum withholding taxes on net share settlement of equity awards	(439)	(812)
Net cash provided by financing activities	$331	$1,019,913
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Three Months Ended
	April 2, 2022	April 3, 2021
Net (decrease) increase in cash and cash equivalents	$(186,378)	$965,875
Effect of exchange rate changes on cash	942	15
Cash and cash equivalents at the beginning of the period	733,294	159,127
Cash and cash equivalents at the end of the period	$547,858	$1,125,017
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17	$297
Taxes	$52	$48
Non-cash investing and financing activities:
Issuance costs of convertible senior notes, accrued not yet paid	$—	$455
Non-cash additions to property, plant and equipment	$6,874	$8,148
Non-cash additions to financing leases	$—	$580
Operating lease right-of-use assets obtained in exchange for lease liabilities	$—	$105
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
As of April 2, 2022, approximately 89.5% of the Company’s assets were located in the United States.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The global spread and unprecedented impact of COVID-19 continues to create significant volatility, uncertainty and economic disruption. The Company’s operations and its financial results including net revenues, gross profit, gross margin and operating expenses were negatively impacted by COVID-19 in 2020, 2021 and the first quarter of 2022. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), the impact of variants of the virus that causes COVID-19, the wide distribution and public acceptance of COVID-19 vaccines, labor needs at the Company as well as in the supply chain and at customers, compliance with government or employer COVID-19 vaccine mandates and the resulting impact on available labor, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business, results of operations, financial condition or liquidity. While the ultimate health and economic impact of COVID-19 continues to be highly uncertain, the Company expects that the adverse impact of COVID-19 on its business and results of operations, including its net revenues, gross profit, gross margin, earnings and cash flows, will continue into 2022. Future events and effects related to the COVID-19 pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts.
Note 2. Summary of Significant Accounting Policies
A detailed description of the Company's significant accounting policies can be found in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 2, 2022 (“2021 10-K”). There have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2021 10-K, except as noted below.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 or for any other interim period or for any other future fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the 2021 10-K. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.
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
Foreign Currency
Foreign currency translation losses, net of tax, reported as cumulative translation adjustments through “Other comprehensive loss” were $0.7 million and $1.3 million for the three months ended April 2, 2022 and April 3, 2021, respectively. Realized and unrealized foreign currency transaction losses, net included in “Other, net” were $1.1 million and $0.3 million during the three months ended April 2, 2022 and April 3, 2021, respectively.
Fair Value of Financial Instruments
The Company had no financial instruments measured at fair value on a recurring basis as of April 2, 2022 and December 31, 2021.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 for the three months ended April 2, 2022.
Revenue Recognition
At the end of each accounting period, the Company recognizes a contra asset to accounts receivable for estimated sales discounts that have been incurred but not paid which totaled $4.3 million and

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

$3.6 million as of April 2, 2022 and December 31, 2021, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.
Presentation of Net Revenues by Channel
The following table presents the Company’s net revenues by channel:

	Three Months Ended
(in thousands)	April 2, 2022	April 3, 2021
U.S.:
Retail	$68,260	$63,826
Foodservice	15,493	16,742
U.S. net revenues	83,753	80,568
International:
Retail	16,137	17,199
Foodservice	9,565	10,397
International net revenues	25,702	27,596
Net revenues	$109,455	$108,164
One customer and one distributor accounted for approximately 12% and 10% of the Company’s gross revenues, respectively, in the three months ended April 2, 2022; and one customer accounted for approximately 11% of the Company’s gross revenues in the three months ended April 3, 2021. No other customer or distributor accounted for more than 10% of the Company’s gross revenues in the three months ended April 2, 2022 and April 3, 2021.
Investment in Joint Venture
The Company uses the equity method of accounting to record transactions associated with its joint venture when the Company shares in joint control of the investee. Investment in joint venture is not consolidated but is recorded in “Investment in unconsolidated joint venture” in the Company’s condensed consolidated balance sheets. The Company recognizes its portion of the investee’s results in “Equity in losses of unconsolidated joint venture” in its condensed consolidated statements of operations. The Company eliminates its proportionate interest in any intra-entity profits or losses in the inventory of the investee at the end of the reporting period and recognizes its portion of the profit and losses when realized by the investee.
Shipping and Handling Costs
Outbound shipping and handling costs included in selling, general and administrative (“SG&A”) expenses in the three months ended April 2, 2022 and April 3, 2021 were $5.9 million and $3.3 million, respectively.
Recently Adopted Accounting Pronouncements
None.
Note 3. Restructuring
In May 2017, management approved a plan to terminate the Company’s exclusive supply agreement (the “Agreement”) with one of its co-manufacturers, due to non-performance under the Agreement and on May 23, 2017, the Company notified the co-manufacturer of its decision to terminate the Agreement. In the three months ended April 2, 2022 and April 3, 2021, the Company recorded $3.0 million and

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

$2.5 million, respectively, in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. See Note 10 for further information. As of April 2, 2022 and December 31, 2021, the Company had $1.3 million and $2.7 million, respectively, in accrued and unpaid restructuring expenses.
Note 4. Leases
Leases are classified as either finance leases or operating leases based on criteria in Accounting Standards Codification 842. The Company has operating leases for its corporate offices, including its Manhattan Beach Project Innovation Center where the Company’s research and development facility is located, its manufacturing facilities, commercialization center, warehouses and vehicles, and to a lesser extent, certain equipment and finance leases. Such leases generally have original lease terms between two years and 12 years, and often include one or more options to renew. Some leases also include early termination options, which can be exercised under specific conditions. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company currently considers its renewal options to be reasonably certain to be exercised. The Company does not have residual value guarantees or material restrictive covenants associated with its leases.
On January 14, 2021, the Company entered into the Campus Lease, a 12-year lease with two 5-year renewal options to house its corporate headquarters, lab and innovation space in El Segundo, California. The Company has not recognized an asset or a liability for the Campus Lease in its consolidated balance sheet as of April 2, 2022 because there was no lease commencement during the three months ended April 2, 2022. Therefore, the Campus Lease is not included in the tables below.
Lease costs for operating and finance leases were as follows:

		Three Months Ended
(in thousands)	Statement of Operations Location	April 2, 2022	April 3, 2021
Operating lease cost:
Lease cost	Cost of goods sold	$611	$539
Lease cost	Research and development expenses	514	148
Lease cost	Selling, general and administrative expenses	1,003	197
Variable lease cost(1)	Cost of goods sold	152	28
Operating lease cost		$2,280	$912
Short-term lease cost	Selling, general and administrative expenses	$147	$26
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$45	$37
Interest on lease liabilities	Interest expense	24	5
Finance lease cost		$69	$42
Total lease cost(2)		$2,496	$980
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.
(2) Excludes Campus Lease. See Note 10.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental balance sheet information as of April 2, 2022 and December 31, 2021 related to leases are as follows:

(in thousands)	Balance Sheet Location	April 2, 2022	December 31, 2021
Assets(1)
Operating leases	Operating lease right-of-use assets	$25,692	$26,815
Finance leases, net	Property, plant and equipment, net	570	615
Total lease assets		$26,262	$27,430

Liabilities(1)
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$4,454	$4,458
Finance lease liabilities	Short-term finance lease liabilities	183	182
Long-term:
Operating lease liabilities	Operating lease liabilities, net of current portion	21,485	22,599
Finance lease liabilities	Finance lease obligations and other long-term liabilities	396	442
Total lease liabilities		$26,518	$27,681
___________
(1) Excludes Campus Lease. See Note 10.

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year, as of April 2, 2022:

	April 2, 2022
(in thousands)	Operating Leases(1)	Finance Leases
Remainder of 2022	$4,148	$145
2023	5,287	181
2024	3,542	146
2025	2,969	115
2026	2,831	10
Thereafter	12,983	—
Total undiscounted future minimum lease payments	31,760	597
Less imputed interest	(5,821)	(18)
Total discounted future minimum lease payments	$25,939	$579
___________
(1) Excludes Campus Lease. See Note 10.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Weighted average remaining lease terms and weighted average discount rates were:

	April 2, 2022
	Operating Leases(1)	Finance Leases
Weighted average remaining lease term (years)	8.3	3.4
Weighted average discount rate	4.5%	2.3%
___________
(1) Excludes Campus Lease. See Note 10.

Note 5. Inventories
Major classes of inventory were as follows:

(in thousands)	April 2, 2022	December 31, 2021
Raw materials and packaging	$132,209	$129,974
Work in process	65,310	50,227
Finished goods	86,235	61,669
Total	$283,754	$241,870
Note 6. Property, Plant and Equipment
Property, plant, and equipment are stated at cost and finance lease assets are included. A summary of property, plant, and equipment as of April 2, 2022 and December 31, 2021, is as follows:

(in thousands)	April 2, 2022	December 31, 2021
Manufacturing equipment	$125,489	$115,412
Research and development equipment	16,861	16,837
Leasehold improvements	20,343	20,250
Building	22,819	22,937
Finance leases	867	867
Software	1,348	1,297
Furniture and fixtures	867	868
Vehicles	584	584
Land	5,407	5,434
Assets not yet placed in service	106,969	95,455
Total property, plant and equipment	$301,554	$279,941
Less: accumulated depreciation and amortization	60,165	53,452
Property, plant and equipment, net	$241,389	$226,489
Depreciation and amortization expense for the three months ended April 2, 2022 and April 3, 2021 was $7.1 million and $4.3 million, respectively. Of the total depreciation and amortization expense in the three months ended April 2, 2022 and April 3, 2021, $6.0 million and $3.4 million, respectively, were recorded in cost of goods sold, $1.0 million and $0.9 million, respectively, were recorded in research and development expenses, and $0.1 million and $0, respectively, were recorded in SG&A expenses in the Company’s condensed consolidated statements of operations.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Company concluded that no property, plant and equipment met the criteria for assets held for sale as of April 2, 2022 and December 31, 2021. Previous amounts classified as assets held for sale were sold for amounts that approximated book value for which a note receivable of $3.8 million, net of payments received, had been recorded. The note receivable is included in “Other non-current assets, net” in the Company’s condensed consolidated balance sheet at April 2, 2022 and December 31, 2021.
Note 7. Debt
The following is a summary of debt balances as of April 2, 2022 and December 31, 2021:

(in thousands)	April 2, 2022	December 31, 2021
Convertible senior notes	$1,150,000	$1,150,000
Debt issuance costs	(19,343)	(20,326)
Long-term debt	$1,130,657	$1,129,674
Convertible Senior Notes
On March 5, 2021, the Company issued $1.0 billion aggregate principal amount of its 0% Convertible Senior Notes due 2027 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On March 12, 2021, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $150.0 million aggregate principal amount of the Company’s 0% Convertible Senior Notes due 2027 (the “Additional Notes,” and together with the Convertible Notes, the “Notes”), and such Additional Notes were issued on March 16, 2021.
The total amount of debt issuance costs of $23.6 million was recorded as a reduction to “Convertible senior notes, net” in the condensed consolidated balance sheet and are being amortized as interest expense over the term of the Notes using the effective interest method. During the three months ended April 2, 2022 and April 3, 2021, the Company recognized $1.0 million and $0.3 million, respectively, in interest expense related to the amortization of the debt issuance costs related to the Notes.
The following is a summary of the Company’s Notes as of April 2, 2022:

(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
0% Convertible senior notes due on March 15, 2027	$1,150,000	$19,343	$1,130,657	$688,563	Level 2
The Notes are carried at face value less the unamortized debt issuance costs on the Company’s condensed consolidated balance sheets. As of April 2, 2022, the estimated fair value of the Notes was approximately $0.7 billion. The Notes are quoted on the Intercontinental Exchange and are classified as Level 2 financial instruments. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on April 1, 2022, the last business day of the period.
As of April 2, 2022, the remaining life of the Notes is approximately 5.0 years.
Revolving Credit Facility
On March 2, 2021, the Company terminated its secured revolving credit agreement, dated as of April 21, 2020 (the “Credit Agreement”).

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Company recorded debt issuance costs on the revolving credit facility in “Prepaid and other non-current assets, net” in the accompanying condensed consolidated balance sheet. Debt issuance costs associated with the revolving credit facility were amortized as interest expense over the term of the loan for which amortization of $0 and $40,800, respectively, was recorded during the three months ended April 2, 2022 and April 3, 2021.
In the three months ended April 2, 2022 and April 3, 2021, the Company incurred $0 and $0.3 million, respectively, in interest expense related to its bank credit facilities.
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
Note 8. Stockholders’ Equity
As of April 2, 2022, the Company’s shares consisted of 500,000,000 authorized shares of common stock, par value $0.0001 per share, of which 63,525,399 shares of common stock were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
As of December 31, 2021, the Company’s shares consisted of 500,000,000 authorized shares of common stock, par value $0.0001 per share, of which 63,400,899 shares were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
The Company has not declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of its capital stock.
Note 9. Share-Based Compensation
In 2019, the Company’s 2011 Equity Incentive Plan (“2011 Plan”) was amended, restated and re-named the 2018 Equity Incentive Plan (the “2018 Plan”), and the remaining shares available for issuance under the 2011 Plan were added to the shares reserved for issuance under the 2018 Plan. As of January 1, 2022, the maximum aggregate number of shares that may be issued under the 2018 Plan increased to 20,915,919 shares, which includes an increase of 2,144,521 shares effective January 1, 2022 under the terms of the 2018 Plan.
The following table summarizes the shares available for grant under the 2018 Plan:

Shares Available for Grant
Balance - December 31, 2021	6,515,807
Authorized	2,144,521
Granted	(966,978)
Shares withheld to cover taxes	9,917
Forfeited	37,704
Balance - April 2, 2022	7,740,971

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of April 2, 2022 and December 31, 2021, there were 4,407,683 and 3,956,364 shares, respectively, issuable under stock options outstanding, 948,684 and 608,175 shares, respectively, issuable under unvested RSUs outstanding, 7,869,381 and 7,730,884 shares, respectively, issued for stock option exercises, RSU settlement, and restricted stock grants, and 7,740,971 and 6,515,807 shares, respectively, available for grants under the 2018 Plan.
Stock Options
Following are the assumptions used in the Black-Scholes valuation model for options granted during the periods shown below:

	Three Months Ended
	April 2, 2022	April 3, 2021
Risk-free interest rate	1.7%	1.3%
Average expected term (years)	7.0	7.0
Expected volatility	55.0%	72.6%
Dividend yield	—	—
Option grants to new employees in the three months ended April 2, 2022 and April 3, 2021 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining 3-year period, subject to continued employment through the vesting date. Option grants to continuing employees in the three months ended April 2, 2022 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining 3-year period, subject to continued employment through the vesting date. Option grants to continuing employees in the three months ended April 3, 2021 generally vest monthly over a 48-month period, subject to continued employment through the vesting date. Option grant to one executive officer in the three months ended April 3, 2021 vested over three months from the vesting commencement date.
The following table summarizes the Company’s stock option activity during the three months ended April 2, 2022:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2021	3,956,364	$27.04	5.9	$180,302
Granted	563,286	$47.42	—	$—
Exercised	(95,784)	$8.48	—	$4,205
Cancelled/Forfeited	(16,183)	$92.71	—	$—
Outstanding at April 2, 2022	4,407,683	$29.81	6.2	$126,043
Vested and exercisable at April 2, 2022	2,959,174	$15.54	4.8	$115,943
Vested and expected to vest at April 2, 2022	4,095,831	$26.52	5.9	$125,425
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

During the three months ended April 2, 2022 and April 3, 2021, the Company recorded in aggregate $4.1 million and $3.4 million, respectively, of share-based compensation expense related to options. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of April 2, 2022, there was $32.5 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over a weighted average period of 1.6 years.
Restricted Stock Units
RSU grants to new and continuing employees in the three months ended April 2, 2022 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining 3 years of the award, subject to continued employment through the vesting date. Some of the RSU grants to continuing employees in the three months ended April 2, 2022 vest 50% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining 4 quarters of the award, subject to continued employment through the vesting date. RSU awards to nonemployee ambassadors in the three months ended April 2, 2022 vest on varying dates, subject to continued service through the vesting date.
RSU grants to new employees in the three months ended April 3, 2021 vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining 3 years of the award, subject to continued employment through the vesting date. RSU grants to continuing employees in the three months ended April 3, 2021 generally vest quarterly over 16 quarters, subject to continued employment through the vesting date. RSU grants in the three months ended April 3, 2021 include fully vested RSUs granted to an executive officer issued in settlement of the obligation discussed below under Share-Settled Obligation. RSU grant to one executive officer in the three months ended April 3, 2021 vested 100% over three months from the vesting commencement date. There were no RSU grants to nonemployee ambassadors in the three months ended April 3, 2021.
The following table summarizes the Company’s RSU activity during the three months ended April 2, 2022:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2021	608,175	$89
Granted	403,692	$48.11
Vested(1)	(41,709)	$99.29
Cancelled/Forfeited	(21,474)	$100.15
Unvested at April 2, 2022	948,684	$70.75
________
(1) Includes 9,917 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2018 Plan.

During the three months ended April 2, 2022 and April 3, 2021, the Company recorded in aggregate $5.2 million and $2.9 million, respectively, of share-based compensation expense related to RSUs. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of April 2, 2022, there was $33.3 million in unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted average period of 1.5 years.
Share-Settled Obligation
Share-based compensation expense in the three months ended April 2, 2022 and April 3, 2021 includes $0 and $0.8 million, respectively, for a liability classified, share-settled obligation to an executive officer related to a sign-on award pursuant to the terms of the executive officer’s offer letter with the Company. The share-based compensation expense related to this share-settled obligation is included in SG&A expenses in the Company’s condensed consolidated statements of operations. Financing activities in the statement of cash flows for the three months ended April 2, 2022 and April 3, 2021 includes $0 and $0.8 million, respectively, noncash reclassification of the share-settled obligation from “Other current liabilities” to “Additional paid-in capital.”
In the first quarter of 2021, a quarterly tranche related to this obligation was earned, and the Company delivered to this executive officer 6,066 fully vested RSUs with a settlement date fair value of $0.8 million.
Restricted Stock to Nonemployees
As of April 2, 2022, no shares of restricted stock had been issued to nonemployee brand ambassadors.
During the three months ended April 2, 2022 and April 3, 2021, the Company recorded in aggregate $0 and $0.2 million, respectively, of share-based compensation expense related to restricted stock issued to nonemployee brand ambassadors, which is included in SG&A expenses in the Company’s condensed consolidated statements of operations.
Employee Stock Purchase Plan
As of April 2, 2022, the maximum aggregate number of shares that may be issued under the 2018 Employee Stock Purchase Plan (“ESPP”) was 2,412,585 shares of common stock, including an increase of 536,130 shares effective January 1, 2022 under the terms of the ESPP. The ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the ESPP.
Note 10. Commitments and Contingencies
Leases
See Note 4, Leases.
On January 14, 2021, the Company entered into the Campus Lease with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), to house the Company’s lab and innovation space and headquarters offices in El Segundo, California.
In the three months ended April 2, 2022, the Company paid $0.3 million in payments towards common area maintenance, parking, and insurance. No such payments were made in the three months ended April 3, 2021.
Although the Company is involved in the design of the tenant improvements of the Premises, the Company does not have title or possession of the assets during construction. In addition, the Company does not have the ability to control the leased Premises until each phase of the tenant improvements is complete. As of April 2, 2022, the tenant improvements associated with Phase 1-A had not been completed, and the underlying asset had not been delivered to the Company. Accordingly, there was no

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

lease commencement during the three months ended April 2, 2022. Therefore, the Company has not recognized an asset or a liability for the Campus Lease in its condensed consolidated balance sheets as of April 2, 2022 and December 31, 2021. The Company contributed $37.0 million and $59.2 million in payments to a construction escrow account in the three months ended April 2, 2022 and the year ended December 31, 2021, respectively. These payments are recorded in “Prepaid lease costs, non-current” in the Company’s condensed consolidated balance sheets as of April 2, 2022 and December 31, 2021, respectively, which will ultimately be recorded as a component of a right-of-use asset upon lease commencement.
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
China Investment and Lease Agreement
On September 22, 2020, the Company and its wholly-owned subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd. (“BYND JX”), entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX has agreed to make certain investments in the JXEDZ in two phases of development, and the Company has agreed to guarantee certain repayment obligations of BYND JX under such agreement.
During Phase 1, the Company had agreed to invest $10.0 million in the JXEDZ through an intercompany investment in BYND JX and BYND JX has agreed to lease a facility in the JXEDZ for a minimum of two years. In connection with such agreement, BYND JX entered into a factory leasing contract with an affiliate of the JX Committee, pursuant to which BYND JX has agreed to lease and renovate a facility in the JXEDZ and lease it for a minimum of two years. In the event that the Company and BYND JX determine, in their sole discretion, to proceed with the Phase 2 development in the JXEDZ, BYND JX has agreed in the first stage of Phase 2 to increase its registered capital by $30.0 million and to acquire the land use right to a state-owned land plot in the JXEDZ to conduct development and construction of a new production facility. Following the first stage of Phase 2, the Company and BYND JX may determine, in their sole discretion, to permit BYND JX to obtain a second state-owned land plot in the JXEDZ in order to construct an additional facility thereon.
The Planet Partnership
On January 25, 2021, the Company entered into TPP, a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. For the three months ended April 2, 2022 and April 3, 2021, the Company recognized its share of the net losses in TPP, in the amount of $0.7 million and $0.4 million, respectively. See Note 2.
Purchase Commitments
As of April 2, 2022, the Company had committed to purchase pea protein inventory totaling $34.6 million in 2022.

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
On June 11, 2021, former Beyond Meat employees Mark Nelson and Tony Miller, and current employee, Jessica Quetsch (collectively, the “individual defendants”), filed a motion for summary adjudication on Don Lee Farms’ fraud claim asserted against them. On June 11, 2021, the Company filed a motion for summary adjudication on Don Lee Farms’ fraud and negligent misrepresentation claims, misappropriation of trade secret claim, and unfair competition claim under the California Business and Professions Code. On August 27, 2021, the Court ruled on the individual defendants’ and the Company’s motions for summary adjudication. The Court denied the individual defendants’ motion for summary adjudication. The Court also denied the Company’s motion for summary adjudication on Don Lee Farms’ fraud and negligent misrepresentation claims. The Court granted the Company’s motion for summary adjudication on Don Lee Farms’ trade secret misappropriation and unfair competition claims. Don Lee Farms’ trade secret misappropriation and unfair competition claims will not proceed to trial.
On January 27, 2022, Don Lee Farms filed a motion for summary adjudication on Beyond Meat’s trade secret misappropriation claim. On April 19, 2022, the Court denied Don Lee Farms motion for summary adjudication on Beyond Meat’s trade secret misappropriation claim. Beyond Meat’s trade secret misappropriation claim will proceed to trial.
The previous trial date, May 16, 2022, was continued. Trial is currently set for September 26, 2022.
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
The Company cannot provide assurance that Don Lee Farms will not prevail in all or some of their claims against the Company or the individual defendants, or that the Company will prevail in some or all of its claims against Don Lee Farms. For example, if Don Lee Farms succeeds in the lawsuit, the Company could be required to pay damages, including but not limited to contract damages reasonably calculated at what the Company would have paid Don Lee Farms to produce the Company’s products through 2019, the end of the contract term. Based on the Company’s current knowledge, the Company

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

has determined that the amount of any material loss or range of any losses that is reasonably possible to result from this lawsuit is not estimable.
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
On March 16, 2020, Eric Weiner, a purported shareholder of Beyond Meat, filed a shareholder derivative lawsuit in the United States District Court for the Central District of California, putatively on behalf of the Company, against two of the Company’s executive officers, the Company’s President and CEO, Ethan Brown, and the Company’s former Chief Financial Officer and Treasurer, Mark Nelson, and each of the Company’s directors, including one former director, who signed the Company’s initial public offering registration statement. The lawsuit asserts claims under Sections 10(b) and 21D of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), claims of breaches of fiduciary duty as directors and/or officers of Beyond Meat, and claims of unjust enrichment and waste of corporate assets, all relating to the Company’s ongoing litigation with Don Lee Farms, related actions taken by Beyond Meat and the named individuals during the period of May 2, 2019 to March 16, 2020, and the Tran securities case brought against the Company.
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
The parties have reached a settlement of the California and Chew Derivative Actions. The proposed settlement, which is subject to final Court approval, includes the Company enacting certain corporate governance reforms and paying plaintiffs’ attorney fees and costs in the amount of $515,000, which amount has been accrued as of April 2, 2022 and December 31, 2021. No other payment is contemplated in the proposed settlement. On October 1, 2021, the parties filed a Joint Report Regarding Settlement in the Central District of California stating that the parties reached a tentative settlement and requesting that the Court (i) vacate the briefing schedule for Defendants’ motion to dismiss, and (ii) issue an order setting November 19, 2021 as the deadline on or before which Plaintiffs must move for preliminary approval of the settlement. On October 4, 2021, the Court entered such an order. The parties requested and received another extension to January 14, 2022 for Plaintiffs to file a motion for preliminary approval. The Stipulation of Settlement was signed on January 14, 2022, and Plaintiffs filed a motion for preliminary approval that same day. On February 8, 2022, the Court entered a Scheduling Notice and Order finding that Plaintiffs’ motion for preliminary approval is appropriate for submission on the papers without oral argument. On March 31, 2022, the Court entered an order preliminarily approving the Stipulation of Settlement. On April 8, 2022, the Company published notice of the preliminary approval and the proposed settlement in accordance with the Stipulation of Settlement. On April 18, 2022, the Company paid to escrow the $515,000 for Plaintiffs’ attorneys’ fees and costs and on April 19, 2022, the Company filed proof of notice with the Court. Plaintiffs’ motion for final approval is due on June 13, 2022, objections to the proposed settlement are due on June 20, 2022, plaintiffs’ reply in support of final approval is due on July 1, 2022, and the Final Approval Hearing is scheduled for July 11, 2022.
Interbev
On March 13, 2022, the Company was served a summons by Interbev, a French trade association representing the cattle industry, to appear before the Commercial Court of Paris. The summons alleges that the Company misleads the French consumer with references to “plant based meat,” “plant based burger” and related descriptive names, and alleges that the Company is denigrating meat and meat products. The relief sought by Interbev includes (i) changing the presentation of Beyond Meat products to avoid any potential confusion with meat products, (ii) publication of the judgment of the court in the media

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

and (iii) damages of EUR 200,000. The Company intends to vigorously defend against all claims asserted in the summons.
The Company is involved in various other legal proceedings, claims, and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of such matters that are pending or asserted will have a material effect on its financial statements.
Note 11. Income Taxes
For the three months ended April 2, 2022 and April 3, 2021, the Company recorded $10,000 and $48,000 in income tax expense, respectively, in its condensed consolidated statements of operations.
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
As of April 2, 2022, the Company did not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with respect to net operating loss and credit carryforwards.
In response to the COVID-19 pandemic, the United States passed the Coronavirus Aid, Relief, and Economic Security Act in March 2020 and on March 11, 2021 the United States enacted the American Rescue Plan Act of 2021. These Acts include various income and payroll tax measures. The income tax and payroll tax measures did not materially impact the Company’s financial statements.
Note 12. Net Loss Per Share Available to Common Stockholders
The Company calculates basic and diluted net loss per share available to common stockholders in conformity with the two-class method required for companies with participating securities. Pursuant to Accounting Standards Update 2020-06, the Company applies the more dilutive of the if-converted method and the two-class method to its Notes.
Computation of net loss per share available to common stockholders for the three months ended April 2, 2022 excludes the dilutive effect of 4,407,683 shares issuable under stock options and 948,684 RSUs outstanding at April 2, 2022 because the Company incurred a net loss and their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the three months ended April 2, 2022 also excludes the dilutive effect of the Notes because the Company recorded a net loss and their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the three months ended April 3, 2021 excludes the dilutive effect of 4,097,076 shares issuable under stock options and 294,296 RSUs outstanding at April 3, 2021 because their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the three months ended April 3, 2021 also excludes the dilutive effect of shares of common stock that were issuable to an officer in settlement of an obligation to deliver a variable number of shares based on a fixed monetary amount (see Note 9) because the shares to be delivered were not participating securities as they did not have voting rights and were not entitled to participate in dividends until they are issued.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)	Three Months Ended
	April 2, 2022	April 3, 2021
Numerator:
Net loss available to common stockholders	$(100,458)	$(27,266)
Net loss available to common stockholders—basic	(100,458)	(27,266)
Denominator:
Weighted average common shares outstanding—basic	63,465,205	62,941,748
Dilutive effect of shares issuable under stock options	—	—
Dilutive effect of RSUs	—	—
Dilutive effect of share-settled obligation	—	—
Dilutive effect of Notes, if converted(1)	—	—
Weighted average common shares outstanding—diluted	63,465,205	62,941,748
Net loss per share available to common stockholders—basic	$(1.58)	$(0.43)
Net loss per share available to common stockholders—diluted	$(1.58)	$(0.43)
__________
(1) As the Company recorded a net loss for the three months ended April 2, 2022 and April 3, 2021, inclusion of shares from the conversion premium or spread would be anti-dilutive. The Company had $1.2 billion in Notes outstanding as of April 2, 2022.

Note 13. Related Party Transactions
In connection with the Company’s investment in TPP, a joint venture with PepsiCo, Inc., the Company sells certain products directly to the joint venture. Net revenues earned for products sold to TPP included in U.S. retail channel net revenues were $10.7 million and $0 for the three months ended April 2, 2022 and April 3, 2021, respectively. Accounts receivable from TPP was $6.0 million and $0 at April 2, 2022 and December 31, 2021, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors,” of our 2021 10-K and Part II, Item 1A, “Risk Factors” and “Note Regarding Forward-Looking Statements” included in this report and those discussed in other documents we file from time to time with the SEC. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this quarterly report and our audited consolidated financial statements and notes thereto included in our 2021 10-K. Our historical results are not necessarily indicative of the results to be expected for any future periods and our operating results for the three months ended April 2, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 or for any other interim period or for any other future year or period.

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
We sell a range of plant-based meat products across the three main meat platforms of beef, pork and poultry. As of March 2022, our products were available at approximately 135,000 retail and foodservice outlets in more than 90 countries worldwide, across mainstream grocery, mass merchandiser, club store, convenience store and natural retailer channels, direct-to-consumer, and various food-away-from-home channels, including restaurants, foodservice outlets and schools.
The condensed consolidated financial statements for the period ended April 2, 2022 include the accounts of the Company and its foreign subsidiaries, Beyond Meat EU B.V., BYND JX and Beyond Meat Canada Inc. All inter-company balances and transactions have been eliminated.
We operate on a fiscal calendar year, and each interim quarter is comprised of one 5-week period and two 4-week periods, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth fiscal quarters may have more or fewer days included than a traditional 91-day fiscal quarter.
For the first quarter ended April 2, 2022, our retail and foodservice channels accounted for approximately 77.1% and 22.9% of our net revenues, respectively. For the first quarter ended April 3, 2021, our retail and foodservice channels accounted for approximately 74.9% and 25.1% of our net revenues, respectively.
For the first quarter ended April 2, 2022, our U.S. and international channels accounted for approximately 76.5% and 23.5% of our net revenues, respectively. For the first quarter ended April 3, 2021, our U.S. and international channels accounted for approximately 74.5% and 25.5% of our net revenues, respectively.

In the first quarter of 2022, net revenues from the international channels, both retail and foodservice, decreased from the prior year. Despite increased pounds of product sold, international net revenues decreased 6.9% in the first quarter of 2022 as compared to the same period in the prior year primarily due to decreased revenue per pound driven by increased trade discounts, recent pricing actions, mix to lower priced SKUs and a softening in the Euro vs the U.S. dollar. In the first quarter of 2022, U.S. foodservice channel net revenues declined but were more than offset by the increase in U.S. retail channel net revenues, resulting in a 4.0% increase in U.S. net revenues.
At April 2, 2022, our inventory balances increased 17.3% compared to the levels at December 31, 2021, primarily due to increases in finished goods and work-in-process inventories and to a lesser extent due to increases in raw materials and packaging inventory. The increase in finished goods inventory includes the effect of capitalized higher direct labor and production overhead costs.
In addition to the impact of COVID-19 on our business discussed below under “Impact of COVID-19 on Our Business,” our net revenues, gross profit, gross margin, earnings and cash flows may be adversely impacted in 2022 by the following:
•changes in our product mix including the launch of new products (especially Beyond Meat Jerky), which may carry lower margin profiles relative to existing products due in part to early cost of production inefficiencies;
•weak demand in the retail channel due to slower category growth and increased competitive activity;
•price reductions, primarily in the retail channel in Europe, intended to improve price competitiveness relative to competing products;
•increased unit cost of goods sold due to lower production volumes in response to weaker demand, which would adversely impact coverage of fixed production costs within our manufacturing facilities;
•increased unit cost of goods due to inflation, higher transportation, raw materials, energy, labor and supply chain costs;
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
The COVID-19 pandemic continues to impact the global economy. We have established a cross-functional task force that meets regularly and continually monitors and tracks relevant data, including guidance from local, national and international health agencies. This task force works closely with our senior leadership and is instrumental in making critical, timely decisions and is committed to continuing to communicate to our employees as more information is available to share. In response to COVID-19, we have taken, and continue to take measures to support the health and safety of our employees as well as the communities in which we operate.
It is challenging to estimate the extent of the adverse impact of the COVID-19 pandemic on our results of operations due to continued uncertainty regarding the duration, spread and intensity of the COVID-19 pandemic. While the ultimate health and economic impact of COVID-19 continues to be highly uncertain, our business operations and results of operations, including our net revenues, gross profit, gross margin, earnings and cash flows, may be adversely impacted in 2022, including as a result of:
•variability of demand in the foodservice channel due to the ongoing impact of COVID-19, including the resurgence of COVID-19 and the appearance of variants of the virus, despite the resumption of customer traffic in some foodservice establishments;
•potential disruption or closure of our facilities or those of our suppliers or co-manufacturers due to employee contraction of COVID-19;
•potential shortages in raw materials caused by the conflict in Ukraine, COVID-19 lockdowns in China or other factors;
•the timing and success of strategic QSR partnership launches and resumption of any expansion plans for our product lines for those QSR customers who are in trial or test phase;
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
Environmental, Social and Governance
As a disruptive leader in the food industry, we have established ourselves as a leading producer of plant-based meat products that deliver a reduced environmental footprint and mitigate the social and welfare issues inherent to the production and consumption of animal protein. In order to continue that work and position ourselves as a leader in the integration of environmental and social change, we have committed to developing a comprehensive ESG program. As part of the development of our ESG program, we have conducted a materiality analysis to determine which ESG issues are relevant to our business (“ESG Materiality Analysis”). The ESG Materiality Analysis was not designed to identify material issues for the purposes of financial reporting, or as defined by the securities laws of the United States. The environmental impacts of our products, climate change management, the safety and quality of the products we produce and how we manage our supply chain were all identified as highly relevant as a result of the ESG Materiality Analysis. We continue to work on leveraging the ESG Materiality Analysis to create comprehensive ESG goals that will assist us with our commitment to ensuring responsible and sustainable business practices within our organization.
Components of Our Results of Operations and Trends and Other Factors Affecting Our Business
Net Revenues
We generate net revenues primarily from sales of our products to our customers across mainstream grocery, mass merchandiser, club store, convenience store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools, mainly in the United States.

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
The following factors and trends in our business have driven net revenue growth over prior periods and are expected to be key drivers of our net revenue growth over time, subject to the duration, magnitude and effects of COVID-19 and other challenges as discussed above:
•increased penetration across our retail channel, including mainstream grocery, mass merchandiser, club store, convenience store, and natural retailer channels, and our foodservice channel, including increased desire by foodservice establishments, including large Full Service Restaurant and/or global QSR customers, to add plant-based products to their menus and to highlight these offerings;
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
•our continued innovation and product commercialization, including enhancing existing products and introducing new products, such as Beyond Meatballs, Beyond Breakfast Sausage Patties, Beyond Breakfast Sausage Links, the latest iteration of our Beyond Burger and the recent launches of Beyond Chicken Tenders and Beyond Meat Jerky, across our plant-based platforms that appeal to a broad range of consumers, specifically those who typically eat animal-based meat;
•enhanced marketing efforts as we continue to build our brand, amplify our value proposition around taste, health and sustainability, serve as a best-in-class partner to strategic and other QSR customers to support product development and category management, and drive consumer adoption of our products, including for example, our billboard campaign, food truck tours in selected cities, our first Reddit AMA, our presence on TikTok, our NBA Twitter campaign during the NBA finals, mobile pop-ups in select U.S. cities to give consumers an exclusive first taste of our latest innovative products ahead of in-store availability, increased social media and digital activity to build consumer awareness and excitement, shopper marketing programs to incentivize consumer trial, and a robust Spotify podcast campaign around the launch of the latest iteration of our Beyond Burger;
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
As we seek to continue to grow our net revenues, we face several challenges. The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any additional resurgences), impact of variants of the virus that causes COVID-19, the widespread distribution and public acceptance of the various COVID-19 vaccines and their efficacy against COVID-19 and variants of the virus, labor needs at the Company as well as in the supply chain and at customers, compliance with government or employer COVID-19 vaccine mandates and the resulting impact on available labor, and the level of social and economic restrictions imposed on the United States and abroad in an effort to curb the spread of the virus, and the impact on consumer behavior, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. For example, the impact of COVID-19 on any of our suppliers, co-manufacturers, distributors or transportation or logistics providers may negatively affect the price and availability of our ingredients and/or packaging materials and impact our supply chain. Labor shortages at retail and foodservice customers may impact our ability to launch new products or planned promotions, or may have other negative effects on customer demand. Additionally, if we are forced to scale back hours of production or close our production facilities or our Manhattan Beach Project Innovation Center in response to the pandemic, we expect our business, financial condition and results of operations would be materially adversely affected. In addition, our growth strategy to expand our operations internationally may be impeded. The uncertainty created by COVID-19 significantly increases the difficulty in forecasting operating results and strategic planning. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business, results of operations, financial condition or liquidity. However, the pandemic has had, and we expect may continue to have, a material adverse impact on our business, results of operations, financial condition and cash flows and may adversely impact the trading price of our common stock. Future events and effects related to the COVID-19 pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts.
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We anticipate that we will need to continue to offer more trade and promotion discounts to both our retail and foodservice customers, to drive increased consumer trial, in response to COVID-19 and in response to increased competition. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. At the end of each accounting period, we recognize a contra asset to “Accounts receivable” for estimated sales discounts that have been incurred but not paid which totaled $4.3 million and $3.6 million as of April 2, 2022 and December 31, 2021, respectively. We expect to face increasing competition across all channels, especially as additional plant-based protein product brands continue to enter the marketplace. In response, we anticipate providing heavier discounting and promotions on some of our products. Although these actions are intended to build brand awareness and increase consumer trials of our products, they have had and are likely to continue to have a negative impact on our net revenues, gross margins and profitability, impacting period-over-period results.
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
We intend to continue to increase our production capabilities at our in-house manufacturing facilities in Columbia, Missouri, Devault, Pennsylvania, the Netherlands and China, while expanding our co-manufacturing capacity and exploring additional production facilities domestically and abroad. As a result of expansion initiatives, we expect our cost of goods sold in absolute dollars to increase as a result of anticipated growth in our sales volume.
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
Margin improvement may, however, continue to be negatively impacted by our focus on investing heavily in our business, including launching new products with manufacturing that may initially be inefficient, establishing infrastructure in the U.S., EU and China, investing in personnel, partnerships and product pipeline, investing in our headquarters campus and commercialization center and expanding our Manhattan Beach Project Innovation Center, growing our customer base, volume deleveraging, aggressive pricing strategies and increased discounting, our product and customer mix, expanding into new geographies and markets, enhancing our production infrastructure, improving our innovation capabilities, enhancing our product offerings and increasing consumer engagement to apply increasing pressure on the three key levers of taste, health and cost that we believe are critical for mass adoption. Margin improvement may also be negatively impacted by the impact of inflation, increasing labor costs, materials costs and transportation costs.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, share-based compensation, scale-up expenses, and depreciation and amortization expense on research and development assets. We are beginning to incur research and development expenses associated with our new Commerce, California commercialization center. Design work is underway, with operations expected to commence before the end of 2022. Our research and development efforts are focused on enhancements to our product formulations and production processes in addition to the development of new products. We expect to continue to invest substantial amounts in research and development, as research and development and innovation are core elements of our business strategy, and we believe they represent a critical competitive advantage for us. We believe that we need to continue to rapidly innovate in order to continue to capture a larger market share of consumers who typically eat animal-based meats. Over time and subject to the duration, magnitude and effects of the COVID-19 pandemic and other factors impacting our business, we expect these expenses to increase in absolute dollars, but to decrease as a percentage of net revenues as we continue to scale production volume.
SG&A Expenses
SG&A expenses consist primarily of selling, marketing and administrative expenses, including personnel and related expenses, share-based compensation, outbound shipping and handling costs, non-manufacturing lease expense, depreciation and amortization expense on non-manufacturing assets, consulting fees and other non-production operating expenses. Marketing and selling expenses include advertising costs, share-based compensation awards to brand ambassadors, costs associated with consumer promotions, product samples and sales aids incurred to acquire new customers, retain existing customers and build our brand awareness. Administrative expenses include expenses related to management, accounting, legal, IT, and other office functions.
We expect SG&A expenses in absolute dollars to increase as we increase our domestic and international expansion efforts, expand our marketing efforts, and incur greater outbound shipping and handling costs.
As we continue to grow, including internationally, we expect to expand our sales and marketing force to address additional opportunities. Over time, our administrative expenses are generally expected to increase in absolute dollars with increased personnel to support various functions, including among others, operations and supply chain, accounting, finance, legal, IT and compliance-related functions, but to decrease as a percentage of net revenues.
Restructuring Expenses
In May 2017, management approved a plan to terminate an exclusive supply agreement with one of our co-manufacturers. For a discussion of these expenses see Note 3, Restructuring, and Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements, included elsewhere in this report.

Results of Operations
The following table sets forth selected items in our condensed consolidated statements of operations for the respective periods presented:

	Three Months Ended
(in thousands)	April 2, 2022	April 3, 2021
Net revenues	$109,455	$108,164
Cost of goods sold	109,265	75,456
Gross profit	190	32,708
Research and development expenses	19,678	15,925
Selling, general and administrative expenses	75,114	38,954
Restructuring expenses	3,026	2,474
Total operating expenses	97,818	57,353
Loss from operations	$(97,628)	$(24,645)
The following table presents selected items in our condensed consolidated statements of operations as a percentage of net revenues for the respective periods presented:

	Three Months Ended
	April 2, 2022	April 3, 2021
Net revenues	100.0%	100.0%
Cost of goods sold	99.8	69.8
Gross profit	0.2	30.2
Research and development expenses	18.0	14.7
Selling, general and administrative expenses	68.6	36.0
Restructuring expenses	2.8	2.3
Total operating expenses	89.4	53.0
Loss from operations	(89.2)%	(22.8)%
Three Months Ended April 2, 2022 Compared to Three Months Ended April 3, 2021 (unaudited)
Net Revenues
Net revenues increased by $1.3 million, or 1.2%, in the three months ended April 2, 2022, as compared to the prior-year period primarily due to an increase in volume sold, partially offset by lower net price per pound resulting from increased trade discounts, pricing reductions, and to a lesser extent, changes in product sales mix, and changes in foreign exchange rates. Growth in net revenues was primarily due to increased retail sales, as a result of contribution from new product introductions. The increase in retail net revenues was partially offset by a decline in foodservice net revenues.

The following table presents our net revenues by channel in the three months ended April 2, 2022 as compared to the prior-year period:

	Three Months Ended		Change
(in thousands)	April 2, 2022	April 3, 2021	Amount	%
U.S.:
Retail	$68,260	$63,826	$4,434	6.9%
Foodservice	15,493	16,742	(1,249)	(7.5)%
U.S. net revenues	83,753	80,568	3,185	4.0%
International:
Retail	16,137	17,199	(1,062)	(6.2)%
Foodservice	9,565	10,397	(832)	(8.0)%
International net revenues	25,702	27,596	(1,894)	(6.9)%
Net revenues	$109,455	$108,164	$1,291	1.2%
Net revenues from U.S. retail sales in the three months ended April 2, 2022 increased $4.4 million, or 6.9%, primarily due to the introduction of Beyond Meat Jerky in the first quarter of 2022, which contributed $10.7 million in net revenues, and the recently introduced chicken products including Beyond Chicken Tenders. Increases in sales of Beyond Breakfast Sausage and Beyond Meatballs also contributed to the increase in net revenues. These increases were partially offset by declines in sales primarily of Beyond Sausage and Beyond Beef.
Net revenues from U.S. foodservice sales in the three months ended April 2, 2022 decreased $1.2 million, or 7.5%, primarily due to decreases in sales of Beyond Breakfast Sausage, driven by the discontinuation of distribution at a certain customer, and decreases in sales of Beyond Beef Crumble, partially offset by increases in sales of Beyond Burger, Beyond Sausage and Beyond Beef, and from the recently introduced chicken products including Beyond Chicken Tenders. Our products were available at approximately 35,000 U.S. retail outlets and 39,000 U.S. foodservice outlets as of March 2022.
Net revenues from international retail sales in the three months ended April 2, 2022 decreased $1.1 million, or 6.2%, primarily due to decreases in sales of Beyond Burger and Beyond Beef Crumble, partially offset by increases in sales of Beyond Beef, Beyond Meatballs, Beyond Breakfast Sausage and Beyond Sausage, and from the recently introduced chicken products including Beyond Chicken Tenders. Our products were available at approximately 31,000 international retail outlets as of March 2022.
Net revenues from international foodservice sales in the three months ended April 2, 2022 decreased $0.8 million, or 8.0%, primarily due to decreases in sales of Beyond Beef Crumble and Beyond Beef, partially offset by increases in sales of Beyond Burger, Beyond Meatballs, Beyond Breakfast Sausage, Beyond Pork, and Beyond Sausage, and from the recently introduced chicken products including Beyond Chicken Tenders. Our products were available at approximately 30,000 international foodservice outlets as of March 2022.

The following table presents consolidated volume of our products sold in pounds for the periods presented:

	Three Months Ended		Change
(in thousands)	April 2, 2022	April 3, 2021	Amount	%
U.S.:
Retail	12,453	11,128	1,325	11.9%
Foodservice	2,752	2,882	(130)	(4.5)%
International:
Retail	3,530	2,959	571	19.3%
Foodservice	2,581	2,003	578	28.9%
Volume of products sold	21,316	18,972	2,344	12.4%
Cost of Goods Sold

	Three Months Ended		Change
(in thousands)	April 2, 2022	April 3, 2021	Amount	%
Cost of goods sold	$109,265	$75,456	$33,809	44.8%
Cost of goods sold increased by $33.8 million, or 44.8%, to $109.3 million, in the three months ended April 2, 2022 as compared to the prior-year period. Cost of goods sold in the three months ended April 2, 2022 increased to 99.8% from 69.8% of net revenues in the prior-year period. The increase in cost of goods sold was primarily due to the introduction of Beyond Meat Jerky in the three months ended April 2, 2022, which has a high initial cost due to its complex manufacturing process. In addition, higher manufacturing costs including depreciation, higher volume of products sold and higher logistics costs also contributed to the increase in cost of goods sold, partially offset by reduced direct materials costs and lower inventory reserves. Manufacturing costs associated with Beyond Meat Jerky are expected to significantly moderate beginning in the second half of 2022 with process optimization.
Gross Profit and Gross Margin

	Three Months Ended		Change
(in thousands)	April 2, 2022	April 3, 2021	Amount	%
Gross profit	$190	$32,708	$(32,518)	(99.4)%
Gross margin	0.2%	30.2%	(3,000) bps	N/A
Gross profit in the three months ended April 2, 2022 was $0.2 million as compared to gross profit of $32.7 million in the prior-year period, a decline of $32.5 million. Gross margin in the three months ended April 2, 2022 declined to 0.2% from 30.2% in the prior-year period. The three months ended April 2, 2022 included the launch of Beyond Meat Jerky, which reduced gross margin by an estimated 940 basis points compared to the year-ago period. In addition to the reduction in gross margin resulting from Beyond Meat Jerky, gross margin was also negatively impacted by reduced net revenue per pound due to increased trade discounts, changes in price and sales mix, increased manufacturing costs per pound including depreciation, and higher logistics costs, partially offset by decreased direct materials costs per pound and lower inventory reserves.
We include outbound shipping and handling costs within SG&A expenses. As a result, our gross profit and gross margin may not be comparable to other entities that present all shipping and handling costs as a component of cost of goods sold.

Research and Development Expenses

	Three Months Ended		Change
(in thousands)	April 2, 2022	April 3, 2021	Amount	%
Research and development expenses	$19,678	$15,925	$3,753	23.6%
Research and development expenses increased $3.8 million, or 23.6%, in the three months ended April 2, 2022, as compared to the prior-year period. Research and development expenses increased to 18.0% of net revenues in the three months ended April 2, 2022 from 14.7% of net revenues in the prior-year period primarily due to higher headcount and higher scale-up expenses compared to the prior-year period.
SG&A Expenses

	Three Months Ended		Change
(in thousands)	April 2, 2022	April 3, 2021	Amount	%
Selling, general and administrative expenses	$75,114	$38,954	$36,160	92.8%
SG&A expenses increased $36.2 million, or 92.8%, in the three months ended April 2, 2022 to 68.6% of net revenues in the three months ended April 2, 2022, from 36.0% of net revenues in the prior-year period. The increase in SG&A expenses was primarily due to $9.9 million increase in advertising costs, $8.1 million in higher salaries and related expenses resulting from higher headcount, $7.4 million in increased marketing costs, $2.7 million in higher outbound freight costs, $2.5 million in higher consulting fees, $2.3 million in product donations, $1.9 million in higher share-based compensation expense, and $0.9 million in higher postage and delivery charges, $0.7 million in higher travel-related costs, $0.6 million in higher general insurance costs, partially offset by $0.3 million in lower commissions and $0.3 million in lower legal fees.
Restructuring Expenses
As a result of the termination in May 2017 of an exclusive supply agreement with one of our co- manufacturers due to non-performance under the agreement, we recorded restructuring expenses of $3.0 million and $2.5 million in the three months ended April 2, 2022 and April 3, 2021, respectively. The restructuring expenses were primarily related to legal and other expenses associated with the dispute. As of April 2, 2022 and December 31, 2021, there were $1.3 million and $2.7 million, respectively, in accrued and unpaid restructuring expenses. We continue to incur legal fees and other costs in connection with our ongoing efforts to resolve this dispute. See Note 3, Restructuring, and Note 10, Commitments and Contingencies to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Loss from Operations
Loss from operations in the three months ended April 2, 2022 was $97.6 million compared to $24.6 million in the prior-year period. The increase in loss from operations in the three months ended April 2, 2022 was primarily driven by lower gross profit, higher advertising costs, higher marketing-related expenses, growth in overall headcount levels primarily to support increased innovation capabilities and international growth, increased production trial activities, higher share-based compensation expense and higher freight costs included in our selling expenses compared to the prior-year period.
Total Other Expense, net
Total other expense, net in the three months ended April 2, 2022 of $2.1 million consisted primarily of $1.0 million in interest expense. Total other expense, net in the three months ended April 3, 2021 of $2.2 million consisted of $1.0 million in costs associated with early extinguishment of our revolving credit facility, $0.6 million in interest expense on our bank debt including $0.3 million in amortization of debt issuance costs, and foreign currency transaction losses of $0.3 million.
Net Loss
Net loss was $100.5 million in the three months ended April 2, 2022, compared to $27.3 million in the prior-year period. Net loss during the three months ended April 2, 2022 was primarily due to lower gross profit and higher operating expenses discussed above compared to the prior-year period.
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

The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net loss, as reported (unaudited):

	Three Months Ended
(in thousands)	April 2, 2022	April 3, 2021
Net loss, as reported	$(100,458)	$(27,266)
Income tax expense	10	48
Interest expense	1,025	629
Depreciation and amortization expense	7,091	4,326
Restructuring expenses(1)	3,026	2,474
Share-based compensation expense	9,292	7,376
Other, net(2)	1,124	1,570
Adjusted EBITDA	$(78,890)	$(10,843)
Net loss as a % of net revenues	(91.8)%	(25.2)%
Adjusted EBITDA as a % of net revenues	(72.1)%	(10.0)%
____________

(1)	Primarily comprised of legal and other expenses associated with the dispute with a co-manufacturer with whom an exclusive supply agreement was terminated in May 2017.
(2)	Includes $1.0 million in loss on extinguishment of debt in the three months ended April 3, 2021.

Liquidity and Capital Resources
Convertible Senior Notes
For a discussion about the Notes, see Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Liquidity
Liquidity Outlook
In 2022, our cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and other risks detailed in Part I, Item 1A, “Risk Factors,” of our 2021 10-K and Part II, Item 1A, “Risk Factors” and “Note Regarding Forward-Looking Statements” included elsewhere in this report. The pandemic and hostilities in Eastern Europe have led to increased disruption and volatility in capital markets and credit markets generally which could adversely affect our liquidity and capital resources in the future. However, based on our current business plan, we believe that our existing cash balances will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. In the future, we may raise funds by issuing debt or equity securities. Our cash requirements under our significant contractual obligations and commitments are listed below in the section titled “Contractual Obligations and Commitments.” Our future capital requirements may vary materially from those currently planned and will depend on many factors, including the impact of the COVID-19 pandemic; the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; our investment in and build out of our campus headquarters and expanding our Manhattan Beach Project Innovation Center; the expenses associated with our marketing initiatives; our investment in manufacturing and facilities to expand our manufacturing and production capacity; the costs required to fund domestic and international growth; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us, including the costs associated with our current litigation with a former co-manufacturer; the expenses needed to attract and retain skilled personnel; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
Sources of Liquidity
Our primary cash needs are for operating expenses, working capital and capital expenditures to support the planned growth in our business. Prior to our IPO, we financed our operations through private sales of equity securities and through sales of our products. Since our inception and through our IPO, we raised a total of $199.5 million from the sale of convertible preferred stock, including through sales of convertible notes which were converted into preferred stock, net of costs associated with such financings. In connection with our IPO, we sold an aggregate of 11,068,750 shares of our common stock at a public offering price of $25.00 per share and received approximately $252.4 million in net proceeds. In connection with our Secondary Offering, we sold 250,000 shares of our common stock at a public offering price of $160.00 per share and received approximately $37.4 million in net proceeds. In March 2021, we issued $1.2 billion in aggregate principal amount of Notes as discussed above. As of April 2, 2022, we had $547.9 million in cash and cash equivalents.
Cash Flows
In the three months ended April 2, 2022, approximately $64.6 million in aggregate expenditures to purchase inventory and property, plant and equipment and approximately $121.8 million in net cash outflows from other operating, investing and financing activities were funded with our existing cash balance.
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated.

	Three Months Ended
(in thousands)	April 2, 2022	April 3, 2021
Cash (used in) provided by:
Operating activities	$(165,210)	$(30,657)
Investing activities	$(21,499)	$(23,381)
Financing activities	$331	$1,019,913
Net Cash Used in Operating Activities
In the three months ended April 2, 2022, we incurred a net loss of $100.5 million which was the primary reason for net cash used in operating activities of $165.2 million. Net cash outflows from changes in our operating assets and liabilities was $84.2 million, primarily due to the increase in finished goods inventory, prepaid lease costs related to our campus headquarters and innovation facility and accounts receivable. The cash outflows were partially offset by the increase in accrued expenses and other current liabilities. Net loss in the three months ended April 2, 2022 included $19.5 million in non-cash expenses primarily comprised of share-based compensation expense and depreciation and amortization expense.
In the three months ended April 3, 2021, we incurred a net loss of $27.3 million which was the primary reason for net cash used in operating activities of $30.7 million. Net cash outflows from changes in our operating assets and liabilities was $17.6 million, primarily due to the increase in finished goods inventory. The cash outflows from the increase in inventory was partially offset by the increase in accrued expenses and other current liabilities. Net loss in the three months ended April 3, 2021 included $14.2 million in non-cash expenses primarily comprised of share-based compensation expense and depreciation and amortization expense.
Depreciation and amortization expense was $7.1 million and $4.3 million in the three months ended April 2, 2022 and April 3, 2021, respectively.

Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our growth and investment in property, plant and equipment.
In the three months ended April 2, 2022, net cash used in investing activities was $21.5 million and consisted of cash outflows for purchases of property, plant and equipment, primarily driven by continued investments in production equipment and facilities related to our capacity expansion initiatives and international expansion.
In the three months ended April 3, 2021, net cash used in investing activities was $23.4 million and consisted of $23.4 million in cash outflows for purchases of property, plant and equipment, primarily driven by growth in capital production equipment purchases related to our capacity expansion initiatives and international expansion.
Net Cash Provided by Financing Activities
In the three months ended April 2, 2022, net cash provided by financing activities was $0.3 million primarily from the $0.8 million in proceeds from stock option exercises, partially offset by $0.4 million in payments of minimum withholding taxes on net share settlement of equity awards, and payments under finance lease obligations.
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
Contractual Obligations and Commitments
There have been no significant changes during the three months ended April 2, 2022 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the 2021 10-K, other than the following:
Investment in the Planet Partnership
On January 25, 2021, we entered into TPP, a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. We believe TPP will allow us to reach more consumers by entering new product categories and distribution channels, increasing accessibility to plant-based protein around the world. We recognized our share of the net losses in TPP in the amount of $0.7 million and $0.4 million for the three months ended April 2, 2022 and April 3, 2021, respectively.
Purchase Commitments
As of April 2, 2022, we had committed to purchase pea protein inventory totaling $34.6 million in 2022. In addition, as of April 2, 2022, we had approximately $57.1 million in purchase order commitments for capital expenditures primarily to purchase machinery and equipment. Payments for these purchases will be due within twelve months.
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
There have been no material changes in our critical accounting policies during the three months ended April 2, 2022, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2021 10-K other than as described in Note 2, Summary of Significant Accounting Policies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
On March 2, 2021, we terminated the Credit Agreement. In the three months ended April 2, 2022 and April 3, 2021, we incurred $0 and $0.3 million, respectively, in interest expense related to our bank credit facilities. Upon termination of the revolving credit facility, unamortized debt issuance costs of $1.0 million associated with the revolving credit facility were written off as “Loss on extinguishment of debt,” which is included in “Other, net” in our condensed consolidated statement of operations for the three months ended April 3, 2021.There was no similar transaction in the three months ended April 2, 2022.
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
Ingredient Risk
As of April 2, 2022, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $0.8 million, or a decrease of approximately $0.8 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials. As of April 2, 2022, we had a multi-year sales agreement with Roquette for the supply of pea protein which expires in December 2022. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Foreign Currency Risk
Unrealized translation losses, net of tax, reported as cumulative translation adjustments through “Other comprehensive loss” were $0.7 million and $1.3 million in the three months ended April 2, 2022 and April 3, 2021, respectively. Foreign currency transaction losses included in “Other, net” were $1.1 million and $0.3 million during the three months ended April 2, 2022 and April 3, 2021, respectively. Sensitivity to foreign currency exchange rates was not material as of April 2, 2022 and December 31, 2021.
Inflation Risk
Although we have seen inflation in certain raw materials, and in the cost of logistics and labor, we do not believe that inflation has had a material effect on our business, results of operations, or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our 2021 10-K, as updated and supplemented below and in our subsequent filings. These risks could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or future results.
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
Impact of COVID-19 on our foodservice channel
COVID-19 has impacted business operations and customer and consumer demand in our foodservice channel as restaurants and other foodservice locations have been required to temporarily close or restrict indoor dining to limit the spread of COVID-19 or because of labor shortages. Although certain of these restrictions were lifted pursuant to multi-step reopening plans and exceptions to allow for carry-out and delivery have enabled certain of our customers to continue to generate business, we experienced a significant deterioration in sales to foodservice customers in 2020. For the year ended December 31, 2021, foodservice channel net revenues were $139.9 million compared to $106.2 million in the prior year. For the first quarter of 2022, foodservice channel net revenues were $25.1 million compared to $27.1 million in the prior-year period, a 8% decline. Our foodservice channel net revenues showed recovery in the year ended December 31, 2021 from the severely depressed levels seen in the prior-year period, however foodservice channel net revenues for the first quarter of 2022 declined from the same period in the prior year. There is continued uncertainty related to the COVID-19 infection rates, as well as the reimplementation of safety measures in certain jurisdictions, and potential impact on customer demand levels. We expect to also continue to be impacted by decreased customer and consumer demand as a result of event cancellations and social distancing, government-imposed restrictions on public gatherings and businesses, and temporary restaurant and retail store closures and operating restrictions. Closures or scaled back operations have also resulted in delays in tests or launches of our products among our foodservice customers.
Impact of COVID-19 on our retail channel
While we initially experienced an increase in retail demand during the second quarter of 2020 as consumers shifted toward more at-home consumption as a result of the pandemic, the level of retail demand meaningfully slowed during the third and fourth quarters of 2020 and continued into 2021. For example, for the second quarter ended July 3, 2021, we generated retail channel net revenues of $105.7 million, compared to $73.8 million in the third quarter ended October 2, 2021, and $64.3 million in the fourth quarter ended December 31, 2021. For the first quarter of 2022, retail channel net revenues were $84.4 million compared to $81.0 million in the prior-year period, a 4% increase. The continuing impact of COVID-19 remains highly uncertain. It is, therefore, difficult to predict retail demand levels going forward, including as a result of foodservice establishments opening and potentially offsetting retail demand. Additionally, we could suffer product inventory losses or markdowns and lost revenue in the event of the loss or a shutdown of a major supplier, co-manufacturer or distributor, disruption of our distribution network, or decreased consumer confidence and spending, including because of labor shortages. We also have been providing heavier discounting on some of our products in response to COVID-19 and increased competition. Although these actions are intended to build brand awareness and increase consumer trials of our products, they have and are likely to continue to have a negative impact on our net revenues, gross profit, gross margin and profitability, impacting period-over-period results.
Impact of COVID-19 on our suppliers, co-manufacturers and distributors
We source ingredients from multiple suppliers around the world. Currently, the principal ingredient in most of our products is pea protein. In 2020, we scaled back our production in response to COVID-19 and to reduce our existing finished goods and work in process inventory levels, and saw an increase in our pea protein stocks. However, in light of the expected shelf life of our pea protein raw materials, we do not believe there is a risk of inventory obsolescence of these raw materials at this time. The impact of COVID-19 on any of our suppliers, co-manufacturers, distributors or transportation or logistics providers, including government-mandated lockdowns, problems with their respective businesses, finances, labor matters (including illness or absenteeism in workforce, or effects of government or employer vaccine mandates), ability to import raw materials, product quality issues, costs, production, insurance and reputation, may negatively affect the price and availability of our ingredients and/or packaging materials and impact our supply chain. In addition, if the disruptions caused by COVID-19 continue or there are additional resurgences of COVID-19 and the appearance of more virulent variants of the virus that causes COVID-19, our ability to meet the demands of our customers may be materially impacted.
Impact of COVID-19 on our manufacturing operations and workforce
We have implemented and continue to practice a series of hygienic measures at our manufacturing and other facilities. If we are forced to scale back hours of production or close these facilities in response to the pandemic, we expect our business, results of operations, financial condition and cash flows would be materially adversely affected. Beginning in October 2021, we began requiring headquarters-based employees to return to working in the office. In the event that an employee tests positive for COVID-19, we may have to temporarily close one or more of our facilities for cleaning and/or quarantine one or more employees, which could negatively impact our operations and financial results. We have incurred and may be required to continue to incur for an indeterminable period, increased costs related to sanitizing the work environment and overall increased safety measures. The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control.
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
The global economy can be negatively impacted by a variety of factors such as the spread or fear of spread of contagious diseases (such as COVID-19) in locations where our products are sold, man-made or natural disasters, severe weather, actual or threatened hostilities or war, terrorist activity, political unrest, civil strife and other geopolitical uncertainty. Such adverse and uncertain economic conditions may impact distributor, retailer, foodservice and consumer demand for our products. Furthermore, in connection with the recent hostilities between Russia and Ukraine, governments in the U.S., U.K. and the EU have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. The uncertainty resulting from the military conflict in Europe may give rise to increases in costs of goods and services, scarcity of certain ingredients, increased trade barriers or restrictions on global trade and may increase volatility in financial markets, which may make it more difficult for us to raise additional capital. Further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which could adversely affect our business and/or our supply chain, our international subsidiaries, business partners or customers in the broader region, including potential destabilizing effects that such conflicts may pose for the European continent or the global oil and natural gas markets. In addition, our ability to manage normal commercial relationships with our suppliers, co-manufacturers, distributors, retailers, foodservice customers, consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns as a result of various factors, including job losses, inflation, higher taxes, reduced access to credit, change in federal economic policy and recent international trade disputes. In particular, consumers may reduce the amount of plant-based food products that they purchase where there are conventional animal-based protein offerings, which generally have lower retail prices. In addition, consumers may choose to purchase private label products rather than branded products because they are generally less expensive. A decrease in consumer discretionary spending may also result in consumers reducing the frequency and amount spent on food prepared away from home. Distributors, retailers and foodservice customers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailer and foodservice customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. Decreases in demand for our products without a corresponding decrease in costs would put downward pressure on margins and would negatively impact our financial results. Prolonged unfavorable economic conditions or uncertainty may have an adverse effect on our sales and profitability and may result in consumers making long-lasting changes to their discretionary spending behavior on a more permanent basis.
Inflationary price pressures of raw materials, labor, transportation, fuel or other inputs used by us and our suppliers, including the effects of rising interest rates, could negatively impact our business and results of operations.
Increases in the price of raw materials, labor, wages, energy or other inputs that we or our suppliers use in manufacturing and supplying products, along with logistics, transportation, shipping, fuel and other related costs, has led to higher production and shipping costs for our products. Any increase in the cost of inputs to our production could lead to higher costs for our products in our foodservice and retail channels and could negatively impact our operating results and future profitability. General inflation, including rising energy prices, interest rates and wages, currency volatility and monetary, fiscal and policy interventions by national or regional governments in reaction to such events could have negative impacts on our business by increasing our operating costs and our borrowing costs as well as decreasing the capital available for our customers to purchase our products. The impact of inflation could also reduce consumer confidence and decrease consumer discretionary spending, including spending to purchase our products, and negatively affect trends in consumer purchasing patterns due to changes in consumers’ disposable income, credit availability and debt levels.
Our business and reputation could be negatively impacted by the increased scrutiny from our stakeholders and institutional investors on ESG practices.
There is an increased focus from stockholders, institutional investors and the SEC on corporate ESG practices, including climate change and related ESG disclosure requirements. Certain stockholders use third-party benchmarks or scores to measure a company’s ESG practices and decide whether to invest in their common stock or engage with them to require changes to their practices. In addition, certain influential institutional investors are also increasing their focus on ESG practices and are placing importance on the implications and social cost of their investments. Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope and complexity of matters that we are required to control, assess and report. If our ESG practices do not meet the standards set by these stockholders, they may choose not to invest in our common stock or if our peer companies outperform us in their ESG initiatives, potential or current investors may elect to invest with our competitors instead. If we do not comply with investor or stockholder expectations and standards in connection with our ESG initiatives, are perceived to have not responded appropriately to address ESG issues within our company, or fail to adapt to or comply with all laws, regulations, policies and related interpretations, our business and reputation could be negatively impacted and our share price could be materially and adversely affected.
The Company is subject to accounting estimate risks.
The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires management to make significant estimates that affect the financial statements. Estimates are made at specific points in time and based on facts, historical experience and various other factors believed to be reasonable under the circumstances at such time. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of our operations and cash flows.

Risks Related to Our Intellectual Property, Information Technology, Cybersecurity and Privacy
A cybersecurity incident, other technology disruptions or failure to comply with laws and regulations relating to privacy and the protection of data relating to individuals could negatively impact our business, our reputation and our relationships with customers.
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
In addition, we are subject to laws, rules and regulations in the United States, the European Union and other jurisdictions relating to the collection, use and security of personal information and data. Such data privacy laws, regulations and other obligations may require us to change our business practices and may negatively impact our ability to expand our business and pursue business opportunities. We may incur significant expenses to comply with the laws, regulations and other obligations that apply to us. Additionally, the privacy and data protection-related laws, rules and regulations applicable to us are subject to significant change. Several jurisdictions have passed new laws and regulations in this area, and other jurisdictions are considering imposing additional restrictions. For example, our operations are subject to the European Union’s General Data Protection Regulation, which imposes data privacy and security requirements on companies doing business in the European Union, including substantial penalties for non-compliance. The California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020, imposes similar requirements on companies handling data of California residents and creates a new and potentially severe statutory damages framework for (i) violations of the CCPA and (ii) businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The California Privacy Rights Act, which was approved by California voters in November 2020, will significantly modify the CCPA, including by expanding consumer’s rights in their personal information and creating a new governmental agency to interpret and enforce the statute, and goes into effect and fully supersedes the CCPA on January 1, 2023. Additionally, in August 2021, the National People’s Congress of the People's Republic of China adopted the Personal Information Protection Law, which became effective on November 1, 2021 and provides a comprehensive system for the protection of personal information in China. Privacy and data protection-related laws and regulations also may be interpreted and enforced inconsistently over time and from jurisdiction to jurisdiction. Any actual or perceived inability to comply with applicable privacy or data protection laws, regulations, or other obligations could result in significant cost and liability, litigation or governmental investigations, damage our reputation, and adversely affect our business.

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
As of April 2, 2022, we had cash and cash equivalents of $547.9 million. Our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, the capital markets may experience extreme volatility and disruption, including rising interest rates and higher borrowing costs, which could make it more difficult for us to raise capital. If we cannot access the capital markets upon favorable terms or at all, it may impact our ability to achieve our goals.
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

Risks Related to the Environment, Climate and Weather
A major earthquake, tsunami, tornado, flood, drought or other natural disaster or severe weather event could seriously disrupt our entire business.
We have offices, co-manufacturing and manufacturing facilities located in the United States and internationally. The impact of a major earthquake, tsunami, tornado, flood, drought or other natural disaster or severe weather event at any of our facilities and overall operations is difficult to predict, but such a natural disaster or severe weather event could seriously disrupt our entire business and lead to substantial losses.
Climate change may negatively affect our business and operations.
There is concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Adverse climate conditions, weather patterns and the impact of such conditions and patterns such as drought, flood, wildfires, mudslides and rising ambient temperatures adversely impact product cultivation conditions for farmers and agricultural productivity, including by disrupting ecosystems and severely altering the growing conditions, nutrient levels, soil moisture and water availability necessary for the growth and cultivation of crops, which would adversely affect the product quality, availability or cost of certain commodities that are necessary for our products, such as yellow peas, mung beans, sunflowers, rice, faba bean, canola oil and coconut oil. Many of our operations exist in water-stressed regions and water is a key ingredient in our products. Due to climate change, we may also be subjected to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our manufacturing and distribution operations.
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
This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, labeling and safety of food. Under this program, the FDA requires that facilities that manufacture food products comply with a range of requirements, including hazard analysis and preventive controls regulations, current good manufacturing practices (“cGMPs”), and supplier verification requirements. Comparable regulations apply in foreign jurisdictions such as the European Union, the United Kingdom and China. Our processing and manufacturing facilities, including those of our co-manufacturers, are subject to periodic inspection by foreign, federal, state and local authorities. We do not control the manufacturing processes of, and rely upon, our co-manufacturers for compliance with cGMPs for the manufacturing of our products by our co-manufacturers. If we or our co-manufacturers cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the FDA or other non-U.S. regulators, we or they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, could result in our inability to manufacture our products or our co-manufacturers’ inability to continue manufacturing for us, or could result in a recall of our product that has already been distributed. In addition, we rely upon our co-manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable state, local or foreign regulatory authority determines that we or these co-manufacturers have not complied with the applicable regulatory requirements, our business may be materially impacted.
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
We are subject to extensive regulations internationally where we manufacture, distribute and/or sell our products. Our products are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, composition and ingredients, storing, labeling, marketing, advertising and distribution of these products. For example, in early 2018, we received an inquiry from Canadian officials about the labeling and composition of products that we export to Canada. We responded promptly to that inquiry, identifying minor formulation changes that we made under Canadian regulations. If regulators determine that the labeling, advertising and/or composition of any of our products is not in compliance with foreign law or regulations, or if we or our co-manufacturers otherwise fail to comply with applicable laws and regulations in foreign jurisdictions where we operate and market products, we could be subject to civil remedies or penalties, such as fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of the products, or refusals to permit the import or export of products, as well as potential criminal sanctions. In places like Mainland China government inquiries into product labeling and advertising can be prompted by random inspections of our product on the market by local government authorities or complaints by consumers or competitors to the authorities. The consequences of a labeling or advertising violation in China can lead not only to fines from administrative authorities but also to multiple individual consumer lawsuits for nominal damages in the hundreds of dollars each, which can be costly to defend. In addition, enforcement of existing laws and regulations, changes in legal requirements and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. For example, China has recently introduced new regulations on food manufacturing and it may introduce new Food Labeling Supervision Measures that could increase restrictions and require changes to our labels. In addition, with our expanding international operations, we could be adversely affected by violations of the FCPA, and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials or other third parties for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees, contractors or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, cash flows and financial condition.
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
The FDA and the USDA, state regulators or similar foreign regulatory authorities, such as Health Canada or the CFIA, or authorities of the U.K., the EU or the EU member states, or China, including the State Administration for Market Regulation and its local counterpart agencies, could take action to impact our ability to use the term “meat” or similar words (such as “beef,” “burger” or “sausage,” including the Beyond Meat logo of the Caped Longhorn superhero) to describe or advertise our products. In addition, a food may be deemed misbranded if its labeling is false or misleading in any particular way, and the FDA, CFIA, EU member state authorities or other regulators could interpret the use of the term “meat” or any similar phrase(s) to describe our plant-based protein products as false or misleading or likely to create an erroneous impression regarding their composition.
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
In Europe, the Agriculture Committee of the European Parliament proposed in May 2019 to reserve the use of “meat” and meat-related terms and names for products that are manufactured from the edible parts of animals. In October 2020, the European Parliament rejected the adoption of this provision. In the absence of European Union legislation, Member States remain free to establish national restrictions on meat-related names. In June 2020, France adopted a prohibition on using names to indicate foodstuffs of animal origin to describe, market, or promote foodstuffs containing vegetable proteins. In October 2021, France published a draft implementing decree, to define, for example, the sanctions in case of non-compliance. The Decree was due to enter into force in April 2022, but has not yet been adopted. There is a risk that this new law will require labeling of products of non-French origin. We do not believe that the new French decree complies with the laws of the European Union (EU), in particular the principle of free movement of goods. In November 2021, Beyond Meat co-signed a letter from the European Alliance of Plant-Based Foods protesting this law. Should EU Member State regulatory authorities take action with respect to the use of the term “meat” or similar claims, such that we are unable to use those terms with respect to our plant-based products, we could be subject to enforcement action or recall of our products marketed with these terms, we may be required to modify our marketing strategy, or required to identify our products as “imitation” in our product labels, and our business, prospects, results of operations or financial condition could be adversely affected. In October 2021, the Turkish authorities challenged the use of the Caped Longhorn superhero logo, as well as the name “Beyond Meat,” alleging that the consumer is misled as to the characteristics of our products. The local distributor has made a submission that this is an unlawful restriction under the EU-Turkey Free Trade Agreement. In December 2021, the Turkish authorities rejected this submission, and held that references to “plant-based” in combination with “meat” would mislead the consumer. Following this outcome, we have decided to suspend sales in Turkey until market conditions become more favorable. Separately, litigation by competitors against us is a possibility which has materialized in France. In October 2020, Interbev, a French trade association for the cattle industry sent a cease-and-desist letter to one of our contract manufacturers alleging that the use of “meat” and meat-related terms is misleading the French consumer. Despite our best efforts to reach a settlement, including a formal settlement proposal from the Company in March 2021, the association no longer responded. Instead, on March 13, 2022, the Company was served a summons from Interbev to appear before the Commercial Court of Paris. The summons alleges that the Company misleads the French consumer with references to e.g. "plant based meat", "plant based burger" and related descriptive names, and alleges that the Company is denigrating meat and meat products. The relief sought by Interbev includes (i) changing the presentation of Beyond Meat products to avoid any potential confusion with meat products, (ii) publication of the judgment of the court in the media, and (iii) damages of EUR 200,000. The Company strongly denies these claims and will defend its position with the utmost vigor. The litigation is expected to take at least 18 months in first instance, and if the Court rules against the company, it could disrupt our ability to market in France. Should the case be referred to the Court of Justice of the European Union, this case may have repercussions for the entire plant-based protein industry, in all member states of the European Union.
Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.
From time to time, we may be party to various claims and litigation proceedings. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates. For information regarding pending legal proceedings, please see Part II, Item I, “Legal Proceedings” and Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	10-Q	6/12/2019	3.1
3.2	Amended and Restated Bylaws.	10-Q	6/12/2019	3.2
4.1	Form of Common Stock Certificate.	S-1/A	3/27/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated as of October 5, 2018, by and among the Registrant and the other parties thereto.	S-1	11/16/2018	4.2
4.3	Description of Registrant’s Securities.	10-K	3/19/2020	4.3
4.4	Indenture, dated as of March 5, 2021, between Beyond Meat, Inc. and U.S. Bank National Association, as trustee.	8-K	3/05/2021	4.1
4.5	Form of certificate representing 0% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.1 to the Form 8-K filed on March 5, 2021).	8-K	3/05/2021	4.1
10.1
Fourth Lease Amendment dated as of March 9, 2022 to Lease dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire LeMone Revocable Trust dated February 6, 2004 and Registrant.
					X
10.2
Second Amendment dated as of January 27, 2022 to Standard Industrial/Commercial Single-Tenant Lease, dated as of January 18, 2017, as amended, by and between Smoky Hollow Industries, LLC and Registrant.
					X
10.3+	Third Amendment dated as of March 28, 2022 to Standard Industrial/Commercial Single-Tenant Lease, dated as of January 18, 2017, as amended, by and between Smoky Hollow Industries, LLC and Registrant.				X
10.4*+	Consulting Agreement dated April 1, 2022 by and between Beyond Meat, Inc. and Gary Schultz.				X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

BEYOND MEAT, INC.

Date:	May 12, 2022	By:	/s/ Ethan Brown
Ethan Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2022	By:	/s/ Philip E. Hardin
Philip E. Hardin
Chief Financial Officer, Treasurer
(Principal Financial Officer)