Form 10-Q
period 2022-07-02
BEYOND MEAT, INC.
filed 2022-08-11
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                Yes  ☐   No  ☒
As of August 10, 2022, the registrant had 63,667,728 shares of common stock, $0.0001 par value per share, outstanding.

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
•a resurgence of COVID-19 and the impact of variants of the virus that causes COVID-19, which could slow, halt or reverse the reopening process, or result in the reinstatement of social distancing measures, business closures, restrictions on operations, quarantines, lockdowns and travel bans;
•the impact of inflation and rising interest rates across the economy, including higher food, grocery, raw materials, transportation, energy, labor and fuel costs;
•reduced consumer confidence and consumer spending, including spending to purchase our products, and negative trends in consumer purchasing patterns due to consumers’ disposable income, credit availability, debt levels and inflation;
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
•foreign exchange rate fluctuations;
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
•our ability to effectively expand or optimize our manufacturing and production capacity, including effectively managing capacity for specific products with shifts in demand;
•risks associated with underutilization of capacity which could give rise to increased costs, underutilization fees and termination fees to exit certain supply chain arrangements and/or the write-off of certain equipment;
•our inability to sell our inventory in a timely manner requiring us to sell our products through liquidation channels at lower prices, write-down or write-off obsolete inventory, or increase inventory reserves;
•our ability to accurately forecast our future results of operations, including fluctuations in demand for our products and increased competition;
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
•the effects of organizational changes including a reduction-in-force and realignment of reporting structures;
•risks related to use of a professional employer organization to administer human resources, payroll and employee benefits functions for certain of our international employees, and use of certain third- party service providers for the performance of several business operations including payroll and human capital management services;
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
•the sufficiency of our cash and cash equivalents to meet our liquidity needs, and service our indebtedness and our ability to access capital markets upon favorable terms, including due to rising interest rates and market volatility;
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
This report also contains estimates and other statistical data obtained from independent parties and by us relating to market size and growth and other data about our industry and ultimate consumers. The number of retail and foodservice outlets are derived from data through June 2022. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates and data.
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

v

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	July 2, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$454,674	$733,294
Accounts receivable, net	77,154	43,806
Inventory	254,653	241,870
Prepaid expenses and other current assets	33,029	33,078
Total current assets	$819,510	$1,052,048
Property, plant, and equipment, net	258,075	226,489
Operating lease right-of-use assets	25,464	26,815
Prepaid lease costs, non-current	102,839	59,188
Other non-current assets, net	6,301	6,836
Investment in unconsolidated joint venture	5,920	8,023
Total assets	$1,218,109	$1,379,399
Liabilities and Stockholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$74,430	$69,040
Wages payable	2,984	155
Accrued bonus	4,333	128
Current portion of operating lease liabilities	4,595	4,458
Accrued expenses and other current liabilities	22,975	20,226
Short-term finance lease liabilities	210	182
Total current liabilities	$109,527	$94,189
Long-term liabilities:
Convertible senior notes, net	$1,131,641	$1,129,674
Operating lease liabilities, net of current portion	21,143	22,599
Finance lease obligations and other long-term liabilities	3,739	442
Total long-term liabilities	$1,156,523	$1,152,715
Commitments and Contingencies (Note 10)
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	July 2, 2022	December 31, 2021
Stockholders’ (deficit) equity:
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	$—	$—
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 63,643,369 and 63,400,899 shares issued and outstanding at July 2, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	530,152	510,014
Accumulated deficit	(574,564)	(376,972)
Accumulated other comprehensive loss	(3,535)	(553)
Total stockholders’ (deficit) equity	$(47,941)	$132,495
Total liabilities and stockholders’ (deficit) equity	$1,218,109	$1,379,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net revenues	$147,040	$149,426	$256,495	$257,590
Cost of goods sold	153,202	102,074	262,467	177,530
Gross (loss) profit	(6,162)	47,352	(5,972)	80,060
Research and development expenses	16,202	13,823	35,880	29,748
Selling, general and administrative expenses	63,015	48,286	138,129	87,240
Restructuring expenses	4,302	3,844	7,328	6,318
Total operating expenses	83,519	65,953	181,337	123,306
Loss from operations	(89,681)	(18,601)	(187,309)	(43,246)
Other (expense) income, net
Interest expense	(1,108)	(1,022)	(2,133)	(1,651)
Other, net	(4,902)	180	(6,026)	(1,390)
Total other expense, net	(6,010)	(842)	(8,159)	(3,041)
Loss before taxes	(95,691)	(19,443)	(195,468)	(46,287)
Income tax expense	11	2	21	50
Equity in losses of unconsolidated joint venture	1,432	207	2,103	581
Net loss	$(97,134)	$(19,652)	$(197,592)	$(46,918)
Net loss per share available to common stockholders—basic and diluted	$(1.53)	$(0.31)	$(3.11)	$(0.74)
Weighted average common shares outstanding—basic and diluted	63,573,658	63,121,400	63,519,444	63,029,597
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net loss	$(97,134)	$(19,652)	$(197,592)	$(46,918)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) income, net of tax	(2,259)	560	(2,982)	(698)
Comprehensive loss, net of tax	$(99,393)	$(19,092)	$(200,574)	$(47,616)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2020	62,820,351	$6	$560,210	$(194,867)	$1,748	$367,097
Net loss	—	—	—	(27,266)	—	(27,266)
Issuance of common stock under equity incentive plans, net	188,183	—	2,048	—	—	2,048
Purchase of capped calls related to convertible senior notes	—	—	(83,950)	—	—	(83,950)
Share-based compensation for equity classified awards	—	—	7,376	—	—	7,376
Foreign currency translation adjustment	—	—	—	—	(1,258)	(1,258)
Balance at April 3, 2021	63,008,534	$6	$485,684	$(222,133)	$490	$264,047
Net loss	—	—	—	(19,652)	—	(19,652)
Issuance of common stock under equity incentive plans, net	234,964	—	2,663	—	—	2,663
Share-based compensation for equity classified awards	—	—	7,863	—	—	7,863
Foreign currency translation adjustment	—	—	—	—	560	560
Balance at July 3, 2021	63,243,498	$6	$496,210	$(241,785)	$1,050	$255,481

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2021	63,400,899	$6	$510,014	$(376,972)	$(553)	$132,495
Net loss	—	—	—	(100,458)	—	(100,458)
Issuance of common stock under equity incentive plans, net	124,500	—	375	—	—	375
Share-based compensation for equity classified awards	—	—	9,292	—	—	9,292
Foreign currency translation adjustment	—	—	—	—	(723)	(723)
Balance at April 2, 2022	63,525,399	$6	$519,681	$(477,430)	$(1,276)	$40,981
Net loss	—	—	—	(97,134)	—	(97,134)
Issuance of common stock under equity incentive plans, net	117,970	—	165	—	—	165
Share-based compensation for equity classified awards	—	—	10,306	—	—	10,306
Foreign currency translation adjustment	—	—	—	—	(2,259)	(2,259)
Balance at July 2, 2022	63,643,369	$6	$530,152	$(574,564)	$(3,535)	$(47,941)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Six Months Ended
	July 2, 2022	July 3, 2021
Cash flows from operating activities:
Net loss	$(197,592)	$(46,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,820	9,207
Non-cash lease expense	2,091	1,580
Share-based compensation expense	19,598	15,239
Loss on sale of fixed assets	400	111
Amortization of debt issuance costs	1,967	1,352
Loss on extinguishment of debt	—	1,037
Equity in losses of unconsolidated joint venture	2,103	581
Unrealized losses on foreign currency transactions	7,076	—
Net change in operating assets and liabilities:
Accounts receivable	(30,158)	(27,713)
Inventories	(17,036)	(44,741)
Prepaid expenses and other assets	(992)	(9,943)
Accounts payable	(206)	(2,197)
Accrued expenses and other current liabilities	7,949	10,157
Prepaid lease costs, non-current	(43,651)	(26,578)
Operating lease liabilities	(2,059)	(1,619)
Net cash used in operating activities	$(235,690)	$(120,445)
Cash flows from investing activities:
Purchases of property, plant and equipment	$(41,965)	$(51,420)
Payment of security deposits	(23)	(145)
Net cash used in investing activities	$(41,988)	$(51,565)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	$—	$1,150,000
Purchase of capped calls related to convertible senior notes	—	(83,950)
Debt issuance costs	—	(23,605)
Repayment of revolving credit facility	—	(25,000)
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Six Months Ended
	July 2, 2022	July 3, 2021
Principal payments under finance lease obligations	(43)	(83)
Proceeds from exercise of stock options	1,309	6,499
Payments of minimum withholding taxes on net share settlement of equity awards	(769)	(1,787)
Net cash provided by financing activities	$497	$1,022,074
Net (decrease) increase in cash and cash equivalents	$(277,181)	$850,064
Effect of exchange rate changes on cash	(1,439)	146
Cash and cash equivalents at the beginning of the period	733,294	159,127
Cash and cash equivalents at the end of the period	$454,674	$1,009,337

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$153	$306
Taxes	$21	$98
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$12,430	$10,251
Non-cash additions to financing leases	$115	$580
Operating lease right-of-use assets obtained in exchange for lease liabilities	$748	$1,678
Reclassification of other current liability to additional paid-in capital in connection with the share-settled obligation	$—	$1,614
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
As of July 2, 2022, approximately 85% of the Company’s assets were located in the United States.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The global spread and unprecedented impact of COVID-19 continues to create significant volatility, uncertainty and economic disruption. The Company’s operations and its financial results including net revenues, gross profit, gross margin and operating expenses were negatively impacted by COVID-19 in 2020, 2021 and the first half of 2022. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), the impact of variants of the virus that causes COVID-19, the wide distribution and public acceptance of COVID-19 vaccines, labor needs at the Company as well as in the supply chain and at customers, compliance with government or employer COVID-19 vaccine mandates and the resulting impact on available labor, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business, results of operations, financial condition or liquidity. While the ultimate health and economic impact of COVID-19 continues to be highly uncertain, the Company expects that the adverse impact of COVID-19 on its business and results of operations, including its net revenues, gross profit, gross margin, earnings and cash flows, will continue in 2022. Future events and effects related to the COVID-19 pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts.
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
Foreign Currency
Foreign currency translation (loss) income, net of tax, reported as cumulative translation adjustment through “Other comprehensive loss” was $(2.3) million and $0.6 million for the three months ended July 2, 2022 and July 3, 2021, respectively.
Foreign currency translation loss, net of tax, reported as cumulative translation adjustments through “Other comprehensive loss” was $(3.0) million and $(0.7) million for the six months ended July 2, 2022 and July 3, 2021, respectively.
Realized and unrealized foreign currency transaction losses included in “Other, net” were $(5.5) million and $(6.6) million in the three and six months ended July 2, 2022, respectively. Realized and unrealized foreign currency transaction gains (losses) included in “Other, net” were $0.2 million and $(0.1) million in the three and six months ended July 3, 2021, respectively.
Fair Value of Financial Instruments
The Company had no financial instruments measured at fair value on a recurring basis as of July 2, 2022 and December 31, 2021.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 for the three and six months ended July 2, 2022.
Revenue Recognition
At the end of each accounting period, the Company recognizes a contra asset to accounts receivable for estimated sales discounts that have been incurred but not paid which totaled $5.2 million and

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

$3.6 million as of July 2, 2022 and December 31, 2021, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.
Presentation of Net Revenues by Channel
The following table presents the Company’s net revenues by channel:

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net revenues:
U.S.:
Retail	$78,861	$77,195	$147,121	$141,021
Foodservice	23,389	23,961	38,882	40,703
U.S. net revenues	102,250	101,156	186,003	181,724
International:
Retail	23,692	28,544	39,829	45,743
Foodservice	21,098	19,726	30,663	30,123
International net revenues	44,790	48,270	70,492	75,866
Net revenues	$147,040	$149,426	$256,495	$257,590
Two distributors accounted for approximately 16% and 10%, respectively, of the Company’s gross revenues in the three months ended July 2, 2022 and one distributor accounted for approximately 10% of the Company’s gross revenues in the three months ended July 3, 2021. One distributor accounted for approximately 13% of the Company’s gross revenues in the six months ended July 2, 2022 and one customer accounted for approximately 10% of the Company’s gross revenues in the six months ended July 3, 2021. No other distributor or customer accounted for more than 10% of the Company’s gross revenues in the three and six months ended July 2, 2022 and July 3, 2021.
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
Shipping and Handling Costs
Outbound shipping and handling costs included in selling, general and administrative (“SG&A”) expenses in the three months ended July 2, 2022 and July 3, 2021 were $4.2 million and $4.9 million, respectively. Outbound shipping and handling costs included in SG&A expenses in the six months ended July 2, 2022 and July 3, 2021 were $10.1 million and $8.2 million, respectively.
Recently Adopted Accounting Pronouncements
None.
Note 3. Restructuring
In May 2017, management approved a plan to terminate the Company’s exclusive supply agreement (the “Agreement”) with one of its co-manufacturers, due to non-performance under the Agreement and on

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

May 23, 2017, the Company notified the co-manufacturer of its decision to terminate the Agreement. In the three months ended July 2, 2022 and July 3, 2021, the Company recorded $4.3 million and $3.8 million, respectively, in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. In the six months ended July 2, 2022 and July 3, 2021, the Company recorded $7.3 million and $6.3 million, respectively, in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. See Note 10 for further information. As of July 2, 2022 and December 31, 2021, the Company had $2.2 million and $2.7 million, respectively, in accrued and unpaid restructuring expenses.
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
On January 14, 2021, the Company entered into the Campus Lease, a 12-year lease with two 5-year renewal options to house its corporate headquarters, lab and innovation space in El Segundo, California. The Company has not recognized an asset or a liability for the Campus Lease in its consolidated balance sheet as of July 2, 2022 because there was no lease commencement during the three months ended July 2, 2022. Therefore, the Campus Lease is not included in the tables below.
Lease costs for operating and finance leases were as follows:

		Three Months Ended
(in thousands)	Statement of Operations Location	July 2, 2022	July 3, 2021
Operating lease cost:
Lease cost	Cost of goods sold	$151	$556
Lease cost	Research and development expenses	551	191
Lease cost	Selling, general and administrative expenses	860	148
Variable lease cost(1)	Cost of goods sold	9	1
Operating lease cost		$1,571	$896
Short-term lease cost	Selling, general and administrative expenses	$152	$87
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$45	$47
Interest on lease liabilities	Interest expense	(12)	5
Finance lease cost		$33	$52
Total lease cost(2)		$1,756	$1,035
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.
(2) Excludes Campus Lease. See Note 10.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

		Six Months Ended
(in thousands)	Statement of Operations Location	July 2, 2022	July 3, 2021
Operating lease cost:
Lease cost	Cost of goods sold	$762	$1,095
Lease cost	Research and development expenses	1,065	339
Lease cost	Selling, general and administrative expenses	1,863	345
Variable lease cost(1)	Cost of goods sold	162	29
Operating lease cost		$3,852	$1,808
Short-term lease cost	Selling, general and administrative expenses	$299	$113
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$90	$84
Interest on lease liabilities	Interest expense	12	10
Finance lease cost		$102	$94
Total lease cost(2)		$4,253	$2,015
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.
(2) Excludes Campus Lease. See Note 10.

Supplemental balance sheet information as of July 2, 2022 and December 31, 2021 related to leases are as follows:

(in thousands)	Balance Sheet Location	July 2, 2022	December 31, 2021
Assets(1)
Operating leases	Operating lease right-of-use assets	$25,464	$26,815
Finance leases, net	Property, plant and equipment, net	687	615
Total lease assets		$26,151	$27,430

Liabilities(1)
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$4,595	$4,458
Finance lease liabilities	Short-term finance lease liabilities	210	182
Long-term:
Operating lease liabilities	Operating lease liabilities, net of current portion	21,143	22,599
Finance lease liabilities	Finance lease obligations and other long-term liabilities	485	442
Total lease liabilities		$26,433	$27,681
_______________
(1) Excludes Campus Lease. See Note 10.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year, as of July 2, 2022:

	July 2, 2022
(in thousands)	Operating Leases(1)	Finance Leases
Remainder of 2022	$2,841	$116
2023	5,501	219
2024	3,811	184
2025	3,230	153
2026	2,972	47
2027	2,456	16
Thereafter	10,597	—
Total undiscounted future minimum lease payments	31,408	735
Less imputed interest	(5,670)	(40)
Total discounted future minimum lease payments	$25,738	$695
_______________
(1) Excludes Campus Lease. See Note 10.

Weighted average remaining lease terms and weighted average discount rates were:

	July 2, 2022
	Operating Leases(1)	Finance Leases
Weighted average remaining lease term (years)	8.1	3.6
Weighted average discount rate	4.6%	3.2%
_______________
(1) Excludes Campus Lease. See Note 10.
Note 5. Inventories
Major classes of inventory were as follows:

(in thousands)	July 2, 2022	December 31, 2021
Raw materials and packaging	$135,937	$129,974
Work in process	54,678	50,227
Finished goods	64,038	61,669
Total	$254,653	$241,870

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 6. Property, Plant and Equipment
Property, plant, and equipment are stated at cost and finance lease assets are included. A summary of property, plant, and equipment as of July 2, 2022 and December 31, 2021, is as follows:

(in thousands)	July 2, 2022	December 31, 2021
Manufacturing equipment	$144,964	$115,412
Research and development equipment	16,944	16,837
Leasehold improvements	20,510	20,250
Building	22,548	22,937
Finance leases	981	867
Software	1,354	1,297
Furniture and fixtures	865	868
Vehicles	584	584
Land	5,345	5,434
Assets not yet placed in service	111,281	95,455
Total property, plant and equipment	$325,376	$279,941
Less: accumulated depreciation and amortization	67,301	53,452
Property, plant and equipment, net	$258,075	$226,489
Depreciation and amortization expense for the three months ended July 2, 2022 and July 3, 2021 was $7.7 million and $4.9 million, respectively. Of the total depreciation and amortization expense in the three months ended July 2, 2022 and July 3, 2021, $6.6 million and $3.9 million, respectively, were recorded in cost of goods sold; $1.0 million and $0.9 million, respectively, were recorded in research and development expenses; and $0.1 million and $30,000, respectively, were recorded in SG&A expenses in the Company’s condensed consolidated statements of operations.
Depreciation and amortization expense for the six months ended July 2, 2022 and July 3, 2021 was $14.8 million and $9.2 million, respectively. Of the total depreciation and amortization expense in the six months ended July 2, 2022 and July 3, 2021, $12.5 million and $7.4 million, respectively, were recorded in cost of goods sold; $2.0 million and $1.8 million, respectively, were recorded in research and development expenses; and $0.3 million and $60,000, respectively, were recorded in SG&A expenses in the Company’s condensed consolidated statements of operations.
The Company concluded that no property, plant and equipment met the criteria for assets held for sale as of July 2, 2022 and December 31, 2021. Previous amounts classified as assets held for sale were sold for amounts that approximated book value for which a note receivable of $3.8 million, net of payments received, had been recorded. The note receivable is included in “Other non-current assets, net” in the Company’s condensed consolidated balance sheet at July 2, 2022 and December 31, 2021.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 7. Debt
The following is a summary of debt balances as of July 2, 2022 and December 31, 2021:

(in thousands)	July 2, 2022	December 31, 2021
Convertible senior notes	$1,150,000	$1,150,000
Debt issuance costs	(18,359)	(20,326)
Convertible senior notes, net	$1,131,641	$1,129,674
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
The total amount of debt issuance costs of $23.6 million was recorded as a reduction to “Convertible senior notes, net” in the condensed consolidated balance sheet and are being amortized as interest expense over the term of the Notes using the effective interest method. During the three and six months ended July 2, 2022, the Company recognized $1.0 million and $2.0 million, respectively, in interest expense related to the amortization of the debt issuance costs related to the Notes. During the three and six months ended July 3, 2021, the Company recognized $1.0 million and $1.3 million, respectively, in interest expense related to the amortization of the debt issuance costs related to the Notes.
The following is a summary of the Company’s Notes as of July 2, 2022:

(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
0% Convertible senior notes due on March 15, 2027	$1,150,000	$18,359	$1,131,641	$419,750	Level 2

The Notes are carried at face value less the unamortized debt issuance costs on the Company’s condensed consolidated balance sheets. As of July 2, 2022, the estimated fair value of the Notes was approximately $0.4 billion. The Notes are quoted on the Intercontinental Exchange and are classified as Level 2 financial instruments. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on June 30, 2022, the last trade day of the period.
As of July 2, 2022, the remaining life of the Notes is approximately 4.7 years.
Revolving Credit Facility
On March 2, 2021, the Company terminated its secured revolving credit agreement, dated as of April 21, 2020 (the “Credit Agreement”).
The Company recorded debt issuance costs on the revolving credit facility in “Prepaid and other non-current assets, net” in the accompanying condensed consolidated balance sheet. Debt issuance costs associated with the revolving credit facility were amortized as interest expense over the term of the loan. In the three and six months ended July 3, 2021, debt issuance costs of $0 and $41,000, respectively, related to the Company’s prior revolving credit facility and equipment loan were amortized to interest expense.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In the three months ended July 2, 2022 and July 3, 2021, the Company incurred $0 in interest expense related to its bank credit facilities. In the six months ended July 2, 2022 and July 3, 2021, the Company incurred $0 and $0.3 million, respectively, in interest expense related to its bank credit facilities.
Upon termination of the revolving credit facility, unamortized debt issuance costs of $1.0 million associated with the revolving credit facility were written off as “Loss on extinguishment of debt,” which is included in “Other, net” in the condensed consolidated statement of operations for the six months ended July 3, 2021.
Concurrent with the Company’s execution of the Campus Lease, as a security deposit, the Company delivered to the landlord a letter of credit under the revolving credit facility in the amount of $12.5 million. Upon termination of the revolving credit facility, the letter of credit continued in effect, unsecured.
Note 8. Stockholders’ Equity
As of July 2, 2022, the Company’s shares consisted of 500,000,000 authorized shares of common stock, par value $0.0001 per share, of which 63,643,369 shares of common stock were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
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
The following table summarizes the shares available for grant under the 2018 Plan:

Shares Available for Grant
Balance - December 31, 2021	6,515,807
Authorized	2,144,521
Granted	(1,204,318)
Shares withheld to cover taxes	23,241
Forfeited	102,009
Balance - July 2, 2022	7,581,260
As of July 2, 2022 and December 31, 2021, there were 4,402,397 and 3,956,364 shares, respectively, issuable under stock options outstanding; 983,304 and 608,175 shares, respectively, issuable under unvested RSUs outstanding; 7,997,539 and 7,730,884 shares, respectively, issued for stock option exercises, RSU settlement, and restricted stock grants; and 7,581,260 and 6,515,807 shares, respectively, available for grant under the 2018 Plan.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Stock Options
Following are the assumptions used in the Black-Scholes valuation model for options granted during the periods shown below:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Risk-free interest rate	3.0%	1.3%	1.9%	1.3%
Average expected term (years)	7.0	7.0	7.0	7.0
Expected volatility	55.0%	74.0%	55.0%	72.8%
Dividend yield	—	—	—	—
Option grants to new employees in the six months ended July 2, 2022 and July 3, 2021 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period, subject to continued employment through the vesting date. Option grants to continuing employees in the six months ended July 2, 2022 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period, subject to continued employment through the vesting date. Option grants to continuing employees in the six months ended July 3, 2021 generally vest monthly over a 48-month period, subject to continued employment through the vesting date. An option grant to one executive officer in the six months ended July 3, 2021 vested over three months from the vesting commencement date.
The following table summarizes the Company’s stock option activity during the six months ended July 2, 2022:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2021	3,956,364	$27.04	5.9	$180,302
Granted	670,525	$44.83	—	$—
Exercised	(177,024)	$7.38	—	$6,017
Cancelled/Forfeited	(47,468)	$75.99	—	$—
Outstanding at July 2, 2022	4,402,397	$30.01	6.0	$49,535
Vested and exercisable at July 2, 2022	3,006,753	$17.09	4.7	$49,124
Vested and expected to vest at July 2, 2022	3,862,463	$26.17	6.8	$49,525
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
During the three months ended July 2, 2022 and July 3, 2021, the Company recorded $4.3 million and $3.7 million, respectively, of share-based compensation expense related to options. During the six months ended July 2, 2022 and July 3, 2021, the Company recorded $8.4 million and $7.1 million, respectively, of share-based compensation expense related to options. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of July 2, 2022, there was $25.6 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over a weighted average period of 1.4 years.
Restricted Stock Units
RSU grants to new and continuing employees in the six months ended July 2, 2022 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award, subject to continued employment through the vesting date. Some of the RSU grants to continuing employees in the six months ended July 2, 2022 vest 50% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining four quarters of the award, subject to continued employment through the vesting date. Annual RSU grants to directors on the Company’s Board of Directors (the “Board”) in the six months ended July 2, 2022 vest monthly over a one-year period and an RSU grant to a new director on the Board vests monthly over a three-year period. RSU grants to nonemployee brand ambassadors in the six months ended July 2, 2022 vest on varying dates, subject to continued service through the vesting date.
RSU grants to new employees in the six months ended July 3, 2021 vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award, subject to continued employment through the vesting date. RSU grants in the six months ended July 3, 2021 include fully vested RSUs granted to an executive officer issued in settlement of the obligation discussed below under Share-Settled Obligation. An RSU grant to one executive officer in the six months ended July 3, 2021 vested 100% over three months from the vesting commencement date. RSU grants to continuing employees in the six months ended July 3, 2021 generally vest quarterly over 16 quarters, subject to continued employment through the vesting date. An RSU grant to one executive officer in the six months ended July 3, 2021 vests quarterly over four quarters, subject to continued employment through the vesting date. Annual RSU grants to the Board in the six months ended July 3, 2021 vest monthly over a one-year period and RSU grants to two new directors on the Board vest monthly over a three-year period. RSU grants to nonemployee brand ambassadors in the six months ended July 3, 2021 vest quarterly over four quarters from the vesting commencement date, subject to continued service through the vesting date.
The following table summarizes the Company’s RSU activity during the six months ended July 2, 2022:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2021	608,175	$88.78
Granted	533,793	$43.71
Vested(1)	(104,617)	$91.62
Cancelled/Forfeited	(54,047)	$85.62
Unvested at July 2, 2022	983,304	$64.18
________
(1) Includes 23,241 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2018 Plan.

During the three months ended July 2, 2022 and July 3, 2021, the Company recorded $6.0 million and $3.3 million, respectively, of share-based compensation expense related to RSUs. During the six months ended July 2, 2022 and July 3, 2021, the Company recorded $11.2 million and $6.3 million, respectively, of share-based compensation expense related to RSUs. The share-based compensation

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of July 2, 2022, there was $35.3 million in unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted average period of 1.4 years.
Share-Settled Obligation
Share-based compensation expense in the three months ended July 2, 2022 and July 3, 2021 includes $0 and $0.8 million, respectively, for a liability classified, share-settled obligation to an executive officer related to a sign-on award pursuant to the terms of the executive officer’s offer letter. Share-based compensation expense in the six months ended July 2, 2022 and July 3, 2021 includes $0 and $1.6 million, respectively, for a liability classified, share-settled obligation to an executive officer related to a sign-on award pursuant to the terms of the executive officer’s offer letter. The share-based compensation expense related to this share-settled obligation is included in SG&A expenses in the Company’s condensed consolidated statements of operations. Financing activities in the statement of cash flows for the six months ended July 2, 2022 and July 3, 2021 includes $0 and $1.6 million, respectively, noncash reclassification of the share-settled obligation from “Other current liabilities” to “Additional paid-in capital.”
In the first six months of 2021, two quarterly tranches related to this obligation were earned, and the Company delivered to this executive officer 13,804 fully vested RSUs with a settlement date fair value of $1.6 million.
Restricted Stock to Nonemployees
During the six months ended July 2, 2022, no shares of restricted stock had been issued to nonemployee brand ambassadors.
During the three months ended July 2, 2022 and July 3, 2021, the Company recorded $0 and $34,000, respectively, of share-based compensation expense related to restricted stock issued to nonemployee brand ambassadors, which is included in SG&A expenses in the Company’s condensed consolidated statements of operations.
During the six months ended July 2, 2022 and July 3, 2021, the Company recorded $0 million and $0.2 million, respectively, of share-based compensation expense related to restricted stock issued to nonemployee brand ambassadors, which is included in SG&A expenses in the Company’s condensed consolidated statements of operations.
As of July 2, 2022, there was no unrecognized compensation expense related to unvested restricted stock granted to nonemployee brand ambassadors.
Employee Stock Purchase Plan
As of July 2, 2022, the maximum aggregate number of shares that may be issued under the 2018 Employee Stock Purchase Plan (“ESPP”) was 2,412,585 shares of common stock, including an increase of 536,130 shares effective January 1, 2022 under the terms of the ESPP. The ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the ESPP.

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
In the three and six months ended July 2, 2022, the Company paid $0.5 million and $0.8 million, respectively, in payments towards common area maintenance, parking, and insurance. No such payments were made in the three and six months ended July 3, 2021.
Although the Company is involved in the design of the tenant improvements of the Premises, the Company does not have title or possession of the assets during construction. In addition, the Company does not have the ability to control the leased Premises until each phase of the tenant improvements is complete. As of July 2, 2022, the tenant improvements associated with Phase 1-A had not been completed, and the underlying asset had not been delivered to the Company. Accordingly, there was no lease commencement during the six months ended July 2, 2022. Therefore, the Company has not recognized an asset or a liability for the Campus Lease in its condensed consolidated balance sheets as of July 2, 2022 and December 31, 2021. The Company contributed $43.7 million and $59.2 million in payments to a construction escrow account in the six months ended July 2, 2022 and the year ended December 31, 2021, respectively. These payments are recorded in “Prepaid lease costs, non-current” in the Company’s condensed consolidated balance sheets as of July 2, 2022 and December 31, 2021, respectively, which will ultimately be recorded as a component of a right-of-use asset upon lease commencement.
Concurrent with the Company’s execution of the Campus Lease, as a security deposit, the Company delivered to the Landlord a letter of credit under its revolving credit facility at the time in the amount of $12.5 million which amount will decrease to: (i) $6.3 million on the fifth (5th) anniversary of the Rent Commencement Date (as defined in the Campus Lease); (ii) $3.1 million on the eighth (8th) anniversary of the Rent Commencement Date; and (iii) $0 in the event the Company receives certain credit ratings; provided the Company is not then in default of its obligations under the Campus Lease. Upon termination of the revolving credit facility, the letter of credit continued in effect, unsecured.
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
During Phase 1, the Company had agreed to invest $10.0 million in the JXEDZ through an intercompany investment in BYND JX and BYND JX has agreed to lease a facility in the JXEDZ for a minimum of two years. In connection with such agreement, BYND JX entered into a factory leasing contract with an affiliate of the JX Committee, pursuant to which BYND JX has agreed to lease and renovate a facility in the JXEDZ and lease it for a minimum of two years. In the three months ended July 2, 2022, the lease was amended to extend the term an additional five years without rent escalation. As of July 2, 2022, the Company had invested $22.0 million and had advanced $20.0 million to its subsidiary, BYND JX.
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
The Planet Partnership
On January 25, 2021, the Company entered into TPP, a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. For the three months ended July 2, 2022 and July 3, 2021, the Company recognized its share of the net losses in TPP, in the amount of $1.4 million and $0.2 million, respectively. For the six months ended July 2, 2022 and July 3, 2021, the Company recognized its share of the net losses in TPP in the amount of $2.1 million and $0.6 million, respectively. For the year ended December 31, 2021, the Company contributed its share of the investment in TPP, $11.0 million, which was increased subsequent to the quarter ended July 2, 2022. See Note 2, Note 13 and Note 14.
Purchase Commitments
As of July 2, 2022, the Company had a commitment to purchase pea protein inventory totaling $56.4 million in the remainder of 2022, which commitment schedule was amended subsequent to the quarter ended July 2, 2022 to purchase $16.2 million in the remainder of 2022 and $40.2 million in 2023. See Note 14.
On April 6, 2022, the Company entered into a co-manufacturing agreement (“Agreement”) with a co-manufacturer to manufacture various products for the Company. The Agreement includes a minimum order quantity commitment per month and an aggregate quantity over a 5-year term. If the minimum order for a month during a quarter is not fulfilled, the Company may be assessed a fee per pound, which fee may be waived by the co-manufacturer upon reaching certain aggregate quantity limits. The following table sets forth the schedule of the fees for the committed quantity under the Agreement.

(in thousands)	As of July 2, 2022
Remainder of 2022	$4,925
2023	11,820
2024	11,820
2025	11,820
2026	11,820
2027	34,475
$86,680
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
On March 19, 2021, Don Lee Farms requested the dismissal, without prejudice, of Don Lee Farms’ claims against the Company’s former contract manufacturer, ProPortion Foods, LLC and current contract manufacturer CLW Foods, LLC. On March 23, 2021, ProPortion Foods, LLC requested that its claims against the Company be dismissed without prejudice. On March 26, 2021, the Court granted Don Lee Farms’ request to dismiss its claims against ProPortion Foods, LLC and CLW Foods, LLC; and granted ProPortion Foods, LLC request to dismiss its claims against the Company.
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
Don Lee Farms II
On June 2, 2022, Don Lee Farms, a division of Goodman Food Products, Inc., filed a complaint against the Company and Chief Executive Officer Ethan Brown, in the Central District of California, asserting claims for violation of the Lanham Act, false advertising, and unfair competition under the California Business and Professions Code, each arising out of claims that the Company’s Beyond Burger and Beyond Crumble products inaccurately state the daily value percentage of protein contained within and the Company erroneously markets these products as free of synthetic ingredients. Don Lee Farms is seeking from the Company and Mr. Brown unspecified compensatory and punitive damages, restitution, declaratory and injunctive relief, and attorneys’ fees and costs. On August 5, 2022, the Company and Mr. Brown each filed motions to dismiss the case. The Company is currently in the process of litigating this matter and intends to vigorously defend itself and Mr. Brown against the claims. Based on the Company’s current knowledge, the Company has determined that the amount of any material loss or range of any losses that is reasonably possible to result from this lawsuit is not estimable.
Consumer Class Actions Regarding Protein Claims
From May 31, 2022 through July 26, 2022, multiple putative class action lawsuits were filed against the Company in various federal courts alleging that the labeling and marketing of certain of the Company’s products is false and/or misleading under federal and/or various states’ laws. Specifically, each of these lawsuits allege one or more of the following theories of liability: (i) that the labels and

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

related marketing of the challenged products misstate the quantitative amount of protein that is provided by each serving of the product; (ii) that the labels and related marketing of the challenged products misstate the percent daily value of protein that is provided by each serving of the product; and (iii) that the Company has represented that the challenged products are “all-natural,” “organic,” or contain no “synthetic” ingredients when they in fact contain methylcellulose, an allegedly synthetic ingredient. The named plaintiffs of each complaint seek to represent classes of nationwide and/or state-specific consumers, and seek on behalf of the putative classes damages, restitution, and injunctive relief, among other relief. Additional complaints asserting these theories of liability are possible. The Company intends to vigorously defend against all claims asserted in the complaints. Based on the Company’s current knowledge, the Company has determined that the amount of any material loss or range of any losses that is reasonably possible to result from these lawsuits is not estimable.
The active lawsuits are:
•Roberts v. Beyond Meat, Inc., No. 1:22-cv-02861 (N.D. Ill.) (filed May 31, 2022)
•Yoon v. Beyond Meat, Inc., No. 5:22-cv-01032 (C.D. Cal.) (filed June 24, 2022)
•DeLoss v. Beyond Meat, Inc., No. 2:22-cv-04405 (C.D. Cal.) (filed June 28, 2022)
•Borovoy v. Beyond Meat, Inc., No. 3:22-cv-50242 (N.D. Ill.) (filed July 6, 2022)
•Cascio v. Beyond Meat, Inc., No. 1:22-cv-04018 (E.D.N.Y.) (filed July 8, 2022)
•Miller v. Beyond Meat, Inc., No. 1:22-cv-06336 (S.D.N.Y.) (filed July 26, 2022)

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
The parties have reached a settlement of the California and Chew Derivative Actions. The proposed settlement, which is subject to final Court approval, includes the Company enacting certain corporate governance reforms and paying plaintiffs’ attorney fees and costs in the amount of $515,000, which amount has been accrued as of April 2, 2022 and December 31, 2021. No other payment is contemplated in the proposed settlement. The Stipulation of Settlement was signed on January 14, 2022, and Plaintiffs filed a motion for preliminary approval that same day. On February 8, 2022, the Court entered a Scheduling Notice and Order finding that Plaintiffs’ motion for preliminary approval is appropriate for submission on the papers without oral argument. On March 31, 2022, the Court entered an order preliminarily approving the Stipulation of Settlement. On April 8, 2022, the Company published notice of the preliminary approval and the proposed settlement in accordance with the Stipulation of Settlement. On April 18, 2022, the Company paid to escrow the $515,000 for Plaintiffs’ attorneys’ fees and costs and on April 19, 2022, the Company filed proof of notice with the Court. Plaintiffs filed their motion for final approval on June 13, 2022.On July 1, 2022, Plaintiffs filed a notice of non-objection, stating that they received no objections to the proposed settlement. The Final Approval Hearing was scheduled for July 11, 2022, but on July 7, 2022, the Court entered a Scheduling Notice and Order finding that Plaintiffs’ motion for final approval is appropriate for submission on the papers without oral argument.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Interbev
In October 2020, Interbev, a French trade association for the cattle industry sent a cease-and-desist letter to one of the Company’s contract manufacturers alleging that the use of “meat” and meat-related terms is misleading the French consumer. Despite the Company’s best efforts to reach a settlement, including a formal settlement proposal from the Company in March 2021, the association no longer responded. Instead, on March 13, 2022, the Company was served a summons by Interbev to appear before the Commercial Court of Paris. The summons alleges that the Company misleads the French consumer with references to e.g. “plant based meat,” “plant based burger” and related descriptive names, and alleges that the Company is denigrating meat and meat products. The relief sought by Interbev includes (i) changing the presentation of Beyond Meat products to avoid any potential confusion with meat products, (ii) publication of the judgment of the court in the media, and (iii) damages of EUR 200,000. The Company strongly denies these claims and will defend its position with the utmost vigor. The litigation is expected to take at least 18 months in first instance, and if the Court rules against the Company, it could disrupt the Company’s ability to market in France. Should the case be referred to the Court of Justice of the European Union, this case may have repercussions for the entire plant-based protein industry, in all member states of the European Union.
The Company is involved in various other legal proceedings, claims, and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of such matters that are pending or asserted will have a material effect on its financial statements.
Note 11. Income Taxes
For the three months ended July 2, 2022 and July 3, 2021, the Company recorded $11,000 and $2,000, respectively, in income tax expense in its condensed consolidated statements of operations. For the six months ended July 2, 2022 and July 3, 2021, the Company recorded $21,000 and $50,000, respectively, in income tax expense in its condensed consolidated statements of operations.
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
As of July 2, 2022, the Company did not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with respect to net operating loss and credit carryforwards.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Computation of net loss per share available to common stockholders for the three and six months ended July 2, 2022 excludes the dilutive effect of 4,402,397 shares issuable under stock options and 983,304 RSUs outstanding at July 2, 2022 because the Company incurred a net loss and their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the three and six months ended July 2, 2022 also excludes the dilutive effect of the Notes because the Company recorded a net loss and their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the three and six months ended July 3, 2021 excludes the dilutive effect of 3,892,262 shares issuable under stock options and 303,392 RSUs outstanding as of July 3, 2021 because their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the three and six months ended July 3, 2021 also excludes adjustments under the two-class method relating to a liability classified, share-settled obligation to an executive officer to deliver a variable number of shares based on a fixed monetary amount (see Note 9) because the shares to be delivered are not participating securities as they do not have voting rights and are not entitled to participate in dividends until they are issued. Computation of net loss per share available to common stockholders for the three and six months ended July 3, 2021 also excludes the dilutive effect of the Notes because the Company recorded a net loss and their inclusion would be anti-dilutive.

(in thousands, except share and per share amounts)	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Numerator:
Net loss available to common stockholders	$(97,134)	$(19,652)	$(197,592)	$(46,918)
Undistributed net income available to unvested restricted stockholders	—	—	—	—
Net loss available to common stockholders—basic	(97,134)	(19,652)	(197,592)	(46,918)
Denominator:
Weighted average common shares outstanding—basic	63,573,658	63,121,400	63,519,444	63,029,597
Dilutive effect of shares issuable under stock options	—	—	—	—
Dilutive effect of RSUs	—	—	—	—
Dilutive effect of share-settled obligation	—	—	—	—
Dilutive effect of Notes, if converted(1)	—	—	—	—
Weighted average common shares outstanding—diluted	63,573,658	63,121,400	63,519,444	63,029,597
Net loss per share available to common stockholders—basic	$(1.53)	$(0.31)	$(3.11)	$(0.74)
Net loss per share available to common stockholders—diluted	$(1.53)	$(0.31)	$(3.11)	$(0.74)
__________
(1) As the Company recorded net losses in the three and six months ended July 2, 2022 and July 3, 2021, inclusion of shares from the conversion premium or spread would be anti-dilutive. The Company had $1.2 billion in Notes outstanding as of July 2, 2022.
Note 13. Related Party Transactions
In connection with the Company’s investment in TPP, a joint venture with PepsiCo, Inc., the Company sells certain products directly to the joint venture. In the three months ended July 2, 2022, the Company also entered into an agreement for a nonrefundable up-front fee associated with its manufacturing and supply agreement with TPP that will be recognized over the estimated term of the manufacturing and supply agreement. Net revenues earned from TPP included in U.S. retail channel net revenues were

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

$15.9 million and $0 for the three months ended July 2, 2022 and July 3, 2021, respectively, and $26.6 million and $0 for the six months ended July 2, 2022 and July 3, 2021, respectively.
Accounts receivable from TPP were $12.0 million and $0 at July 2, 2022 and December 31, 2021, respectively. Current and long-term portions of the unrecognized revenue associated with the up-front fee charged to TPP as of July 2, 2022 were $0.9 million and $3.3 million, respectively, and included in "Accrued expenses and other current liabilities" and "Finance lease obligations and other long-term liabilities," respectively, in the Company's condensed consolidated balance sheet as of July 2, 2022. There were no such balances as of December 31, 2021.
Note 14. Subsequent Events
Subsequent to the quarter ended July 2, 2022, on July 27, 2022, the Company entered into an agreement to purchase certain real property on a neighboring site to its manufacturing facility in Europe located in Enschede, the Netherlands for cash consideration of approximately €6.3 million. The purchase is expected to close in the second half of 2023.
Subsequent to the quarter ended July 2, 2022, on August 3, 2022, the Company and Roquette Frères amended their agreement (“Amendment”) dated January 10, 2020 to extend it to December 31, 2023. Pursuant to the Amendment the purchase commitment was revised to purchase $16.2 million of pea protein in the remainder of 2022 and $40.2 million in 2023.
Subsequent to the quarter ended July 2, 2022, the Company contributed an additional $10.0 million as its share of the additional investment in TPP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors,” of our 2021 10-K and Part II, Item 1A, “Risk Factors” and “Note Regarding Forward-Looking Statements” included in this report and those discussed in other documents we file from time to time with the SEC. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this quarterly report and our audited consolidated financial statements and notes thereto included in our 2021 10-K. Our historical results are not necessarily indicative of the results to be expected for any future periods and our operating results for the three and six months ended July 2, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 or for any other interim period or for any other future year or period.
Overview
Beyond Meat is a leading plant-based meat company, offering a portfolio of revolutionary plant-based meats. We build meat directly from plants, an innovation that enables consumers to experience the taste, texture and other sensory attributes of popular animal-based meat products while enjoying the nutritional and environmental benefits of eating our plant-based meat products. Our brand commitment, Eat What You Love, represents a strong belief that there is a better way to feed our future and that the positive choices we all make, no matter how small, can have a great impact on our personal health and the health of our planet. By shifting from animal-based meat to plant-based protein, we can positively impact four growing global issues: human health, climate change, constraints on natural resources and animal welfare. The success of our breakthrough innovation model and products has allowed us to appeal to a broad range of consumers, including those who typically eat animal-based meats, positioning us to compete directly in the $1.4 trillion global meat industry.
We sell a range of plant-based meat products across the three main meat platforms of beef, pork and poultry. As of June 2022, Beyond Meat branded products were available at approximately 183,000 retail and foodservice outlets in more than 90 countries worldwide, across mainstream grocery, mass merchandiser, club store, convenience store, and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools.
The condensed consolidated financial statements for the period ended July 2, 2022 include the accounts of the Company and its foreign subsidiaries, Beyond Meat EU B.V., BYND JX and Beyond Meat Canada Inc. All inter-company balances and transactions have been eliminated.
We operate on a fiscal calendar year, and each interim quarter is comprised of one 5-week period and two 4-week periods, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth fiscal quarters may have more or fewer days included than a traditional 91-day fiscal quarter.
For the three months ended July 2, 2022, our retail and foodservice channels accounted for approximately 69.7% and 30.3% of our net revenues, respectively. For the three months ended July 3, 2021, our retail and foodservice channels accounted for approximately 70.8% and 29.2% of our net revenues, respectively. For the six months ended July 2, 2022, our retail and foodservice channels accounted for approximately 72.9% and 27.1% of our net revenues, respectively. For the six months ended July 3, 2021, our retail and foodservice channels accounted for approximately 72.5% and 27.5% of our net revenues, respectively.
For the three months ended July 2, 2022, our U.S. and international channels accounted for approximately 69.5% and 30.5% of our net revenues, respectively. For the three months ended July 3, 2021, our U.S. and international channels accounted for approximately 67.7% and 32.3% of our net revenues, respectively. For the six months ended July 2, 2022, our U.S. and international channels accounted for approximately 72.5% and 27.5% of our net revenues, respectively. For the six months ended July 3, 2021, our U.S. and international channels accounted for approximately 70.5% and 29.5% of our net revenues, respectively.
In the three and six months ended July 2, 2022, net revenues from international foodservice channel sales increased while net revenues from international retail channel sales decreased as compared to the prior-year periods. Despite increased pounds of product sold, international net revenues decreased 7.2% and 7.1% in the three and six months ended July 2, 2022, respectively, as compared to the prior-year periods primarily due to decreased revenue per pound driven by recent pricing actions, a softening in the Euro vs the U.S. dollar and increased trade discounts.
In the three and six months ended July 2, 2022, U.S. retail channel net revenues increased as compared to the prior-year periods, partially offset by a decease in U.S. foodservice channel net revenues, resulting in a 1.1% and 2.4% increase in U.S. net revenues, respectively. However, this increase was more than offset by the decrease in international net revenues, resulting in a 1.6% and 0.4% decrease in net revenues in the three and six months ended July 2, 2022, respectively, as compared to the prior-year periods.
At July 2, 2022, our inventory balances increased 5% compared to the levels at December 31, 2021, due to increases in all the three categories of inventories. The increase in finished goods inventory includes the effect of higher capitalized direct labor and production overhead costs.
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
•weak demand in the retail channel due to slower category growth, particularly for refrigerated plant-based meat, and increased competitive activity, including the deceleration of plant-based meat across Europe and our ability to successfully launch extended shelf-life products;
•the impact of high inflation and the plant-based meat sector’s premium pricing relative to animal protein;
•our decreased revenue forecast negatively impacting capacity utilization, which could also give rise to termination fees to exit certain supply chain arrangements and/or the write-off of certain equipment, driving less leverage on fixed costs and delaying the speed at which cost savings initiatives impact our financial results;
•changes in forecast demand, particularly for Beyond Meat Jerky;
•effectively managing inventory levels, including sales to the liquidation channel and the level of inventory reserves;
•price reductions, primarily in the retail channel in Europe, intended to improve price competitiveness relative to competing products;
•increased unit cost of goods sold due to lower production volumes in response to weaker demand, which would adversely impact coverage of fixed production costs within our manufacturing facilities;
•increased unit cost of goods due to inflation, rising interest rates, higher transportation, raw materials, energy, labor and supply chain costs;
•increased promotional programs and trade discounts to our retail and foodservice customers, including to bolster support for our core lines, and shifts in product and channel mix resulting in negative impacts on our gross margins;
•potential disruption to our supply chain and the supply chain more generally caused by distribution and other logistical issues; and

•labor needs at the Company as well as in the supply chain and at customers.
In August 2022, we realigned our organizational structures across North America, the EU and China to increase regional focus, efficiency and speed.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business. In response to the COVID-19 pandemic, governments and other authorities around the world implemented significant measures intended to control the spread of the virus, including social distancing measures, business closures or restrictions on operations, quarantines, lockdowns and travel bans. While some of these restrictions were lifted or eased in many jurisdictions as the rates of COVID-19 infections have decreased or stabilized and as various COVID-19 vaccines have become more widely available, a resurgence of COVID-19 and the impact of variants of the virus that causes COVID-19 in some markets, including China, has slowed the reopening process.
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
•reduced consumer confidence and consumer spending, including spending to purchase our products, and negative trends in consumer purchasing patterns due to consumers’ disposable income, credit availability, debt levels, inflation and rising interest rates;
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
We generate net revenues primarily from sales of our products to our customers across mainstream grocery, mass merchandiser, club store, convenience store, and natural retailer channels and various food-away-from-home channels, including restaurants, foodservice outlets and schools, mainly in the United States.
We present our net revenues by geography and distribution channel as follows:

Distribution Channel	Description
U.S. Retail	Net revenues from retail sales to the U.S. market and sales to our joint venture, the Planet Partnership, LLC
U.S. Foodservice	Net revenues from restaurant and foodservice sales to the U.S. market
International Retail	Net revenues from retail sales to international markets, including Canada
International Foodservice	Net revenues from restaurant and foodservice sales to international markets, including Canada
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
•overall market trends, including consumer awareness and demand for nutritious, convenient and high protein plant-based foods; and
•increased production levels as we invest in production infrastructure and scale production to meet demand for our products across our distribution channels both domestically and internationally.
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
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We anticipate that we will need to continue to offer more trade and promotion discounts to both our retail and foodservice customers, to drive increased consumer trial, in response to COVID-19 and in response to increased competition and pressure on the plant-based meat category. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. At the end of each accounting period, we recognize a contra asset to “Accounts receivable” for estimated sales discounts that have been incurred but not paid which totaled $5.2 million and $3.6 million as of July 2, 2022 and December 31, 2021, respectively. We expect to face increasing competition across all channels, especially as additional plant-based protein product brands continue to enter the marketplace and as consumers trade down among proteins in the context of significant inflationary pressures. In response, we anticipate providing heavier discounting and promotions on some of our products. Although these actions are intended to build brand awareness and increase consumer trials of our products, they have had and are likely to continue to have a negative impact on our net revenues, gross margins and profitability, impacting period-over-period results.
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
Seasonality
Generally, we expect to experience greater demand for certain of our products during the summer grilling season. In 2022, U.S. retail channel net revenues during the second quarter were 16% higher than the first quarter. In 2021, U.S. retail channel net revenues during the second quarter were 21% higher than the first quarter. We continue to see additional seasonality effects, especially within our retail channel, with revenue contribution from this channel tending to be greater in the second and third quarters of the year, along with increased levels of purchasing by customers ahead of holidays, the impact of customer shelf reset activity and the timing of product restocking by our retail customers. In an environment of uncertainty from the impact of COVID-19, inflationary pressures and other factors impacting our business, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.

Gross Profit
Gross profit consists of our net revenues less cost of goods sold. Our cost of goods sold primarily consists of the cost of raw materials and ingredients for our products, direct and indirect labor and certain supply costs, co-manufacturing fees, in-bound and internal shipping and handling costs incurred in manufacturing our products, warehouse storage fees, plant and equipment overhead, depreciation and amortization expense, cost of packaging our products, as well as inventory write-offs and reserves. In anticipation of future growth, we have had to very quickly scale production and expand our sources of supply for our core protein inputs such as pea protein.
We expect our cost of goods sold in absolute dollars to increase as a result of anticipated growth in our sales volume.
Subject to the ultimate duration, magnitude and effects of COVID-19, inflationary pressures and other factors impacting our business, we continue to expect that gross profit improvements will be delivered primarily through improved volume leverage and throughput, reduced manufacturing conversion costs, greater internalization and geographic localization of our manufacturing footprint and finished goods, materials and packaging input cost reductions, tolling fee efficiencies, end-to-end production processes across a greater proportion of our manufacturing network, scale-driven efficiencies in procurement and fixed cost absorption, diversification of our core protein ingredients, product and process innovations and reformulations, cost-down initiatives through ingredient and process innovation and improved supply chain logistics and distribution costs. We are also working to improve gross margin through ingredient cost savings achieved through scale of purchasing and through negotiating lower tolling fees. We intend to pass some of these cost savings on to the consumer as we pursue our goal to achieve price parity with animal protein in at least one of our product categories by the end of 2024.
Margin improvement may, however, continue to be negatively impacted by our focus on investing heavily in our business, including launching new products with manufacturing processes that may initially be inefficient, establishing infrastructure in the U.S., EU and China, investing in personnel, partnerships and product pipeline, investing in our facilities, growing our customer base, volume deleveraging, aggressive pricing strategies and increased discounting, increased sales to the liquidation channel and inventory reserves, our product and customer mix, expanding into new geographies and markets, enhancing our production infrastructure, improving our innovation capabilities, enhancing our product offerings and increasing consumer engagement to apply increasing pressure on the three key levers of taste, health and cost that we believe are critical for mass adoption. Margin improvement may also be negatively impacted by the impact of lower demand forecast, inflation, increasing labor costs, materials costs and transportation costs.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, share-based compensation, scale-up expenses, and depreciation and amortization expense on research and development assets. We are beginning to incur research and development expenses in the form of rent associated with our new Commerce, California commercialization center. Design work for the build out of the commercialization center is underway, however, we have currently delayed the anticipated commencement of operations. Our research and development efforts are focused on enhancements to our product formulations and production processes in addition to the development of new products. We expect to continue to invest substantial amounts in research and development, as research and development and innovation are core elements of our business strategy, and we believe they represent a critical competitive advantage for us. We believe that we need to continue to rapidly innovate in order to continue to capture a larger market share of consumers who typically eat animal-based meats. Over time and subject to the duration, magnitude and effects of the COVID-19 pandemic, inflationary pressures and other factors impacting our business, we expect these expenses to increase in absolute dollars, but to decrease as a percentage of net revenues as we continue to scale production volume.

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
We expect SG&A expenses for the remainder of 2022 to decrease from the levels in the first half of 2022, as we focus on reducing and optimizing non-people expenses. On August 3, 2022, we announced a reduction-in-force affecting approximately 4% of our global workforce. The reduction-in-force is expected to result in total annualized savings of approximately $8 million, excluding one-time separation costs of approximately $1 million, which we expect to incur in the third quarter of 2022.
Over time, our administrative expenses are generally expected to increase in absolute dollars with increased personnel to support various functions, including among others, operations and supply chain, accounting, finance, legal, IT and compliance-related functions, but to decrease as a percentage of net revenues.
Restructuring Expenses
In May 2017, management approved a plan to terminate an exclusive supply agreement with one of our co-manufacturers. For a discussion of these expenses, see Note 3, Restructuring, and Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements, included elsewhere in this report.

Results of Operations
The following table sets forth selected items in our condensed consolidated statements of operations for the respective periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net revenues	$147,040	$149,426	$256,495	$257,590
Cost of goods sold	153,202	102,074	262,467	177,530
Gross (loss) profit	(6,162)	47,352	(5,972)	80,060
Research and development expenses	16,202	13,823	35,880	29,748
Selling, general and administrative expenses	63,015	48,286	138,129	87,240
Restructuring expenses	4,302	3,844	7,328	6,318
Total operating expenses	83,519	65,953	181,337	123,306
Loss from operations	$(89,681)	$(18,601)	$(187,309)	$(43,246)

The following table presents selected items in our condensed consolidated statements of operations as a percentage of net revenues for the periods presented:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	104.2	68.3	102.3	68.9
Gross (loss) profit	(4.2)	31.7	(2.3)	31.1
Research and development expenses	11.0	9.3	14.0	11.5
Selling, general and administrative expenses	42.9	32.3	53.9	33.9
Restructuring expenses	2.9	2.6	2.9	2.5
Total operating expenses	56.8	44.2	70.8	47.9
Loss from operations	(61.0)%	(12.5)%	(73.1)%	(16.8)%

Three and Six Months Ended July 2, 2022 Compared to Three and Six Months Ended July 3, 2021 (unaudited)
Net Revenues
Net revenues decreased by $2.4 million, or 1.6%, in the three months ended July 2, 2022, as compared to the prior-year period primarily due to a decrease in net revenue per pound of approximately 14.2%, partially offset by a 14.6% increase in total pounds sold. The decrease in net revenue per pound was primarily attributable to changes in price, including the impact of sales to liquidation channels and list price reductions in the EU implemented in the first quarter of 2022, changes in foreign exchange rates, and increased trade discounts.
The following table presents our net revenues by channel in the three months ended July 2, 2022 as compared to the prior-year period:

	Three Months Ended		Change
(in thousands)	July 2, 2022	July 3, 2021	Amount	%
U.S.:
Retail	$78,861	$77,195	$1,666	2.2%
Foodservice	23,389	23,961	(572)	(2.4)%
U.S. net revenues	102,250	101,156	1,094	1.1%
International:
Retail	23,692	28,544	(4,852)	(17.0)%
Foodservice	21,098	19,726	1,372	7.0%
International net revenues	44,790	48,270	(3,480)	(7.2)%
Net revenues	$147,040	$149,426	$(2,386)	(1.6)%

Net revenues from U.S. retail channel sales in the three months ended July 2, 2022 increased $1.7 million, or 2.2%, primarily due to sales to TPP of Beyond Meat Jerky introduced in the first quarter of 2022, which contributed $15.9 million in net revenues, and, to a lesser extent, by chicken products including Beyond Chicken Tenders, partially offset by decreases in sales of other products. Beyond Meat branded products were available at approximately 78,000 U.S. retail outlets as of June 2022.

Net revenues from U.S. foodservice channel sales in the three months ended July 2, 2022 decreased $0.6 million, or 2.4%, primarily due to discontinued distribution at a certain customer which was included in the year-ago period, partially offset by increases in sales of Beyond Sausage and chicken products including Beyond Chicken Tenders. Beyond Meat branded products were available at approximately 41,000 U.S. foodservice outlets as of June 2022.
Net revenues from international retail channel sales in the three months ended July 2, 2022 decreased $4.9 million, or 17.0%, primarily driven by a 21.7% decrease in net revenue per pound, partially offset by a 6.0% increase in pounds sold. The decrease in net revenue per pound was primarily due to list price reductions in the EU, unfavorable foreign exchange rate impact and increased trade discounts. By product, the decrease in sales was primarily due to decreases in sales of Beyond Sausage and Beyond Beef. Beyond Meat branded products were available at approximately 33,000 international retail outlets as of June 2022.
Net revenues from international foodservice channel sales in the three months ended July 2, 2022 increased $1.4 million, or 7.0%, primarily due to a 37.5% increase in pounds sold, partially offset by a 22.2% decrease in net revenue per pound due to changes in sales mix, unfavorable foreign exchange rate impact and increased trade discounts. By product, the increase in sales was primarily due to increases in sales of Beyond Burger and chicken products including Beyond Chicken Tenders. Beyond Meat branded products were available at approximately 31,000 international foodservice outlets as of June 2022.
Net revenues decreased by $1.1 million, or 0.4%, in the six months ended July 2, 2022, as compared to the prior-year period, primarily due to a decrease in net revenue per pound of approximately 12.3%, partially offset by a 13.7% increase in total pounds sold. The decrease in net revenue per pound was primarily attributable to changes in sales mix, price, including the impact of sales to liquidation channels and list price reductions in the EU implemented in the first quarter of 2022, increased trade discounts, and changes in foreign exchange rates.
The following table presents our net revenues by channel in the six months ended July 2, 2022 as compared to the prior-year period:

	Six Months Ended		Change
(in thousands)	July 2, 2022	July 3, 2021	Amount	%
U.S.:
Retail	$147,121	$141,021	$6,100	4.3%
Foodservice	38,882	40,703	(1,821)	(4.5)%
U.S. net revenues	186,003	181,724	4,279	2.4%
International:
Retail	39,829	45,743	(5,914)	(12.9)%
Foodservice	30,663	30,123	540	1.8%
International net revenues	70,492	75,866	(5,374)	(7.1)%
Net revenues	$256,495	$257,590	$(1,095)	(0.4)%

Net revenues from U.S. retail channel sales in the six months ended July 2, 2022 increased $6.1 million, or 4.3%, as compared to the six months ended July 3, 2021. The increase in U.S. retail channel net revenues was primarily due to sales to TPP of Beyond Meat Jerky introduced in the first quarter of 2022, which contributed $26.6 million in net revenues, and, to a lesser extent, by chicken products including Beyond Chicken Tenders, partially offset by decreases in sales of other products.
Net revenues from U.S. foodservice channel sales in the six months ended July 2, 2022 decreased $1.8 million, or 4.5%, primarily due to higher trade discounts. By product, the decrease in sales was primarily due to a decrease in sales of Beyond Breakfast Sausage, partially offset by increased sales of Beyond Sausage and chicken products including Beyond Chicken Tenders.
Net revenues from international retail channel sales in the six months ended July 2, 2022 decreased $5.9 million, or 12.9%, primarily driven by a 21.6% decrease in net revenue per pound, partially offset by an 11.1% increase in pounds sold. The decrease in net revenue per pound was due to list price reductions in the EU, increased trade discounts, unfavorable foreign exchange rate impact and changes in sales mix. By product, the decrease in sales was primarily due to decreases in sales of Beyond Sausage, Beyond Burger and Beyond Beef, partially offset by increases in sales of Beyond Meatballs and Beyond Breakfast Sausage.
Net revenues from international foodservice channel sales in the six months ended July 2, 2022 increased $0.5 million, or 1.8%, primarily due to a 34.5% increase in pounds sold, partially offset by a 24.3% decrease in net revenue per pound due to changes in sales mix, increased trade discounts and unfavorable foreign exchange rate impact. By product, the increase in sales was primarily due to increases in sales of Beyond Burger and chicken products including Beyond Chicken Tenders.
The following table presents total pounds sold by channel for the periods presented:

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	July 2, 2022	July 3, 2021	Amount	%	July 2, 2022	July 3, 2021	Amount	%
U.S.:
Retail	16,057	13,834	2,223	16.1%	28,510	24,962	3,548	14.2%
Foodservice	3,965	4,002	(37)	(0.9)%	6,717	6,884	(167)	(2.4)%
International:
Retail	5,061	4,775	286	6.0%	8,591	7,734	857	11.1%
Foodservice	5,042	3,666	1,376	37.5%	7,623	5,669	1,954	34.5%
Total pounds sold	30,125	26,277	3,848	14.6%	51,441	45,249	6,192	13.7%

Cost of Goods Sold

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	July 2, 2022	July 3, 2021	Amount	%	July 2, 2022	July 3, 2021	Amount	%
Cost of goods sold	$153,202	$102,074	$51,128	50.1%	$262,467	$177,530	$84,937	47.8%

Cost of goods sold increased by $51.1 million, or 50.1%, to $153.2 million, in the three months ended July 2, 2022 as compared to the prior-year period. Cost of goods sold as a percentage of net revenues in the three months ended July 2, 2022 increased to 104.2% from 68.3% of net revenues in the prior-year period. The increase in cost of goods sold was primarily due to increased cost per pound and increased pounds sold compared to the prior-year period. The increase in cost per pound was primarily driven by increases in manufacturing costs including depreciation, materials costs, logistics costs and inventory write-offs and reserves. The introduction of Beyond Meat Jerky in the first quarter of 2022 negatively impacted cost per pound in the three months ended July 2, 2022 compared to the prior-year period. The decrease in revenue per pound in the three months ended July 2, 2022 compared to the prior-year period also had the effect of increasing cost of goods sold as a percentage of net revenues.
Cost of goods sold increased by $84.9 million, or 47.8%, to $262.5 million, in the six months ended July 2, 2022 as compared to the prior-year period. As a percentage of net revenues, cost of goods sold in the six months ended July 2, 2022 increased to 102.3% from 68.9% of net revenues in the prior-year period. The increase in cost of goods sold was due to increased cost per pound and increased pounds sold compared to the prior-year period. The increase in cost per pound was due to manufacturing costs including depreciation, increased materials costs, increased logistics costs and increased inventory write-offs and reserves. The introduction of Beyond Meat Jerky in the first quarter of 2022 negatively impacted cost per pound in the six months ended July 2, 2022 compared to the prior-year period. The decrease in revenue per pound in the six months ended July 2, 2022 compared to the prior-year period also had the effect of increasing cost of goods sold as a percentage of net revenues.
Gross Profit and Gross Margin

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	July 2, 2022	July 3, 2021	Amount	%	July 2, 2022	July 3, 2021	Amount	%
Gross (loss) profit	$(6,162)	$47,352	$(53,514)	(113.0)%	$(5,972)	$80,060	$(86,032)	(107.5)%
Gross margin	(4.2)%	31.7%	(3,590) bps	N/A	(2.3)%	31.1%	(3,340) bps	N/A
Gross profit in the three months ended July 2, 2022 was a loss of $6.2 million as compared to gross profit of $47.4 million in the prior-year period, a decrease of $53.5 million. Gross margin in the three months ended July 2, 2022 decreased to a negative gross margin of (4.2)% from a positive gross margin of 31.7% in the prior-year period. Despite a 14.6% increase in total pounds sold, gross profit and gross margin decreased primarily as a result of increased costs per pound of approximately $1.20 and decreased net revenue per pound of approximately $0.81 in the three months ended July 2, 2022 versus the prior-year period. Included in the cost and revenue per pound impacts were the impact of sales through the liquidation channel and sales of Beyond Meat Jerky. The inventory associated with the liquidation channel sales carried a cost of approximately $10.5 million and we realized revenue of approximately $1.9 million and a loss of approximately $8.7 million on the transaction. Additionally, we estimate Beyond Meat Jerky, which was introduced in the first quarter of 2022, contributed a gross profit loss of approximately $7.7 million in the three months ended July 2, 2022.
Gross profit in the six months ended July 2, 2022 was a loss of $6.0 million as compared to gross profit of $80.1 million in the prior-year period, a decrease of $86.0 million. Gross margin in the six months ended July 2, 2022 decreased to a negative gross margin of (2.3)% from a positive gross margin of 31.1% in the prior-year period. Despite a 13.7% increase in total pounds sold, gross profit and gross margin decreased primarily as a result of increased costs per pound of approximately $1.18 and decreased net revenue per pound of approximately $0.71 in the six months ended July 2, 2022 compared to the prior-year period. Sales of Beyond Meat Jerky and sales into the liquidation channel were both headwinds to gross profit compared to the prior-year period.
We include outbound shipping and handling costs within SG&A expenses. As a result, our gross profit and gross margin may not be comparable to other entities that present shipping and handling costs as a component of cost of goods sold.

Research and Development Expenses

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	July 2, 2022	July 3, 2021	Amount	%	July 2, 2022	July 3, 2021	Amount	%
Research and development expenses	$16,202	$13,823	$2,379	17.2%	$35,880	$29,748	$6,132	20.6%
Research and development expenses increased $2.4 million, or 17.2%, in the three months ended July 2, 2022, as compared to the prior-year period. Research and development expenses increased to 11.0% of net revenues in the three months ended July 2, 2022 from 9.3% of net revenues in the prior-year period primarily due to higher headcount and higher scale-up expenses compared to the prior-year period.
Research and development expenses increased $6.1 million, or 20.6%, in the six months ended July 2, 2022, as compared to the prior-year period. Research and development expenses increased to 14.0% of net revenues in the six months ended July 2, 2022 from 11.5% of net revenues in the prior-year period primarily due to higher headcount and higher new product scale-up expenses compared to the prior-year period.
SG&A Expenses

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	July 2, 2022	July 3, 2021	Amount	%	July 2, 2022	July 3, 2021	Amount	%
Selling, general and administrative expenses	$63,015	$48,286	$14,729	30.5%	$138,129	$87,240	$50,889	58.3%

SG&A expenses increased $14.7 million, or 30.5%, in the three months ended July 2, 2022 to 42.9% of net revenues in the three months ended July 2, 2022, from 32.3% of net revenues in the prior-year period. The increase in SG&A expenses was primarily due to $6.4 million in higher salaries and related expenses resulting from higher headcount, $4.2 million in higher consulting fees, $2.8 million in higher advertising costs, $2.3 million in higher share-based compensation expense, $1.2 million in increased marketing costs and $1.0 million in higher travel-related costs, partially offset by $0.7 million in lower outbound freight costs.
SG&A expenses increased $50.9 million, or 58.3%, in the six months ended July 2, 2022 to 53.9% of net revenues in the six months ended July 2, 2022, from 33.9% of net revenues in the prior-year period. The increase in SG&A expenses was primarily due to $14.4 million in higher salaries and related expenses resulting from higher headcount, $12.7 million in higher advertising costs, $8.5 million in higher marketing expenses, $6.7 million in higher consulting fees, $4.3 million in higher share-based compensation expense, $2.0 million in outbound freight costs, $1.7 million in higher product donation costs, and $1.7 million in travel and related costs, partially offset by $0.8 million in lower product commissions.
Restructuring Expenses
As a result of the termination in May 2017 of an exclusive supply agreement with one of our co- manufacturers due to non-performance under the agreement, we recorded restructuring expenses of $4.3 million and $3.8 million in the three months ended July 2, 2022 and July 3, 2021, respectively, and $7.3 million and $6.3 million in the six months ended July 2, 2022 and July 3, 2021, respectively. The restructuring expenses were primarily related to legal and other expenses associated with the dispute. As of July 2, 2022 and December 31, 2021, there were $2.2 million and $2.7 million, respectively, in accrued and unpaid restructuring expenses. We continue to incur legal fees and other costs in connection with our ongoing efforts to resolve this dispute. See Note 3, Restructuring, and Note 10, Commitments and Contingencies to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Loss from Operations
Loss from operations in the three months ended July 2, 2022 was $89.7 million compared to $18.6 million in the prior-year period. The increase in loss from operations in the three months ended July 2, 2022 was primarily driven by lower gross profit, growth in non-production headcount expenses, increased general and administrative expenses driven by ongoing consulting agreements, greater investment in marketing activities, higher expenses associated with production trial activities, and increased investments in innovation compared to the prior-year period.
Loss from operations in the six months ended July 2, 2022 was $187.3 million compared to $43.2 million in the prior-year period. The increase in loss from operations in the six months ended July 2, 2022 was primarily driven by lower gross profit, growth in non-production headcount expenses, higher advertising costs, higher marketing-related expenses, higher consulting expenses, increased production trial activities and higher share-based compensation expense compared to the prior-year period.
Total Other Expense, net
Total other expense, net in the three months ended July 2, 2022 of $6.0 million included approximately $5.5 million in realized and unrealized foreign currency transaction losses due to unfavorable changes in foreign exchange rates of the Euro and Chinese Yuan and $1.0 million in interest expense from the amortization of convertible debt issuance costs, partially offset by $0.6 million in interest income. Total other expense of $0.8 million in the prior-year period consisted of $1.0 million in interest expense on our debt balances, partially offset by $0.2 million in foreign currency transaction gains and $0.2 million in subsidies received from the Jiaxing Economic Development Zone Finance Bureau for our investment in BYND JX.
Total other expense, net in the six months ended July 2, 2022 of $8.2 million consisted primarily of $6.6 million in realized and unrealized foreign currency transaction losses due to unfavorable changes in foreign exchange rates of the Euro and Chinese Yuan and $2.0 million in interest expense from the amortization of convertible debt issuance costs, partially offset by $0.7 million in interest income. Total other expense, net in the six months ended July 3, 2021 of $3.0 million consisted of $1.3 million in interest expense from the amortization of convertible debt issuance costs, $1.0 million in loss on extinguishment of debt associated with the termination of our bank credit facility, $0.1 million in foreign currency transaction losses, partially offset by $0.2 million in subsidies received from the Jiaxing Economic Development Zone Finance Bureau for our investment in BYND JX.
Net Loss
Net loss was $97.1 million and $197.6 million in the three and six months ended July 2, 2022, respectively, compared to net loss of $19.7 million and $46.9 million in the prior-year periods. Net loss during the three and six months ended July 2, 2022 was primarily due to lower gross profit and higher operating expenses discussed above compared to the prior-year periods.
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
The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net loss, as reported (unaudited):

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net loss, as reported	$(97,134)	$(19,652)	$(197,592)	$(46,918)
Income tax expense	11	2	21	50
Interest expense	1,108	1,022	2,133	1,651
Depreciation and amortization expense	7,729	4,881	14,820	9,207
Restructuring expenses(1)	4,302	3,844	7,328	6,318
Share-based compensation expense	10,306	7,863	19,598	15,239
Other, net(2)	4,902	(180)	6,026	1,390
Adjusted EBITDA	$(68,776)	$(2,220)	$(147,666)	$(13,063)
Net loss as a % of net revenues	(66.1)%	(13.2)%	(77.0)%	(18.2)%
Adjusted EBITDA as a % of net revenues	(46.8)%	(1.5)%	(57.6)%	(5.1)%
____________

(1)	Primarily comprised of legal and other expenses associated with the dispute with a co-manufacturer with whom an exclusive supply agreement was terminated in May 2017.
(2)	(a) Includes $5.5 million and $6.6 million in foreign currency transaction losses in the three and six months ended July 2, 2022, respectively, and $0.2 million in foreign currency transaction gains and $0.1 million in foreign currency transaction losses in the three and six months ended July 3, 2021, respectively.
(b) Includes $1.0 million in loss on extinguishment of debt associated with termination of the Company's credit facility in the six months ended July 3, 2021.

Liquidity and Capital Resources
Convertible Senior Notes
For a discussion about the Notes, see Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Liquidity
Liquidity Outlook
In 2022, our cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and other risks detailed in Part I, Item 1A, “Risk Factors,” of our 2021 10-K and Part II, Item 1A, “Risk Factors” and “Note Regarding Forward-Looking Statements” included elsewhere in this report. The pandemic, inflation, rising interest rates and hostilities in Eastern Europe have led to increased disruption and volatility in capital markets and credit markets generally which could adversely affect our liquidity and capital resources in the future. However, based on our current business plan, we believe that our existing cash balances will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. In the future, we may raise funds by issuing debt or equity securities. Our cash requirements under our significant contractual obligations and commitments are listed below in the section titled “Contractual Obligations and Commitments.” Our future capital requirements may vary materially from those currently planned and will depend on many factors, including the impact of the COVID-19 pandemic; the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; our investment in and build out of our campus headquarters and expanding our Manhattan Beach Project Innovation Center; the expenses associated with our marketing initiatives; our investment in manufacturing and facilities to expand our manufacturing and production capacity; our investments in real property and joint ventures; the costs required to fund domestic and international operations and growth; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us or our directors and officers; the expenses needed to attract and retain skilled personnel; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
Sources of Liquidity
Our primary cash needs are for operating expenses, working capital and capital expenditures to support the planned growth in our business. Prior to our IPO, we financed our operations through private sales of equity securities and through sales of our products. Since our inception and through our IPO, we raised a total of $199.5 million from the sale of convertible preferred stock, including through sales of convertible notes which were converted into preferred stock, net of costs associated with such financings. In connection with our IPO, we sold an aggregate of 11,068,750 shares of our common stock at a public offering price of $25.00 per share and received approximately $252.4 million in net proceeds. In connection with our Secondary Offering, we sold 250,000 shares of our common stock at a public offering price of $160.00 per share and received approximately $37.4 million in net proceeds. In March 2021, we issued $1.2 billion in aggregate principal amount of Notes (see Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report). As of July 2, 2022, we had $454.7 million in cash and cash equivalents.
Cash Flows
In the six months ended July 2, 2022, approximately $102.7 million in aggregate expenditures to purchase inventory, purchase property, plant and equipment and pay escrow payments related to the Campus Lease, and approximately $174.5 million in net cash outflows from other operating, investing and financing activities were funded with our existing cash balance.
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated.

	Six Months Ended
(in thousands)	July 2, 2022	July 3, 2021
Cash (used in) provided by:
Operating activities	$(235,690)	$(120,445)
Investing activities	$(41,988)	$(51,565)
Financing activities	$497	$1,022,074
Net Cash Used in Operating Activities
In the six months ended July 2, 2022, we incurred a net loss of $197.6 million, which was the primary reason for net cash used in operating activities of $235.7 million. Net cash outflows from changes in our operating assets and liabilities were $86.2 million, primarily due to the escrow payments related to the Campus Lease (see Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report), increase in accounts receivable balances and increase in inventory. The cash outflows were partially offset by the increase in accrued expenses and other current liabilities. Net loss in the six months ended July 2, 2022 included $48.1 million in non-cash expenses primarily comprised of share-based compensation expense and depreciation and amortization expense.
In the six months ended July 3, 2021, we recorded a net loss of $46.9 million which was the primary reason for net cash used in operating activities of $120.4 million. Net cash outflows from changes in our operating assets and liabilities were $102.6 million, primarily due to the increase in inventory, increase in accounts receivable balances and escrow payments related to the Campus Lease (see Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report). The cash outflows were partially offset by the increase in accrued expenses and other current liabilities. Net loss in the six months ended July 3, 2021 included $29.1 million in non-cash expenses primarily comprised of share-based compensation expense and depreciation and amortization expense.
Depreciation and amortization expense was $14.8 million and $9.2 million in the six months ended July 2, 2022 and July 3, 2021, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our investment in property, plant and equipment.
In the six months ended July 2, 2022, net cash used in investing activities was $42.0 million and consisted of cash outflows for purchases of property, plant and equipment, primarily driven by continued investments in production equipment and facilities.
In the six months ended July 3, 2021, net cash used in investing activities was $51.6 million and consisted of cash outflows for purchases of property, plant and equipment, primarily driven by continued investments in production equipment and facilities related to our capacity expansion initiatives and international expansion.
Net Cash Provided by Financing Activities
In the six months ended July 2, 2022, net cash provided by financing activities was $0.5 million primarily from $1.3 million in proceeds from stock option exercises, partially offset by $0.8 million in payments of minimum withholding taxes on net share settlement of equity awards and payments under finance lease obligations.
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

Contractual Obligations and Commitments
There have been no significant changes during the six months ended July 2, 2022 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the 2021 10-K, other than the following:
Leases
On January 14, 2021, we entered into the Campus Lease with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), to house our lab and innovation space and headquarters offices in El Segundo, California. As of July 2, 2022, the tenant improvements associated with Phase 1-A had not been completed, and the underlying asset had not been delivered to the Company. Accordingly, there was no lease commencement during the six months ended July 2, 2022. Therefore, we have not recognized an asset or a liability for the Campus Lease in our condensed consolidated balance sheets as of July 2, 2022 and December 31, 2021. We contributed $43.7 million and $59.2 million in payments to a construction escrow account in the six months ended July 2, 2022 and the year ended December 31, 2021, respectively. In the three and six months ended July 2, 2022, we paid $0.5 million and $0.8 million, respectively, in payments towards common area maintenance, parking, and insurance under the Campus Lease. No such payments were made in the three and six months ended July 3, 2021.
Concurrent with our execution of the Campus Lease, as a security deposit, we delivered to the landlord a letter of credit under the revolving credit facility in the amount of $12.5 million. Upon termination of the revolving credit facility, the letter of credit continued in effect, unsecured. See Note 10, Commitments and Contingencies, and Note 4, Leases, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
China Investment and Lease Agreement
In the three months ended July 2, 2022, we amended the lease for our facility in the JXEDZ to extend the term an additional five years without rent escalation. As of July 2, 2022, we had invested $22.0 million and had advanced $20.0 million to our subsidiary, BYND JX. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Investment in The Planet Partnership
On January 25, 2021, we entered into TPP, a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. We believe TPP will allow us to reach more consumers by entering new product categories and distribution channels, increasing accessibility to plant-based protein around the world. We recognized our share of the net losses in TPP in the amount of $1.4 million and $0.2 million for the three months ended July 2, 2022 and July 3, 2021, respectively, and our share of the net losses in TPP in the amount of $2.1 million and $0.6 million for the six months ended July 2, 2022 and July 3, 2021, respectively. In the three months ended July 2, 2022, we also entered into an agreement for a nonrefundable up-front fee associated with our manufacturing and supply agreement with TPP that will be recognized over the estimated term of the manufacturing and supply agreement. See Note 13, Related Party Transactions, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. For the year ended December 31, 2021, we contributed our share of the investment in TPP, $11.0 million, which was increased subsequent to the quarter ended July 2, 2022. See Note 14, Subsequent Events, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Purchase Commitments
As of July 2, 2022, we had a commitment to purchase pea protein inventory totaling $56.4 million in the remainder of 2022, which commitment schedule was amended subsequent to the quarter ended July 2, 2022 to purchase $16.2 million in the remainder of 2022 and $40.2 million in 2023. See Note 14, Subsequent Events, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. In addition, as of July 2, 2022, we had approximately $49.3 million in purchase order commitments for capital expenditures primarily to purchase machinery and equipment and $86.7 million in fee commitments to manufacture products at a co-manufacturer’s facility over a 5-year term (see Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report).
Subsequent to the quarter ended July 2, 2022, on July 27, 2022, we entered into an agreement to purchase certain real property on a neighboring site to our manufacturing facility in Europe located in Enschede, the Netherlands, for cash consideration of approximately €6.3 million. The purchase is expected to close in the second half of 2023 (see Note 14, Subsequent Events, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report).
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
There have been no material changes in our critical accounting policies during the six months ended July 2, 2022, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2021 10-K other than as described in Note 2, Summary of Significant Accounting Policies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
On March 2, 2021, we terminated our revolving credit facility. In the three and six months ended July 2, 2022, we incurred no interest expense related to our bank credit facilities. In the three and six months ended July 3, 2021, we incurred $0 and $0.3 million, respectively, in interest expense related to our bank credit facilities. Upon termination of the revolving credit facility, unamortized debt issuance costs of $1.0 million associated with the revolving credit facility were written off as “Loss on extinguishment of debt,” which is included in “Other, net” in our condensed consolidated statement of operations for the six months ended July 3, 2021. There was no similar transaction in the six months ended July 2, 2022.
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
Ingredient Risk
During the three and six months ended July 2, 2022, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $1.1 million and $1.9 million, respectively, or a decrease of approximately $1.1 million and $1.9 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials. As of July 2, 2022, we had a multi-year sales agreement with Roquette for the supply of pea protein which was amended subsequent to the quarter ended July 2, 2022, to expire in December 2023. See Note 10, Commitments and Contingencies, and Note 14, Subsequent Events to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Foreign Currency Risk
Our foreign exchange risk is primarily related to our intercompany balances denominated in various foreign currencies. We have exposure to the European Euro and the Chinese Yuan. Unrealized translation losses, net of tax, reported as cumulative translation adjustments through “Other comprehensive loss” were $(3.0) million for the six months ended July 2, 2022. Foreign currency transaction losses included in “Other, net” were $(5.5) million and $(6.6) million, respectively, in the three and six months ended July 2, 2022.
Unrealized translation losses, net of tax, reported as cumulative translation adjustments through “Other comprehensive loss” were $(0.7) million for the six months ended July 3, 2021. Foreign currency transaction income (losses) included in “Other, net” were $0.2 million and $(0.1) million, respectively, in the three and six months ended July 3, 2021.
Based on the intercompany balances as of July 2, 2022, an assumed 5% or 10% adverse change to foreign exchange rates would result in a loss of approximately $(3.8) million or $(7.7) million, respectively, recorded in “Other, net.”
Inflation Risk
Although we have seen inflation in certain raw materials, and in the cost of logistics and labor, we do not believe that inflation has had a material effect on the costs of our inputs. Although difficult to quantify, we believe inflation is potentially having an adverse effect on our end customers’ ability to purchase our products, resulting in decreased sales. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended July 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The global spread and unprecedented impact of COVID-19 continues to create significant volatility, uncertainty and economic disruption. COVID-19 has led governments and other authorities around the world to implement significant measures intended to control the spread of the virus, including social distancing measures, business closures or restrictions on operations, quarantines, lockdowns and travel bans. While some of these restrictions have been lifted or eased in many jurisdictions as the rates of COVID-19 infections have decreased or stabilized and various COVID-19 vaccines are being distributed, a resurgence of COVID-19 and the impact of variants of the virus that causes COVID-19 in some markets has slowed the reopening process, could halt or reverse the reopening process, or result in the reinstatement of social distancing measures, business closures, restrictions on operations, quarantines, lockdowns and travel bans. For example, Shanghai, China, began a lockdown in late March 2022 due to an outbreak of COVID-19, resulting in a lockdown of the city, closures of ports and airports, and disruption of commercial activities. Additionally, on November 4, 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration (OSHA) issued a COVID-19 Vaccination and Testing Emergency Temporary Standard requiring all employers with 100 or more employees to ensure that their employees are fully vaccinated or test for COVID-19 on at least a weekly basis. The OSHA rule also requires that these employers provide paid time for employees to get vaccinated, and ensure all unvaccinated workers wear a face mask in the workplace. While the U.S. Supreme Court stayed the OSHA rule in January 2022, it is not currently possible to predict with any certainty whether the stay will be lifted, the exact impact the new regulation would have on our company, suppliers and customers. As a company with more than 100 employees, under the OSHA rule, we would be required to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly. Some employers, including the Company, already have implemented requirements for workers regarding vaccination status, testing, and/or other measures in response to COVID-19. The Company has required compliance with its COVID-19 vaccination policy since October 31, 2021 for all California based employees, and December 31, 2021 for all other U.S. based employees, subject to any special exceptions or other approved reasonable accommodations. This policy and the OSHA standard could result in employee attrition, difficulty securing future labor and supply needs and may have an adverse effect on future profit margins.
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
Impact of COVID-19 on our foodservice channel
COVID-19 has impacted business operations and customer and consumer demand in our foodservice channel as restaurants and other foodservice locations have been required to temporarily close or restrict indoor dining to limit the spread of COVID-19 or because of labor shortages. Although certain of these restrictions were lifted pursuant to multi-step reopening plans and exceptions to allow for carry-out and delivery have enabled certain of our customers to continue to generate business, we experienced a significant deterioration in sales to foodservice customers in 2020. For the year ended December 31, 2021, foodservice channel net revenues were $139.9 million compared to $106.2 million in the prior year. For the first half of 2022, foodservice channel net revenues were $69.5 million compared to $70.8 million in the prior-year period, a (1.8)% decline. Our foodservice channel net revenues showed recovery in the year ended December 31, 2021 from the severely depressed levels seen in the prior-year period, however foodservice channel net revenues for the first half of 2022 decreased from the same period in the prior year. There is continued uncertainty related to the COVID-19 infection rates, as well as the reimplementation of safety measures in certain jurisdictions, and potential impact on customer demand levels. We expect to also continue to be impacted by decreased customer and consumer demand as a result of event cancellations and social distancing, government-imposed restrictions on public gatherings and businesses, and temporary restaurant and retail store closures and operating restrictions. Closures or scaled back operations have also resulted in delays in tests or launches of our products among our foodservice customers.
Impact of COVID-19 on our retail channel
While we initially experienced an increase in retail demand during the second quarter of 2020 as consumers shifted toward more at-home consumption as a result of the pandemic, the level of retail demand meaningfully slowed during the third and fourth quarters of 2020 and continued into 2021. For example, for the second quarter ended July 3, 2021, we generated retail channel net revenues of $105.7 million, compared to $73.8 million in the third quarter ended October 2, 2021, and $64.3 million in the fourth quarter ended December 31, 2021. For the first half of 2022, retail channel net revenues were $187.0 million compared to $186.8 million in the prior-year period, a 0.1% increase. The continuing impact of COVID-19 remains highly uncertain. It is, therefore, difficult to predict retail demand levels going forward. Additionally, we could suffer product inventory losses or markdowns and lost revenue in the event of the loss or a shutdown of a major supplier, co-manufacturer or distributor, disruption of our distribution network, or decreased consumer confidence and spending, including because of labor shortages. We also have been providing heavier discounting on some of our products in response to COVID-19 and increased competition. Although these actions are intended to build brand awareness and increase consumer trials of our products, they have and are likely to continue to have a negative impact on our net revenues, gross profit, gross margin and profitability, impacting period-over-period results.

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
Also in the second quarter of 2021, several commercial trials of certain of our manufacturing processes were completed in our new end-to-end manufacturing facility in the Jiaxing Economic & Technological Development Zone near Shanghai. In the third quarter of 2021, the facility successfully completed the qualification of extrusion production capabilities and in the fourth quarter of 2021, the facility successfully completed the international Food Safety System Certification (FSSC) 22000 and ISA Halal certification. The facility completed commercialization of end-to-end production at the end of 2021. In the fourth quarter of 2021, we also leased a 12,100 square foot facility in Shanghai, which will be used as a local research and development facility to support our local manufacturing operations. The timing and success of our ongoing international expansion efforts may be negatively impacted by COVID-19, which could impede our anticipated growth, including as a result of zero-COVID policies in China or elsewhere.
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
Our inability to streamline operations and improve cost efficiencies could result in the contraction of our business and the implementation of significant cost cutting measures.
We have undertaken efforts to streamline operations and improve cost efficiencies including related to our supply chain, marketing and commercialization efforts. For example, on August 3, 2022, we announced a reduction-in-force affecting approximately 4% of our global workforce. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operating results from these efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions in the future. Furthermore, our workforce reductions may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. We may also discover that the reductions in workforce and cost cutting measures will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. Moreover, there is no assurance we will be successful in our efforts. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, and results of operations.
We are undergoing a realignment of our organizational and reporting structure. There are no assurances that we will be able to successfully implement this change.
Our management reporting structure is undergoing change to realign key roles and responsibilities. Such a management transition may subject us to a number of risks, including risks pertaining to coordination and reallocation of responsibilities and tasks, new or different management systems and processes, differences in management style, and effects on corporate culture. In addition, our operations may be adversely affected if our management does not work together harmoniously, efficiently allocate responsibilities between themselves, or implement and abide by effective controls.
If we fail to effectively expand or optimize our manufacturing and production capacity, accurately forecast demand for our products or quickly respond to forecast changes, our business and operating results and our brand reputation could be harmed.
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
We may not be able to utilize our capacity efficiently or accurately plan our capacity requirements, which may adversely affect our gross margin, business and operating results.
If we overestimate our demand and overbuild our capacity or inventory, we may have significantly underutilized assets. Underutilization of our manufacturing and/or co-manufacturing facilities can adversely affect our gross margin and other operating results. If demand for our products experiences a prolonged decrease, we may be required to terminate or make penalty-type payments under certain supply chain arrangements, close or idle facilities and write down our long-lived assets or shorten the useful lives of underutilized assets and accelerate depreciation, which would increase our expenses.
If demand does not materialize at the rate forecasted, we may not be able to scale back our manufacturing expenses or overhead costs quickly enough to correspond to the lower than expected demand. This could result in lower margins and adversely impact our business and results of operations. Additionally, if product demand decreases or we fail to forecast demand accurately, our results may be adversely impacted due to higher costs resulting from lower manufacturing utilization, causing higher fixed costs per unit produced. Further, we may be required to recognize excess or obsolete inventory write-off charges, or excess capacity charges, which would have a negative impact on our results of operations.
If we are unable to sell our inventory in a timely manner, it could become obsolete, which could require us to write-down or write off obsolete inventory, which could harm our operating results.
There is a risk that we may be unable to sell our inventory in a timely manner to avoid it becoming obsolete. If we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, we would be required to increase our inventory reserves or write off obsolete inventory and our operating results could be substantially harmed. Alternatively, we may be required to mark down certain products to sell any excess inventory or to sell such inventory through liquidation channels at significantly lower prices, which would negatively impact our business and operating results.
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
Increases in the price of raw materials, labor, wages, energy or other inputs that we or our suppliers use in manufacturing and supplying products, along with logistics, transportation, shipping, fuel and other related costs, has led to higher production and shipping costs for our products. Any increase in the cost of inputs to our production could lead to higher costs for our products in our foodservice and retail channels and could negatively impact our operating results and future profitability. General inflation, including rising energy prices, interest rates and wages, currency volatility and monetary, fiscal and policy interventions by national or regional governments in reaction to such events could have negative impacts on our business by increasing our operating costs and our borrowing costs as well as decreasing the capital available for our customers to purchase our products. The United States Federal Reserve raised its benchmark interest rate by three-quarters of a percentage point in June 2022 and again in July 2022. Several other central banks, including the European Central Bank, have signaled increases in benchmark interest rates. Rising interest rates increase our borrowing costs potentially decreasing our profitability. Additionally, increased borrowing costs faced by our customers could result in decreased demand for our products. The impact of inflation could also reduce consumer confidence and decrease consumer discretionary spending, including spending to purchase our products, and negatively affect trends in consumer purchasing patterns due to changes in consumers’ disposable income, credit availability and debt levels.
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
Since our inception, substantially all of our resources have been dedicated to the development of our three core plant-based product platforms of beef, pork and poultry, including purchases of property, plant and equipment, principally to support the development and production of our products, the build-out and equipping of our Manhattan Beach Project Innovation Center, and the purchase, build-out and equipping of manufacturing facilities in the U.S. and abroad. We have and believe that we will continue to expend substantial resources as we expand into additional markets we may choose to pursue. These expenditures are expected to include costs associated with research and development, manufacturing and supply, as well as marketing and selling existing and new products. In addition, other unanticipated costs may arise.
As of July 2, 2022, we had cash and cash equivalents of $454.7 million. Our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, reduction in the market price of our common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, the capital markets may experience extreme volatility and disruption, including rising interest rates and higher borrowing costs, which could make it more difficult for us to raise capital. If we cannot access the capital markets upon favorable terms or at all, it may impact our ability to achieve our goals.
Our future capital requirements depend on many factors, including:
•the impact of the COVID-19 pandemic;
•the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets;
•our investment in and build out of our campus headquarters and expanding our Manhattan Beach Project Innovation Center;
•the expenses associated with our marketing initiatives;
•our investment in manufacturing and facilities to expand our manufacturing and production capacity;
•our investments in real property and joint ventures;
•the costs required to fund domestic and international operations and growth;
•the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes;
•any lawsuits related to our products or commenced against us or our directors and officers;
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

For example, in 2018, the state of Missouri passed a law prohibiting any person engaged in advertising, offering for sale, or sale of food products from misrepresenting a product as meat that is not derived from harvested production livestock or poultry. The state of Missouri Department of Agriculture has clarified its interpretation that products which include prominent disclosure that the product is “made from plants,” or comparable disclosure such as through the use of the phrase “plant-based,” are not misrepresented under the Missouri law. Additional states, including Arkansas, Georgia, Mississippi, Louisiana, Oklahoma, South Dakota and Wyoming, have subsequently passed similar laws, and legislation that would impose specific requirements on the naming of plant-based meat products is currently pending in a number of other states. The United States Congress recently considered (but did not pass) federal legislation, called the Real MEAT Act, that could require changes to our product labeling and marketing, including identifying products as “imitation” meat products, and that would give USDA certain oversight over the labeling of plant-based meat products. If similar bills gain traction and ultimately become law, we could be required to identify our products as “imitation” in our product labels. Further, FDA has announced that it is developing guidance on naming plant-based meat alternatives that could impact our naming expectations. Canadian Food and Drug Regulations also provide requirements for “simulated meat” products, including requirements around composition and naming.
In Europe, the Agriculture Committee of the European Parliament proposed in May 2019 to reserve the use of “meat” and meat-related terms and names for products that are manufactured from the edible parts of animals. In October 2020, the European Parliament rejected the adoption of this provision. In the absence of European Union legislation, Member States remain free to establish national restrictions on meat-related names. In June 2020, France adopted a law prohibiting names to indicate foodstuffs of animal origin to describe, market, or promote foodstuffs containing vegetable proteins. In October 2021, France published a draft implementing decree (the “Decree”), to define, for example, the sanctions in case of non-compliance with the new law. The Decree was published on June 29, 2022, and was slated to enter into force on October 1, 2022. We do not believe that the Decree complies with the laws of the European Union (EU), in particular the principle of free movement of goods. On July 27, 2022, at the request of a trade association, the French High Administrative Court partially suspended the execution of the Decree. This signals that there are indeed serious doubts as to the lawfulness of the Decree, though the suspension is only partial and temporary until the Court rules on the merits of the case. We understand that at least two more trade associations are also considering litigation. The Company intends to support these trade associations by also filing an application for annulment against the Decree.
France is the first EU Member State to adopt such a law. Should other EU Member State regulatory authorities take action with respect to the use of the term “meat” or similar claims, such that we are unable to use those terms with respect to our plant-based products, we could be subject to enforcement action or recall of our products marketed with these terms, we may be required to modify our marketing strategy, or required to identify our products as “imitation” in our product labels, and our business, prospects, results of operations or financial condition could be adversely affected.
Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.
From time to time, we may be party to various claims and litigation proceedings. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates. For information regarding pending legal proceedings, please see Part II, Item I, Legal Proceedings and Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	10-Q	6/12/2019	3.1
3.2	Amended and Restated Bylaws.	10-Q	6/12/2019	3.2
4.1	Form of Common Stock Certificate.	S-1/A	3/27/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated as of October 5, 2018, by and among the Registrant and the other parties thereto.	S-1	11/16/2018	4.2
4.3	Description of Registrant’s securities	10-K	3/19/2020	4.3
4.4	Indenture, dated as of March 5, 2021, between Beyond Meat, Inc. and U.S. Bank National Association, as trustee.	8-K	3/05/2021	4.1
4.5	Form of certificate representing 0% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.1 to the Form 8-K filed on March 5, 2021).	8-K	3/05/2021	4.1
10.1*	Fourth Amendment dated as of May 23, 2022 to Lease dated as of July 1, 2021, as amended, by and between Smoky Hollow Industries, LLC and Registrant.				X
10.2*	Fifth Amendment dated as of June 21, 2022 to Lease dated as of July 1, 2021, as amended, by and between Smoky Hollow Industries, LLC and Registrant.				X
10.3*	First Amendment dated as of August 3, 2022 to the Multi-Year Sales Agreement dated January 10, 2020, by and between Roquette Frères and Beyond Meat, Inc.				X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
_________________
* Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
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

BEYOND MEAT, INC.

Date:	August 11, 2022	By:	/s/ Ethan Brown
Ethan Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2022	By:	/s/ Philip E. Hardin
Philip E. Hardin
Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)