Form 10-Q
period 2022-10-01
BEYOND MEAT, INC.
filed 2022-11-10
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                Yes  ☐   No  ☒
As of November 9, 2022, the registrant had 63,742,313 shares of common stock, $0.0001 par value per share, outstanding.

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
•reduced consumer confidence and changes in consumer spending, including spending to purchase our products, and negative trends in consumer purchasing patterns due to consumers’ disposable income, credit availability and debt levels, as well as due to recessionary and inflationary pressures;
•factors negatively impacting demand in the plant-based meat category;
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
•the impact of adverse and uncertain economic and political conditions in the U.S. and international markets, including due to an economic recession, downturn or periods of rising or high inflation;
•the volatility of capital markets and other macroeconomic factors, including due to geopolitical tensions or the outbreak of hostilities or war;
•foreign exchange rate fluctuations;
•risks and uncertainties related to certain cost-reduction initiatives, workforce reductions, executive leadership changes, and the timing and success of achieving certain financial goals or cash flow positive targets;
•our ability to streamline operations and improve cost efficiencies, which could result in the contraction of our business and the implementation of significant cost cutting measures such as downsizing and exiting certain operations, domestically and/or abroad;
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
•changes in the retail landscape, including the timing and level of trade and promotion discounts, our ability to maintain and grow market share and increase household penetration, repeat purchases, buying rates (amount spent per buyer) and purchase frequency, and our ability to maintain and increase sales velocity of our products;
•changes in the foodservice landscape, including the timing and level of marketing and other financial incentives to assist in the promotion of our products, our ability to maintain and grow market share and attract and retain new foodservice customers or retain existing foodservice customers, and our ability to introduce and sustain offering of our products on menus;
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
•our ability to accurately forecast our future results of operations and financial goals or targets, including fluctuations in demand for our products and in the plant-based meat category generally and increased competition;
•our ability to accurately forecast demand for our products and manage our inventory, including the impact of customer orders ahead of holidays and shelf reset activities, customer and distributor changes such as reductions in targeted inventory levels, and supply chain and labor disruptions;
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
•the success of our marketing initiatives and the ability to maintain and grow brand awareness, maintain, protect and enhance our brand, attract and retain new customers and maintain and grow our market share;
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
•the availability of pea and other proteins that meet our standards;
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
•management and key personnel changes, the attraction, training and retention of qualified employees and key personnel, and our ability to maintain our company culture;
•the effects of organizational changes including reductions-in-force, senior management changes and realignment of reporting structures;
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
•our ability to meet our obligations under our campus innovation and headquarters lease (“Campus Lease”), the timing of occupancy and completion of the build-out of our space, cost overruns, delays and the impact of COVID-19, workforce reductions or other cost-reduction initiatives on our space demands;
•our ability to meet our obligations under leases for our corporate offices, manufacturing facilities and warehouses, or risks related to excess space capacity under our leases due to workforce reductions or other cost-reduction initiatives;
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
•the financial condition of, and our relationships with our suppliers, co-manufacturers, distributors, retailers and foodservice customers, and their future decisions regarding their relationships with us;
•our ability and the ability of our suppliers and co-manufacturers to comply with food safety, environmental or other laws or regulations;
•seasonality, including increased levels of purchasing by customers ahead of holidays, customer shelf reset activity and the timing of product restocking by our retail customers;
•the sufficiency of our cash and cash equivalents to meet our liquidity needs and service our indebtedness, and our ability to access capital markets upon favorable terms, including due to rising interest rates and market volatility;
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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “might,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “seek,” “would” or “continue,” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.
This report also contains estimates and other statistical data obtained from independent parties and by us relating to market size and growth and other data about our industry and ultimate consumers. The number of retail and foodservice outlets where Beyond Meat branded products are available was derived from data through September 2022. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates and data.
All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date of this report. You should not put undue reliance on any forward-looking statements. We assume no obligation to publicly update or revise any forward-looking statements because of new information, future events, changes in assumptions or otherwise, except to the extent required by applicable laws. If we update
v

one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
“Beyond Meat,” “Beyond Burger,” “Beyond Beef,” “Beyond Sausage,” “Beyond Breakfast Sausage,” “Beyond Meatballs,” “Beyond Chicken,” “Beyond Steak,” “Beyond Popcorn Chicken,” the Caped Steer Logo, and “Eat What You Love,” are registered or pending trademarks of Beyond Meat, Inc. in the United States and, in some cases, in certain other countries. All other brand names or trademarks appearing in this report are the property of their respective holders. Solely for convenience, the trademarks and trade names contained herein are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	October 1, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$390,176	$733,294
Accounts receivable, net	34,949	43,806
Inventory	246,987	241,870
Prepaid expenses and other current assets	23,868	33,078
Total current assets	$695,980	$1,052,048
Property, plant, and equipment, net	262,595	226,489
Operating lease right-of-use assets	88,335	26,815
Prepaid lease costs, non-current	80,533	59,188
Other non-current assets, net	6,670	6,836
Investment in unconsolidated joint venture	7,174	8,023
Total assets	$1,141,287	$1,379,399
Liabilities and Stockholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$68,676	$69,040
Wages payable	2,348	155
Accrued bonus	148	128
Current portion of operating lease liabilities	4,585	4,458
Accrued expenses and other current liabilities	14,693	20,226
Short-term finance lease liabilities	226	182
Total current liabilities	$90,676	$94,189
Long-term liabilities:
Convertible senior notes, net	$1,132,624	$1,129,674
Operating lease liabilities, net of current portion	56,484	22,599
Finance lease obligations and other long-term liabilities	3,547	442
Total long-term liabilities	$1,192,655	$1,152,715
Commitments and Contingencies (Note 10)
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	October 1, 2022	December 31, 2021
Stockholders’ (deficit) equity:
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	$—	$—
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 63,735,625 and 63,400,899 shares issued and outstanding at October 1, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	539,399	510,014
Accumulated deficit	(676,242)	(376,972)
Accumulated other comprehensive loss	(5,207)	(553)
Total stockholders’ (deficit) equity	$(142,044)	$132,495
Total liabilities and stockholders’ (deficit) equity	$1,141,287	$1,379,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net revenues	$82,500	$106,432	$338,995	$364,022
Cost of goods sold	97,340	83,456	359,807	260,986
Gross (loss) profit	(14,840)	22,976	(20,812)	103,036
Research and development expenses	13,413	14,862	49,293	44,610
Selling, general and administrative expenses	54,495	56,362	192,624	143,602
Restructuring expenses	6,993	5,750	14,321	12,068
Total operating expenses	74,901	76,974	256,238	200,280
Loss from operations	(89,741)	(53,998)	(277,050)	(97,244)
Other (expense) income, net
Interest expense	(1,040)	(1,005)	(3,173)	(2,656)
Other, net	(2,151)	759	(8,177)	(631)
Total other expense, net	(3,191)	(246)	(11,350)	(3,287)
Loss before taxes	(92,932)	(54,244)	(288,400)	(100,531)
Income tax (benefit) expense	—	(23)	21	27
Equity in losses of unconsolidated joint venture	8,746	595	10,849	1,176
Net loss	$(101,678)	$(54,816)	$(299,270)	$(101,734)
Net loss per share available to common stockholders—basic and diluted	$(1.60)	$(0.87)	$(4.71)	$(1.61)
Weighted average common shares outstanding—basic and diluted	63,694,592	63,280,122	63,579,763	63,111,703
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net loss	$(101,678)	$(54,816)	$(299,270)	$(101,734)
Other comprehensive loss, net of tax:
Foreign currency translation loss, net of tax	(1,672)	(1,040)	(4,654)	(1,738)
Comprehensive loss, net of tax	$(103,350)	$(55,856)	$(303,924)	$(103,472)
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2021	63,400,899	$6	$510,014	$(376,972)	$(553)	$132,495
Net loss	—	—	—	(100,458)	—	(100,458)
Issuance of common stock under equity incentive plans, net	124,500	—	375	—	—	375
Share-based compensation for equity classified awards	—	—	9,292	—	—	9,292
Foreign currency translation adjustment	—	—	—	—	(723)	(723)
Balance at April 2, 2022	63,525,399	$6	$519,681	$(477,430)	$(1,276)	$40,981
Net loss	—	—	—	(97,134)	—	(97,134)
Issuance of common stock under equity incentive plans, net	117,970	—	165	—	—	165
Share-based compensation for equity classified awards	—	—	10,306	—	—	10,306
Foreign currency translation adjustment	—	—	—	—	(2,259)	(2,259)
Balance at July 2, 2022	63,643,369	$6	$530,152	$(574,564)	$(3,535)	$(47,941)
Net loss	—	—	—	(101,678)	—	(101,678)
Issuance of common stock under equity incentive plans, net	92,256	—	(3)	—	—	(3)
Share-based compensation for equity classified awards	—	—	9,250	—	—	9,250
Foreign currency translation adjustment	—	—	—	—	(1,672)	(1,672)
Balance at October 1, 2022	63,735,625	$6	$539,399	$(676,242)	$(5,207)	$(142,044)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Nine Months Ended
	October 1, 2022	October 2, 2021
Cash flows from operating activities:
Net loss	$(299,270)	$(101,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,255	14,910
Non-cash lease expense	3,389	2,351
Share-based compensation expense	28,848	21,624
Loss on sale of fixed assets	946	199
Amortization of debt issuance costs	2,951	2,338
Loss on extinguishment of debt	—	1,037
Equity in losses of unconsolidated joint venture	10,849	1,176
Unrealized losses on foreign currency transactions	11,160	—
Net change in operating assets and liabilities:
Accounts receivable	7,703	(13,495)
Inventories	(12,411)	(73,557)
Prepaid expenses and other assets	7,802	(13,249)
Accounts payable	(2,922)	965
Accrued expenses and other current liabilities	(3,429)	18,176
Prepaid lease costs, non-current	(49,063)	(49,456)
Operating lease liabilities	(3,177)	(2,332)
Long-term liabilities	3,022	—
Net cash used in operating activities	$(270,347)	$(191,047)
Cash flows from investing activities:
Purchases of property, plant and equipment	$(59,952)	$(104,301)
Payment of security deposits	(752)	(132)
Payments for investment in joint venture	$(10,000)	$—
Net cash used in investing activities	$(70,704)	$(104,433)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	$—	$1,150,000
Purchase of capped calls related to convertible senior notes	—	(83,950)
Debt issuance costs	—	(23,605)
Repayment of revolving credit facility	—	(25,000)
Principal payments under finance lease obligations	(152)	(130)
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Nine Months Ended
	October 1, 2022	October 2, 2021
Proceeds from exercise of stock options	1,610	7,554
Payments of minimum withholding taxes on net share settlement of equity awards	(1,073)	(2,749)
Net cash provided by financing activities	$385	$1,022,120
Net (decrease) increase in cash and cash equivalents	$(340,666)	$726,640
Effect of exchange rate changes on cash	(2,452)	675
Cash and cash equivalents at the beginning of the period	733,294	159,127
Cash and cash equivalents at the end of the period	$390,176	$886,442
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3	$323
Taxes	$21	$24
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$9,639	$2,653
Non-cash additions to financing leases	$280	$580
Operating lease right-of-use assets obtained in exchange for lease liabilities	$37,134	$14,269
Reclassification of prepaid lease costs to operating lease right-of-use assets	$27,718	$—
Reclassification of other current liability to additional paid-in capital in connection with the share-settled obligation	$—	$2,535
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
As of October 1, 2022, approximately 85% of the Company’s assets were located in the United States.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The global spread and unprecedented impact of COVID-19 continues to create significant volatility, uncertainty and economic disruption. The Company’s operations and its financial results including net revenues, gross profit, gross margin and operating expenses were negatively impacted by COVID-19 in 2020, 2021 and the first nine months of 2022. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), the impact of variants of the virus that causes COVID-19, the wide distribution and public acceptance of COVID-19 vaccines, labor needs at the Company as well as in the supply chain and at customers, compliance with government or employer COVID-19 vaccine mandates and the resulting impact on available labor, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business, results of operations, financial condition or liquidity. While the ultimate health and economic impact of COVID-19 continues to be highly uncertain, the Company expects that the adverse impact of COVID-19 on its business and results of operations, including its net revenues, gross profit, gross margin, earnings and cash flows, will continue in the remainder of 2022. Future events and effects related to the COVID-19 pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts.
Note 2. Summary of Significant Accounting Policies
A detailed description of the Company's significant accounting policies can be found in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 2, 2022 (the “2021 10-K”). There have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2021 10-K, except as noted below.
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
Foreign Currency
Foreign currency translation loss, net of tax, reported as cumulative translation adjustment through “Other comprehensive loss” was $(1.7) million and $(1.0) million for the three months ended October 1, 2022 and October 2, 2021, respectively.
Foreign currency translation loss, net of tax, reported as cumulative translation adjustment through “Other comprehensive loss” was $(4.7) million and $(1.7) million for the nine months ended October 1, 2022 and October 2, 2021, respectively.
Realized and unrealized foreign currency transaction losses included in “Other, net” were $(3.9) million and $(10.5) million in the three and nine months ended October 1, 2022, respectively. Realized and unrealized foreign currency transaction losses included in “Other, net” were $(0.2) million and $(0.4) million in the three and nine months ended October 2, 2021, respectively.
Fair Value of Financial Instruments
The Company had no financial instruments measured at fair value on a recurring basis as of October 1, 2022 and December 31, 2021.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 for the three and nine months ended October 1, 2022.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Revenue Recognition
At the end of each accounting period, the Company recognizes a contra asset to accounts receivable for estimated sales discounts that have been incurred but not paid which totaled $4.6 million and $3.6 million as of October 1, 2022 and December 31, 2021, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.
Presentation of Net Revenues by Channel
The following table presents the Company’s net revenues by channel:

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net revenues:
U.S.:
Retail	$46,177	$52,361	$193,298	$193,382
Foodservice	15,994	15,139	54,876	55,842
U.S. net revenues	62,171	67,500	248,174	249,224
International:
Retail	10,195	21,391	50,024	67,134
Foodservice	10,134	17,541	40,797	47,664
International net revenues	20,329	38,932	90,821	114,798
Net revenues	$82,500	$106,432	$338,995	$364,022
One customer accounted for approximately 11% of the Company’s gross revenues in the three months ended October 1, 2022 and two distributors accounted for approximately 13% and 11%, respectively, of the Company’s gross revenues in the three months ended October 2, 2021. One distributor accounted for approximately 11% of the Company’s gross revenues in the nine months ended October 1, 2022 and two distributors accounted for approximately 12% and 11%, respectively, of the Company’s gross revenues in the nine months ended October 2, 2021. No other distributor or customer accounted for more than 10% of the Company’s gross revenues in the three and nine months ended October 1, 2022 and October 2, 2021.
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
Shipping and Handling Costs
Outbound shipping and handling costs included in selling, general and administrative (“SG&A”) expenses in the three months ended October 1, 2022 and October 2, 2021 were $3.3 million and $5.9 million, respectively. Outbound shipping and handling costs included in SG&A expenses in the nine months ended October 1, 2022 and October 2, 2021 were $13.5 million and $14.0 million, respectively.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Recently Adopted Accounting Pronouncements
None.
Note 3. Restructuring
In May 2017, management approved a plan to terminate the Company’s exclusive supply agreement (the “Agreement”) with one of its co-manufacturers, due to non-performance under the Agreement and on May 23, 2017, the Company notified the co-manufacturer of its decision to terminate the Agreement. In the three months ended October 1, 2022 and October 2, 2021, the Company recorded $7.0 million and $5.8 million, respectively, in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. In the nine months ended October 1, 2022 and October 2, 2021, the Company recorded $14.3 million and $12.1 million, respectively, in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. As of October 1, 2022 and December 31, 2021, the Company had $4.1 million and $2.7 million, respectively, in accrued and unpaid restructuring expenses. Subsequent to the quarter ended October 1, 2022, on October 18, 2022, the parties to this dispute entered into a confidential written settlement agreement and mutual release in connection with this matter. See Note 10 for further information.
Note 4. Leases
Leases are classified as either finance leases or operating leases based on criteria in Accounting Standards Codification 842. The Company has operating leases for its corporate offices, including its Manhattan Beach Project Innovation Center, its manufacturing facilities, commercialization center, warehouses and vehicles, and to a lesser extent, certain equipment and finance leases. Such leases generally have original lease terms between two and 16 years, and often include one or more options to renew. Some leases also include early termination options, which can be exercised under specific conditions. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company does not have residual value guarantees or material restrictive covenants associated with its leases.
On January 14, 2021, the Company entered into the Campus Lease, a 12-year lease with two 5-year renewal options to house its corporate headquarters, lab and innovation space (the “Premises”) in El Segundo, California. Although the Company is involved in the design of the tenant improvements of the Premises, the Company does not have title or possession of the assets during construction. In addition, the Company does not have the ability to control the leased Premises until each phase of the tenant improvements is complete. The Company contributed $49.1 million and $59.2 million in payments towards the construction of the Premises in the nine months ended October 1, 2022 and the year ended December 31, 2021, respectively. These payments are initially recorded in “Prepaid lease costs, non-current” in the Company’s condensed consolidated balance sheets and will ultimately be reclassified as a component of a right-of-use asset upon lease commencement for each phase of the lease. On September 15, 2022, the tenant improvements associated with Phase 1-A were completed, and the underlying asset was delivered to the Company. As such, the Company has recognized a $64.1 million right-of-use asset, which includes the reclassification of $27.7 million of the construction payments previously included in “Prepaid lease costs, non-current,” and a $36.6 million lease liability for Phase 1-A of the Campus Lease in its condensed consolidated balance sheet as of October 1, 2022. Therefore, Phase 1-A of the Campus Lease is included in the tables below.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Lease costs for operating and finance leases were as follows:

		Three Months Ended
(in thousands)	Statement of Operations Location	October 1, 2022	October 2, 2021
Operating lease cost:
Lease cost	Cost of goods sold	$413	$535
Lease cost	Research and development expenses	806	155
Lease cost	Selling, general and administrative expenses	407	141
Variable lease cost(1)	Cost of goods sold	51	1
Variable lease cost(1)	Research and development expenses	75	—
Variable lease cost(1)	Selling, general and administrative expenses	304	—
Operating lease cost		$2,056	$832
Short-term lease cost	Selling, general and administrative expenses	$147	$72
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$54	$47
Interest on lease liabilities	Interest expense	3	5
Finance lease cost		$57	$52
Total lease cost		$2,260	$956
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

		Nine Months Ended
(in thousands)	Statement of Operations Location	October 1, 2022	October 2, 2021
Operating lease cost:
Lease cost	Cost of goods sold	$1,175	$1,630
Lease cost	Research and development expenses	1,871	494
Lease cost	Selling, general and administrative expenses	2,270	486
Variable lease cost(1)	Cost of goods sold	213	30
Variable lease cost(1)	Research and development expenses	75	—
Variable lease cost(1)	Selling, general and administrative expenses	304	—
Operating lease cost		$5,908	$2,640
Short-term lease cost	Selling, general and administrative expenses	$446	$185
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$144	$131
Interest on lease liabilities	Interest expense	15	15
Finance lease cost		$159	$146
Total lease cost		$6,513	$2,971
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental balance sheet information as of October 1, 2022 and December 31, 2021 related to leases are as follows:

(in thousands)	Balance Sheet Location	October 1, 2022	December 31, 2021
Assets
Operating leases	Operating lease right-of-use assets	$88,335	$26,815
Finance leases, net	Property, plant and equipment, net	745	615
Total lease assets		$89,080	$27,430

Liabilities
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$4,585	$4,458
Finance lease liabilities	Short-term finance lease liabilities	226	182
Long-term:
Operating lease liabilities	Operating lease liabilities, net of current portion	56,484	22,599
Finance lease liabilities	Finance lease obligations and other long-term liabilities	525	442
Total lease liabilities		$61,820	$27,681

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year, as of October 1, 2022:

	October 1, 2022
(in thousands)	Operating Leases	Finance Leases
Remainder of 2022	$1,647	$64
2023	7,699	244
2024	7,200	209
2025	6,725	178
2026	6,572	72
2027	6,168	34
Thereafter	58,894	—
Total undiscounted future minimum lease payments	94,905	801
Less imputed interest	(33,836)	(50)
Total discounted future minimum lease payments	$61,069	$751

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Weighted average remaining lease terms and weighted average discount rates were:

	October 1, 2022
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	12.9	3.6
Weighted average discount rate	6.1%	3.6%

Note 5. Inventories
Major classes of inventory were as follows:

(in thousands)	October 1, 2022	December 31, 2021
Raw materials and packaging	$139,773	$129,974
Work in process	47,087	50,227
Finished goods	60,127	61,669
Total	$246,987	$241,870
Note 6. Property, Plant and Equipment
The Company records property, plant, and equipment at cost and includes finance lease assets in “Property, plant and Equipment, net” in its condensed consolidated balance sheets. A summary of property, plant, and equipment as of October 1, 2022 and December 31, 2021, is as follows:

(in thousands)	October 1, 2022	December 31, 2021
Manufacturing equipment	$159,669	$115,412
Research and development equipment	16,948	16,837
Leasehold improvements	22,539	20,250
Building	22,276	22,937
Finance leases	1,093	867
Software	2,355	1,297
Furniture and fixtures	863	868
Vehicles	584	584
Land	5,282	5,434
Assets not yet placed in service	105,828	95,455
Total property, plant and equipment	$337,437	$279,941
Less: accumulated depreciation and amortization	74,842	53,452
Property, plant and equipment, net	$262,595	$226,489
Depreciation and amortization expense for the three months ended October 1, 2022 and October 2, 2021 was $8.4 million and $5.7 million, respectively. Of the total depreciation and amortization expense in the three months ended October 1, 2022 and October 2, 2021, $7.3 million and $4.7 million, respectively, were recorded in cost of goods sold; $1.0 million and $0.9 million, respectively, were recorded in research and development expenses; and $0.1 million and $0.1 million, respectively, were recorded in SG&A expenses in the Company’s condensed consolidated statements of operations.
Depreciation and amortization expense for the nine months ended October 1, 2022 and October 2, 2021 was $23.3 million and $14.9 million, respectively. Of the total depreciation and amortization expense

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

in the nine months ended October 1, 2022 and October 2, 2021, $19.8 million and $12.1 million, respectively, were recorded in cost of goods sold; $3.0 million and $2.7 million, respectively, were recorded in research and development expenses; and $0.4 million and $0.1 million, respectively, were recorded in SG&A expenses in the Company’s condensed consolidated statements of operations.
The Company concluded that no property, plant and equipment met the criteria for assets held for sale as of October 1, 2022 and December 31, 2021. Previous amounts classified as assets held for sale were sold for amounts that approximated book value for which a note receivable of $3.8 million, net of payments received, had been recorded. The note receivable is included in “Other non-current assets, net” in the Company’s condensed consolidated balance sheet at October 1, 2022 and December 31, 2021.
Note 7. Debt
The following is a summary of debt balances as of October 1, 2022 and December 31, 2021:

(in thousands)	October 1, 2022	December 31, 2021
Convertible senior notes	$1,150,000	$1,150,000
Debt issuance costs	(17,376)	(20,326)
Convertible senior notes, net	$1,132,624	$1,129,674
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
The total amount of debt issuance costs of $23.6 million was recorded as a reduction to “Convertible senior notes, net” in the condensed consolidated balance sheet and are being amortized as interest expense over the term of the Notes using the effective interest method. During the three and nine months ended October 1, 2022, the Company recognized $1.0 million and $3.0 million, respectively, in interest expense related to the amortization of the debt issuance costs related to the Notes. During the three and nine months ended October 2, 2021, the Company recognized $1.0 million and $2.3 million, respectively, in interest expense related to the amortization of the debt issuance costs related to the Notes.
The following is a summary of the Company’s Notes as of October 1, 2022:

(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
0% Convertible senior notes due on March 15, 2027	$1,150,000	$17,376	$1,132,624	$345,000	Level 2

The Notes are carried at face value less the unamortized debt issuance costs on the Company’s condensed consolidated balance sheets. As of October 1, 2022, the estimated fair value of the Notes was approximately $0.3 billion. The Notes are quoted on the Intercontinental Exchange and are classified as Level 2 financial instruments. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on September 27, 2022, the last trade day of the period.
As of October 1, 2022, the remaining life of the Notes is approximately 4.5 years.

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
In the three months ended October 1, 2022 and October 2, 2021, the Company incurred $0 in interest expense related to its bank credit facilities. In the nine months ended October 1, 2022 and October 2, 2021, the Company incurred $0 and $0.3 million, respectively, in interest expense related to its bank credit facilities.
Upon termination of the revolving credit facility, unamortized debt issuance costs of $1.0 million associated with the revolving credit facility were written off as “Loss on extinguishment of debt,” which is included in “Other, net” in the condensed consolidated statement of operations for the nine months ended October 2, 2021.
Concurrent with the Company’s execution of the Campus Lease, as a security deposit, the Company delivered to the landlord a letter of credit under the revolving credit facility in the amount of $12.5 million. Upon termination of the revolving credit facility, the letter of credit continued in effect, unsecured.
Note 8. Stockholders’ Equity
As of October 1, 2022, the Company’s shares consisted of 500,000,000 authorized shares of common stock, par value $0.0001 per share, of which 63,735,625 shares of common stock were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
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
Note 9. Share-Based Compensation
In 2019, the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) was amended, restated and re-named the 2018 Equity Incentive Plan (the “2018 Plan”), and the remaining shares available for issuance under the 2011 Plan were added to the shares reserved for issuance under the 2018 Plan. As of January 1, 2022, the maximum aggregate number of shares that may be issued under the 2018 Plan increased to 20,915,919 shares, which includes an increase of 2,144,521 shares effective January 1, 2022 under the terms of the 2018 Plan.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes the shares available for grant under the 2018 Plan:

Shares Available for Grant
Balance - December 31, 2021	6,515,807
Authorized	2,144,521
Granted	(1,236,805)
Shares withheld to cover taxes	35,954
Forfeited	410,957
Balance - October 1, 2022	7,870,434
As of October 1, 2022 and December 31, 2021, there were 4,185,008 and 3,956,364 shares, respectively, issuable under stock options outstanding; 830,256 and 608,175 shares, respectively, issuable under unvested RSUs outstanding; 8,103,388 and 7,730,884 shares, respectively, issued for stock option exercises, RSU settlement and restricted stock grants; and 7,870,434 and 6,515,807 shares, respectively, available for grant under the 2018 Plan.
Stock Options
There were no new option grants in the three months ended October 1, 2022.
Following are the assumptions used in the Black-Scholes valuation model for options granted during the periods shown below:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Risk-free interest rate	—%	1.1%	1.9%	1.2%
Average expected term (years)	0	7.0	7.0	7.0
Expected volatility	—%	55.9%	55.0%	55.9%
Dividend yield	—	—	—	—

Option grants to new employees in the nine months ended October 1, 2022 and October 2, 2021 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period, subject to continued employment through the vesting date. Option grants to continuing employees in the nine months ended October 1, 2022 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period, subject to continued employment through the vesting date. Option grants to continuing employees in the nine months ended October 2, 2021 generally vest monthly over a 48-month period, subject to continued employment through the vesting date. An option grant to one executive officer in the nine months ended October 2, 2021 vested over three months from the vesting commencement date.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes the Company’s stock option activity during the nine months ended October 1, 2022:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2021	3,956,364	$27.04	5.9	$180,302
Granted	670,525	$44.83	—	$—
Exercised	(216,870)	$7.41	—	$6,949
Cancelled/Forfeited	(225,011)	$63.14	—	$—
Outstanding at October 1, 2022	4,185,008	$28.97	5.6	$24,299
Vested and exercisable at October 1, 2022	3,075,802	$18.50	4.5	$24,299
Vested and expected to vest at October 1, 2022	3,832,557	$26.35	6.1	$24,299
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
During the three months ended October 1, 2022 and October 2, 2021, the Company recorded $4.1 million and $3.4 million, respectively, of share-based compensation expense related to options. During the nine months ended October 1, 2022 and October 2, 2021, the Company recorded $12.5 million and $10.5 million, respectively, of share-based compensation expense related to options. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of October 1, 2022, there was $22.8 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over a weighted average period of 1.3 years.
Restricted Stock Units
RSU grants to new and continuing employees in the nine months ended October 1, 2022 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award, subject to continued employment through the vesting date. Some of the RSU grants to continuing employees in the nine months ended October 1, 2022 vest 50% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining four quarters of the award, subject to continued employment through the vesting date. Annual RSU grants to directors on the Company’s Board of Directors (the “Board”) in the nine months ended October 1, 2022 vest monthly over a one-year period and an RSU grant to a new director on the Board vests monthly over a three-year period. RSU grants to nonemployee brand ambassadors in the nine months ended October 1, 2022 vest on varying dates, subject to continued service through the vesting date.
RSU grants to new employees in the nine months ended October 2, 2021 vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award, subject to continued employment through the vesting date. RSU grants in the nine months ended October 2, 2021 include fully vested RSUs granted to an executive officer issued in settlement of the obligation discussed below under Share-Settled Obligation. An RSU grant to one executive officer in the nine months ended October 2, 2021 vested 100% over three months from the vesting commencement date. RSU grants to continuing employees in the nine months ended

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

October 2, 2021 generally vest quarterly over 16 quarters, subject to continued employment through the vesting date. An RSU grant to one executive officer in the nine months ended October 2, 2021 vests quarterly over four quarters, subject to continued employment through the vesting date. Annual RSU grants to the Board in the nine months ended October 2, 2021 vest monthly over a one-year period and RSU grants to two new directors on the Board vest monthly over a three-year period. RSU grants to nonemployee brand ambassadors in the nine months ended October 2, 2021 vest quarterly over four quarters from the vesting commencement date, subject to continued service through the vesting date.
The following table summarizes the Company’s RSU activity during the nine months ended October 1, 2022:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2021	608,175	$88.78
Granted	566,280	$42.63
Vested(1)	(158,770)	$90.07
Cancelled/Forfeited	(185,429)	$68.60
Unvested at October 1, 2022	830,256	$61.56
________
(1) Includes 35,954 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2018 Plan.

During the three months ended October 1, 2022 and October 2, 2021, the Company recorded $5.2 million and $3.1 million, respectively, of share-based compensation expense related to RSUs. During the nine months ended October 1, 2022 and October 2, 2021, the Company recorded $16.4 million and $9.3 million, respectively, of share-based compensation expense related to RSUs. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of October 1, 2022, there was $31.6 million in unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted average period of 1.3 years.
Share-Settled Obligation
There was no share-based compensation expense in the three months ended October 1, 2022 and October 2, 2021 for liability classified, share-settled obligations. Share-based compensation expense in the nine months ended October 1, 2022 and October 2, 2021 includes $0 and $1.6 million, respectively, for a liability classified, share-settled obligation to an executive officer related to a sign-on award pursuant to the terms of the executive officer’s offer letter. The share-based compensation expense related to this share-settled obligation is included in SG&A expenses in the Company’s condensed consolidated statements of operations. Financing activities in the statement of cash flows for the nine months ended October 1, 2022 and October 2, 2021 includes $0 and $2.5 million, respectively, noncash reclassification of the share-settled obligation from “Other current liabilities” to “Additional paid-in capital.”
In the first nine months of 2021, two quarterly tranches related to this obligation were earned, and the Company delivered to this executive officer 20,872 fully vested RSUs with a settlement date fair value of $2.5 million.
Restricted Stock to Nonemployees
During the nine months ended October 1, 2022, no shares of restricted stock had been issued to nonemployee brand ambassadors.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

During the three months ended October 1, 2022 and October 2, 2021, the Company recorded no share-based compensation expense related to restricted stock issued to nonemployee brand ambassadors.
During the nine months ended October 1, 2022 and October 2, 2021, the Company recorded $0 and $0.2 million, respectively, of share-based compensation expense related to restricted stock issued to nonemployee brand ambassadors, which is included in SG&A expenses in the Company’s condensed consolidated statements of operations.
As of October 1, 2022, there was no unrecognized compensation expense related to unvested restricted stock granted to nonemployee brand ambassadors.
Employee Stock Purchase Plan
As of October 1, 2022, the maximum aggregate number of shares that may be issued under the 2018 Employee Stock Purchase Plan (the “ESPP”) was 2,412,585 shares of common stock, including an increase of 536,130 shares effective January 1, 2022 under the terms of the ESPP. The ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the ESPP.
Note 10. Commitments and Contingencies
Leases
On January 14, 2021, the Company entered into the Campus Lease with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), to house the Company’s lab and innovation space and headquarters offices in El Segundo, California.
Under the terms of the Campus Lease, the Company will lease an aggregate of approximately 282,085 rentable square feet in a portion of a building located at 888 Douglas Street, El Segundo, California, to be built out by the Landlord and delivered to the Company in multiple phases. During the three months ended October 1, 2022, the tenant improvements associated with Phase 1-A were completed and the underlying asset was delivered to the Company. Therefore, the Company has recognized a right-of-use asset and lease liability for Phase 1-A in its condensed consolidated balance sheet as of October 1, 2022. See Note 4. Aggregate payments towards base rent over the initial lease term associated with the remaining phases not yet delivered to the Company will be approximately $118.4 million.
Concurrent with the Company’s execution of the Campus Lease, as a security deposit, the Company delivered to the Landlord a letter of credit under its revolving credit facility at that time in the amount of $12.5 million which amount will decrease to: (i) $6.3 million on the fifth (5th) anniversary of the Rent Commencement Date (as defined in the Campus Lease); (ii) $3.1 million on the eighth (8th) anniversary of the Rent Commencement Date; and (iii) $0 in the event the Company receives certain credit ratings; provided the Company is not then in default of its obligations under the Campus Lease. Upon termination of the revolving credit facility, the letter of credit continued in effect, unsecured.
China Investment and Lease Agreement

On September 22, 2020, the Company and its wholly-owned subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd. (“BYND JX”), entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX agreed to make certain investments in the JXEDZ in two phases of development, and the Company agreed to guarantee certain repayment obligations of BYND JX under such agreement.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

During Phase 1, the Company agreed to invest $10.0 million as the registered capital in the JXEDZ through an intercompany investment in BYND JX and BYND JX agreed to lease a facility in the JXEDZ for a minimum of two years. In connection with such agreement, BYND JX entered into a factory leasing contract with an affiliate of the JX Committee, pursuant to which BYND JX agreed to renovate and lease a facility in the JXEDZ for a minimum of two years. In the nine months ended October 1, 2022, the lease was amended to extend the term for an additional five years without rent escalation. As of October 1, 2022, the Company had invested $22.0 million as the registered capital and had advanced $20.0 million to its subsidiary, BYND JX.
In the event that the Company and BYND JX determine, in their sole discretion, to proceed with the Phase 2 development in the JXEDZ, BYND JX has agreed in the first stage of Phase 2 to increase its registered capital to $40.0 million and to acquire the land use right to a state-owned land plot in the JXEDZ to conduct development and construction of a new production facility. Following the first stage of Phase 2, the Company and BYND JX may determine, in their sole discretion, to permit BYND JX to obtain a second state-owned land plot in the JXEDZ in order to construct an additional facility thereon.
The Planet Partnership
On January 25, 2021, the Company entered into TPP, a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. For the three months ended October 1, 2022 and October 2, 2021, the Company recognized its share of the net losses in TPP, in the amount of $8.7 million and $0.6 million, respectively. For the nine months ended October 1, 2022 and October 2, 2021, the Company recognized its share of the net losses in TPP in the amount of $10.8 million and $1.2 million, respectively. For the year ended December 31, 2021, the Company contributed its share of the investment in TPP, $11.0 million, which was increased to $21.0 million in the three months ended October 1, 2022. See Note 2, Note 13. Subsequent to the quarter ended October 1, 2022, the Company agreed to contribute an additional $6.5 million as its share of the additional investment in TPP, with half to be contributed in the fourth quarter of 2022 and the remaining half in the first quarter of 2023.
Purchase Commitments
As of October 1, 2022, the Company had a commitment to purchase pea protein inventory totaling $49.4 million, of which $9.3 million is expected to be purchased in the remainder of 2022, and $40.1 million in 2023.
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
The following table sets forth the schedule of the fees for the committed quantity under the Agreement.

(in thousands)	As of October 1, 2022
Remainder of 2022	$2,955
2023	11,820
2024	11,820
2025	11,820
2026	11,820
2027	34,475
$84,710

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Litigation
Don Lee Farms I and Don Lee Farms II
As previously reported by the Company in the 2021 10-K and on Form 10-Q for the fiscal quarter ended July 2, 2022 filed with the SEC on August 11, 2022, Don Lee Farms and certain of its employees, on the one hand, and Beyond Meat, and certain of its respective current and former employees, on the other hand, were parties to litigation filed in the Superior Court of the State of California for the County of Los Angeles (Case No. BC662838, the “State Court Case”) and the United States District Court for the Central District of California (Case No. 2:22-CV-03751-AB-GJS, the “Federal Court Case”). Subsequent to the quarter ended October 1, 2022, on October 18, 2022, the parties entered into a confidential written settlement agreement and mutual release, pursuant to which the parties agreed to dismiss all claims and cross-claims asserted in the State Court Case and Federal Court Case with prejudice. The terms of the settlement did not have a material impact on Beyond Meat’s financial position or results of operations. No party admitted liability or wrongdoing in connection with the settlement.
Consumer Class Actions Regarding Protein Claims
From May 31, 2022 through September 30, 2022, multiple putative class action lawsuits were filed against the Company in various federal and state courts alleging that the labeling and marketing of certain of the Company’s products is false and/or misleading under federal and/or various states’ laws. Specifically, each of these lawsuits allege one or more of the following theories of liability: (i) that the labels and related marketing of the challenged products misstate the quantitative amount of protein that is provided by each serving of the product; (ii) that the labels and related marketing of the challenged products misstate the percent daily value of protein that is provided by each serving of the product; and (iii) that the Company has represented that the challenged products are “all-natural,” “organic,” or contain no “synthetic” ingredients when they in fact contain methylcellulose, an allegedly synthetic ingredient. The named plaintiffs of each complaint seek to represent classes of nationwide and/or state-specific consumers, and seek on behalf of the putative classes damages, restitution, and injunctive relief, among other relief. Additional complaints asserting these theories of liability are possible. Some lawsuits previously filed were voluntarily withdrawn or dismissed without prejudice; though they may be refiled. The Company intends to vigorously defend against all claims asserted in the complaints. Based on the Company’s current knowledge, the Company has determined that the amount of any material loss or range of any losses that is reasonably possible to result from these lawsuits is not estimable.
The active lawsuits are:
•Roberts v. Beyond Meat, Inc., No. 1:22-cv-02861 (N.D. Ill.) (filed May 31, 2022)
•Cascio v. Beyond Meat, Inc., No. 1:22-cv-04018 (E.D.N.Y.) (filed July 8, 2022)
•Miller v. Beyond Meat, Inc., No. 1:22-cv-06336 (S.D.N.Y.) (filed July 26, 2022)
•Garcia v. Beyond Meat, Inc., No. 4:22-cv-00297-SHL-SBJ (filed September 9, 2022)
•Borovoy v. Beyond Meat, Inc., No. 2022LA000862 (DuPage Co., Ill.) (filed September 30, 2022)

Securities Related Litigation
As previously reported by the Company in the 2021 10-K and on Form 10-Q for the fiscal quarter ended July 2, 2022 filed with the SEC on August 11, 2022, the parties have reached a settlement of the Weiner, Brink/Klein and Chew derivative actions. On April 8, 2022, the Company published notice of the preliminary approval and the proposed settlement in accordance with the Stipulation of Settlement. On April 18, 2022, the Company paid to escrow the $515,000 for Plaintiffs’ attorneys’ fees and costs and on April 19, 2022, the Company filed proof of notice with the Court. Plaintiffs filed their motion for final approval on June 13, 2022. On July 1, 2022, Plaintiffs filed a notice of non-objection, stating that they received no objections to the proposed settlement. The Final Approval Hearing was scheduled for July 11, 2022, but on July 7, 2022, the Court entered a Scheduling Notice and Order finding that Plaintiffs’ motion for final approval is appropriate for submission on the papers without oral argument. On September 27,

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

2022, the Court entered a Final Order and Judgment approving the settlement. The appeal period expired on October 27, 2022, which means that the settlement of these actions is now final. On October 31, 2022, plaintiff’s counsel in the Chew action, in accordance with the Stipulation of Settlement, filed a Joint Stipulation and [Proposed] Order to Dismiss Action with Prejudice, which was signed and entered by the Court on November 1, 2022.
Interbev
In October 2020, Interbev, a French trade association for the cattle industry sent a cease-and-desist letter to one of the Company’s contract manufacturers alleging that the use of “meat” and meat-related terms is misleading the French consumer. Despite the Company’s best efforts to reach a settlement, including a formal settlement proposal from the Company in March 2021, the association no longer responded. Instead, on March 13, 2022, the Company was served a summons by Interbev to appear before the Commercial Court of Paris. The summons alleges that the Company misleads the French consumer with references to e.g. “plant based meat,” “plant based burger” and related descriptive names, and alleges that the Company is denigrating meat and meat products. The relief sought by Interbev includes (i) changing the presentation of Beyond Meat products to avoid any potential confusion with meat products, (ii) publication of the judgment of the court in the media, and (iii) damages of EUR 200,000. The Company strongly denies these claims and will defend its position with the utmost vigor. On October 12, 2022, the Company submitted its brief in defense. The litigation is expected to take at least 18 months in the first instance, and if the Court rules against the Company, it could disrupt the Company’s ability to market in France. Should the case be referred to the Court of Justice of the European Union, this case may have repercussions for the entire plant-based protein industry, in all member states of the European Union.
The Company is involved in various other legal proceedings, claims and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of such matters that are pending or asserted will have a material effect on its financial statements.
Note 11. Income Taxes
For the three months ended October 1, 2022 and October 2, 2021, the Company recorded $0 and $23,000, respectively, in income tax benefit in its condensed consolidated statements of operations. For the nine months ended October 1, 2022 and October 2, 2021, the Company recorded $21,000 and $27,000, respectively, in income tax expense in its condensed consolidated statements of operations.
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
As of October 1, 2022, the Company did not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with respect to net operating loss and credit carryforwards.
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
Computation of net loss per share available to common stockholders for the three and nine months ended October 1, 2022 excludes the dilutive effect of 4,185,008 shares issuable under stock options and 830,256 RSUs outstanding at October 1, 2022 because the Company incurred a net loss and their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the three and nine months ended October 1, 2022 also excludes the dilutive effect of the Notes because the Company recorded a net loss and their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the three and nine months ended October 2, 2021 excludes the dilutive effect of 3,783,183 shares issuable under stock options and 263,113 RSUs outstanding as of October 2, 2021 because their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the three and nine months ended October 2, 2021 also excludes adjustments under the two-class method relating to a liability classified, share-settled obligation to an executive officer to deliver a variable number of shares based on a fixed monetary amount (see Note 9) because the shares to be delivered are not participating securities as they do not have voting rights and are not entitled to participate in dividends until they are issued. Computation of net loss per share available to common stockholders for the three and nine months ended October 2, 2021 also excludes the dilutive effect of the Notes because the Company recorded a net loss and their inclusion would be anti-dilutive.

(in thousands, except share and per share amounts)	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Numerator:
Net loss available to common stockholders	$(101,678)	$(54,816)	$(299,270)	$(101,734)
Undistributed net income available to unvested restricted stockholders	—	—	—	—
Net loss available to common stockholders—basic	(101,678)	(54,816)	(299,270)	(101,734)
Denominator:
Weighted average common shares outstanding—basic	63,694,592	63,280,122	63,579,763	63,111,703
Dilutive effect of shares issuable under stock options	—	—	—	—
Dilutive effect of RSUs	—	—	—	—
Dilutive effect of share-settled obligation	—	—	—	—
Dilutive effect of Notes, if converted(1)	—	—	—	—
Weighted average common shares outstanding—diluted	63,694,592	63,280,122	63,579,763	63,111,703
Net loss per share available to common stockholders—basic	$(1.60)	$(0.87)	$(4.71)	$(1.61)
Net loss per share available to common stockholders—diluted	$(1.60)	$(0.87)	$(4.71)	$(1.61)
__________
(1) As the Company recorded net losses in the three and nine months ended October 1, 2022 and October 2, 2021, inclusion of shares from the conversion premium or spread would be anti-dilutive. The Company had $1.2 billion in Notes outstanding as of October 1, 2022.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 13. Related Party Transactions
In connection with the Company’s investment in TPP, a joint venture with PepsiCo, Inc., the Company sells certain products directly to the joint venture. In the nine months ended October 1, 2022, the Company also entered into an agreement for a nonrefundable up-front fee associated with its manufacturing and supply agreement with TPP that will be recognized over the estimated term of the manufacturing and supply agreement. Net revenues earned from TPP included in U.S. retail channel net revenues were $4.5 million and $0 for the three months ended October 1, 2022 and October 2, 2021, respectively, and $31.1 million and $0 for the nine months ended October 1, 2022 and October 2, 2021, respectively.
Accounts receivable from TPP were $0.1 million and $0 at October 1, 2022 and December 31, 2021, respectively. Current and long-term portions of the unrecognized revenue associated with the up-front fee charged to TPP as of October 1, 2022 were $0.9 million and $3.0 million, respectively, and included in "Accrued expenses and other current liabilities" and "Finance lease obligations and other long-term liabilities," respectively, in the Company's condensed consolidated balance sheet as of October 1, 2022. There were no such balances as of December 31, 2021.
Note 14. Subsequent Events
Reduction-in-force
Subsequent to the quarter ended October 1, 2022, on October 11, 2022, the Company’s Board of Directors approved a plan to reduce the Company’s workforce by approximately 200 employees, representing approximately 19% of the Company’s total global workforce. This decision was based on cost-reduction initiatives intended to reduce operating expenses as the Company focuses on a set of key growth priorities.
The Planet Partnership
Subsequent to the quarter ended October 1, 2022, the Company agreed to contribute an additional $6.5 million as its share of the additional investment in TPP, with half to be contributed in the fourth quarter of 2022 and the remaining half in the first quarter of 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors,” of our 2021 10-K and Part II, Item 1A, “Risk Factors” and “Note Regarding Forward-Looking Statements” included in this report and those discussed in other documents we file from time to time with the SEC. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this quarterly report and our audited consolidated financial statements and notes thereto included in our 2021 10-K. Our historical results are not necessarily indicative of the results to be expected for any future periods and our operating results for the three and nine months ended October 1, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 or for any other interim period or for any other future year or period.
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
We sell a range of plant-based meat products across the three main meat platforms of beef, pork and poultry. As of September 2022, Beyond Meat branded products were available at approximately 188,000 retail and foodservice outlets in more than 85 countries worldwide, across mainstream grocery, mass merchandiser, club store, convenience store, and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools.
The condensed consolidated financial statements for the period ended October 1, 2022 include the accounts of the Company and its foreign subsidiaries, Beyond Meat EU B.V., BYND JX and Beyond Meat Canada Inc. All inter-company balances and transactions have been eliminated.
We operate on a fiscal calendar year, and each interim quarter is comprised of one 5-week period and two 4-week periods, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth fiscal quarters may have more or fewer days included than a traditional 91-day fiscal quarter.
For the three months ended October 1, 2022, our retail and foodservice channels accounted for approximately 68.3% and 31.7% of our net revenues, respectively. For the three months ended October 2, 2021, our retail and foodservice channels accounted for approximately 69.3% and 30.7% of our net revenues, respectively. For the nine months ended October 1, 2022, our retail and foodservice channels accounted for approximately 71.8% and 28.2% of our net revenues, respectively. For the nine months ended October 2, 2021, our retail and foodservice channels accounted for approximately 71.6% and 28.4% of our net revenues, respectively.
For the three months ended October 1, 2022, our U.S. and international channels accounted for approximately 75.4% and 24.6% of our net revenues, respectively. For the three months ended October 2, 2021, our U.S. and international channels accounted for approximately 63.4% and 36.6% of our net revenues, respectively. For the nine months ended October 1, 2022, our U.S. and international channels accounted for approximately 73.2% and 26.8% of our net revenues, respectively. For the nine months ended October 2, 2021, our U.S. and international channels accounted for approximately 68.5% and 31.5% of our net revenues, respectively.
In the three and nine months ended October 1, 2022, net revenues from both international foodservice channel sales and international retail channel sales decreased as compared to the prior-year periods. International net revenues decreased 47.8% and 20.9% in the three and nine months ended October 1, 2022, respectively, as compared to the prior-year periods.
In the three and nine months ended October 1, 2022, U.S. retail channel net revenues decreased as compared to the prior-year periods. Although U.S. foodservice channel net revenues increased slightly in the three months ended October 1, 2022, they decreased in the nine months ended October 1, 2022. U.S. net revenues in the three and nine months ended October 1, 2022 decreased 7.9% and 0.4%, respectively, as compared to the prior-year periods. This decrease was in addition to the decrease in international net revenues, resulting in a 22.5% and 6.9% decrease in total net revenues in the three and nine months ended October 1, 2022, respectively, as compared to the prior-year periods.
In addition to the impact of COVID-19 on our business discussed below under “Impact of COVID-19 on Our Business,” our net revenues, gross profit, gross margin, earnings and cash flows have been and may continue to be adversely impacted in 2022 by the following:
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
•the impact of high inflation and the plant-based meat sector’s premium pricing relative to animal protein, including causing consumers to trade down into cheaper forms of protein, including animal meat;
•our decreased revenue forecast negatively impacting capacity utilization, which could also give rise to underutilization fees and termination fees to exit certain supply chain arrangements and/or the write-off of certain equipment, driving less leverage on fixed costs and delaying the speed at which cost savings initiatives impact our financial results;
•changes in forecasted demand, particularly for Beyond Meat Jerky;
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

Subsequent to the quarter ended October 1, 2022, on October 11, 2022, our Board of Directors approved a plan to reduce our workforce by approximately 200 employees, representing approximately 19% of our total global workforce. This decision was based on cost-reduction initiatives intended to reduce operating expenses as the Company focuses on a set of key growth priorities. We may not be able to fully realize the costs savings and benefits initially anticipated from these actions, and the expected costs may be greater than expected. See Part II, Item 1A. “Risk Factors – Risks Related to Our Business – Our strategic initiatives to reduce our cost structure towards cash flow positive operations could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions” and “Our inability to streamline operations and improve cost efficiencies could result in the contraction of our business and the implementation of significant cost cutting measures.”
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
The COVID-19 pandemic continues to impact the global economy. We have established a cross-functional task force that monitors and tracks relevant data, including guidance from local, national and international health agencies. This task force works closely with our senior leadership and is instrumental in making critical, timely decisions and is committed to continuing to communicate to our employees as more information is available to share. In response to COVID-19, we have taken, and continue to take measures to support the health and safety of our employees as well as the communities in which we operate.
It is challenging to estimate the extent of the adverse impact of the COVID-19 pandemic on our results of operations due to continued uncertainty regarding the duration, spread and intensity of the COVID-19 pandemic. While the ultimate health and economic impact of COVID-19 continues to be highly uncertain, our business operations and results of operations, including our net revenues, gross profit, gross margin, earnings and cash flows, may be adversely impacted in the remainder of 2022, including as a result of:
•variability of demand in the foodservice channel due to the ongoing impact of COVID-19, including the resurgence of COVID-19 and the appearance of variants of the virus, despite the resumption of customer traffic in some foodservice establishments;
•potential disruption or closure of our facilities or those of our suppliers or co-manufacturers due to employee contraction of COVID-19;
•COVID-19 lockdowns in China or other factors;
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
Environmental, Social and Governance
As a disruptive leader in the food industry, we have established ourselves as a leading producer of plant-based meat products that deliver a reduced environmental footprint and mitigate the social and welfare issues inherent to the production and consumption of animal protein. In order to continue that work and position ourselves as a leader in the integration of environmental and social change, we have committed to developing a comprehensive ESG program. As part of the development of our ESG program, we have conducted a materiality analysis to determine which ESG issues are relevant to our business (the “ESG Materiality Analysis”). The ESG Materiality Analysis was not designed to identify material issues for the purposes of financial reporting, or as defined by the securities laws of the United States. The environmental impacts of our products, climate change management, the safety and quality of the products we produce and how we manage our supply chain were all identified as highly relevant as a result of the ESG Materiality Analysis. We continue to work on leveraging the ESG Materiality Analysis to create comprehensive ESG goals that will assist us with our commitment to ensuring responsible and sustainable business practices within our organization.
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
•increased international sales of our products across geographies, markets and channels as we seek to expand the breadth and depth of our international distribution and grow our numbers of international customers;
•our ability to accurately forecast demand for our products and manage our inventory;
•our operational effectiveness and ability to fulfill orders in full and on time;
•our continued innovation and product commercialization, including enhancing existing products and introducing new products, such as Beyond Meatballs, Beyond Breakfast Sausage Patties, Beyond Breakfast Sausage Links, the latest iteration of our Beyond Burger, Beyond Chicken Tenders, Beyond Meat Jerky, and the recent launches of Beyond Steak, Beyond Chicken Nuggets and Beyond Popcorn Chicken across our plant-based platforms that appeal to a broad range of consumers, specifically those who typically eat animal-based meat;
•enhanced marketing efforts as we continue to build our brand, amplify our value proposition around taste, health and sustainability, serve as a best-in-class partner to both retail and foodservice customers to support product development and category management, and drive consumer adoption of our products; and
•overall market trends, including consumer awareness and demand for nutritious, convenient and high protein plant-based foods.
In addition to the factors and trends above, we expect the following to positively impact net revenues in the long run, subject to the ultimate duration, magnitude and effects of the COVID-19 pandemic and other challenges discussed above:
•expansion of our own internal production facilities domestically and abroad to produce our woven proteins, blends of flavor systems and binding systems, and finished goods, while forming additional strategic relationships with co-manufacturers; and
•localized production and third-party partnerships to improve our cost of production and increase the availability and speed with which we can get our products to customers internationally.
As we seek to grow our net revenues, we face several challenges, including any lasting effects from COVID-19, which are difficult to quantify, global events such as the conflict in Ukraine and their impact on availability of raw materials, broad macroeconomic headwinds including elevated levels of inflation, waning consumer confidence and recessionary concerns, increasing competition in the plant-based meat category, and softening in demand of the plant-based meat category overall, particularly in the refrigerated subsegment among others.
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We anticipate that over time we will need to continue to offer more trade and promotion discounts to both our retail and foodservice customers, to drive increased consumer trials, in response to COVID-19 and in response to increased competition and pressure on the plant-based meat category. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. At the end of each accounting period, we recognize a contra asset to “Accounts receivable” for estimated sales discounts that have been incurred but not paid which totaled $4.6 million and $3.6 million as of October 1, 2022 and December 31, 2021, respectively. We expect to face increasing competition across all channels, especially as additional plant-based protein product brands continue to enter the marketplace and as consumers trade down among proteins in the context of significant inflationary pressures. In response, we anticipate providing heavier discounting and promotions on some of our products from time to time. Although these actions are intended to build brand awareness and increase consumer trials of our products, they have had and are likely to continue to have a negative impact on our net revenues, gross margins and profitability, impacting period-over-period results.

In addition, because we do not have any purchase commitments from our distributors or customers, the amount of net revenues we recognize will vary from period to period depending on the volume, timing and the channels through which our products are sold, and the impact of customer orders ahead of holidays, causing variability in our results. Similarly, the timing of retail shelf resets are not within our control, and to the extent that retail customers change the timing of such events, variability of our results may also increase. Lower customer orders ahead of holidays, shifts in customer shelf reset activity and changes in the order patterns of one or more of our large retail customers could cause a significant fluctuation in our quarterly results and could have a disproportionate effect on our results of operations for the entire fiscal year. For example, in the third quarter of 2022, a combination of overall weaker than expected demand in the category and certain customer and distributor changes such as reducing targeted inventory levels, among other factors, contributed to the decline in net revenues across markets and channels compared to the prior-year period.
Our financial performance also depends on our operational effectiveness and ability to fulfill orders in full and on time. For example, in the third quarter of 2021 we experienced challenges in operations that led to unfulfilled orders, primarily due to severe weather resulting in the temporary loss of potable water in one Pennsylvania facility and water damage to inventory in another.
Further, we may not be able to recapture missed opportunities in later periods, for example if the opportunity is related to a significant grilling holiday like Memorial Day weekend, the Fourth of July, or Labor Day weekend. Missed opportunities may also result in missing subsequent additional opportunities. Internal and external operational issues therefore may impact the amount and variability of our results.
Seasonality
Generally, we expect to experience greater demand for certain of our products during the summer grilling season. In 2022, U.S. retail channel net revenues during the second quarter were 16% higher than the first quarter. In 2021, U.S. retail channel net revenues during the second quarter were 21% higher than the first quarter. We continue to see additional seasonality effects, especially within our retail channel, with revenue contribution from this channel generally tending to be greater in the second and third quarters of the year, along with increased levels of purchasing by customers ahead of holidays, the impact of customer shelf reset activity and the timing of product restocking by our retail customers. In an environment of uncertainty from the impact of COVID-19, recessionary and inflationary pressures, competition and other factors impacting our business, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.
Gross Profit
Gross profit consists of our net revenues less cost of goods sold. Our cost of goods sold primarily consists of the cost of raw materials and ingredients for our products, direct and indirect labor and certain supply costs, co-manufacturing fees, in-bound and internal shipping and handling costs incurred in manufacturing our products, warehouse storage fees, plant and equipment overhead, depreciation and amortization expense, cost of packaging our products, inventory write-offs and reserves. Under certain circumstances, our cost of goods sold may also include underutilization and/or termination fees associated with our co-manufacturing agreements. Over time, we expect our cost of goods sold in absolute dollars to increase as a result of anticipated growth in our sales volume.
Subject to the ultimate duration, magnitude and effects of COVID-19, recessionary and inflationary pressures, competition and other factors impacting our business, we continue to expect that gross profit improvements will be delivered primarily through improved volume leverage and throughput, reduced manufacturing conversion costs, greater internalization and geographic localization of our manufacturing footprint and finished goods, materials and packaging input cost reductions, tolling fee efficiencies, end-to-end production processes across a greater proportion of our manufacturing network, scale-driven efficiencies in procurement and fixed cost absorption, diversification of our core protein ingredients, product and process innovations and reformulations, cost-down initiatives through ingredient and process innovation and improved supply chain logistics and distribution costs. We are also working to improve gross margin through ingredient cost savings achieved through scale of purchasing and through negotiating lower tolling fees. We intend to pass some of these cost savings on to the consumer as we pursue our goal to achieve price parity with animal protein in at least one of our product categories by the end of 2024.
Gross margin improvement may, however, continue to be negatively impacted by reduced capacity utilization if demand for our products does not meet our expectations, investments in our production infrastructure across the U.S., EU and China in advance of anticipated demand, investing in production personnel, partnerships and product pipeline, aggressive pricing strategies and increased discounting, increases in inventory reserves and potentially increased sales to the liquidation channel, changes in our product and customer mix, and expansion into new geographies and markets where cost and pricing structures may differ from our existing markets. Gross margin improvement may also be negatively impacted by the impact of lower demand forecast, inflation, increasing labor costs, materials costs and transportation costs.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, share-based compensation, scale-up expenses, and depreciation and amortization expenses on research and development assets. Given our intention to reduce overall operating expenses and cash expenditures, we are currently exploring alternatives, including potentially terminating or subleasing our Commerce, California commercialization center. Our research and development efforts are focused on enhancements to our existing product formulations and production processes in addition to the development of new products. We expect to continue to invest in research and development over time, as research and development and innovation are core elements of our business strategy, and we believe they represent a critical competitive advantage for us. We believe that we need to continue to innovate in order to continue to capture a larger share of consumers who typically eat animal-based meats. We expect research and development expenses in 2023 to decrease from the levels in 2022, as we focus on reducing and optimizing expenses. Over time and subject to the duration, magnitude and effects of the COVID-19 pandemic, recessionary and inflationary pressures, competition and other factors impacting our business, we expect these expenses to increase in absolute dollars, but to decrease as a percentage of net revenues as we continue to expand our business.
SG&A Expenses
SG&A expenses consist primarily of selling, marketing and administrative expenses, including personnel and related expenses, share-based compensation, outbound shipping and handling costs, non-manufacturing lease expense, depreciation and amortization expense on non-manufacturing and non-research and development assets, consulting fees and other non-production operating expenses. Marketing and selling expenses include advertising costs, share-based compensation awards to brand ambassadors, costs associated with consumer promotions, product samples and sales aids incurred to acquire new customers, retain existing customers and build our brand awareness. Administrative expenses include expenses related to management, accounting, legal, IT, and other office functions.
We expect SG&A expenses in 2023 to decrease from the levels in 2022, as we focus on reducing and optimizing expenses. On August 3, 2022, we announced a reduction-in-force affecting approximately 4% of our global workforce. This reduction-in-force is expected to result in total annualized savings of approximately $8 million, excluding one-time separation costs of approximately $1 million, which we recorded in the third quarter of 2022 and reflected within the SG&A and Research and Development expenses in the condensed consolidated statement of operations. On October 11, 2022, our Board of Directors approved a plan to reduce our workforce by an additional approximately 200 employees, representing approximately an additional 19% of our total global workforce, based on cost-reduction initiatives intended to reduce operating expenses.

We currently estimate that we will incur one-time cash charges of approximately $4 million in connection with the reduction-in-force of October 11, 2022, primarily consisting of notice period and severance payments, employee benefits and related costs. We expect that the majority of these charges will be incurred in the fourth quarter of 2022, and that the reduction-in-force will be substantially complete by the end of 2022, subject to local law and consultation requirements, which may extend the process beyond the end of 2022 in certain countries. The charges the Company expects to incur are subject to assumptions, including local law requirements, and actual charges may differ from the estimate disclosed above.
Over time, our administrative expenses are generally expected to increase in absolute dollars with increased personnel to support various functions, including among others, operations and supply chain, accounting, finance, legal, IT and compliance-related functions, but to decrease as a percentage of net revenues.
Restructuring Expenses
In May 2017, management approved a plan to terminate an exclusive supply agreement with one of our co-manufacturers. Subsequent to the quarter ended October 1, 2022, on October 18, 2022, the parties entered into a confidential written settlement agreement and mutual release in connection with this matter. See Note 3, Restructuring, and Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements, included elsewhere in this report.
Results of Operations
The following table sets forth selected items in our condensed consolidated statements of operations for the respective periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net revenues	$82,500	$106,432	$338,995	$364,022
Cost of goods sold	97,340	83,456	359,807	260,986
Gross (loss) profit	(14,840)	22,976	(20,812)	103,036
Research and development expenses	13,413	14,862	49,293	44,610
Selling, general and administrative expenses	54,495	56,362	192,624	143,602
Restructuring expenses	6,993	5,750	14,321	12,068
Total operating expenses	74,901	76,974	256,238	200,280
Loss from operations	$(89,741)	$(53,998)	$(277,050)	$(97,244)

The following table presents selected items in our condensed consolidated statements of operations as a percentage of net revenues for the periods presented:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	118.0	78.4	106.1	71.7
Gross (loss) profit	(18.0)	21.6	(6.1)	28.3
Research and development expenses	16.3	14.0	14.5	12.3
Selling, general and administrative expenses	66.0	53.0	56.8	39.4
Restructuring expenses	8.5	5.4	4.3	3.3
Total operating expenses	90.8	72.4	75.6	55.0
Loss from operations	(108.8)%	(50.8)%	(81.7)%	(26.7)%

Three and Nine Months Ended October 1, 2022 Compared to Three and Nine Months Ended October 2, 2021 (unaudited)
Net Revenues
Net revenues decreased by $23.9 million, or 22.5%, in the three months ended October 1, 2022, as compared to the prior-year period due to a 12.8% decrease in total pounds sold and an approximately 11.2% decrease in net revenue per pound. The decrease in net revenue per pound was primarily attributable to strategic but limited price reductions in the U.S. and broader list price reductions in the EU implemented in the first quarter of 2022, increased trade discounts and unfavorable changes in foreign exchange rates.
The following table presents our net revenues by channel in the three months ended October 1, 2022 as compared to the prior-year period:

	Three Months Ended		Change
(in thousands)	October 1, 2022	October 2, 2021	Amount	%
U.S.:
Retail	$46,177	$52,361	$(6,184)	(11.8)%
Foodservice	15,994	15,139	855	5.6%
U.S. net revenues	62,171	67,500	(5,329)	(7.9)%
International:
Retail	10,195	21,391	(11,196)	(52.3)%
Foodservice	10,134	17,541	(7,407)	(42.2)%
International net revenues	20,329	38,932	(18,603)	(47.8)%
Net revenues	$82,500	$106,432	$(23,932)	(22.5)%

Net revenues from U.S. retail channel sales in the three months ended October 1, 2022 decreased $6.2 million, or 11.8%, as compared to the prior-year period, primarily driven by an 11.8% decrease in pounds sold with net revenue per pound staying flat. By product, the decrease in sales was primarily due to decreases in sales of breakfast sausage and dinner sausage and to a lesser extent in Beyond Burger and Beyond Beef, partially offset by sales to TPP of Beyond Meat Jerky introduced in the first quarter of 2022, which contributed $4.5 million in net revenues, and, to a lesser extent, by chicken products including Beyond Chicken Tenders. Beyond Meat branded products were available at approximately 78,000 U.S. retail outlets as of September 2022.
Net revenues from U.S. foodservice channel sales in the three months ended October 1, 2022 increased $0.9 million, or 5.6%, as compared to the prior-year period, primarily driven by a 32.2% increase in pounds sold, partially offset by lower net revenue per pound. The decrease in net revenue per pound was primarily due to changes in sales mix and, to a lesser extent, higher trade discounts. By product, the increase in net revenues was primarily due to increased sales of chicken products including sales to a large QSR customer, partially offset by the decrease in sales of Beyond Burger, Beyond Sausage, Beyond Breakfast Sausage and Beyond Beef Crumble. Beyond Meat branded products were available at approximately 42,000 U.S. foodservice outlets as of September 2022.
Net revenues from international retail channel sales in the three months ended October 1, 2022 decreased $11.2 million, or 52.3%, as compared to the prior-year period, primarily driven by a 37.0% decrease in pounds sold and a 24.4% decrease in net revenue per pound. The decrease in net revenue per pound was primarily due to list price reductions in the EU implemented in the first quarter of 2022, unfavorable foreign exchange rate impact, changes in sales mix and increased trade discounts. By product, the decrease in sales was primarily due to decreases in sales of Beyond Burger, Beyond Sausage and Beyond Beef. Beyond Meat branded products were available at approximately 35,000 international retail outlets as of September 2022.
Net revenues from international foodservice channel sales in the three months ended October 1, 2022 decreased $7.4 million, or 42.2%, as compared to the prior-year period, primarily due to a 25.5% decrease in net revenue per pound and a 22.4% decrease in pounds sold. The decrease in net revenue per pound was primarily due to changes in sales mix and unfavorable foreign exchange rate impact. By product, the decrease in sales was primarily due to decreases in sales of Beyond Burger and chicken products which, in the prior-year period, benefited from a limited time offering at a QSR customer not repeated in the three months ended October 1, 2022. Beyond Meat branded products were available at approximately 33,000 international foodservice outlets as of September 2022.
Net revenues decreased by $25.0 million, or 6.9%, in the nine months ended October 1, 2022, as compared to the prior-year period, primarily due to a decrease in net revenue per pound of approximately 11.6%, partially offset by a 5.6% increase in total pounds sold. The decrease in net revenue per pound was primarily attributable to changes in sales mix, price, including the impact of sales to liquidation channels and list price reductions in the EU implemented in the first quarter of 2022, increased trade discounts, and unfavorable changes in foreign exchange rates.
The following table presents our net revenues by channel in the nine months ended October 1, 2022 as compared to the prior-year period:

	Nine Months Ended		Change
(in thousands)	October 1, 2022	October 2, 2021	Amount	%
U.S.:
Retail	$193,298	$193,382	$(84)	—%
Foodservice	54,876	55,842	(966)	(1.7)%
U.S. net revenues	248,174	249,224	(1,050)	(0.4)%
International:
Retail	50,024	67,134	(17,110)	(25.5)%
Foodservice	40,797	47,664	(6,867)	(14.4)%
International net revenues	90,821	114,798	(23,977)	(20.9)%
Net revenues	$338,995	$364,022	$(25,027)	(6.9)%

Net revenues from U.S. retail channel sales in the nine months ended October 1, 2022 remained flat as compared to the nine months ended October 2, 2021. Total pounds sold increased 6.8%, offset by a decrease of 6.3% in net revenue per pound attributable to lower pricing including the impact of sales to liquidation channels and list price reductions, changes in product mix and higher trade discounts. The increase in U.S. retail channel net revenues was primarily due to sales to TPP of Beyond Meat Jerky introduced in the first quarter of 2022, which contributed $31.1 million in net revenues, and, to a lesser extent, by chicken products including Beyond Chicken Tenders, and was more than offset by decreases in sales of other products.
Net revenues from U.S. foodservice channel sales in the nine months ended October 1, 2022 decreased $1.0 million, or 1.7%, as compared to the prior-year period, primarily driven by a decrease of 8.1% in net revenue per pound partially offset by a 6.9% increase in total pounds sold. By product, the decrease in sales was primarily due to reduced sales of Beyond Breakfast Sausage driven by the discontinuation of distribution at a certain customer, Beyond Burger and Beyond Beef Crumble, partially offset by increased sales of chicken products, including sales to a large QSR customer and sales of Beyond Chicken Tenders and Beyond Sausage.
Net revenues from international retail channel sales in the nine months ended October 1, 2022 decreased $17.1 million, or 25.5%, as compared to the prior-year period, primarily driven by a 21.9% decrease in net revenue per pound, and a 4.6% decrease in pounds sold. The decrease in net revenue per pound was primarily due to list price reductions in the EU implemented in the first quarter of 2022, increased trade discounts, unfavorable foreign exchange rate impact and changes in sales mix. By product, the decrease in sales was primarily due to decreases in sales of Beyond Burger, Beyond Sausage and Beyond Beef, partially offset by increases in sales of Beyond Breakfast Sausage and chicken products including Beyond Chicken Tenders.
Net revenues from international foodservice channel sales in the nine months ended October 1, 2022 decreased $6.9 million, or 14.4%, as compared to the prior-year period, primarily due to a 23.9% decrease in net revenue per pound, partially offset by a 12.4% increase in pounds sold. The decrease in net revenue per pound was mainly due to changes in sales mix, unfavorable foreign exchange rate impact and increased trade discounts. By product, the increase in sales was primarily due to increases in sales of Beyond Burger and chicken products including Beyond Chicken Tenders.
The following table presents total pounds sold by channel for the periods presented:

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	October 1, 2022	October 2, 2021	Amount	%	October 1, 2022	October 2, 2021	Amount	%
U.S.:
Retail	8,861	10,041	(1,180)	(11.8)%	37,371	35,003	2,368	6.8%
Foodservice	3,378	2,556	822	32.2%	10,095	9,440	655	6.9%
International:
Retail	2,364	3,751	(1,387)	(37.0)%	10,955	11,485	(530)	(4.6)%
Foodservice	2,785	3,588	(803)	(22.4)%	10,408	9,257	1,151	12.4%
Total pounds sold	17,388	19,936	(2,548)	(12.8)%	68,829	65,185	3,644	5.6%

Cost of Goods Sold

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	October 1, 2022	October 2, 2021	Amount	%	October 1, 2022	October 2, 2021	Amount	%
Cost of goods sold	$97,340	$83,456	$13,884	16.6%	$359,807	$260,986	$98,821	37.9%

Cost of goods sold increased $13.9 million, or 16.6%, to $97.3 million, in the three months ended October 1, 2022 as compared to the prior-year period. Cost of goods sold as a percentage of net revenues in the three months ended October 1, 2022 increased to 118.0% from 78.4% of net revenues in the prior-year period. The increase in cost of goods sold was primarily due to increased cost per pound compared to the prior-year period. The increase in cost per pound was primarily driven by increases in manufacturing costs including depreciation, increased materials costs, and higher logistics costs. In addition, Beyond Meat Jerky, which was introduced in the first quarter of 2022, negatively impacted cost per pound in the three months ended October 1, 2022 compared to the prior-year period. Cost of goods sold in the three months ended October 1, 2022 included underutilization fees and one-time termination costs associated with certain co-manufacturing agreements in the amount of $7.2 million, in aggregate, as compared to amounts which were immaterial in the prior-year period. The decrease in revenue per pound in the three months ended October 1, 2022 compared to the prior-year period also had the effect of increasing cost of goods sold as a percentage of net revenues.
Cost of goods sold increased $98.8 million, or 37.9%, to $359.8 million, in the nine months ended October 1, 2022 as compared to the prior-year period. As a percentage of net revenues, cost of goods sold in the nine months ended October 1, 2022 increased to 106.1% from 71.7% of net revenues in the prior-year period. The increase in cost of goods sold was due to increased cost per pound and, to a lesser extent, increased pounds sold compared to the prior-year period. The increase in cost per pound was due to manufacturing costs including depreciation, increased logistics costs and, to a lesser extent, increased materials costs. In addition, the introduction of Beyond Meat Jerky in the first quarter of 2022 negatively impacted cost per pound in the nine months ended October 1, 2022 compared to the prior-year period. Cost of goods sold in the nine months ended October 1, 2022 included underutilization fees and one-time termination costs associated with certain co-manufacturing agreements in the amount of $10.1 million, in aggregate, as compared to amounts which were immaterial in the prior-year period. The decrease in revenue per pound in the nine months ended October 1, 2022 compared to the prior-year period also had the effect of increasing cost of goods sold as a percentage of net revenues.
Gross Profit and Gross Margin

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	October 1, 2022	October 2, 2021	Amount	%	October 1, 2022	October 2, 2021	Amount	%
Gross (loss) profit	$(14,840)	$22,976	$(37,816)	(164.6)%	$(20,812)	$103,036	$(123,848)	(120.2)%
Gross margin	(18.0)%	21.6%	(3,960) bps	N/A	(6.1)%	28.3%	(3,440) bps	N/A
Gross profit in the three months ended October 1, 2022 was a loss of $14.8 million as compared to gross profit of $23.0 million in the prior-year period, a decrease of $37.8 million. Gross margin in the three months ended October 1, 2022 decreased to a negative gross margin of (18.0)% from a positive gross margin of 21.6% in the prior-year period. Gross profit and gross margin decreased primarily as a result of a decrease in total pounds sold of 12.8% and as a result of increased costs per pound of approximately $1.41 and decreased net revenue per pound of approximately $0.60 in the three months ended October 1, 2022 compared to the prior-year period. The increase in cost per pound was primarily driven by higher manufacturing costs per pound including depreciation, as well as increased materials and logistics costs per pound. Gross profit in the three months ended October 1, 2022 was negatively impacted by underutilization fees and one-time termination costs associated with certain co-manufacturing agreements in the amount of $7.2 million, in aggregate, of which approximately $5.9 million of the underutilization fees and one-time termination costs were associated with Beyond Meat Jerky which negatively impacted gross profit by approximately $5.8 million in the three months ended October 1, 2022.
Gross profit in the nine months ended October 1, 2022 was a loss of $20.8 million as compared to gross profit of $103.0 million in the prior-year period, a decrease of $123.8 million. Gross margin in the nine months ended October 1, 2022 decreased to a negative gross margin of (6.1)% from a positive gross margin of 28.3% in the prior-year period. Despite a 5.6% increase in total pounds sold, gross profit and gross margin decreased primarily as a result of increased cost per pound of approximately $1.23 and decreased net revenue per pound of approximately $0.65 in the nine months ended October 1, 2022 compared to the prior-year period. Beyond Meat Jerky negatively impacted gross profit by approximately $22.8 million in the nine months ended October 1, 2022. Sales of Beyond Meat Jerky and sales into the liquidation channel were both headwinds to gross profit compared to the prior-year period. Approximately $10.1 million, in aggregate, of the underutilization fees and one-time termination costs associated with certain co-manufacturing agreements, including $5.9 million associated with Beyond Meat Jerky, negatively impacted gross profit in the nine months ended October 1, 2022.
We include outbound shipping and handling costs within SG&A expenses. As a result, our gross profit and gross margin may not be comparable to other entities that present shipping and handling costs as a component of cost of goods sold.
Research and Development Expenses

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	October 1, 2022	October 2, 2021	Amount	%	October 1, 2022	October 2, 2021	Amount	%
Research and development expenses	$13,413	$14,862	$(1,449)	(9.7)%	$49,293	$44,610	$4,683	10.5%
Research and development expenses decreased $1.4 million, or 9.7%, in the three months ended October 1, 2022, as compared to the prior-year period primarily due to a reduction in headcount partially offset by an increase in new product scale-up expenses. Research and development expenses increased to 16.3% of net revenues in the three months ended October 1, 2022 from 14.0% of net revenues in the prior-year period primarily as a result of lower net revenues in the three months ended October 1, 2022 as compared to the prior-year period.
Research and development expenses increased $4.7 million, or 10.5%, in the nine months ended October 1, 2022, as compared to the prior-year period. Research and development expenses increased to 14.5% of net revenues in the nine months ended October 1, 2022 from 12.3% of net revenues in the prior-year period primarily due to an increase in production trial activities compared to the prior-year period and lower net revenues in the nine months ended October 1, 2022, partially offset by lower expenses resulting from a reduction in headcount.

SG&A Expenses

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	October 1, 2022	October 2, 2021	Amount	%	October 1, 2022	October 2, 2021	Amount	%
Selling, general and administrative expenses	$54,495	$56,362	$(1,867)	(3.3)%	$192,624	$143,602	$49,022	34.1%

SG&A expenses decreased $1.9 million, or 3.3%, in the three months ended October 1, 2022, as compared to the prior-year period. As a percentage of net revenues SG&A expenses increased to 66.0% of net revenues in the three months ended October 1, 2022, from 53.0% of net revenues in the prior-year period. The decrease in SG&A expenses was primarily due to $3.2 million in lower marketing expenses, $3.2 million in lower salaries and related expenses, $2.6 million in lower outbound freight costs, and $2.3 million in lower consulting fees, partially offset by $4.5 million in higher product donations, $2.9 million in higher share-based compensation expense, and $2.0 million in increased advertising costs.
SG&A expenses increased $49.0 million, or 34.1%, in the nine months ended October 1, 2022 to 56.8% of net revenues in the nine months ended October 1, 2022, from 39.4% of net revenues in the prior-year period. The increase in SG&A expenses was primarily due to $14.7 million in advertising costs, $11.2 million in higher salaries and related expenses, $7.2 million in higher share-based compensation expense, $6.1 million in higher product donations, $5.3 million in higher marketing expenses and $4.4 million in higher consulting fees.
Restructuring Expenses
As a result of the termination in May 2017 of an exclusive supply agreement with one of our co- manufacturers due to non-performance under the agreement, we recorded restructuring expenses of $7.0 million and $5.8 million in the three months ended October 1, 2022 and October 2, 2021, respectively, and $14.3 million and $12.1 million in the nine months ended October 1, 2022 and October 2, 2021, respectively. The restructuring expenses were primarily related to legal and other expenses associated with the dispute. As of October 1, 2022 and December 31, 2021, there were $4.1 million and $2.7 million, respectively, in accrued and unpaid restructuring expenses. Subsequent to the quarter ended October 1, 2022, on October 18, 2022, the parties entered into a confidential written settlement agreement and mutual release in connection with this matter. See Note 3, Restructuring, and Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Loss from Operations
Loss from operations in the three months ended October 1, 2022 was $89.7 million compared to $54.0 million in the prior-year period. The increase in loss from operations in the three months ended October 1, 2022 was primarily driven by lower gross profit, partially offset by a reduction in operating expenses, as compared to the prior-year period. The reduction in operating expenses was primarily attributable to lower selling expenses, reduced general and administrative expenses, and lower non-production headcount expenses, partially offset by increased product donations and restructuring costs.
Loss from operations in the nine months ended October 1, 2022 was $277.1 million compared to $97.2 million in the prior-year period. The increase in loss from operations in the nine months ended October 1, 2022 was primarily driven by lower gross profit, growth in non-production headcount expenses, higher share-based compensation expense, higher product donations, higher marketing-related expenses, higher consulting expenses, increased production trial activities and higher restructuring expenses compared to the prior-year period.

Total Other Expense, net
Total other expense, net in the three months ended October 1, 2022 of $3.2 million included approximately $3.9 million in realized and unrealized foreign currency transaction losses due to unfavorable changes in foreign exchange rates of the Euro and Chinese Yuan and $1.0 million in interest expense from the amortization of convertible debt issuance costs, partially offset by $1.5 million in interest income. Total other expense of $0.2 million in the prior-year period consisted of $1.0 million in interest expense from the amortization of convertible debt issuance costs and $0.2 million in foreign currency transaction losses, partially offset by $0.9 million in subsidies received from the Jiaxing Economic Development Zone Finance Bureau for our investment in BYND JX.
Total other expense, net in the nine months ended October 1, 2022 of $11.4 million consisted primarily of $10.5 million in realized and unrealized foreign currency transaction losses due to unfavorable changes in foreign exchange rates of the Euro and Chinese Yuan and $3.0 million in interest expense from the amortization of convertible debt issuance costs, partially offset by $2.2 million in interest income. Total other expense, net in the nine months ended October 2, 2021 of $3.3 million consisted of $2.3 million in interest expense from the amortization of convertible debt issuance costs, $1.0 million in loss on extinguishment of debt associated with the termination of our bank credit facility, $0.4 million in foreign currency transaction losses and $0.3 million in interest expense associated with our bank credit facility, partially offset by $1.1 million in subsidies received from the Jiaxing Economic Development Zone Finance Bureau for our investment in BYND JX.
Net Loss
Net loss was $101.7 million and $299.3 million in the three and nine months ended October 1, 2022, respectively, compared to net loss of $54.8 million and $101.7 million in the prior-year periods. The increase in net loss during the three and nine months ended October 1, 2022 as compared to the prior-year periods was primarily due to lower gross profit, higher losses in equity associated with TPP, and higher realized and unrealized foreign currency losses as discussed above. The increase in net loss for the nine months ended October 1, 2022 compared to the prior-year period was also driven by higher operating expenses.
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
“Adjusted EBITDA” is defined as net loss adjusted to exclude, when applicable, income tax expense, interest expense, depreciation and amortization expense, restructuring expenses, share-based compensation expense, and Other, net, including interest income, loss on extinguishment of debt and foreign currency transaction gains and losses.
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
The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net loss, as reported (unaudited):

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net loss, as reported	$(101,678)	$(54,816)	$(299,270)	$(101,734)
Income tax (benefit) expense	—	(23)	21	27
Interest expense	1,040	1,005	3,173	2,656
Depreciation and amortization expense	8,435	5,703	23,255	14,910
Restructuring expenses(1)	6,993	5,750	14,321	12,068
Share-based compensation expense	9,250	6,385	28,848	21,624
Other, net(2)	2,151	(759)	8,177	631
Adjusted EBITDA	$(73,809)	$(36,755)	$(221,475)	$(49,818)
Net loss as a % of net revenues	(123.2)%	(51.5)%	(88.3)%	(27.9)%
Adjusted EBITDA as a % of net revenues	(89.5)%	(34.5)%	(65.3)%	(13.7)%
____________

(1)	Primarily comprised of legal and other expenses associated with the dispute with a co-manufacturer with whom an exclusive supply agreement was terminated in May 2017. Subsequent to the quarter ended October 1, 2022, on October 18, 2022, the parties entered into a confidential written settlement agreement and mutual release in connection with this matter.
(2)	(a) Includes $3.9 million and $10.5 million in foreign currency transaction losses in the three and nine months ended October 1, 2022, respectively, and $0.2 million and $0.4 million in foreign currency transaction losses in the three and nine months ended October 2, 2021, respectively.
(b) Includes $1.0 million in loss on extinguishment of debt associated with termination of the Company's credit facility in the nine months ended October 2, 2021.

Liquidity and Capital Resources
Convertible Senior Notes
For a discussion about the Notes, see Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Liquidity
Liquidity Outlook
In 2022, our cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and other risks detailed in Part I, Item 1A, “Risk Factors,” of our 2021 10-K and Part II, Item 1A, “Risk Factors” and “Note Regarding Forward-Looking Statements” included elsewhere in this report. The pandemic, inflation, rising interest rates, overall economic conditions and hostilities in Eastern Europe have led to increased disruption and volatility in capital markets and credit markets generally which could adversely affect our liquidity and capital resources in the future. However, based on our current business plan, we believe that our existing cash balances will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. In the future, we may raise funds by issuing debt or equity securities. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. Our cash requirements under our significant contractual obligations and commitments are listed below in the section titled “Contractual Obligations and Commitments.” Our future capital requirements may vary materially from those currently planned and will depend on many factors, including the impact of the COVID-19 pandemic; our rate of revenue growth; timing to adjust our supply chain and cost structure in response to material fluctuations in product demand; the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; our investment in and build out of our campus headquarters; the expenses associated with our marketing initiatives; our investment in manufacturing and facilities to expand our manufacturing and production capacity; our investments in real property and joint ventures; the costs required to fund domestic and international operations and growth; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us or our directors and officers; the expenses needed to attract and retain skilled personnel; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
Subsequent to the quarter ended October 1, 2022, on October 11, 2022, our Board of Directors approved a plan to reduce our workforce by approximately 200 employees, representing approximately 19% of our total global workforce. This decision was based on cost-reduction initiatives intended to reduce operating expenses, as the Company focuses on a set of key growth priorities.
We currently estimate that we will incur one-time cash charges of approximately $4 million in connection with the reduction-in-force, primarily consisting of notice period and severance payments, employee benefits and related costs. We expect that the majority of these charges will be incurred in the fourth quarter of 2022, and that the reduction-in-force will be substantially complete by the end of 2022, subject to local law and consultation requirements, which may extend the process beyond the end of 2022 in certain countries. The charges that we expect to incur are subject to assumptions, including local law requirements, and actual charges may differ from the estimate disclosed above. We may not be able to fully realize the costs savings and benefits initially anticipated from these actions, and the expected costs may be greater than expected.
Sources of Liquidity
Our primary cash needs are for operating expenses, working capital and capital expenditures to support the planned growth in our business. Prior to our IPO, we financed our operations through private sales of equity securities and through sales of our products. Since our inception and through our IPO, we raised a total of $199.5 million from the sale of convertible preferred stock, including through sales of convertible notes which were converted into preferred stock, net of costs associated with such financings. In connection with our IPO, we sold an aggregate of 11,068,750 shares of our common stock at a public offering price of $25.00 per share and received approximately $252.4 million in net proceeds. In connection with our Secondary Offering, we sold 250,000 shares of our common stock at a public offering price of $160.00 per share and received approximately $37.4 million in net proceeds. In March 2021, we issued $1.2 billion in aggregate principal amount of Notes (see Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report). As of October 1, 2022, we had $390.2 million in cash and cash equivalents.
In the nine months ended October 1, 2022, approximately $121.4 million in aggregate expenditures to purchase inventory, purchase property, plant and equipment and pay escrow payments related to the Campus Lease, and approximately $219.4 million in net cash outflows from other operating, investing and financing activities were funded with our existing cash balance.
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated.

	Nine Months Ended
(in thousands)	October 1, 2022	October 2, 2021
Cash (used in) provided by:
Operating activities	$(270,347)	$(191,047)
Investing activities	$(70,704)	$(104,433)
Financing activities	$385	$1,022,120
Net Cash Used in Operating Activities
In the nine months ended October 1, 2022, we incurred a net loss of $299.3 million, which was the primary reason for net cash used in operating activities of $270.3 million. Net cash outflows from changes in our operating assets and liabilities were $52.5 million, primarily due to the escrow payments related to the Campus Lease (see Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report), and increase in inventory. The cash outflows were partially offset by the decrease in accounts receivable and prepaid expenses and other assets. Net loss in the nine months ended October 1, 2022 included $81.4 million in non-cash expenses primarily comprised of share-based compensation expense, depreciation and amortization expense, our portion of the losses in our joint venture and unrealized losses on foreign currency transactions.
In the nine months ended October 2, 2021, we recorded a net loss of $101.7 million which was the primary reason for net cash used in operating activities of $191.0 million. Net cash outflows from changes in our operating assets and liabilities were $132.9 million, primarily due to the increase in inventory, increase in accounts receivable balances and escrow payments related to the Campus Lease (see Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report). The cash outflows were partially offset by the increase in accrued expenses and other current liabilities. Net loss in the nine months ended October 2, 2021 included $43.6 million in non-cash expenses primarily comprised of share-based compensation expense and depreciation and amortization expense.
Depreciation and amortization expense was $23.3 million and $14.9 million in the nine months ended October 1, 2022 and October 2, 2021, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our investment in property, plant and equipment.
In the nine months ended October 1, 2022, net cash used in investing activities was $70.7 million and consisted of $60.0 million in cash outflows for purchases of property, plant and equipment, primarily driven by continued investments in facilities and production equipment and $10.0 million in payments for investment in joint venture. Subsequent to the quarter ended October 1, 2022, the Company agreed to contribute an additional $6.5 million as its share of the additional investment in TPP, with half to be contributed in the fourth quarter of 2022 and the remaining half in the first quarter of 2023.
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
Net Cash Provided by Financing Activities
In the nine months ended October 1, 2022, net cash provided by financing activities was $0.4 million primarily from $1.6 million in proceeds from stock option exercises, partially offset by $1.1 million in payments of minimum withholding taxes on net share settlement of equity awards and payments under finance lease obligations.
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
Contractual Obligations and Commitments
There have been no significant changes during the nine months ended October 1, 2022 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the 2021 10-K, other than the following:
Leases
On January 14, 2021, we entered into the Campus Lease with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), to house our lab and innovation space and headquarters offices in El Segundo, California (the “Premises”). Although the Company is involved in the design of the tenant improvements of the Premises, the Company does not have title or possession of the assets during construction. In addition, the Company does not have the ability to control the leased Premises until each phase of the tenant improvements is complete. We contributed $49.1 million and $59.2 million in payments towards the construction of the Premises in the nine months ended October 1, 2022 and in the year ended December 31, 2021, respectively. These payments are initially recorded in “Prepaid lease costs, non-current” in the Company’s condensed consolidated balance sheets as of October 1, 2022 and December 31, 2021, respectively, which will ultimately be recorded as a component of a right-of-use asset upon lease commencement for each phase of the lease. On September 15, 2022, the tenant improvements associated with Phase 1-A were completed, and the underlying asset was delivered to the Company. As such, the Company has recognized a $64.1 million right-of-use asset, which includes the reclassification of $27.7 million of the construction payments previously included in “Prepaid lease costs, non-current,” and a $36.6 million lease liability for Phase 1-A of the Campus Lease in its condensed consolidated balance sheet as of October 1, 2022. Aggregate payments towards base rent over the initial lease term associated with the remaining phases not yet delivered to the Company will be approximately $118.4 million.
Concurrent with our execution of the Campus Lease, as a security deposit, we delivered to the landlord a letter of credit under the revolving credit facility in the amount of $12.5 million. Upon termination of the revolving credit facility, the letter of credit continued in effect, unsecured. See Note 4, Leases, and Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

China Investment and Lease Agreement
In the nine months ended October 1, 2022, we amended the lease for our facility in the JXEDZ to extend the term for an additional five years without rent escalation. As of October 1, 2022, we had invested $22.0 million and had advanced $20.0 million to our subsidiary, BYND JX. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Investment in The Planet Partnership
On January 25, 2021, we entered into TPP, a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack products made from plant-based protein. We believe TPP will allow us to reach more consumers by entering new product categories and distribution channels, increasing accessibility to plant-based protein around the world. We recognized our share of the net losses in TPP in the amount of $8.7 million and $0.6 million for the three months ended October 1, 2022 and October 2, 2021, respectively, and our share of the net losses in TPP in the amount of $10.8 million and $1.2 million for the nine months ended October 1, 2022 and October 2, 2021, respectively. In the nine months ended October 1, 2022, we also entered into an agreement for a nonrefundable up-front fee associated with our manufacturing and supply agreement with TPP that will be recognized over the estimated term of the manufacturing and supply agreement. See Note 13, Related Party Transactions, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. For the year ended December 31, 2021, we contributed our share of the investment in TPP, $11.0 million, which was increased in the nine months ended October 1, 2022 to $21.0 million. Subsequent to the quarter ended October 1, 2022, we agreed to contribute an additional $6.5 million as our share of the additional investment in TPP, with half to be contributed in the fourth quarter of 2022 and the remaining half in the first quarter of 2023.
Purchase Commitments
As of October 1, 2022, we had a commitment to purchase pea protein inventory totaling $49.4 million, of which $9.3 million is expected to be purchased in the remainder of 2022, and $40.1 million in 2023, and $84.7 million in fee commitments to manufacture products at a co-manufacturer’s facility over a 5-year term (see Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report). In addition, as of October 1, 2022, we had approximately $40.7 million in purchase order commitments for capital expenditures primarily to purchase machinery and equipment
On July 27, 2022, we entered into an agreement to purchase certain real property on a neighboring site to our manufacturing facility in Europe located in Enschede, the Netherlands, for cash consideration of approximately €6.3 million. The purchase is expected to close in the second half of 2023.
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
There have been no material changes in our critical accounting policies during the nine months ended October 1, 2022, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2021 10-K other than as described in

Note 2, Summary of Significant Accounting Policies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
On March 2, 2021, we terminated our revolving credit facility. In the three and nine months ended October 1, 2022, we incurred no interest expense related to our bank credit facilities. In the three and nine months ended October 2, 2021, we incurred $0 and $0.3 million, respectively, in interest expense related to our bank credit facilities. Upon termination of the revolving credit facility, unamortized debt issuance costs of $1.0 million associated with the revolving credit facility were written off as “Loss on extinguishment of debt,” which is included in “Other, net” in our condensed consolidated statement of operations for the nine months ended October 2, 2021. There was no similar transaction in the nine months ended October 1, 2022.
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
Ingredient Risk
During the three and nine months ended October 1, 2022, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $0.6 million and $2.5 million, respectively, or a decrease of approximately $0.6 million and $2.5 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials. As of October 1, 2022, we had a multi-year sales agreement with Roquette for the supply of pea protein to expire in December 2023. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Foreign Currency Risk
Our foreign exchange risk is primarily related to our intercompany balances denominated in various foreign currencies. We have exposure to the European Euro and the Chinese Yuan. Unrealized translation losses, net of tax, reported as cumulative translation adjustments through “Other comprehensive loss” were $(4.7) million for the nine months ended October 1, 2022. Foreign currency transaction losses included in “Other, net” were $(3.9) million and $(10.5) million, respectively, in the three and nine months ended October 1, 2022.
Unrealized translation losses, net of tax, reported as cumulative translation adjustments through “Other comprehensive loss” were $1.7 million for the nine months ended October 2, 2021. Foreign currency transaction losses included in “Other, net” were $(0.2) million and $(0.4) million, respectively, in the three and nine months ended October 2, 2021.
Based on the intercompany balances as of October 1, 2022, an assumed 5% or 10% adverse change to foreign exchange rates would result in a loss of approximately $(3.8) million or $(7.6) million, respectively, recorded in “Other, net.”
Inflation Risk
Although we have seen inflation in certain raw materials, and in the cost of logistics and labor, we do not believe that inflation has had a material effect on the costs of our inputs. Although difficult to quantify, we believe inflation is likely having an adverse effect on our end customers’ ability to purchase our products, resulting in decreased sales. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For a description of our material pending legal proceedings, please see Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

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
The global spread and unprecedented impact of COVID-19 continues to create significant volatility, uncertainty and economic disruption. COVID-19 has led governments and other authorities around the world to implement significant measures intended to control the spread of the virus, including social distancing measures, business closures or restrictions on operations, vaccination, masking and/or testing requirements, quarantines, lockdowns and travel bans. While some of these restrictions have been lifted or eased in many jurisdictions as the rates of COVID-19 infections have decreased or stabilized and various COVID-19 vaccines are being distributed, a resurgence of COVID-19 and the impact of variants of the virus that causes COVID-19 in some markets has slowed the reopening process, could halt or reverse the reopening process, or result in the reinstatement of social distancing measures, business closures, restrictions on operations, vaccination, masking and/or testing requirements, quarantines, lockdowns and travel bans. For example, Shanghai, China, began a lockdown in late March 2022 due to an outbreak of COVID-19, resulting in a lockdown of the city, closures of ports and airports, and disruption of commercial activities. Some employers, including the Company, have implemented requirements for workers regarding vaccination status, testing, and/or other measures in response to COVID-19. The Company has required compliance with its COVID-19 vaccination policy since October 31, 2021 for all California based employees, and December 31, 2021 for all other U.S. based employees, subject to any special exceptions or other approved reasonable accommodations. This policy could result in employee attrition, difficulty securing future labor and supply needs and may have an adverse effect on future profit margins.
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
Impact of COVID-19 on our foodservice channel
COVID-19 has impacted business operations and customer and consumer demand in our foodservice channel as restaurants and other foodservice locations have been required to temporarily close or restrict indoor dining to limit the spread of COVID-19 or because of labor shortages. Although certain of these restrictions were lifted pursuant to multi-step reopening plans and exceptions to allow for carry-out and delivery have enabled certain of our customers to continue to generate business, we experienced a significant deterioration in sales to foodservice customers in 2020. Our foodservice channel net revenues showed recovery in the year ended December 31, 2021 from the severely depressed levels seen in the prior-year period, however foodservice channel net revenues for the first nine months of 2022 decreased from the same period in the prior year. There is continued uncertainty related to the COVID-19 infection rates, as well as the reimplementation of safety measures in certain jurisdictions, and potential impact on customer demand levels. We expect to also continue to be impacted by decreased customer and consumer demand as a result of event cancellations and social distancing, government-imposed restrictions on public gatherings and businesses, and temporary restaurant and retail store closures and operating restrictions. Closures or scaled back operations have also resulted in delays in tests or launches of our products among our foodservice customers.
Impact of COVID-19 on our retail channel
While we initially experienced an increase in retail demand during the second quarter of 2020 as consumers shifted toward more at-home consumption as a result of the pandemic, the level of retail demand meaningfully slowed during the third and fourth quarters of 2020 and continued into 2021. For example, for the second quarter ended July 3, 2021, we generated retail channel net revenues of $105.7 million, compared to $73.8 million in the third quarter ended October 2, 2021, and $64.3 million in the fourth quarter ended December 31, 2021. For the first nine months of 2022, retail channel net revenues were $243.3 million compared to $260.5 million in the prior-year period, a 6.6% decrease. The continuing impact of COVID-19 remains highly uncertain. It is, therefore, difficult to predict retail demand levels going forward. Additionally, we could suffer product inventory losses or markdowns and lost revenue in the event of the loss or a shutdown of a major supplier, co-manufacturer or distributor, disruption of our distribution network, or decreased consumer confidence and spending, including because of labor shortages. We also have been providing heavier discounting on some of our products in response to COVID-19 and increased competition. Although these actions are intended to build brand awareness and increase consumer trials of our products, they have and are likely to continue to have a negative impact on our net revenues, gross profit, gross margin and profitability, impacting period-over-period results.
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
Our strategic initiatives to reduce our cost structure towards cash flow positive operations could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions.
Our cost-reduction initiatives, expected charges and savings related to our recent workforce reductions and executive leadership changes, and the timing and success of achieving our cash flow positive targets are subject to many risks and uncertainties. The charges associated with the reduction-in-force and executive leadership changes may be greater than anticipated, completion of the reduction-in-force may take longer than anticipated, we may be unable to realize the contemplated benefits in connection with the workforce reduction, executive leadership changes and other potential cost-reduction initiatives, and the workforce reduction, executive leadership changes and cost-reduction initiatives may have an adverse impact on our performance. Additionally, our ability to meet our cash flow positive targets is subject to a number of assumptions and uncertainties, including, without limitation, our ability to reduce costs and achieve positive gross margins; our ability to meet certain revenue and operating expense targets, which may be subject to factors beyond our control; and our ability to monetize inventory and manage working capital.
As we continue to identify areas of cost savings and operating efficiencies, we may consider implementing further measures to help streamline operations and improve our cost efficiencies, including downsizing or exiting certain operations. We may not be successful in implementing these initiatives or realizing our anticipated savings and efficiencies, including as a result of factors beyond our control. In the event we have excess capacity or vacancy in any of our facilities or office spaces, we may sublease portions of the excess space to third parties and may be unable to sublease our excess space on favorable terms, or at all, or if we are able to sublease space but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we could incur substantial payment obligations to our landlords. If we are unable to realize the anticipated savings and efficiencies of our cost reduction initiatives and related strategic initiatives, our operating and financial results would be adversely affected and could differ materially from our expectations.
Our inability to streamline operations and improve cost efficiencies could result in the contraction of our business and the implementation of significant cost cutting measures.
We have undertaken efforts to streamline operations and improve cost efficiencies including related to our supply chain, marketing and commercialization efforts. For example, on August 3, 2022 and October 14, 2022, we announced reductions-in-force affecting approximately 4% and 19%, respectively, of our global workforce. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operating results from these efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions in the future. Furthermore, our workforce reductions may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. In addition, while positions have been eliminated, certain functions necessary to our reduced operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. We may also discover that the reductions in workforce and cost cutting measures will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. Moreover, there is no assurance we will be successful in our efforts. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, and results of operations.

We have undergone, and may continue to experience, changes to our executive leadership team and senior management, and if we are unable to integrate new members of our executive leadership team or senior management, or if we fail to retain members of our executive leadership team and senior management, our business and operations may be adversely affected.
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
From time to time, there may be changes in our executive leadership team and senior management as a result of the hiring, departure or realignment of key personnel, and such changes may impact our business. In 2021 and 2022, we have had several changes to our executive leadership team and senior management, including as a result of organizational changes based on cost-reduction initiatives. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure the timely and suitable replacement and a smooth transition could hinder our strategic planning, business execution and future performance. In particular, these or any future leadership transitions may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives and have the potential to disrupt our operations and relationships with employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. If we are unable to successfully integrate new executive leadership team members and senior management, our operations may be adversely affected and we may not be able to achieve our operating objectives.
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
From time to time, we may release earnings guidance, financial goals or other forward-looking statements in our earnings releases, earnings conference calls or otherwise regarding our future performance that represent our management’s estimates as of the date of the release. Some or all of the assumptions of any future guidance or financial goals that we furnish may not materialize or may vary significantly from actual future results. For example, our ability to meet our cash flow positive targets is subject to a number of assumptions and uncertainties, including, without limitation, our ability to reduce costs and achieve positive gross margins; our ability to meet certain revenue and operating expense targets, which may be subject to factors beyond our control; and our ability to monetize inventory and manage working capital.
Disruptions in the worldwide economy, including an economic recession, downturn, periods of inflation or economic uncertainty, may adversely affect our business, results of operations and financial condition.
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
As global economic conditions continue to be volatile or uncertain and recessionary or inflationary pressures exist, trends in consumer discretionary spending also remain unpredictable and subject to changes. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns as a result of various factors, including job losses, inflation, higher taxes, reduced access to credit, change in federal economic policy and recent international trade disputes. In particular, consumers may reduce the amount of plant-based food products that they purchase where there are conventional animal-based protein offerings, which generally have lower retail prices. In addition, consumers may choose to purchase private label products rather than branded products because they are generally less expensive. A decrease in consumer discretionary spending may also result in consumers reducing the frequency and amount spent on food prepared away from home. Distributors, retailers and foodservice customers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailer and foodservice customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. Decreases in demand for our products without a corresponding decrease in costs would put downward pressure on margins and would negatively impact our financial results. Prolonged unfavorable economic conditions or uncertainty may have an adverse effect on our sales and profitability and may result in consumers making long-lasting changes to their discretionary spending behavior on a more permanent basis.
Inflationary price pressures of raw materials, labor, transportation, fuel or other inputs used by us and our suppliers, including the effects of rising interest rates, could negatively impact our business and results of operations.
Increases in the price of raw materials, labor, wages, energy or other inputs that we or our suppliers use in manufacturing and supplying products, along with logistics, transportation, shipping, fuel and other related costs, has led to higher production and shipping costs for our products. Any increase in the cost of inputs to our production could lead to higher costs for our products in our foodservice and retail channels and could negatively impact our operating results and future profitability. General inflation, including rising energy prices, interest rates and wages, currency volatility and monetary, fiscal and policy interventions by national or regional governments in reaction to such events could have negative impacts on our business by increasing our operating costs and our borrowing costs as well as decreasing the capital available for our customers to purchase our products. The United States Federal Reserve recently raised its benchmark interest rate multiple times. Several other central banks, including the European Central Bank, have signaled increases in benchmark interest rates. Rising interest rates increase our borrowing costs potentially decreasing our profitability. Additionally, increased borrowing costs faced by our customers could result in decreased demand for our products. The impact of inflation could also reduce consumer confidence and decrease consumer discretionary spending, including spending to purchase our products, and negatively affect trends in consumer purchasing patterns due to changes in consumers’ disposable income, credit availability and debt levels. The impact of high inflation and the plant-based meat sector’s premium pricing relative to animal protein, could cause consumers to trade down into cheaper forms of protein, including animal meat.
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
Since our inception, substantially all of our resources have been dedicated to the development of our three core plant-based product platforms of beef, pork and poultry, including purchases of property, plant and equipment, principally to support the development and production of our products, the build-out and equipping of our Manhattan Beach Project Innovation Center, and the purchase, build-out and equipping of manufacturing facilities in the U.S. and abroad. We have and believe that we will continue to expend resources as we expand into additional markets we may choose to pursue. These expenditures are expected to include costs associated with research and development, manufacturing and supply, as well as marketing and selling existing and new products. In addition, other unanticipated costs may arise.
As of October 1, 2022, we had cash and cash equivalents of $390.2 million. Our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, including strategic collaborations. Such financing may result in dilution to stockholders, reduction in the market price of our common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, the capital markets may experience extreme volatility and disruption, including rising interest rates and higher borrowing costs, which could make it more difficult for us to raise capital. If we cannot access the capital markets upon favorable terms or at all, it may impact our ability to achieve our goals.
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
In Europe, the Agriculture Committee of the European Parliament proposed in May 2019 to reserve the use of “meat” and meat-related terms and names for products that are manufactured from the edible parts of animals. In October 2020, the European Parliament rejected the adoption of this provision. In the absence of European Union legislation, Member States remain free to establish national restrictions on meat-related names. In June 2020, France adopted a law prohibiting names to indicate foodstuffs of animal origin to describe, market, or promote foodstuffs containing vegetable proteins. In October 2021, France published a draft implementing decree (the “Decree”), to define, for example, the sanctions in case of non-compliance with the new law. The Decree was published on June 29, 2022, and was slated to enter into force on October 1, 2022. We do not believe that the Decree complies with the laws of the European Union (EU), in particular the principle of free movement of goods. On July 27, 2022, at the request of a trade association, the French High Administrative Court partially suspended the execution of the Decree. This signals that there are indeed serious doubts as to the lawfulness of the Decree, though the suspension is only partial and temporary until the Court rules on the merits of the case. We understand that at least two more trade associations are also considering litigation. In this context, on October 21, 2022, the Company filed an application for annulment against the Decree. The Company also intends to intervene in favor of the trade association in their pending case against the Decree.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	10-Q	6/12/2019	3.1
3.2	Amended and Restated Bylaws.	10-Q	6/12/2019	3.2
4.1	Form of Common Stock Certificate.	S-1/A	3/27/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated as of October 5, 2018, by and among the Registrant and the other parties thereto.	S-1	11/16/2018	4.2
4.3	Description of Registrant’s securities	10-K	3/19/2020	4.3
4.4	Indenture, dated as of March 5, 2021, between Beyond Meat, Inc. and U.S. Bank National Association, as trustee.	8-K	3/05/2021	4.1
4.5	Form of certificate representing 0% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.1 to the Form 8-K filed on March 5, 2021).	8-K	3/05/2021	4.1
10.1*	Sixth Amendment dated as of August 30, 2022 to Lease dated as of July 1, 2021, as amended, by and between Smoky Hollow Industries, LLC and Registrant.				X
10.2*	First Amendment dated as of August 3, 2022 to the Multi-Year Sales Agreement dated January 10, 2020, by and between Roquette Frères and Beyond Meat, Inc.	10-Q	8/11/2022	10.3
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2022 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders' Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.				X

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

BEYOND MEAT, INC.

Date:	November 10, 2022	By:	/s/ Ethan Brown
Ethan Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2022	By:	/s/ Lubi Kutua
Lubi Kutua
Chief Financial Officer, Treasurer
(Principal Financial Officer)