Form 10-K
period 2022-12-31
BEYOND MEAT, INC.
filed 2023-03-01
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒     No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).         Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 1, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of the registrant’s common stock as reported on the Nasdaq Global Select Market on such date, was $1.6 billion.
As of February 28, 2023, the registrant had 64,094,519 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III where indicated.

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
•reduced consumer confidence and changes in consumer spending, including spending to purchase our products, and negative trends in consumer purchasing patterns due to levels of consumers’ disposable income, credit availability and debt levels, and economic conditions, including due to recessionary and inflationary pressures;
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
•the volatility of or inability to access the capital markets, including due to macroeconomic factors, geopolitical tensions or the outbreak of hostilities or war;
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
i

•the timing and success of distribution expansion and new product introductions in increasing revenues and market share;
•the timing and success of strategic Quick Service Restaurant (“QSR”) partnership launches and limited time offerings resulting in permanent menu items;
•foreign exchange rate fluctuations;
•our ability to identify and execute cost-down initiatives intended to achieve price parity with animal protein;
•the effectiveness of our business systems and processes;
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
•our ability to accurately forecast demand for our products and manage our inventory, including the impact of customer orders ahead of holidays and shelf reset activities, customer and distributor changes and buying patterns, such as reductions in targeted inventory levels, and supply chain and labor disruptions;
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
•the effects of global outbreaks of pandemics (such as the COVID-19 pandemic), epidemics or other public health crises, or fear of such crises;
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
•significant disruption in, or breach in security of our information technology systems and resultant interruptions in service and any related impact on our reputation, including data privacy;
•the ability of our transportation providers to ship and deliver our products in a timely and cost effective manner;
•senior management and key personnel changes, the attraction, training and retention of qualified employees and key personnel and our ability to maintain our company culture;
•the effects of organizational changes including reductions-in-force and realignment of reporting structures;
•the success of operations conducted by joint ventures, such as the Planet Partnership, LLC (“TPP”) with PepsiCo, Inc., where we share ownership and management of a company with one or more parties who may not have the same goals, strategies or priorities as we do and where we do not receive all of the financial benefit;
•the timing, impact and success of restructuring certain operating activities related to Beyond Meat Jerky;
•risks related to use of a professional employer organization to administer human resources, payroll and employee benefits functions for certain of our international employees, and use of certain third party service providers for the performance of several business operations including payroll and human capital management services;
•the impact of potential workplace hazards;
•the effects of natural or man-made catastrophic or severe weather events, including events brought on by climate change, particularly involving our or any of our co-manufacturers’ manufacturing facilities, our suppliers’ facilities, or any other vital aspects of our supply chain;
•the impact of marketing campaigns aimed at generating negative publicity regarding our products, brand and the plant-based meat category;
•the effectiveness of our internal controls;
•accounting estimates based on judgment and assumptions that may differ from actual results;

•the requirements of being a public company and effects of increased administrative costs related to compliance and reporting obligations;
•the sufficiency of our cash and cash equivalents to meet our liquidity needs;
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
•our ability to meet our obligations under our El Segundo Campus and Innovation Center ("Campus Headquarters") lease (“Campus Lease”), the timing of occupancy and completion of the build-out of our space, cost overruns, delays, workforce reductions or other cost-reduction initiatives on our space demands;
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
•the impact of increased scrutiny from a variety of stakeholders, institutional investors and governmental bodies on environmental, social and governance (“ESG”) practices, including expanding mandatory and voluntary reporting, diligence and disclosure on ESG matters;
•the outcomes of legal or administrative proceedings, or new legal or administrative proceedings filed against us;

•our, our suppliers’ and our co-manufacturers’ ability to protect our proprietary technology, intellectual property and trade secrets adequately;
•the impact of tariffs and trade wars;
•the impact of changes in tax laws; and
•the risks discussed in Part I, Item 1A, Risk Factors, and elsewhere in this report, and those discussed in other documents we file from time to time with the Securities and Exchange Commission (“SEC”).
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
This report also contains estimates and other statistical data obtained from independent parties and by us relating to market size and growth and other data about our industry and ultimate consumers. The number of retail and foodservice outlets where Beyond Meat branded products are available was derived from data as of December 2022. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates and data.
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
“Beyond Meat,” “Beyond Burger,” “Beyond Beef,” “Beyond Sausage,” “Beyond Breakfast Sausage,” “Beyond Meatballs,” “Beyond Chicken,” “Beyond Popcorn Chicken,” “Beyond Steak,” “Go Beyond,” “Cookout Classic,” “The Future of Protein,” the Caped Steer Logo, and “Eat What You Love,” are registered or pending trademarks of Beyond Meat, Inc. in the United States and, in some cases, in certain other countries. All other brand names or trademarks appearing in this report are the property of their respective holders. Solely for convenience, the trademarks and trade names contained herein are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

v

PART I
ITEM 1. BUSINESS.
Overview
Beyond Meat is a leading plant-based meat company offering a portfolio of revolutionary plant-based meats. We build meat directly from plants, an innovation that enables consumers to experience the taste, texture and other sensory attributes of popular animal-based meat products while enjoying the nutritional and environmental benefits of eating our plant-based meat products. Our brand promise, “Eat What You Love,” represents a strong belief that there is a better way to feed our future and that the positive choices we all make, no matter how small, can have a great impact on our personal health and the health of our planet. By shifting from animal-based meat to plant-based meat, we can positively impact four growing global issues: human health, climate change, constraints on natural resources and animal welfare. The success of our breakthrough innovation model and products has allowed us to appeal to a broad range of consumers, including flexitarians, those who typically eat animal-based meats, positioning us to compete directly in the $1.4 trillion global meat industry.
To capture this broad market opportunity, we have developed three core plant-based product platforms that align with the largest meat categories globally: beef, pork and poultry. The primary components of animal-based meat—amino acids, lipids, carbohydrates, trace minerals and water—are not exclusive to animals and are plentiful in plants. We create our plant-based products using proprietary scientific processes that determine the architecture of the animal-based meat we are seeking to replicate and then we assemble it using plant-derived amino acids, lipids, carbohydrates, trace minerals and water. We are focused on continuously improving our products so that eventually they are, to the human sensory system, indistinguishable from their animal-based counterparts.
Our flagship product is the Beyond Burger, designed to look, cook and taste like a traditional beef burger. We also sell a range of other plant-based meat products, including Beyond Sausage, Beyond Beef, Beyond Meatballs, Beyond Breakfast Sausage Patties, Beyond Breakfast Sausage Links, Beyond Beef Crumbles, Beyond Italian Sausage Crumbles, Beyond Chicken Tenders, Beyond Steak, Beyond Popcorn Chicken, Beyond Chicken Nuggets and Beyond Meat Jerky. All of our products are made from simple ingredients without GMOs, no added hormones or antibiotics, and 0 mg of cholesterol per serving. With the exception of certain Beyond Beef Crumbles which are not certified Kosher, all of our products are certified Kosher and Halal. All of our products are good to excellent sources of protein and we are focused on making them nutritionally dense, with minimal negative attributes relative to their animal protein alternatives. As of December 2022, Beyond Meat branded products were available at approximately 190,000 retail and foodservice outlets in more than 80 countries worldwide, across mainstream grocery, mass merchandiser, club store, convenience store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools.
Research, development and innovation are core elements of our business strategy, and we believe they represent a critical competitive advantage for us. Through our Beyond Meat Rapid and Relentless Innovation Program, our team of scientists and engineers focuses on making continuous improvements to our existing product formulations and developing new products across our plant-based beef, pork and poultry platforms. Our state-of-the-art Innovation Center within our Campus Headquarters brings together leading scientists from chemistry, biology, material science, food science and biophysics disciplines who work together with process engineers and culinary specialists to pursue our vision of perfectly building plant-based meat.
Net revenues decreased to $418.9 million in 2022 from $464.7 million in 2021, representing a 9.8% reduction. We have generated losses since inception. Net loss in 2022 and 2021 was $366.1 million and $182.1 million, respectively, as we pursued our long-term goal of future growth of our business, investing in innovation, people, infrastructure, product scaling and establishing strategic partnerships in the U.S., EU and China. In 2022, our net revenues were negatively affected by softness in demand in the plant-based category, macroeconomic issues, including inflation, rising interest rates and increasing concerns about the likelihood of a recession, and increased competition. Additionally, there remains uncertainty regarding the long-term effects of the COVID-19 pandemic and certain negative impacts on our business, the plant-based category, consumer and customer behavior, and demand levels.
In response to the current difficult environment and the negative impact of these factors on our business and the overall plant-based category, beginning in the fourth quarter of 2022 we are pivoting our focus toward sustainable long-term growth supported by three pillars: (1) driving margin recovery and operating expense reduction through the implementation of lean value streams across our beef, pork and poultry platforms; (2) inventory reduction and cash flow generation through more efficient inventory management; and (3) focusing on near-term retail and foodservice growth drivers while supporting strategic key long-term partners and opportunities.
Our Mission
We are a mission-driven business with long-standing core values. We strive to operate in a transparent, socially responsible and environmentally sustainable manner and are committed to help solve the major health and global environmental issues which we believe are caused in part by an animal-based protein diet and existing industrial livestock production. We believe our authentic and long-standing commitment to these causes better positions us to build loyalty and trust with current consumers and helps to attract new ones. Our corporate culture embodies these values and, as a result, we enjoy a highly motivated and skilled workforce committed to our mission and our enterprise.
The Beyond Meat Strategic Difference
•Unique Approach to the Product
We employ a revolutionary and unique approach to create our products, with a goal of delivering the same satisfying taste, aroma and texture as the animal-based meats we seek to replicate. At our Innovation Center within our Campus Headquarters, our scientists and engineers work to continuously improve our products to replicate the sensory experience of animal-based meat. Each product is designed to not only closely replicate the taste and sensory experience of its animal protein equivalent, but to also provide the nutritional and environmental benefits of plant-based meat.
We start by analyzing the composition and design of relevant animal-based meats at the molecular and structural level. The primary components, other than water, comprising animal-based meats are amino acids, lipids, carbohydrates and trace minerals, which are not exclusive to animals and are present in abundance in plants. The amino acids that form the proteins which represent the muscle of animal-based meat can be sourced from plants. We use proteins primarily extracted from yellow peas, as well as mung beans, faba beans, brown rice and other plant stock, through a physical process to separate protein and fiber. We then apply heating, cooling and pressure at rapid and varied intervals to weave the protein into a fibrous structure to create woven protein that mimics the texture of muscle. Our woven protein is converted according to our formulas and specifications into a packaged product at our own facilities or by our network of co-manufacturers, after which the final packaged product is then shipped to distributors or direct to customers.
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

Reflecting the strength and value of the Beyond Meat brand to its partners, many of our foodservice customers choose to prominently feature our brand name on their menu and within item descriptions, in addition to displaying Beyond Meat branded signage throughout their venues. We believe that we have established our brand as one with “halo” benefits to our partners as evidenced by the increased adoption by strategic QSR partners. Our foodservice channel not only functions as a form of paid trial for our products, helping to drive additional retail demand, but also creates even greater brand awareness for Beyond Meat through the on-menu and in-store publicity we receive.
•Unique Approach to Our Brand
Our mission is to create nutritious plant-based meats that taste delicious and deliver a consumer experience that is indistinguishable from that provided by animal-based meats. We believe our brand promise, “Eat What You Love,” encourages consumers to eat more, not less, of the traditional dishes they enjoy by using our products, while feeling great about the health, sustainability and animal welfare benefits associated with consuming plant-based meat. This approach is one of the reasons all of our current products are non-GMO. Our approach of bringing to market the best innovations is a strategy that engages the consumer and provides feedback from which we iterate and improve.
Our brand awareness has been driven by strong digital and social media marketing as well as earned media reaching our digitally native target audience. The viral nature of our marketing and brand-building has been enhanced by both the network of brand ambassadors we have developed throughout the United States and abroad, and our strong following by celebrities from the worlds of sports and entertainment who help promote the benefits of a plant-based diet and the Beyond Meat brand.
In 2022 we brought the environmental impact of our products to the forefront, showcasing the difference a burger can make through “This Burger Fights Climate Change,” a nationwide campaign stretching from Times Square billboards to YouTube shorts. We expanded the premise in our summer grilling campaign, joining Kevin Hart as he time-traveled through the decades to help change the world, one delicious Beyond Burger at a time. In October, we supported the launch of three new products, including Beyond Steak, through an omnichannel campaign across traditional and retail media.
Our Industry and Market Opportunity
We operate in the large and global meat industry, which is comprised of fresh and packaged animal-based meats for human consumption. According to data from Fitch Solutions Macro Research, the meat industry is the largest category in food and in 2017 generated estimated sales across retail and foodservice channels of approximately $270 billion in the United States and approximately $1.4 trillion globally. We believe our revenue growth over time will allow us to capture an increased share of the broader U.S. meat category, supported by a number of key drivers, including the authentic comparability and sensory experience of our products to their animal-based meat equivalents, continued mainstream acceptance of our products by traditional animal-based meat consumers, heightened consumer awareness of the role that food and nutrition, particularly plant-based foods, play in long-term human health and wellness, and growing concerns related to the negative environmental and animal-welfare impacts of animal-based meat consumption. As a market leader in the plant-based meat category, we believe we are well-positioned to take advantage of and drive this category growth.
Our Competitive Strengths
We believe that the following strengths position us to generate growth and pursue our objective to become a leader in the global meat category.
•Dedicated Focus on Innovation
We invest significant resources in our innovation capabilities to develop plant-based meat alternatives to popular animal-based meat products. Our innovation team, comprised of scientists, engineers, researchers, technicians and chefs, has delivered a number of unique plant-based meat breakthroughs, as well as continuous improvements to existing products. We are able to leverage what we learn about taste, texture, aroma and appearance across our plant-based beef, pork and poultry platforms and apply this knowledge to each of our product offerings. In 2022, our innovation team moved into its new location within our Campus Headquarters, where we have a strong pipeline of products in development.
•Brand Mission Aligned with Consumer Trends
We believe our brand is uniquely positioned to capitalize on growing consumer interest in great-tasting, nutritious, convenient, higher protein content and plant-based foods. We have also tapped into growing public awareness of major issues connected to animal protein, including human health, climate change, resource conservation and animal welfare. Simply put, our products aim to enable consumers to “Eat What You Love” without the downsides associated with conventional animal protein.
We have built a powerful brand with broad demographic appeal and a passionate consumer base. Our brand awareness is driven by strong marketing. Our audience continues to grow from the attention generated by our large following of celebrities, influencers and brand ambassadors who identify with our mission.
•Product Portfolio Generates Demand Across Channels
Increased sales of our products have helped us foster strong relationships in a relatively short period of time. We provide our retailers with exciting new products in the meat case, where innovation rarely occurs.
Our foodservice customers are excited by the opportunity to differentiate their menu offerings and attract new customers by partnering with Beyond Meat, and are seeking new ways to further promote our products, for example through mass media advertising campaigns inclusive of TV, radio, out of home and digital channels. We believe our customers’ frequent choice to feature Beyond Meat demonstrates the marketing power of our brand and overall consumer excitement for our products. This type of demand for our products has been a driving force in building strong ties with customers who have been continually impressed by the impact our brand can make on their business.
•Experienced and Passionate Executive Management Team
We are led by a proven and experienced executive management team with broad industry experience, including at both consumer packaged goods companies and high-growth businesses. Prior to founding Beyond Meat, Ethan Brown, our President and Chief Executive Officer, spent over a decade in the clean energy industry working for hydrogen fuel cell leader, Ballard Power Systems, rising from an entry level manager to reporting directly to the Chief Executive Officer. Mr. Brown’s significant experience in clean tech, coupled with an appreciation of animal agriculture's role in contributing to greenhouse gas emissions, led him to start a plant-based meat products company. Our executive management team plays an integral role in Beyond Meat’s success by instilling a culture committed to innovation, customer satisfaction and growth.
Cost Down Strategy
A key component of our business strategy is to continually drive the cost of our products down over time, with the aspiration to eventually price at parity with animal-based protein. To enable this, in 2021 we kicked off our Cost Down program, which consists of multiple workstreams focused on initiatives such as competitive bidding for ingredients, increasing manufacturing throughput, streamlining our internal fulfillment network and reformulating products to reduce costs. The reductions in force implemented in August and October 2022 and our sharpened focus on certain large customers and markets, are examples of ways we’ve started executing on our broader cost down strategy.
Our Long-Term Growth Strategy
In response to the current difficult environment and the negative impact of certain factors on our business and the overall plant-based category, beginning in the fourth quarter of 2022 we are pivoting our focus toward sustainable long-term growth supported by three pillars: (1) driving margin recovery and operating expense reduction through the implementation of lean value streams across our beef, pork and poultry platforms; (2)

inventory reduction and cash flow generation through more efficient inventory management; and (3) focusing on near-term retail and foodservice growth drivers while supporting strategic key long-term partners and opportunities. For clarity, lean value streams represent organizing our teams and operational approach in such a way that increases cross-functional collaboration, transparency and ownership of key business processes and initiatives, with an overarching objective of eliminating waste throughout our organization. We believe, if implemented effectively, the use of a lean value stream approach could drive faster speed-to-market of new product launches, which in turn could accelerate our sales growth, increase our pace of reducing our production costs and expanding our gross margin, and enable further operating expense reductions, among others.
In the long-term, we intend to continue to do the following:
•Pursue Top-line Growth Across our Distribution Channels
We continue to believe that there is a significant opportunity over time to expand our retail and foodservice footprint through distribution expansion, continued innovation and commercialization of new products, increased penetration across channels and into other areas of the retail footprint. We believe increased distribution will lead to growing consumer awareness and demand for nutritious, convenient and high protein plant-based foods, leading to an increase in the overall size of the plant-based meat category as more consumers shift their diets away from animal-based proteins.
•Invest in Infrastructure and Capabilities
Over the long-term, we are committed to prioritizing investment in our infrastructure and capabilities. In 2022, we made significant investments in support of our production and supply chain capabilities, new Campus Headquarters, sales and marketing efforts, our joint venture, TPP, and the bolstering of our IT and systems infrastructure in order to enable a sustainable market-leading position for the long-term.
We are continually reviewing opportunities to optimize our manufacturing capacity across our network, identifying opportunities to increase overall equipment effectiveness, as well as opportunities to leverage our internal manufacturing and co-manufacturer network.
•Expand Our Product Offerings
The success of our products over the past several years supports our belief that, despite a recent softness in the plant-based category, there will continue to be significant demand for additional plant-based meat products in the long-term. We intend to strengthen our product offerings by improving the formulations for our existing portfolio of products and by creating new products that expand the portfolio. We are continually refining our products to improve their taste, texture, aroma and appearance. In addition, we are committed to investing in research and development to continue to innovate within our core plant-based platforms of beef, pork and poultry to create exciting new product lines and improve the formulations for our existing portfolio of products.
Our new product launches in 2022 included the launch of Beyond Steak, Beyond Chicken Nuggets and Beyond Popcorn Chicken in U.S. retail and foodservice channels, tests of Beyond Carne Asada and Beyond Fried Chicken in the U.S. foodservice channel, Beyond Italian Sausage Crumbles in the Canadian foodservice channel, and Beyond Dumplings and Beyond Meat Plant-based Pork Patties in China e-commerce channels.
•Continue to Grow Our Brand
We intend to continue to develop our brand and increase awareness of Beyond Meat. We plan on highlighting our “Go Beyond” message and the global benefits that come with eating our products. We also plan to continue to create relevant content with our network of celebrities, influencers and brand ambassadors, who have successfully built significant brand awareness for us by supporting our mission and products and incorporating Beyond Meat into their daily lifestyle. We also intend to resume and expand our pre-COVID-19 field marketing efforts to sample products directly with consumers in stores and at relevant events.

Our Products
We sell a range of plant-based meat products across our three core platforms of beef, pork and poultry. Depending on the product and channel, they are offered in ready-to-cook, ready-to-heat or shelf-stable formats. Our products cover an entire day’s menu planning, from breakfast to dinner and snacking in between.
All of our products are made from simple ingredients without GMOs, no added hormones or antibiotics, and 0 mg of cholesterol per serving. With the exception of certain Beyond Beef Crumbles which are not certified Kosher, all of our products are certified Kosher and Halal. All of our products are good to excellent sources of protein and we are focused on making them nutritionally dense, with lower negative attributes relative to their animal protein alternatives.
Our beef platform consists of our line of products that are intended to mimic animal-based beef in its various merchandised forms, including ground beef, burger patties and meatballs, among others. Our primary products under our beef platform include the Beyond Burger, Beyond Beef, Beyond Meatballs, Beyond Beef Crumbles, Beyond Meat Jerky and Beyond Steak which are sold across our U.S. and international retail and foodservice channels. The protein content for our beef platform products is primarily derived from one or a combination of pea protein, rice protein, faba bean protein, wheat gluten and mung bean protein.
Our pork platform consists of our line of products that are intended to mimic animal-based pork in its various merchandised forms, including dinner sausage links, breakfast sausage patties and links, and ground pork, among others. Our primary products under our pork platform include Beyond Sausage, Beyond Breakfast Sausage Patties, Beyond Breakfast Sausage Links, Beyond Sausage Crumbles and Beyond Ground Pork, and are sold across our U.S. and international retail and foodservice channels. The protein content of our pork platform products is primarily derived from one or a combination of pea protein, rice protein and soy protein.
Our poultry platform consists of our line of products that are intended to mimic animal-based chicken in its various merchandised forms, including chicken tenders, chicken nuggets and popcorn chicken. Our primary products under our poultry platform include Beyond Chicken Tenders, Beyond Chicken Nuggets and Beyond Popcorn Chicken. With the exception of Beyond Chicken Tenders, which is sold across our U.S. and international retail and foodservice channels, the poultry platform products are primarily sold in our U.S. retail channel. The protein content for our poultry platform products is primarily derived from faba bean protein and wheat gluten.
Customers
Since the success of the Beyond Burger, we have created a strong presence at leading food retailers across the United States and abroad. As of December 2022, Beyond Meat branded products were available in approximately 78,000 retail outlets in the United States and 35,000 retail outlets internationally.
We remain focused on expanding our partnerships with foodservice customers over time, including large full-service restaurant (“FSR”) and QSR customers in the United States and abroad. As of December 2022, Beyond Meat branded products were available in approximately 43,000 foodservice outlets in the United States and 34,000 foodservice outlets internationally.
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
In 2022, DOT Foods, Inc. (“DOT”) accounted for approximately 12% of our gross revenues. In 2021, DOT and Zandbergen WFM accounted for approximately 12% and 11% of our gross revenues, respectively. In 2020, Costco accounted for approximately 13% of our gross revenues. No other distributor or customer accounted for more than 10% of our gross revenues in 2022, 2021 or 2020.

Our Supply Chain
•Sourcing and Suppliers
The principal ingredient used to manufacture our products is pea protein. We procure the raw materials for our woven protein from a number of different suppliers. Although most of the raw materials we require are typically readily available from multiple sources, we currently have a limited number of suppliers for the pea protein used in our products.
•Supply Agreements
We have a multi-year sales agreement with Roquette Frères (“Roquette”) for the supply of pea protein which expires on December 31, 2023. We are obligated to purchase certain minimum annual amounts as specified in the agreement. We continually seek additional sources of pea protein and other plant-based protein for our products that meet our criteria.
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
Other than the pea protein supply agreement described above, we generally do not have long-term supply agreements with our other suppliers. As most of the raw materials we use in our flavors are readily available in the market from many suppliers, we believe that we can within a reasonable period of time make satisfactory alternative arrangements in the event of an interruption of supply from our vendors.
Manufacturing
As the first step in our manufacturing process a dry blend containing our plant protein is combined within our manufacturing facility. The dry blend then enters our extruder, where both water and steam are added. We then use a combination of heating, cooling and variations of pressure to weave together the proteins into an architecture that mimics the texture and muscle structure of animal meat. The formed woven protein is used as the basis of all our products. Next, internally or through our co-manufacturers, we further process the woven protein by combining flavorings and other ingredients, after which the final packaged product is then shipped to distributors or direct to customers. In order to sustain the quality of our products, we have implemented a “define, measure, analyze, improve and control,” or DMAIC, approach to improve, optimize and stabilize our processes and design.
We depend on co-manufacturers for the manufacturing of some of our products. Our co-manufacturers are currently in various locations throughout the United States, Canada, the Netherlands and China. We continue to explore further optimization of our production capabilities domestically and abroad to produce our woven proteins, blends of flavor systems and binding systems, and finished goods.
Quality Control
In-process quality checks are performed throughout the manufacturing process, including temperature, physical dimensions and weight. We provide specific instructions to customers and consumers for storing and cooking our products. A majority of our products are transported and stored frozen. Frozen products such as Beyond Beef Crumbles and Beyond Breakfast Sausage Patties are intended to be prepared from their frozen state, with cooking instructions enclosed on all packaging.
Retail products sold in the meat case, such as the Beyond Burger, Beyond Sausage, Beyond Beef, Beyond Meatballs and Beyond Sausage Links, are shipped to the customer frozen. The customer is provided instructions on ‘slacking,’ which is typically done by moving frozen food to a refrigerator to allow it to slowly and safely thaw before cooking. For this step, retailers must apply a “use by date” sticker to the packaging prior to sale.
Distribution
From our internal manufacturing or co-manufacturing facilities, products are transferred by third-party logistics providers to cold storage facilities or are directly shipped to the customer. International shipments are also handled by third-party logistics providers and in some instances are organized directly by the customer.
At present, we manage shipments through Manhattan Active Transportation Management System (TMS) and FourKites for real-time shipment tracking and visibility to coordinate our supply chain through to final distribution.
Order Fulfillment
Our customer service and logistics functions are responsible for customer-facing activities, order management, customer logistics, 3PL leadership and intra-company distribution. We utilize Oracle NetSuite ERP and integration with our 3PL Cloud interface platforms for these processes. Customer orders are principally transmitted via electronic data interface, or EDI, but may be processed manually if necessary. Orders are accepted in NetSuite, reviewed for accuracy and fulfillment plans are developed. When fulfillment plans are ready, orders are tendered to 3rd party carriers via Manhattan TMS. Metrics for the Customer Service and Logistics team include order fill rates, on-time delivery, customer scorecards as needed and cost leadership. We have agreements with third-party service providers for all of our shipping needs.
Sales and In-Store Activation
•Sales
As of December 31, 2022, our sales team is organized into four divisions: retail, foodservice, international and strategic partnerships. Additionally, we have strong support functions with Category Management, Consumer Insights and Analytics, Customer Service and Marketing. The sales team has an extensive range of experience from leading CPG, natural food, meat and plant-based meat companies. It works in close coordination with a network of global broker and distributor partners that gives us the expertise and access to accounts and markets across key global markets in an efficient and scalable fashion as we continue to seek to grow our footprint and sales globally.
•Brand Marketing
The primary means by which we have driven consumer awareness of our products is via social and digital media, PR, retail and foodservice shopper marketing, ambassador and influencer activations, paid media and strategic partnerships. Our marketing strategy focuses on driving awareness all the way through to purchase and loyalty.
We maintain active social media platforms such as Facebook, Instagram, TikTok and Twitter to build awareness, share news, reach new audiences and engage with our consumers. These platforms allow us to engage with our consumers and directly reach target demographics such as millennials and “Generation Z.” We also leverage our first party data to distribute brand information and news, foster loyalty through unique offers and share recipe content to drive consumption.
We also maintain a registered domain website at www.beyondmeat.com, which serves as the primary source of information regarding our products, as well as foreign domains in certain countries. Our website is used as a platform to promote our products, provide news, share recipes, highlight nutritional facts and provide general information on where to purchase our products.
We are fortunate to have partnered with a network of brand ambassadors and developed a strong following by celebrities from the worlds of sports and entertainment who share our core values. Their organic involvement and interest are helpful to promote our overall mission and strategic partnerships.

In 2022, we deployed targeted brand campaigns to build awareness, reach new users and drive conversion. Our paid digital initiatives included social, programmatic, podcasts, out-of-home, online video, connected TV, and digital offers and rewards.
Competition
We operate in a highly competitive environment. We believe that we compete with both conventional animal-protein companies, such as Cargill, Hormel, JBS, Perdue Foods, Tyson and WH Group, and also plant-based meat brands, including brands affiliated with conventional animal-protein companies and other large food operators, such as Alpha Foods, Boca Foods (Kraft Heinz), Lightlife and Field Roast Grain Meat Co. (Maple Leaf Foods), Gardein (Conagra), Hungry Planet, Inc., Impossible Foods, Incogmeato/Morningstar Farms (Kellogg), Moving Mountains, Omn!pork (OmniFoods), Tofurky, Sweet Earth and Awesome Burger (Nestle’ S.A.), Pure Farmland by Smithfield Foods (WH Group), Raised & Rooted (Tyson), Happy Little Plants (Hormel), Sysco’s Simply Plant-Based Meatless Burger, Tattooed Chef, The Not Company and Vegetarian Butcher (Unilever). Additionally, a number of U.S. and international companies are working on developing lab-grown or “clean meat,” an animal-protein product cultivated from cells taken from animals, which could have a similar appeal to consumers as plant-based products.
We believe the principal competitive factors in our industry are:
• taste;
• nutritional profile;
• ingredients;
• texture;
• ease of integration into the consumer diet;
• low-carbohydrate, low-sugar, high fiber and protein;
• lack of cholesterol, gluten and GMOs;
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
Research and Development
Our research and development team creates, tests and refines our products at our Innovation Center within our Campus Headquarters. We employ in-house scientists, engineers, researchers and testers to help create the next iterations of our plant-based meat products. Our team has delivered a number of first-to-market breakthroughs focused on plant-based meat and we are also focused on continuous improvement of existing products. We have and will continue to protect any intellectual property created by us.
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
On January 25, 2021, we entered into TPP, a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. In the fourth quarter of 2022, we began taking steps to restructure certain contracts and operating activities related to Beyond Meat Jerky. Such activities are expected to continue through most of 2023.
Seasonality
Generally, we expect to experience greater demand for certain of our products during the summer grilling season. In 2022 and 2021, U.S. retail channel net revenues during the second quarter were 16% and 21% higher than the first quarter, respectively. We expect to continue to see additional seasonality effects, especially within our retail channel, with revenue contribution from this channel tending to be greater in the second and third quarters of the year, along with increased levels of purchasing by customers ahead of holidays, the impact of customer shelf reset activity and the timing of product restocking by our retail customers. In addition, in an environment of recessionary and inflationary pressures, general softness in the plant-based category, competition and other factors impacting our business, including uncertainty around the long-term impacts of COVID-19, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.

Human Capital Resources
•Employees
As of December 31, 2022, we had 787 full-time employees and 89 contract workers. None of our employees is represented by a labor union. We have never experienced a labor-related work stoppage.
•Employee Health and Safety Related to COVID-19
In the United States, we have transitioned back to normal operating procedures with a heightened awareness of maintaining a healthy workplace and work environment. At all of our facilities, we follow current guidelines from local departments of public health and have implemented comprehensive preventative hygienic measures to support the health and safety of our employees.
As a result of China’s lifting of its zero COVID policies, our facilities in China no longer require visitors and personnel to obtain a 72-hour swab test. However, at our R&D center and Jiaxing factory, visitors are still required to pre-register their personal details and record their temperature. Those who record symptoms relating to a fever or report cough symptoms are not allowed to enter these two facilities.
•Diversity and Inclusion
We value the unique talent and merit that derive from diverse backgrounds and experience. We aspire to engender and affirm equity and inclusion through a purposeful investment in qualified individuals from an array of different communities. Our company culture thrives when different perspectives and ideas inform our strategic goals to innovate and deliver to customers of every socio-economic background. We recognize that representation and collaboration are vital components to address the challenges that face our planet. We have developed a framework of guiding principles that set the foundation for sustainable Diversity, Equity and Inclusion practices by reducing subjectivity and biases via data-driven decisions and promoting shared ownership for inclusive behaviors and actions across the organization. In addition, we are actively working on our diversity and inclusion roadmap, which focuses on four pillars: Workplace Inclusion, Employee Experience, Equitable Brand and Community.
•Mission, Culture and Engagement
Everything we do is powered by our mission and core values and our corporate culture reflects that. As a result, we enjoy a highly motivated and skilled workforce committed to our mission and our company. We believe we have a unique culture which promotes employee engagement. Our employees are driven by our mission which promotes collaboration and innovation. We promote employee engagement by organizing various employee activities that are aligned with our mission, including our weekly “Coffee Talk,” a forum for employee engagement with the leadership.
•Total Rewards and Pay Philosophy
We strive to attract and retain diverse, high-caliber employees who raise the talent bar by offering competitive compensation and benefit packages, regardless of their gender identity, race, age, perspective, or other personal characteristics. We regularly review and survey our compensation and benefit programs against the market to ensure we remain competitive in our hiring practices. We provide employee salaries that are competitive and consider factors such as an employee’s role and experience, the location of their job and their performance.
We also review our compensation practices, both in terms of our overall workforce and individual employees, to ensure our pay is fair and equitable. In addition to our competitive salaries, to enhance our employees’ sense of participation in the company and to further align their interests with those of our stockholders, we offer equity to all of our salaried employees.
We offer a variety of comprehensive medical benefits to our employees. In addition to medical benefits, we offer our employees dental and vision coverage, health savings and flexible spending accounts, paid time off, paid company holidays, paid parental leave, bereavement leave, pet bereavement leave, employee assistance programs, a 401(k) retirement savings plan with company matching contributions, voluntary short-term and long-term disability insurance, and life insurance.
•Development and Retention
We strive to hire, develop and retain outstanding talent that is passionate about changing the world and that continuously raises the performance bar. We encourage, support and compensate our employees based on our philosophy of recognizing and rewarding exceptional performance. We achieve this by focusing on development, goal setting, accomplishments and ongoing feedback that aligns with short- and long-term company strategy. We believe that development is foundational to future success and should be an ongoing process in which all employees should be active participants.
Trademarks and Other Intellectual Property
We own domestic and international trademarks and other proprietary rights that are important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are used in the regular course of trade and/or their registrations are properly maintained. Our primary trademarks include Beyond Meat, Beyond Burger, Beyond Beef, Beyond Sausage, Beyond Breakfast Sausage, Beyond Chicken, Beyond Fried Chicken, Beyond Meatball, the Caped Steer Logo, Go Beyond, Eat What You Love, Cookout Classic, The Future of Protein, and The Future of Protein Beyond Meat and design, and are registered or pending trademarks of Beyond Meat, Inc. in the United States and, in some cases, in certain other countries. Our trademarks are valuable assets that reinforce the distinctiveness of our brand to our consumers. We have applied for or have trademark registrations internationally as well. We believe the protection of our trademarks, copyrights, patents, domain names, trade dress and trade secrets are important to our success.
We aggressively protect our intellectual property rights by relying on trademark, copyright, patent, trade dress and trade secret laws and through the domain name dispute resolution system. We maintain a registered domain website at www.beyondmeat.com, as well as foreign domains in certain countries.
We believe our intellectual property has substantial value and has contributed significantly to our business. As of December 31, 2022, we had two issued patents in the United States and seven issued patents outside the United States (U.K., Indonesia, Canada, China, Chile, Israel and Australia), two pending patent applications in the United States, eight pending international patent applications and one provisional patent application.
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
We are also subject to the laws of Australia, Canada, Hong Kong, Israel, China, the European Union (and individual member countries) and the United Kingdom, among others, and requirements specific to those jurisdictions could impose additional manufacturing or labeling requirements or restrictions. For example, in Europe, the Agriculture Committee of the European Parliament proposed in May 2019 to reserve the use of “meat” and meat-related terms and names for products that are manufactured from the edible parts of animals. In October 2020, the European Parliament rejected the adoption of this provision. In the absence of European Union legislation, Member States remain free to establish national restrictions on meat-related names. In October 2021, France published a draft implementing decree (the “Decree”), to define, for example, the sanctions in case of non-compliance with the new law. The Decree was published on June 29, 2022, and entered into force on October 1, 2022. We do not believe that the Decree complies with the laws of the European Union, in particular the principle of free movement of goods. On July 27, 2022, at the request of a trade association, the French High Administrative Court partially suspended the execution of the Decree. This signals that there are indeed serious doubts as to the lawfulness of the Decree, though the suspension is only partial and temporary until the Court rules on the merits of the case. We also note that this prohibition has not been appropriately notified to the European Commission, and that as a result, the prohibition is, in principle, non-enforceable. In November 2021, Beyond Meat co-signed a letter from the European Alliance of Plant-Based

Foods protesting this law. In October 2021, the Turkish authorities challenged the use of the Caped Longhorn superhero logo, as well as the name “Beyond Meat,” alleging that the consumer is misled as to the characteristics of our products. The local distributor has made a submission that this is an unlawful restriction under the EU-Turkey Free Trade Agreement. In December 2021, the Turkish authorities rejected this submission, and held that references to “plant-based” in combination with “meat” would mislead the consumer. Beyond Meat is actively monitoring these developments, but if adopted, they may require it to change its labeling and advertising.
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
Emerging Growth Company Status
Upon the completion of our IPO, we elected to be an Emerging Growth Company (“EGC”), as defined in the Jumpstart Our Business Startups Act. An EGC is defined as a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year. A company will retain its EGC status until the earlier of: (1) the last day of the fiscal year in which it exceeds $1.07 billion in annual gross revenues; (2) the last day of the fiscal year following the fifth anniversary of the date it first sold securities pursuant to an initial public offering registration statement; (3) the date on which the EGC has, within the previous three years, issued $1 billion of nonconvertible debt; or (4) the date it is deemed to be a large accelerated filer (an SEC registered company with a public float of at least $700 million).
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
We make available on or through our website certain reports and amendments to those reports we file with or furnish to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC also maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the site is http://www.sec.gov.

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
ITEM 1A. RISK FACTORS.
Risk Factor Summary
We are providing the following summary of the risk factors contained in this report to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors immediately following this summary as well as the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Note Regarding Forward-Looking Statements,” and our consolidated financial statements and related notes, before deciding whether to invest in shares of our common stock. The risks and uncertainties described in this report may not be the only ones we face. If any of the risks actually occurs, our business, financial condition, operating results, cash flows and prospects could be materially and adversely affected. In this case, the trading price of our common stock would likely decline and you might lose part or all of your investment in our common stock. These risks and uncertainties include, but are not limited to, the following:
•Risks Related to Our Business, such as, disruptions in the worldwide economy including an economic recession, downturn, periods of inflation or economic uncertainty; risks associated with inflationary price pressures including the effects of rising interest rates; reduced consumer confidence and changes in consumer spending and negative trends in consumer purchasing patterns; factors negatively impacting demand in the plant-based meat category; our history of losses and ability to achieve or sustain profitability, which could result in the contraction of our business and the implementation of significant cost cutting measures; risks and uncertainties associated with our cost-reduction initiatives, workforce reductions, executive leadership changes, realignment of reporting structures, and the timing and success of achieving certain financial goals or cash flow positive targets; our ability to streamline operations and improve cost efficiencies, which could result in the contraction of our business and the implementation of significant cost cutting measures such as downsizing and exiting certain operations, domestically and/or abroad; our ability to effectively expand or optimize our manufacturing operations and accurately forecast demand for our products; our ability to utilize our capacity efficiently or accurately plan our capacity requirements; our ability to sell our inventory in a timely manner which may require us to sell our products through liquidation channels at lower prices, write-down or write-off obsolete inventory, or increase inventory reserves; our ability to forecast future results of operations and financial goals or targets; our reliance on a limited number of third-party suppliers and our ability to procure sufficient high quality raw materials; disruptions to our supply chain; limited availability of pea protein that meets our standards; our limited number of distributors; consolidation of customers, loss of a significant customer or our inability to acquire new customers; loss of one or more of our co-manufacturers; damage or disruption at our manufacturing facilities and operational delays at our new manufacturing facilities; delays with the build out of our new Campus Headquarters; difficulties expanding into new markets; effects of the COVID-19 pandemic on our business; slow, declining or negative revenue growth rates; revenue and earnings fluctuations; seasonal fluctuations; delays in product delivery by third-party transportation providers; failure to retain our senior management and attract and retain employees; use of professional employer organizations to employ certain of our international employees; failure of recent and future acquisitions or investments to be efficiently integrated; scrutiny from our stakeholders, institutional investors and governmental bodies on our environmental, social and governance (“ESG”) practices; accounting estimate risks; and risks stemming from workplace accidents or safety incidents.
•Risks Related to Our Products, such as, incidents of food safety and food-borne illnesses or advertising or product misbranding; reduction in sales of the Beyond Burger; changing consumer preferences; failure to introduce new products or successfully improve existing products; our ability to accurately predict consumer taste preferences and respond quickly to new trends; and ingredient and packaging costs volatility.
•Risks Related to Our Industry and Brand, such as, increased competition in our market and new market entrants; harm to our brand or reputation due to real or perceived quality or health issues with our products; and failure to develop and maintain our brand.
•Risks Related to Our International Operations, such as, business, regulatory, political, financial and economic risks of doing business in China and Europe; foreign exchange rate fluctuations; and potential violations of the FCPA and other anti-corruption laws.
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
•Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital, such as, delays or cost overruns associated with the build out of our new Campus Headquarters and the impact of workforce reductions or other cost-reduction initiatives on our space demands; failure to meet our significant lease obligations or risks related to excess space capacity under our leases due to workforce reductions or other cost-reduction initiatives; risks related to the Notes; inability to access restricted cash that collateralizes letters of credit; and failure to obtain additional financing to achieve our goals.
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
Risk Factors
Risks Related to Our Business
Disruptions in the worldwide economy, including an economic recession, downturn, periods of inflation or economic uncertainty, have and may continue to adversely affect our business, results of operations and financial condition.
The global economy can be negatively impacted by a variety of factors such as the spread or fear of spread of contagious diseases (such as the COVID-19 pandemic, other pandemics, epidemics or other public health crises) in locations where our products are sold, man-made or natural disasters, severe weather, actual or threatened hostilities or war, terrorist activity, political unrest, civil strife and other geopolitical uncertainty. Such adverse and uncertain economic conditions may impact distributor, retailer, foodservice and consumer demand for our products. For example, in connection with the war in Ukraine, governments in the U.S., U.K. and the EU have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. The uncertainty resulting from the military conflict in Europe has given rise and may continue to give rise to increases in costs of goods and services, scarcity of certain ingredients, increased trade barriers or restrictions on global trade and may increase volatility in financial and capital markets, which may make it more difficult for us to raise additional capital. Further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which could adversely affect our business and/or our supply chain, our international subsidiaries, business partners or customers in the broader region, including potential destabilizing effects that such conflicts may pose for the European continent or the global oil and natural gas markets. In addition, our ability to manage normal commercial relationships with our suppliers, co-manufacturers, distributors, retailers, foodservice customers, consumers and creditors may suffer.
Starting in 2020, the COVID-19 pandemic had a significant impact on the worldwide economy and, in turn, our business, financial condition and results of operations. Although we expect the impacts of the pandemic, and the resulting effects on the economy, on us to continue to decline, we are likely to see certain prolonged effects. For example, certain of our QSR customers reduced their menu offerings in response to COVID-19, which negatively impacted plant-based food items. If those customers are slow to re-expand their menus, or choose not to put plant-based products back on their menus, our business could be adversely affected.
As global economic conditions continue to be volatile or uncertain and recessionary or inflationary pressures exist, trends in consumer discretionary spending also remain unpredictable and subject to changes. We have seen consumers shift purchases to lower-priced or other perceived value offerings during economic downturns as a result of various factors, including job losses, inflation, higher taxes, reduced access to credit, change in federal economic policy and recent international trade disputes. In particular, consumers have reduced the amount of plant-based food products that they purchase where there are conventional animal-based protein offerings, which generally have lower retail prices. In addition, consumers may choose to purchase private label products rather than branded products because they are generally less expensive. A decrease in consumer discretionary spending may also result in consumers reducing the frequency and amount spent on food prepared away from home. Distributors, retailers and foodservice customers have become more conservative in response to these conditions and have sought to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailer and foodservice customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. Decreases in demand for our products without a corresponding decrease in costs has put downward pressure on margins and has and may continue to negatively impact our financial results. Prolonged unfavorable economic conditions or uncertainty would be expected to have an adverse effect on our sales and profitability and may result in consumers making long-lasting changes to their discretionary spending behavior on a more permanent basis.
Inflationary price pressures of raw materials, labor, transportation, fuel or other inputs used by us and our suppliers, including the effects of rising interest rates, has negatively impacted, and could continue to negatively impact, our business and results of operations.
Our operating environment has been impacted by inflation and rising interest rates. Increases in the price of raw materials, labor, wages, energy or other inputs that we or our suppliers use in manufacturing and supplying products, along with logistics, transportation, shipping, fuel and other related costs, has led to higher production and shipping costs for our products. Any increase in the cost of inputs to our production has led to higher costs for our products in our foodservice and retail channels and has negatively impacted and may continue to negatively impact our operating results and future profitability. General inflation, including rising energy prices, interest rates and wages, currency volatility and monetary, fiscal and policy interventions by national or regional governments in reaction to such events could continue to have negative impacts on our business by increasing our operating costs and our borrowing costs as well as decreasing the capital available for our customers to purchase our products. The United States Federal Reserve has raised its benchmark interest rate multiple times. Several other central banks, including the European Central Bank, have signaled increases in benchmark interest rates. Increased borrowing costs faced by our customers could result in decreased demand for our products. The impact of inflation could also reduce consumer confidence and decrease consumer discretionary spending, including spending to purchase our products, and negatively affect trends in consumer purchasing patterns due to changes in consumers’ disposable income, credit availability and debt levels. The impact of high inflation and the plant-based meat sector’s premium pricing relative to animal protein have caused and could continue to cause consumers to trade down into cheaper forms of protein, including animal meat.
We have a history of losses, and we may be unable to achieve or sustain profitability.
We have experienced net losses in almost every period since our inception. In 2022, 2021 and 2020, we incurred net losses of $366.1 million, $182.1 million and $52.8 million, respectively. Although we anticipate decreasing our operating expenses in 2023, over time our operating expenses and capital expenditures may increase as we hire additional employees; support our strategic and other QSR customer relationships; innovate and commercialize products; build our brand, expand our marketing channels and drive consumer adoption of our products; continue to invest to expand our production capacity through our own internal production facilities, domestically and abroad; build out our Campus Headquarters; increase our customer base, supplier network and co-manufacturing partners; scale production across distribution channels; pursue geographic expansion; and enhance our technology and production capabilities. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues and margins sufficiently to offset the anticipated higher expenses. We incur significant expenses in developing our innovative products, building out our facilities, securing an adequate supply of raw materials, obtaining and storing ingredients and other products and marketing the products we offer. In addition, many of our expenses, including some of the costs associated with our existing and any future manufacturing facilities, are fixed. Accordingly, we may not be able to successfully implement our new sustainable growth strategy or achieve or sustain profitability, and we may incur significant losses for the foreseeable future.
Our strategic initiatives to reduce our cost structure towards cash flow positive operations could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions.
Our cost-reduction initiatives, expected charges and savings related to our recent workforce reductions and executive leadership changes, and the timing and success of achieving our cash flow positive targets are subject to many risks and uncertainties. The charges associated with the reduction-in-force and executive leadership changes may be greater than anticipated, completion of the reduction-in-force may take longer than anticipated, we may be unable to realize the contemplated benefits in connection with the workforce reduction, executive leadership changes and other potential cost-reduction initiatives, and the workforce reduction, executive leadership changes and cost-reduction initiatives may have an adverse impact on our performance. Additionally, our ability to meet our cash flow positive targets is subject to a number of assumptions and uncertainties, including, without limitation, our ability to reduce costs and achieve positive gross margins; our ability to meet certain revenue and operating expense targets, which may be subject to factors beyond our control; and our ability to monetize inventory and manage working capital. The other risks described in this report may also hinder our ability to implement our strategic initiatives.
As we continue to identify areas of cost savings and operating efficiencies, we may consider implementing further measures to help streamline operations and improve our cost efficiencies, including downsizing or exiting certain operations. However, our strategic growth initiatives may not be adequate to support the long-term operations of our business, particularly under adverse circumstances, Furthermore, we may not be successful in implementing these initiatives or realizing our anticipated savings and efficiencies, including as a result of factors beyond our control. In the event we have excess capacity or vacancy in any of our facilities or office spaces, we may sublease portions of the excess space to third parties and may be unable to sublease our excess space on favorable terms, or at all, or if we are able to sublease space but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we could incur substantial payment obligations to our landlords. If we are unable to realize the anticipated savings and efficiencies of our cost reduction initiatives and related strategic initiatives, our operating and financial results would be adversely affected and could differ materially from our expectations.
Our inability to streamline operations and improve cost efficiencies could result in the contraction of our business and the implementation of significant cost cutting measures.
We have undertaken efforts to streamline operations and improve cost efficiencies, including related to our supply chain, marketing and commercialization efforts. For example, on August 3, 2022 and October 14, 2022, we announced reductions-in-force affecting approximately 4% and 19%, respectively, of our global workforce. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operating results from these efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions in the future. Furthermore, our workforce reductions may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. In addition, while positions have been eliminated, certain functions necessary to our reduced operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. We may also discover that the reductions in workforce and cost cutting measures will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. Moreover, there is no assurance we will be successful in our efforts. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, and results of operations.
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
Consumer demand for plant-based meat products has recently cooled down. For example, in the fourth quarter of 2022, all of our markets and channels were negatively impacted by softness in demand. If consumer demand for plant-based meats continues to decrease, or if any such decrease is prolonged, demand for our products by our customers may also decrease, which could in turn have a material adverse effect on our business, financial condition and results of operations.
Furthermore, if we do not accurately align our manufacturing capabilities and inventory supply with demand, if we experience disruptions or delays in our supply chain, or if we cannot obtain raw materials of sufficient quantity and quality at reasonable prices and in a timely manner, our business, financial condition and results of operations may be materially adversely affected.
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
If we are unable to sell our inventory in a timely manner, it could become obsolete, which could require us to write-down or write-off obsolete inventory, which could harm our operating results.
There is a risk that we may be unable to sell our inventory in a timely manner to avoid it becoming obsolete. If we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, we would be required to increase our inventory reserves or write off obsolete inventory and our operating results could be substantially harmed. Alternatively, we may be required to mark down certain products to sell any excess inventory or to sell such inventory through liquidation channels at significantly lower prices, which would negatively impact our business and operating results. In the year ended December 31, 2022, our net revenues were negatively impacted by strategic price reductions, and our gross profit was negatively impacted by higher inventory reserves, which increased costs per pound.
Our ability to accurately forecast our future results of operations is subject to many risks and uncertainties and our operating and financial results could differ materially from our expectations.
Our ability to accurately forecast our future results of operations is limited and subject to a number of risks and uncertainties. Our historical revenue growth should not be considered indicative of our future performance and our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our products, increasing competition from our market competitors and new market entrants, and a decrease in the growth of our overall market. In fact, net revenues in the year ended December 31, 2022 decreased by $45.8 million, or 9.8%, as compared to the prior year. If we are unable to identify and execute cost-down initiatives intended to achieve price parity with animal protein, we may not be able to compete effectively in our market, demand for our products may continue to slow and could continue to adversely affect our revenues and margins. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.
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
We rely on a limited number of vendors, a portion of which are located internationally, to supply us with raw materials. Our financial performance depends in large part on our ability to arrange for the purchase of raw materials in sufficient quantities at competitive prices. We have entered into a multi-year sales agreement for plant-based protein with one of our pea protein suppliers pursuant to which we are required to purchase specified minimum monthly and semi-annual quantities through the term. In addition, we have entered into a supply agreement with another supplier pursuant to which we obtain pea protein on a purchase order basis and have the right to cancel purchase orders if we provide timely written notice. The amount purchased in each quarter of 2023 is mutually agreed upon by us and the supplier prior to each quarter and becomes a binding quarterly commitment upon such agreement. Other than pursuant to these agreements, we are not assured of continued supply or pricing of raw materials. Any of our other suppliers could discontinue or seek to alter their relationship with us. We have in the past experienced interruptions in the supply of pea protein from one supplier that resulted in delays in delivery to us. We could experience similar delays in the future from any of our suppliers. Any disruption in the supply of pea protein or other raw materials would have a material adverse effect on our business if we cannot replace these suppliers in a timely manner, on commercially reasonable terms, or at all.
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
If we need to replace an existing supplier, there can be no assurance that supplies of raw materials will be available when required on acceptable terms, or at all, or that a new supplier would allocate sufficient capacity to us in order to meet our requirements, fill our orders in a timely manner or meet our strict quality standards. If we are unable to manage our supply chain effectively and ensure that our products are available to meet consumer demand, we may not be able to fulfill customer orders, our operating costs could increase and our profit margins could decrease.
Disruptions of our supply chain could have a material adverse effect on our operating and financial results.
Our ability to make, move and sell products in coordination with our suppliers, third party contract manufacturers and distributors is critical to our success. Damage or disruption to our collective supply, manufacturing or distribution capabilities resulting from severe weather, fires or evacuations related thereto, natural disasters, including climate-related events, pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases, agricultural diseases, cyber incidents, terrorism, governmental restrictions or mandates, political instability, trade restrictions, import restrictions, border closures, freight carrier availability, labor shortages, strikes or other labor unrest, the financial or operational instability of key suppliers and carriers, repairs or enhancements at facilities manufacturing or delivering our products or other reasons could impair our ability to source inputs or manufacture, sell or timely deliver our products. To the extent we are unable to mitigate the likelihood or potential impact of such events, there could be a material adverse effect on our operating and financial results.
Additionally, there are increasing expectations in various jurisdictions that companies monitor the environmental and social performance of their suppliers, including compliance with a variety of labor practices, as well as consider a wider range of potential environmental and social matters, including the end of life considerations for products. Compliance can be costly, require us to establish or augment programs to diligence or monitor our suppliers, or, in the case of legislation such as the Uyghur Forced Labor Prevention Act, to design supply chains to avoid certain suppliers or regions altogether. Failure to comply with such regulations can result in fines, reputational damage, import ineligibility for certain products or raw materials, or otherwise adversely impact our business.
Our future business, results of operations and financial condition may be adversely affected by reduced or limited availability of plant-based protein that meets our standards.
Our ability to ensure a continuing supply of ingredients at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow certain crops such as Canadian, European and North American yellow peas, the vagaries of these farming businesses (including poor harvests impacting the quality of the peas grown), changes in national and world economic conditions, including as a result of COVID-19 or the outbreak of hostilities or war, tariffs and our ability to forecast our ingredient requirements. The high-quality ingredients used in many of our products are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilence. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply of, or increase the price of, quality ingredients. In addition, we purchase some ingredients and other materials offshore, and the price and availability of such ingredients and materials may be affected by political events or other conditions in these countries or tariffs, trade wars or the outbreak of hostilities or war. We also compete with other food producers in the procurement of ingredients, and this competition may increase in the future if consumer demand for plant-based meat products increases. If supplies of quality ingredients are reduced or there is greater demand for such ingredients from us and others, we may not be able to obtain sufficient supply that meets our strict quality standards on favorable terms, or at all, which could impact our ability to supply products and may adversely affect our business, results of operations and financial condition.
We rely on a limited number of distributors, and if we experience the loss of one or more distributors and cannot replace them in a timely manner, our results of operations may be adversely affected.
Many retailers and foodservice providers purchase our products through distributors who purchase, store, sell, and deliver our products to such retailers and foodservice providers. For 2022, DOT accounted for 12% of our gross revenues. For 2021, DOT and Zandbergen WFM accounted for approximately 12% and 11% of our gross revenues, respectively. Since these distributors act as intermediaries between us and the retailers and foodservice providers, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with them that ensure future sales of our products. If we lose one or more of our distributors and cannot replace the distributor in a timely manner or at all, our business, results of operation and financial condition may be materially adversely affected.
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
Further, if customers do not perceive our product offerings to be of sufficient value and quality, or if we fail to offer new and relevant product offerings at a competitive price, we may not be able to attract or retain customers or engage existing customers so that they continue to purchase products from us. We may lose customers to our competitors if they offer superior products to ours, if we are unable to compete on the basis of value and taste, if we are unable to meet customers’ orders in a timely manner, or if we are unable to identify and execute cost-down initiatives intended to achieve price parity with animal protein. The loss of any large customer or the reduction of purchasing levels or the cancellation of business from such customers could have a material adverse impact on our business.
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

The loss of any large customer, the reduction of purchasing levels or the cancellation of any business from a large customer for an extended length of time could negatively impact our sales and profitability. For example, in 2022, the year-over-year decrease in our U.S. foodservice channel net revenues was driven primarily by sales to a large QSR customer in the year-ago period that did not repeat in the fourth quarter of 2022.
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
Our business could be adversely affected by a workplace accident or safety incident.
Our manufacturing processes and related activities could expose us to significant personal injury claims that could subject us to substantial liability. Specifically, our inability to anticipate or preempt potential workplace hazards, create safe working environments or timely adapt to changing requirements around maintaining a safe workplace could result in employee illness, accidents or other safety incidents. A failure to properly train our employees regarding, or respond appropriately and in a timely manner to, any such illness, accident or safety incident could have a material adverse effect on our business, financial condition, results of operation and reputation. While we maintain liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate to cover fully all claims, and we may be forced to bear substantial losses from an accident or safety incident resulting from our manufacturing activities.
We may not successfully ramp up operations at our facilities or these facilities may not operate in accordance with our expectations. Moreover, we face competition for employees and may be unable to hire and retain employees at these facilities.
Since June 2018, we have acquired facilities by purchase or lease in the United States, China and the Netherlands. Any substantial delay in bringing these facilities up to full production on our current schedule may hinder our ability to produce all of the product needed to meet orders and/or achieve our expected financial performance. Opening these facilities has required, and will continue to require, additional capital expenditures and the efforts and attention of our management and other personnel, which has and will continue to divert resources from our existing business or operations. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues and margins sufficiently to offset the anticipated higher expenses. Additionally, our inability to hire and retain skilled employees at these facilities will severely hamper our expansion plans, product development and manufacturing efforts. The unemployment rate in the Columbia, Missouri market was 2.8% as of December 2022 and labor market conditions remain relatively tight. As a result, we currently rely on temporary workers in addition to full-time employees, and in the future, we may be unable to attract and retain employees with the skills we require, which could impact our ability to expand our operations. Even if our facilities are brought up to full production according to our current schedule, it may not provide us with all of the operational and financial benefits we expect to receive.
Our facilities and the manufacturing equipment we use to produce our products is costly to replace or repair and may require substantial lead-time to do so. For example, our estimate of throughput or our extrusion capacity may be impacted by disruption from extruder lead-in time, calibration, maintenance and unexpected delays. In addition, our ability to procure new extruders may face more lengthy lead times than is typical. We may also not be able to find suitable alternatives with co-manufacturers to replace the output from such equipment on a timely basis and at a reasonable cost. In the future, we may also experience plant shutdowns or periods of reduced production because of regulatory issues, equipment failure, delays in raw material deliveries or other adverse events. Any such disruption or unanticipated event may cause significant interruptions or delays in our business and the reduction or loss of inventory may render us unable to fulfill customer orders in a timely manner, or at all. We have property and business disruption insurance in place for all of our manufacturing facilities; however, such insurance coverage may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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
Our revenue growth rate has fluctuated in recent periods and may continue to slow or decline in the future.
We experienced significant revenue growth in prior periods. However, our revenue growth and revenues have slowed or declined, with periods of negative growth, and may continue to slow or decline in future periods due to a number of potential factors, including without limitation, macroeconomic issues including inflation and rising interest rates, increasing concerns about the likelihood of a recession, and potential impacts on consumer and customer behavior, and demand levels, increasing competition, market saturation, slowing demand for our offerings, increasing regulatory costs and challenges, failure to capitalize on growth opportunities and the long-term effects of the COVID-19 pandemic.
Our revenues and earnings may fluctuate as a result of our promotional activities.
We routinely offer sales discounts and promotions through various programs to customers and consumers which may result in reduced margins. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We anticipate that we will need to continue to offer more trade and promotion discounts to both our retail and foodservice customers, to drive increased consumer trial and in response to changing consumer behavior and increased competition. We expect to face increasing competition across all channels, especially as additional plant-based meat product brands continue to enter the marketplace. In response, we anticipate providing heavier discounting and promotions on some of our products. Although these actions are intended to build brand awareness and increase consumer trials of our products, they have had and are likely to continue to have a negative impact on our net revenues, gross profit, gross margin and profitability, impacting period-over-period results.
Fluctuations in our results of operations for our second and third quarters may impact, and may have a disproportionate effect on our overall financial condition and results of operations.
Our business is subject to seasonal fluctuations that may have a disproportionate effect on our results of operations. Generally, we expect to experience greater demand for certain of our products during the summer grilling season. We continue to see additional seasonality effects, especially within our retail channel, with revenue contribution from this channel tending to be greater in the second and third quarters of the year, along with increased levels of purchasing by customers ahead of holidays, the impact of customer shelf reset activity and the timing of product restocking by our retail customers. Any factors that harm our second and third quarter operating results, including disruptions in our supply chain, adverse weather or unfavorable economic conditions, may have a disproportionate effect on our results of operations for the entire year. In an environment of recessionary and inflationary pressures, general softness in the plant-based category, competition and other factors impacting our business, including uncertainty around the long-term impacts of COVID-19, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.

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
Furthermore, in 2022, we implemented two reductions in force, which together impacted 19% of our global workforce. Although we believe these reductions will be an important part of the success of our cost-reduction initiatives, they may adversely affect employee morale, our culture and our ability to attract and retain critical employees. They may also negatively impact our ability to pursue new initiatives due to insufficient resources and personnel. We may be unsuccessful in distributing duties and obligations of impacted employees among the remaining employees. We also may not realize the anticipated benefits and cost savings and may suffer unintended consequences, such as the loss of institutional knowledge, higher than expected employee turnover and significant disruptions in our day-to-day operations. If we are unable to realize the expected operational efficiencies or cost savings from the reductions in force, or if we experience significant adverse consequences as a result, our business, financial conditions and results of operations may be adversely affected.
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
There is an increased focus from a variety of stakeholders on corporate ESG practices, including climate change and related ESG disclosure requirements. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain products, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations.
While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of our company and/or products, such initiatives or achievements of such commitments may be costly and may not have the desired effect. Expectations around the Company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. For example, we may not ultimately be able to complete certain goals or initiatives, either on the timelines originally anticipated or at all, due to technical, cost, or other factors, which may be in or out of our control. Moreover, actions or statements that we may take based on based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary.
Certain market participants, including stockholders and other capital providers, use third-party benchmarks or scores to measure a company’s ESG practices and decide whether to invest in their common stock or engage with them to require changes to their practices. In addition, certain influential institutional investors are also increasing their focus on ESG practices and are placing importance on the implications and social cost of their investments. If our ESG practices do not meet the standards set by these stockholders, they may choose not to invest in our common stock or if our peer companies outperform us in their ESG initiatives, potential or current investors may elect to invest with our competitors instead. Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence and disclosure on topics such as climate change, human capital, labor and risk oversight, could also expand the nature, scope and complexity of matters that we are required to control, assess and report. For example, to the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, customers, or business partners, which may adversely impact our operations. We may be especially subject to scrutiny on such matters given efforts to portray our operations and products as a more sustainable and conscientious alternative to certain competitor products. As another example, the SEC has proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. These and other regulations, disclosure-related and otherwise, may increase our costs as well as increase scrutiny regarding our ESG efforts, which may enhance the risks discussed in this risk factor. If we do not comply with investor or stockholder expectations and standards in connection with our ESG initiatives, are perceived to have not responded appropriately to address ESG issues within our company, or fail to adapt to or comply with all laws, regulations, policies and related interpretations, our business and reputation could be negatively impacted and our share price and access to/cost of capital could be materially and adversely affected. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
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
The occurrence of food-borne illnesses or other food safety incidents could also adversely affect the price and availability of affected ingredients, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any instances of food contamination or regulatory noncompliance, whether or not caused by our actions, could compel us, our suppliers, our distributors or our customers, depending on the circumstances, to conduct a recall in accordance with FDA regulations, comparable state laws or foreign laws such as those of the European Union, the United Kingdom and China. Food recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing distributors or customers and a potential negative impact on our ability to attract new customers due to negative consumer experiences or because of an adverse impact on our brand and reputation. The costs of a recall could exceed or be outside the scope of our existing or future insurance policy coverage or limits.
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
Our business is focused on the development, manufacture, marketing and distribution of a line of branded plant-based meat products as alternatives to animal-based protein products. Consumer demand could change based on a number of possible factors, including dietary habits and nutritional values, concerns regarding the health effects of ingredients and shifts in preference for various product attributes. If consumer demand for our products decreased, our business and financial condition would suffer. In addition, sales of plant-based meat or meat-alternative products are subject to evolving consumer preferences that we may not be able to accurately predict or respond to. Consumer trends that we believe favor sales of our products could change based on a number of possible factors, including a shift in preference from plant-based meat to animal-based protein products (including any products produced using new farming methods or technologies which may reduce the adverse environmental and other factors associated with conventional animal-based protein products), increased acceptance for different alternative proteins that are used in our products, economic factors and social trends. A significant shift in consumer demand away from our products could reduce our sales or our market share and the prestige of our brand, which would harm our business and financial condition.
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
Sales of the Beyond Burger contribute a significant portion of our revenue. A reduction in sales of Beyond Burger would have an adverse effect on our financial condition.
Beyond Burger accounted for approximately 50%, 55% and 58% of our gross revenues in 2022, 2021 and 2020, respectively. The Beyond Burger is our flagship product and has historically been the focal point of our development and marketing efforts, and we believe that sales of the Beyond Burger will continue to constitute a significant portion of our revenues, income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand production and distribution of the Beyond Burger, or that customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of the Beyond Burger could have a material adverse effect on our business, financial condition and results of operations.
Failure to continually innovate and successfully introduce and commercialize new products or successfully improve existing products may adversely affect our ability to continue to grow.
A key element of our long-term growth strategy depends on our ability to develop and market new products and improvements to our existing products that meet our standards for quality and appeal to consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, accurately predict taste preferences and purchasing habits of consumers in new geographic markets, the technical capability of our innovation staff in developing and testing product prototypes, including complying with applicable governmental regulations, commercialization and scale-up of new products, and the success of our management and sales and marketing teams in introducing and marketing new products. Our innovation staff members are continuously testing alternative plant-based proteins to the proteins we currently use in our products, as they seek to find additional protein options to our current ingredients that are more easily sourced, and which retain and build upon the quality and appeal of our current product offerings. Failure to develop, commercialize and market new products that appeal to consumers may lead to a decrease in our growth, sales and profitability.

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
Risks Related to Our Industry and Brand
We face intense competition in our market from our competitors, including manufacturers of animal-based meat products and other brands that produce plant-based meat products, and potential competitors and new market entrants and we may lack sufficient financial or other resources to compete successfully.
Our future success depends, in large part, on our ability to implement our long-term growth strategy of expanding supply and distribution, improving placement of our products, attracting new consumers to our brand and introducing new products and product extensions, and expanding into new geographic markets. If we fail to implement this growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful, our sales and operating results will be adversely affected. Our ability to implement this growth strategy depends, among other things, on our ability to:
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
Our ability to implement our long-term growth strategy also depends on our ability to continue to compete in the retail and foodservice channels. We operate in a highly competitive environment. Numerous brands and products compete for limited retailer shelf space, foodservice customers and consumers. In our market, competition is based on, among other things, taste, nutritional profile, ingredients, texture, ease of integration into the consumer diet, low-carbohydrate, low-sugar, high fiber and protein, lack of cholesterol, soy, gluten and GMOs, convenience, price and promotion tactics, brand awareness and loyalty among customers, media spending, product variety and packaging, access to major retailer shelf space and retail locations, access to major foodservice outlets and integration into menus, innovation and intellectual property protection on products.
In response to increased competition, as well as the COVID-19 pandemic, we have recently been providing heavier discounting on some of our products. Although these actions are intended to build brand awareness and increase consumer trials of our products, they have had, and may continue to have, a negative impact on our net revenues, gross profit, gross margin and profitability, impacting period-over-period results.
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
We also compete with other food brands, including brands affiliated with conventional animal-protein companies and other large food operators, that develop and sell plant-based meat products, including, but not limited to, Alpha Foods, Boca Foods (Kraft Heinz), Lightlife and Field Roast Grain Meat Co. (Maple Leaf Foods), Gardein (Conagra), Hungry Planet, Inc., Impossible Foods, Incogmeato/Morningstar Farms (Kellogg), Moving Mountains, Omn!pork (OmniFoods), Tofurky, Sweet Earth and Awesome Burger (Nestle’ S.A.), Pure Farmland by Smithfield Foods (WH Group), Raised & Rooted (Tyson), Happy Little Plants (Hormel), Sysco’s Simply Plant-Based Meatless Burger, Tattooed Chef, The Not Company and Vegetarian Butcher (Unilever), and with companies which may be more innovative, have more resources and be able to bring new products to market faster and to more quickly exploit and serve niche markets. For example, a number of U.S. and international companies are working on developing lab-grown or “clean meat,” an animal-protein product cultivated from cells taken from animals, which could have a similar appeal to consumers as plant-based meat products. We compete with these competitors for foodservice customers, retailer shelf space and consumers.
Generally, the food industry is dominated by multinational corporations with substantially greater resources and operations than us. We cannot be certain that we will successfully compete with larger competitors that have greater financial, sales and technical resources or with new competitors and market entrants. Conventional food companies may acquire our competitors or launch their own plant-based meat products, and they may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities, among other things. Retailers also market competitive products under their own private labels, which are generally sold at lower prices and compete with some of our products. Similarly, retailers could change the merchandising of our products and we may be unable to retain the placement of our products in meat cases to effectively compete with animal-protein products. Competitive pressures, new competitors and market entrants or other factors could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures, or increase the use of discounting or promotional campaigns, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability.
Our brand and reputation may be diminished due to real or perceived quality or health issues with our products, which could have an adverse effect on our business, reputation, operating results and financial condition.
We believe our consumers rely on us to provide them with high-quality plant-based meat products. Therefore, real or perceived quality or food safety concerns or failures to comply with applicable food regulations and requirements, whether or not ultimately based on fact and whether or not involving us (such as incidents involving our competitors), could cause negative publicity and reduced confidence in our company, brand or products, or the industry as a whole, which could in turn harm our reputation and sales, and could materially adversely affect our business, financial condition and operating results. Although we believe we have a rigorous quality control process, there can be no assurance that our products will always comply with the standards set for our products, and although we strive to keep our products free of pathogenic organisms, they may not be easily detected and cross-contamination can occur. For example, in 2017, before our products were shipped to distributors or customers, we discovered, through our quality control process, that certain of our products manufactured by a former co-manufacturer were contaminated with salmonella. There is no assurance that this health risk will always be preempted by our quality control processes.
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
Any loss of confidence on the part of consumers in the ingredients used in our products or in the safety and quality of our products would be difficult and costly to overcome. Any such adverse effect could be exacerbated by our position in the market as a purveyor of high-quality plant-based meat products and may significantly reduce our brand value. Issues regarding the safety of any of our products, regardless of the cause, may have a substantial and adverse effect on our brand, reputation and operating results.
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
We have developed a strong and trusted brand that has contributed significantly to the success of our business, and we believe our continued success depends on our ability to maintain and grow the value of the Beyond Meat brand. Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our plant-based product offerings, food safety, quality assurance, marketing and merchandising efforts, the nutritional benefits provided by our products and our ability to provide a consistent, high-quality customer experience. Any negative publicity, regardless of its accuracy, could materially adversely affect our business, results of operation and reputation. Brand value is based on perceptions of subjective qualities, and any incident that erodes the loyalty of our customers, suppliers or co-manufacturers, including adverse publicity, negative media or a governmental investigation or litigation, could significantly reduce the value of our brand and significantly damage our business.
Risks Related to Our International Operations
Our international expansion into China and Europe could expose us to substantial business, regulatory, political, financial and economic risks.
Our expansion into China and Europe could expose us to substantial risks associated with doing business in China and Europe, such as risks associated with taxation, inflation, environmental regulations, foreign currency exchange rates, the labor market, property and financial regulations, the COVID-19 pandemic or other public health crises, and the outbreak of hostilities or war. Our ability to operate in China and Europe may be adversely affected by changes in, or our failure to comply with, Chinese or European laws and regulations. In addition, we are exposed to risks associated with our workforce in China and the Netherlands, including with respect to changes in employment and labor laws, which could increase our operating costs. The departure of the United Kingdom from the European Union (commonly known as “Brexit”) on January 31, 2020 has created uncertainties affecting business operations in the U.K., EU and a number of other countries, which could increase volatility in exchange rates, market instability, costs and other risks. There is also significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, government regulations and tariffs.
Fluctuations in currency exchange rates could negatively impact our earnings.
A portion of our international business is conducted in currencies other than the U.S. dollar, and therefore changes in foreign exchange rates relative to the U.S. dollar have in the past, and may in the future, affect the value of our non‑U.S. dollar net assets, revenues and expenses. Although we closely monitor potential exposures as a result of these fluctuations in currencies, and where cost‑justified we adopt strategies that are designed to reduce the impact of these fluctuations on our financial performance, there can be no assurance that we will be successful in managing our foreign exchange risk. Our exposure to currency exchange rate fluctuations will grow if the relative contribution of our operations outside the United States increases. Any material fluctuations in currencies could have a material effect on our financial condition, results of operations and cash flows.
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
In 2020, we entered into an investment agreement and related factory leasing contract to design and develop manufacturing facilities in the Jiaxing Economic & Technological Development Zone to manufacture plant-based meat products under the Beyond Meat brand in China and in the fourth quarter of 2021, we leased an approximately 12,000 square foot facility in Shanghai, which is used as a local research and development facility to support our local manufacturing operations. In the second quarter of 2020, we acquired our first manufacturing facility in Europe located in Enschede, the Netherlands. Our substantial investment in China and Europe may expose us to substantial risks and, as a result, we may not realize a return on our investment. Unforeseen delays in the operations of our Chinese or European manufacturing facilities may cause us to incur additional expenses. Operating these facilities may require additional capital expenditures and the efforts and attention of our management and other personnel, which will divert resources from our existing business or operations. Although our Chinese and European facilities are fully operational as of December 31, 2022, they may not provide us with all of the operational and financial benefits we expect to receive. These and other risks may result in our not realizing a return on, or losing some or all, of our planned investments in China and Europe, which could have a material adverse effect on our financial condition and financial performance.
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
Our commercial success depends in part on our ability to protect our intellectual property and proprietary technologies. We rely on a combination of patent protection, where appropriate and available, copyrights, trade secrets and trademark laws, as well as confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our proprietary technology or permit us to gain or keep any competitive advantage. As of December 31, 2022, we had two issued patents in the United States and seven issued patents outside the United States (U.K., Indonesia, Canada, China, Chile, Israel and Australia), two pending patent applications in the United States, eight pending international patent applications and one provisional patent application.
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
We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our trademarks, including Beyond Meat, Beyond Burger, Beyond Beef, Beyond Sausage, Beyond Breakfast Sausage, Beyond Chicken, Beyond Steak, Beyond Fried Chicken, Beyond Popcorn Chicken, Beyond Meatballs, the Caped Steer Logo, Go Beyond, Eat What You Love, Cookout Classic and The Future of Protein, are valuable assets that reinforce our brand and consumers’ favorable perception of our products. We also rely on unpatented proprietary expertise, recipes and formulations and other trade secrets and copyright protection to develop and maintain our competitive position. Our continued success depends, to a significant degree, upon our ability to protect and preserve our intellectual property, including our trademarks, trade dress, trade secrets and copyrights. We rely on confidentiality agreements and trademark, trade secret and copyright law to protect our intellectual property rights.

Our confidentiality agreements with our employees and certain of our consultants, contract workers, suppliers and independent contractors, including some of our co-manufacturers who use our formulations to manufacture our products, generally require that all information made known to them be kept strictly confidential. Nevertheless, trade secrets are difficult to protect. Although we attempt to protect our trade secrets, our confidentiality agreements may not effectively prevent disclosure of our proprietary information and may not provide an adequate remedy in the event of unauthorized disclosure of such information. If we do not keep our trade secrets confidential, others may produce products with our recipes or formulations. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights against such parties. Further, some of our formulations have been developed by or with our suppliers and co-manufacturers. As a result, we may not be able to prevent others from using similar formulations. As we begin to expand globally as part of our long-term growth strategy, we may face additional risks protecting our trade secrets internationally, where the laws may not be as protective of intellectual property rights as those in the United States.
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
We are dependent on various information technology systems, including, but not limited to, networks, applications and outsourced services in connection with the operation of our business. A failure of our information technology systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and loss of sales, causing our business to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, severe weather, natural disasters, systems failures, viruses and security breaches, particularly in light of many of our employees working remotely. Any such damage or interruption could have a material adverse effect on our business.

A cybersecurity incident, other technology disruptions or failure to comply with laws and regulations relating to privacy and the protection of data relating to individuals could negatively impact our business, our reputation and our relationships with customers.
We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees, suppliers, co-manufacturers, distributors, customers and consumers. Such uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ information, private information about employees and financial and strategic information about us and our business partners. Further, as we pursue new initiatives that improve our operations and cost structure, potentially including acquisitions, we may also expand and improve our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with new initiatives or acquisitions, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage all of which could have a material adverse effect on our business, financial condition or results of operations.
In addition, we are subject to laws, rules and regulations in the United States, the European Union, China and other jurisdictions relating to the collection, use and security of personal information and data. Such data privacy laws, regulations and other obligations may require us to change our business practices and may negatively impact our ability to expand our business and pursue business opportunities. We may incur significant expenses to comply with the laws, regulations and other obligations that apply to us. Additionally, the privacy and data protection-related laws, rules and regulations applicable to us are subject to significant change. Several jurisdictions have passed new laws and regulations in this area, and other jurisdictions are considering imposing additional restrictions. For example, our operations are subject to the European Union’s General Data Protection Regulation, which imposes data privacy and security requirements on companies doing business in the European Union, including substantial penalties for non-compliance. The California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020, imposes similar requirements on companies handling data of California residents and creates a new and potentially severe statutory damages framework for (i) violations of the CCPA and (ii) businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The California Privacy Rights Act, which became effective January 1, 2023, amends and expands the CCPA, including by expanding consumer’s rights in their personal information and creating a new governmental agency to interpret and enforce the statute. Additionally, in August 2021, the National People’s Congress of the People's Republic of China adopted the Personal Information Protection Law, which became effective on November 1, 2021 and provides a comprehensive system for the protection of personal information in China. Privacy and data protection-related laws and regulations also may be interpreted and enforced inconsistently over time and from jurisdiction to jurisdiction. Any actual or perceived inability to comply with applicable privacy or data protection laws, regulations, or other obligations could result in significant cost and liability, litigation or governmental investigations, damage our reputation, and adversely affect our business.

Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital
If the build out of our new Campus Headquarters is delayed or incurs cost overruns, the headquarters does not operate in accordance with our expectations or occupancy rates are lower than anticipated, our business or financial condition or results of operations may be adversely affected.
On January 14, 2021, we entered into a lease agreement for an initial term of 12 years to develop and house our new Campus Headquarters. The space is being built out by the landlord, who delivered Phase 1-A of the space, which we currently occupy, to us in the third quarter of 2022. We expect the landlord to deliver to us the remainder of the space by the end of 2023; however, there can be no assurances that the remainder of the space will be ready for occupancy on or before the expected occupancy date due to force majeure events (such as COVID-19) or the risk of delays or cost overruns inherent in construction development projects, any of which could have a negative impact on our financial condition or results of operations. If we are not able to complete development of the Campus Headquarters within the approved budget or there are significant cost overruns, our cash flows, financial condition, or results of operations could be materially and adversely affected.
In addition, it is possible that, once finalized, there could be unanticipated difficulties in initiating operations at the Campus Headquarters, including, but not limited to, IT system interruptions, other infrastructure support problems or the space may prove to be less conducive to our operations than currently anticipated. These risks could all result in operational inefficiencies or similar difficulties that could prove difficult or impossible to remediate and have an adverse impact on our financial condition or results of operations. Moreover, we are uncertain about how the long-term impacts of COVID-19 (for example, a shift in the percentage of our workforce that works remotely) will affect our ability to timely fully occupy the Campus Headquarters once construction is complete, which could have a negative impact on our financial condition or results of operations.
If we are unable to occupy the Campus Headquarters space, we may have to sublease the unoccupied portion of the Campus Headquarters. A sublease agreement would be subject to certain risks and uncertainties, such as the possibility that such agreement may not be completed on terms that are advantageous to us as we may not receive sufficiently high rental rates to cover our lease obligations which could have a negative impact on our financial condition and results of operations.
We currently have, and will continue to have, significant lease obligations, and our failure to meet those obligations could adversely affect our financial condition and business.
We currently have, and will continue to have, significant lease obligations for our corporate offices, manufacturing facilities, research and development facilities and warehouses. We depend on cash flow from operations to pay our lease expenses.
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
As of December 31, 2022, we had approximately $1.3 billion of consolidated indebtedness and other liabilities. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
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
In March 2021, we issued $1.0 billion aggregate principal amount of our 0% Convertible Senior Notes due 2027 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The initial purchasers of the Convertible Notes also exercised their option to purchase an additional $150.0 million aggregate principal amount of our 0% Convertible Senior Notes due 2027 (the “Additional Notes,” and together with the Convertible Notes, the “Notes”), and such Additional Notes were issued on March 16, 2021.
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
We early adopted Accounting Standards Update (“ASU”) No. 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity” (“ASU 2020-06”), to account for our Notes which eliminates the treasury stock method for convertible instruments that can be settled in whole or in part with equity and instead requires the application of the more dilutive of the “if-converted” method or the two-class method. Under the if-converted method, diluted earnings per share would generally be calculated assuming that all the conversion premium or spread were converted at the beginning of the reporting period, unless the result would be anti-dilutive. The conversion premium or spread would have a dilutive impact on net income per share when the average market price of the Company’s common stock for a given period exceeds the conversion price.
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
Since our inception, substantially all of our resources have been dedicated to the development of our three core plant-based product platforms of beef, pork and poultry, including purchases of property, plant and equipment, principally to support the development and production of our products, the build-out and equipping of our former Manhattan Beach Project Innovation Center and our Innovation Center within our Campus Headquarters, and the purchase, build-out and equipping of manufacturing facilities in the U.S. and abroad. We have and believe that we will continue to expend resources as we expand into additional markets we may choose to pursue. These expenditures are expected to include costs associated with research and development, manufacturing and supply, as well as marketing and selling existing and new products. In addition, other unanticipated costs may arise.
As of December 31, 2022, we had cash and cash equivalents and restricted cash of $322.5 million. Our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, including strategic collaborations. Such financing may result in dilution to stockholders, reduction in the market price of our common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, the capital markets may experience extreme volatility and disruption, including rising interest rates and higher borrowing costs, which could make it more difficult for us to raise capital. If we cannot access the capital markets upon favorable terms or at all, it may impact our ability to achieve our goals.
Our future capital requirements depend on many factors, including:
•the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets;
•our investment in and build out of our Campus Headquarters;
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
•the impact of the COVID-19 pandemic, or any other pandemic, epidemic or other public health crisis;
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

Our inability to access and employ the cash that collateralizes our outstanding and future letters of credit may impact our liquidity.
As of December 31, 2022, we had restricted cash of $12.6 million securing the letter of credit to support the development and leasing of our Campus Headquarters. Our inability to access and employ the cash that collateralizes our outstanding and future letters of credit may impact our liquidity and could have an adverse impact on our business, operations and financial condition.
Risks Related to the Environment, Climate and Weather
A major earthquake, tsunami, tornado, wildfire, flood, drought or other natural disaster or severe weather event could seriously disrupt our entire business.
We have offices, co-manufacturing and manufacturing facilities located in the United States and internationally. The impact of a major earthquake, tsunami, tornado, flood, wildfire, drought or other natural disaster or severe weather event at any of our facilities and overall operations is difficult to predict, but such a natural disaster or severe weather event could seriously disrupt our entire business and lead to substantial losses, which may not be covered by insurance. Additionally, to the extent such events become more frequent or intense, such as a result of climate change, it may adversely impact the cost or availability of such insurance.
Climate change may negatively affect our business and operations.
Increasing concentrations of greenhouse gases in the atmosphere have generally been concluded to lead to increased ambient global temperatures, as well as changes in weather patterns and the frequency and severity of extreme weather and natural disasters. Adverse climate conditions, weather patterns and the impact of such conditions and patterns such as drought, flood, wildfires, mudslides and rising ambient temperatures adversely impact product cultivation conditions for farmers and agricultural productivity, including by disrupting ecosystems and severely altering the growing conditions, nutrient levels, soil moisture and water availability necessary for the growth and cultivation of crops, which would adversely affect the product quality, availability or cost of certain commodities that are necessary for our products, such as yellow peas, mung beans, sunflowers, rice, faba bean, canola oil and coconut oil. Many of our operations exist in water-stressed regions and water is a key ingredient in our products. Due to climate change, we may also be subjected to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our manufacturing and distribution operations. These and other changes to the physical environment may adversely impact our operations or those of the suppliers on whom we rely. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks.
Risks Related to Being a Public Company
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are in the process of upgrading our information technology systems and implementing additional financial and management controls, reporting systems and procedures in order to keep up with the requirements of being a reporting company under the Exchange Act. Additionally, the growth of our operations and our being a public company have created a need for additional resources within the accounting and finance functions due to the increasing need to produce timely financial information and to ensure the level of segregation of duties customary for a U.S. public company. We have hired additional resources in the accounting and finance functions and continue to reassess the sufficiency of finance personnel in response to these increasing demands and expectations.

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
We are subject to extensive regulations internationally where we manufacture, distribute and/or sell our products. Our products are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, composition and ingredients, storing, labeling, marketing, advertising and distribution of these products. For example, in early 2018, we received an inquiry from Canadian officials about the labeling and composition of products that we export to Canada. We responded promptly to that inquiry, identifying minor formulation changes that we made under Canadian regulations. If regulators determine that the labeling, advertising and/or composition of any of our products is not in compliance with foreign law or regulations, or if we or our co-manufacturers otherwise fail to comply with applicable laws and regulations in foreign jurisdictions where we operate and market products, we could be subject to civil remedies or penalties, such as fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of the products, or refusals to permit the import or export of products, as well as potential criminal sanctions. In places like Mainland China, government inquiries into product labeling and advertising can be prompted by random inspections of our product on the market by local government authorities or complaints by consumers or competitors to the authorities. The consequences of a labeling or advertising violation in China can lead not only to fines from administrative authorities but also to multiple individual consumer lawsuits for nominal damages in the hundreds of dollars each, which can be costly to defend. In addition, enforcement of existing laws and regulations, changes in legal requirements and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. For example, China has recently introduced new regulations on food manufacturing and it may introduce new Food Labeling Supervision Measures that could increase restrictions and require changes to our labels. In addition, with our expanding international operations, we could be adversely affected by violations of the FCPA, and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials or other third parties for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees, contractors or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, cash flows and financial condition.
Any changes in, or changes in the interpretation of, applicable laws, regulations or policies of the FDA or U.S. Department of Agriculture, or USDA, state regulators or similar foreign regulatory authorities that relate to the use of the word “meat” or other similar words in connection with plant-based meat products could adversely affect our business, prospects, results of operations or financial condition.
The FDA and the USDA, state regulators or similar foreign regulatory authorities, such as Health Canada or the CFIA, or authorities of the U.K., the EU or the EU member states, or China, including the State Administration for Market Regulation and its local counterpart agencies, could take action to impact our ability to use the term “meat” or similar words (such as “beef,” “burger” or “sausage,” including the Beyond Meat logo of the Caped Longhorn superhero) to describe or advertise our products. In addition, a food may be deemed misbranded if its labeling is false or misleading in any particular way, and the FDA, CFIA, EU member state authorities or other regulators could interpret the use of the term “meat” or any similar phrase(s) to describe our plant-based meat products as false or misleading or likely to create an erroneous impression regarding their composition.
For example, in 2018, the state of Missouri passed a law prohibiting any person engaged in advertising, offering for sale, or sale of food products from misrepresenting a product as meat that is not derived from harvested production livestock or poultry. The state of Missouri Department of Agriculture has clarified its interpretation that products which include prominent disclosure that the product is “made from plants,” or comparable disclosure such as through the use of the phrase “plant-based,” are not misrepresented under the Missouri law. Additional states, including Arkansas, Georgia, Mississippi, Louisiana, Oklahoma, South Dakota and Wyoming, have subsequently passed similar laws, and legislation that would impose specific requirements on the naming of plant-based meat products is currently pending in a number of other states. The United States Congress recently considered (but did not pass) federal legislation, called the Real MEAT Act, that could require changes to our product labeling and marketing, including identifying products as “imitation” meat products, and that would give USDA certain oversight over the labeling of plant-based meat products. If similar bills gain traction and ultimately become law, we could be required to identify our products as “imitation” in our product labels. Further, the FDA has announced that it is developing guidance on naming plant-based meat alternatives that could impact our naming expectations. Canadian Food and Drug Regulations also provide requirements for “simulated meat” products, including requirements around composition and naming.
In Europe, the Agriculture Committee of the European Parliament proposed in May 2019 to reserve the use of “meat” and meat-related terms and names for products that are manufactured from the edible parts of animals. In October 2020, the European Parliament rejected the adoption of this provision. In the absence of European Union legislation, Member States remain free to establish national restrictions on meat-related names. In June 2020, France adopted a law prohibiting names to indicate foodstuffs of animal origin to describe, market, or promote foodstuffs containing vegetable proteins. In October 2021, France published a draft implementing decree to define, for example, the sanctions in case of non-compliance with the new law. The Decree was published on June 29, 2022, and entered into force on October 1, 2022. We do not believe that the Decree complies with the laws of the European Union (EU), in particular the principle of free movement of goods. On July 27, 2022, at the request of a trade association, the French High Administrative Court partially suspended the execution of the Decree. This signals that there are indeed serious doubts as to the lawfulness of the Decree, though the suspension is only partial and temporary until the Court rules on the merits of the case. We understand that at least two more trade associations are also considering litigation. In this context, on October 21, 2022, the Company filed an application for annulment against the Decree. The Company also intervened in favor of the trade association in their pending case against the Decree on November 16, 2022.
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
From time to time, we may be party to various claims and litigation proceedings. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates. For information regarding pending legal proceedings, please see Part I, Item 3, Legal Proceedings, and Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report.
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
The market price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to many factors discussed in this “Risk Factors” section, including:
•general economic, market and political conditions, including negative effects on consumer confidence and spending levels;
•actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;
•announcements of innovations by us or our competitors;
•announcement by competitors or new market entrants of their entry into or exit from the plant-based meat market;
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
•the effects of COVID-19 and any other pandemic, epidemic or other public health crisis; and
•other events or factors, many of which are beyond our control.
Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, tariffs, international currency fluctuations, or the effects of disease outbreaks or pandemics (such as COVID-19), may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. For example, in the past, we have been subject to multiple shareholder derivative lawsuits related, in part, to a securities case filed against us alleging federal securities law violations with respect to past disclosure, which case has since been dismissed with prejudice. Securities litigation, and any other type of litigation, brought against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business and adversely affect our results of operations.
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
•limiting the persons who may call special meetings of stockholders; and
•requiring advance notification of stockholder nominations and proposals, including without limitation, compliance with the requirements of Rule 14a-19 under the Exchange Act, as applicable.
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
As of December 31, 2022, we had accumulated federal, state and foreign net operating loss carryforwards of approximately $744.5 million, $314.2 million and $84.1 million, respectively. Approximately $652.7 million of the federal net operating losses and $84.9 million of the state net operating losses do not expire and the remaining federal, state and foreign tax loss carryforwards begin to expire in 2031, 2031 and 2025, respectively, unless previously utilized. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Code and similar state provisions.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Our principal facilities, which are leased except where otherwise indicated, are as follows:

Primary Use	Location	Approximate Area (SF)	Expiration of Lease
United States:
Production of woven protein and dry blend flavor systems	Columbia, MO	26,000	6/30/2025
Production of woven protein and dry blend flavor systems	Columbia, MO	64,000	7/31/2025
Warehousing and dry blending	Columbia, MO	142,000	Owned
Production of finished goods	Devault, PA	86,000	Owned
Corporate headquarters, lab and innovation (“Campus Headquarters”)(1)	El Segundo, CA	282,000	11/30/2033
Lab and innovation space	El Segundo, CA	30,000	1/31/2024

International:
Production of woven protein and dry blend flavor systems	Enschede, the Netherlands	46,000	Owned
Production of woven protein and finished goods	Jiaxing, China	38,000	9/09/2027
Research and development	Shanghai, China	12,000	1/11/2030
______________
(1) As of December 31, 2022, approximately 72,000 rentable square feet of this facility has been completed, delivered and occupied. See Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report.

Given our intention to reduce our overall operating expenses and cash expenditures, on February 14, 2023, we terminated the lease of our Commerce, California commercialization center. See Note 14, Subsequent Event, to the Notes to Consolidated Financial Statements included elsewhere in this report.
ITEM 3. LEGAL PROCEEDINGS.
We are subject to various legal proceedings and claims that arise in the ordinary course of our business. The Company establishes an accrued liability for legal matters when those matters present loss contingencies that are both probable and estimable. For a description of our material pending legal proceedings, please see Note 10, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included elsewhere in this report. Although the outcome of these and other claims cannot be predicted with certainty, other than the settlement of certain actions, management is not currently able to estimate the reasonable possible amount of loss or range of loss and does not believe that it is probable that the ultimate resolution of the current matters will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the final results of any current or future proceeding cannot be predicted with certainty, and until there is final resolution on any such matter that we may be required to accrue for, we may be exposed to loss in excess of the amount accrued. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock began trading on the Nasdaq Global Select Market under the symbol “BYND” on May 2, 2019. Prior to that date, there was no public trading market for our common stock.
Holders
As of February 28, 2023, there were 137 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
The following graph depicts the total cumulative stockholder return on our common stock from May 2, 2019, the first day of trading of our common stock on the Nasdaq Global Select Market, through December 31, 2022, relative to the performance of the NASDAQ Composite Index and the S&P Food and Beverage Select Industry Index, a peer group that includes Beyond Meat. The graph assumes an initial investment of $100.00 at the close of trading on May 2, 2019 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

COMPARISON OF 44 MONTH CUMULATIVE TOTAL RETURN*
Among Beyond Meat, Inc., the NASDAQ Composite Index,
and the S&P Food & Beverage Select Industry Index
300
250
200
150
100
50
0
US$
5/2/2019
6/19
12/19
6/20
12/20
6/21
12/21
6/22
12/22
Quarter Ended
Beyond Meat, Inc.
NASDAQ Composite
S&P Food & Beverage Select Industry Index

Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors,” and “Note Regarding Forward-Looking Statements” included elsewhere in this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Overview
Beyond Meat is a leading plant-based meat company, offering a portfolio of revolutionary plant-based meats. We build meat directly from plants, an innovation that enables consumers to experience the taste, texture and other sensory attributes of popular animal-based meat products while enjoying the nutritional and environmental benefits of eating our plant-based meat products. Our brand promise, “Eat What You Love,” represents a strong belief that there is a better way to feed our future and that the positive choices we all make, no matter how small, can have a great impact on our personal health and the health of our planet. By shifting from animal-based meat to plant-based meat, we can positively impact four growing global issues: human health, climate change, constraints on natural resources and animal welfare. The success of our breakthrough innovation model and products has allowed us to appeal to a broad range of consumers, including flexitarians, those who typically eat animal-based meats, positioning us to compete directly in the $1.4 trillion global meat industry.
We sell a range of plant-based meat products across the three main meat platforms of beef, pork and poultry. As of December 2022, Beyond Meat Branded products were available at approximately 190,000 retail and foodservice outlets in more than 80 countries worldwide, across mainstream grocery, mass merchandiser, club store, convenience store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools.
Net revenues decreased to $418.9 million in 2022 from $464.7 million in 2021, representing a 9.8% reduction. We have generated losses since inception. Net loss in 2022 and 2021 was $366.1 million and $182.1 million, respectively, as we pursued our long-term goal of future growth of our business, investing in innovation, people, infrastructure, product scaling and establishing strategic partnerships in the U.S., EU and China. In 2022, our net revenues were negatively affected by softness in demand in the plant-based category, macroeconomic issues, including inflation, rising interest rates and increasing concerns about the likelihood of a recession, and increased competition. Additionally, there remains uncertainty regarding the long-term effects of the COVID-19 pandemic and certain negative impacts on our business, the plant-based category, consumer and customer behavior, and demand levels.
In response to the current difficult environment and negative impact of these factors on our business and the overall plant-based category, beginning in the fourth quarter of 2022 we are pivoting our focus toward sustainable long-term growth supported by three pillars: (1) driving margin recovery and operating expense reduction through the implementation of lean value streams across our beef, pork and poultry platforms; (2) inventory reduction and cash flow generation through more efficient inventory management; and (3) focusing on near-term retail and foodservice growth drivers while supporting strategic key long-term partners and opportunities.

Our net revenues, gross profit, gross margin, earnings and cash flows have been and may continue to be adversely impacted in 2023 by the following:
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
•managing inventory levels, including sales to the liquidation channel and the level of inventory reserves;
•price reductions, intended to improve price competitiveness relative to competing products;
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
•potential disruption to our supply chain generally caused by distribution and other logistical issues;
•continued effects of the COVID-19 pandemic; and
•labor needs at the Company as well as in the supply chain and at customers.
In 2021, we entered into The Planet Partnership, LLC (“TPP”), a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. In the fourth quarter of 2022, we began taking steps to restructure certain contracts and operating activities related to Beyond Meat Jerky. Such activities are expected to continue through most of 2023.
On August 3, 2022 and October 14, 2022, we announced reductions-in-force affecting approximately 4% and 19%, respectively, of our global workforce. These decisions were based on cost-reduction initiatives intended to reduce operating expenses as the Company focuses on a set of key growth priorities. We may not be able to fully realize the costs savings and benefits initially anticipated from these actions, and the expected costs may be greater than expected. See Part I, Item 1A, Risk Factors—Risks Related to Our Business—Our strategic initiatives to reduce our cost structure towards cash flow positive operations could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions and Our inability to streamline operations and improve cost efficiencies could result in the contraction of our business and the implementation of significant cost cutting measures.

Impact of COVID-19 on Our Business
The COVID-19 pandemic has had a significant impact on our business over the last three years, but as we moved through 2022 we saw consumers start to return to more normalized routines; more social gatherings, going out to bars and restaurants and returning to offices, which impacted demand. We have also seen a normalization of supply chains across the food and beverage industry that is reducing the disruption of the supply from many protein suppliers and increasing choice for consumers.
In the United States, we have transitioned back to normal operating procedures with a heightened awareness of maintaining a healthy workplace and work environment. At all of our facilities, we follow current guidelines from local departments of public health and have implemented comprehensive preventative hygienic measures to support the health and safety of our employees.
As a result of China’s lifting of its zero COVID policies, our facilities in China no longer require visitors and personnel to obtain a 72-hour swab test results. However, at our R&D center and Jiaxing factory, visitors are still required to pre-register their personal details and record their temperature. Those who record symptoms relating to a fever or report cough symptoms are not allowed to enter these two facilities.
Future events and effects related to COVID-19 cannot be determined with precision and actual results could significantly differ from estimates or forecasts.
Environmental, Social and Governance
As a disruptive leader in the food industry, we have established ourselves as a leading producer of plant-based meat products that deliver a reduced environmental footprint and mitigate the social and welfare issues associated with the conventional production and consumption of animal protein. In order to continue that work and position ourselves as a leader in the integration of environmental and social change, we have committed to developing a comprehensive ESG program. As part of the development of our ESG program, we have conducted a materiality analysis to determine which ESG issues are relevant to our business (the “ESG Materiality Analysis”). The term “materiality analysis” is common in the discussion of such assessments; however, the ESG Materiality Analysis was not designed to identify “material” issues for the purposes of financial reporting, or as defined by the securities laws of the United States. While the environmental impacts of our products, climate change management, the safety and quality of the products we produce and how we manage our supply chain were all identified as priority topics in our ESG Materiality Analysis, our discussion of these and other ESG matters herein or elsewhere may include information that is not necessarily “material” for SEC reporting purposes, and is informed by various ESG standards and frameworks (including standards for the measurement of underlying data), and the interests of various stakeholders. Much of this information is subject to assumptions, estimates or third-party information that is still evolving and subject to change. For example, our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control. We continue to work on leveraging the ESG Materiality Analysis to inform our strategy and actions under our commitment to promoting responsible and sustainable business practices within our organization.
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

We present our net revenues by geography and distribution channel as follows:

Distribution Channel	Description
U.S. Retail	Net revenues from retail sales to the U.S. market and sales to TPP
U.S. Foodservice	Net revenues from restaurant and foodservice sales to the U.S. market
International Retail	Net revenues from retail sales to international markets, including Canada
International Foodservice	Net revenues from restaurant and foodservice sales to international markets, including Canada
The following factors and trends in our business have driven net revenue growth over prior periods and are expected to be key drivers of our net revenue growth over time, subject to the challenges discussed above:
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
•the success of our pivot to focus on sustainable long-term growth, including focusing on near-term retail and foodservice growth drivers while supporting strategic key long-term partners and opportunities;
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
•our continued innovation and product commercialization, including enhancing existing products and introducing new products across our plant-based platforms that appeal to a broad range of consumers, specifically those who typically eat animal-based meat;
•enhanced marketing efforts as we continue to build our brand, amplify our value proposition around taste, health and planet, serve as a best-in-class partner to both retail and foodservice customers to support product development and category management, and drive consumer adoption of our products;
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
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We anticipate that over time we will need to continue to offer more trade and promotion discounts to both our retail and foodservice customers, to drive increased consumer trials and in response to changing consumer and customer behavior, and increased competition and pressure on the plant-based meat category. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. At the end of each accounting period, we recognize a contra asset for estimated sales discounts that have been incurred but not paid which totaled $4.6 million and $3.6 million as of December 31, 2022 and 2021, respectively. We expect to face increasing competition across all channels, especially as additional plant-based meat product brands continue to enter the marketplace and as consumers trade down among proteins in the context of significant inflationary pressure. In response, we anticipate providing heavier discounting and promotions on some of our products from time to time. Although these actions are intended to build brand awareness and increase consumer trials of our products, they have had and are likely to continue to have a negative impact on our net revenues, gross margin and profitability, impacting period-over-period results.
In addition, because we do not have any purchase commitments from our distributors or customers, the amount of net revenues we recognize will vary from period to period depending on the volume, timing and the channels through which our products are sold, and the impact of customer orders ahead of holidays, causing variability in our results. Similarly, the timing of retail shelf resets are not within our control, and to the extent that retail customers change the timing of such events, variability of our results may also increase. Lower customer orders ahead of holidays, shifts in customer shelf reset activity and changes in the order patterns of one or more of our large retail customers could cause a significant fluctuation in our quarterly results and could have a disproportionate effect on our results of operations for the entire fiscal year. For example, in the third quarter of 2022, a combination of overall weaker than expected demand in the category and certain customer and distributor changes and buying patterns, such as reducing targeted inventory levels, among other factors, contributed to the decline in net revenues across markets and channels compared to the prior-year period.
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
Seasonality
Generally, we expect to experience greater demand for certain of our products during the summer grilling season. In 2022 and 2021, U.S. retail channel net revenues during the second quarter were 16% and 21% higher than the first quarter, respectively. We expect to continue to see additional seasonality effects, especially within our retail channel, with revenue contribution from this channel generally tending to be greater in the second and third quarters of the year, along with increased levels of purchasing by customers ahead of holidays, the impact of customer shelf reset activity and the timing of product restocking by our retail customers. In addition, in an environment of uncertainty from recessionary and inflationary pressures, general softness in the plant-based category, competition and other factors impacting our business, including uncertainty around the long-term impacts of COVID-19, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.
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
Subject to the recessionary and inflationary pressures, competition, general softness in the plant-based category and other factors impacting our business, we continue to expect that gross profit and gross margin improvements will be delivered primarily through:
•implementation of lean value streams across our beef, pork and poultry platforms;
•improved volume leverage and throughput;
•reduced manufacturing conversion costs driven in part by optimization of our production network;
•greater internalization and geographic localization of our manufacturing footprint;
•finished goods, materials and packaging input cost reductions and scale of purchasing;
•tolling fee efficiencies;
•end-to-end production processes across a greater proportion of our manufacturing network;
•scale-driven efficiencies in procurement and fixed cost absorption;
•diversification of our core protein ingredients;
•product and process innovations and reformulations;
•cost-down initiatives through ingredient and process innovation; and
•improved supply chain logistics and distribution costs.
Gross margin improvement may, however, continue to be negatively impacted by reduced capacity utilization if demand for our products does not meet our expectations, investments in our production infrastructure across the U.S., EU and China in advance of anticipated demand, investing in production personnel, partnerships and product pipeline, aggressive pricing strategies and increased discounting, increases in inventory reserves and potentially increased sales to the liquidation channel, changes in our product and customer mix, expansion into new geographies and markets where cost and pricing structures may differ from our existing markets, and underutilization fees and termination fees to exit certain supply chain arrangements, driving less leverage on fixed costs and delaying the speed at which cost savings initiatives impact our financial results. Gross margin improvement may also be negatively impacted by the impact of lower demand forecast, inflation, increasing labor costs, materials costs and transportation costs.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, share-based compensation, scale-up expenses, depreciation and amortization expenses on research and development assets, and facility lease costs. Our research and development efforts are focused on enhancements to our existing product formulations and production processes in addition to the development of new products. We expect to continue to invest in research and development over time, as research and development and innovation are core elements of our business strategy, and we believe they represent a critical competitive advantage for us. We believe that we need to continue to innovate in order to capture a larger share of consumers who typically eat animal-based meats. We expect research and development expenses in 2023 to decrease from the levels in 2022 as a result of the reduction in force implemented in October 2022 and as we focus on reducing and optimizing operating expenses more broadly. Given our intention to reduce overall operating expenses and cash expenditures, subsequent to the year ended December 31, 2022, on February 14, 2023, we terminated the lease of our Commerce, California commercialization center.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses consist primarily of selling, marketing and administrative expenses, including personnel and related expenses, share-based compensation, outbound shipping and handling costs, non-manufacturing lease expense, depreciation and amortization expense on non-manufacturing and non-research and development assets, consulting fees and other non-production operating expenses. Marketing and selling expenses include advertising costs, share-based compensation awards to brand ambassadors, costs associated with consumer promotions, product donations, product samples and sales aids incurred to acquire new customers, retain existing customers and build our brand awareness. Administrative expenses include expenses related to management, accounting, legal, IT and other office functions. We expect SG&A expenses in 2023 to decrease from the levels in 2022, as we focus on reducing and optimizing operating expenses more broadly, including as part of the implementation of lean value streams across our beef, pork and poultry platforms.
On August 3, 2022, we announced a reduction-in-force affecting approximately 4% of our global workforce. This reduction-in-force is expected to result in total annualized savings of approximately $8 million, excluding one-time separation costs of approximately $1 million, which we recorded in the third quarter of 2022 and reflected within the SG&A and Research and Development expenses in the consolidated statement of operations. On October 11, 2022, our Board of Directors approved a plan to reduce our workforce by an additional approximately 200 employees, representing approximately an additional 19% of our total global workforce, based on cost-reduction initiatives intended to reduce operating expenses. We incurred one-time cash charges of approximately $4 million in connection with the reduction in force of October 2022, primarily consisting of notice period and severance payments, employee benefits and related costs. The majority of these charges were incurred in the fourth quarter of 2022, and the reduction-in-force was substantially completed by the end of 2022.
Restructuring Expenses
In May 2017, management approved a plan to terminate an exclusive supply agreement with one of our co-manufacturers. On October 18, 2022, the parties entered into a confidential written settlement agreement and mutual release in connection with this matter. See Note 3, Restructuring, and Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements, included elsewhere in this report.

Results of Operations
The following table sets forth selected items in our statements of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net revenues	$418,933	$464,700	$406,785
Cost of goods sold	442,676	347,419	284,510
Gross profit	(23,743)	117,281	122,275
Research and development expenses	62,264	66,946	31,535
Selling, general and administrative expenses	239,505	209,474	133,655
Restructuring expenses	17,259	15,794	6,430
Total operating expenses	319,028	292,214	171,620
Loss from operations	$(342,771)	$(174,933)	$(49,345)

The following table presents selected items in our statements of operations as a percentage of net revenues for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	105.7	74.8	69.9
Gross profit	(5.7)	25.2	30.1
Research and development expenses	14.9	14.4	7.7
Selling, general and administrative expenses	57.2	45.1	32.9
Restructuring expenses	4.1	3.4	1.6
Total operating expenses	76.2	62.9	42.2
Loss from operations	(81.9)%	(37.7)%	(12.1)%

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Net Revenues

	Year Ended December 31,		Change
(in thousands)	2022	2021	Amount	%
U.S.:
Retail	$234,744	$243,360	$(8,616)	(3.5)%
Foodservice	69,289	76,475	(7,186)	(9.4)%
U.S. net revenues	304,033	319,835	(15,802)	(4.9)%
International:
Retail	$60,907	$81,483	$(20,576)	(25.3)%
Foodservice	53,993	63,382	(9,389)	(14.8)%
International net revenues	114,900	144,865	(29,965)	(20.7)%
Net revenues	$418,933	$464,700	$(45,767)	(9.8)%
Net revenues in the year ended December 31, 2022 decreased by $45.8 million, or 9.8%, as compared to the prior year primarily due to a 10.2% decrease in net revenue per pound including the impact of unfavorable changes in foreign exchange rates, increased sales to liquidation channels and list price reductions in the U.S. and EU. Net revenues from foodservice channel sales decreased 11.9%,with a greater portion of the decrease from international foodservice channel sales. Net revenues from retail channel sales decreased 9.0% primarily due to reduced pricing, higher trade discounts, unfavorable changes in foreign exchange rates and lower overall demand as a result of a deceleration in growth of the plant-based meat category.
Net revenues from U.S. retail sales in the year ended December 31, 2022 decreased $8.6 million, or 3.5%, as compared to the prior year. Total pounds sold increased 0.5%, offset by a decrease of 4.0% in net revenue per pound attributable to lower pricing, including the impact of increased sales to liquidation channels, strategic but limited list price reductions and higher trade discounts. By product, the decrease in U.S. retail channel net revenues was primarily due to reduced sales of Beyond Burger and Beyond Dinner Sausage, partially offset by sales to TPP of Beyond Meat Jerky introduced in the first quarter of 2022, which contributed $33.5 million in net revenues.
Net revenues from U.S. foodservice sales in the year ended December 31, 2022 decreased $7.2 million, or 9.4%, as compared to the prior year primarily driven by a decrease of 7.5% in net revenue per pound and a

2.0% decrease in total pounds sold. The decrease in net revenue per pound was primarily due to higher trade discounts and changes in sales mix. By product, the decrease in sales was primarily due to reduced sales of Beyond Burger and Beyond Breakfast Sausage driven by the discontinuation of distribution at a certain customer, partially offset by increased sales of chicken products, including sales to a large QSR customer and sales of Beyond Chicken Tenders and Beyond Sausage. Beyond Meat branded products were available at approximately 78,000 U.S. retail outlets and 43,000 U.S. foodservice outlets as of December 2022.
Net revenues from international retail sales in the year ended December 31, 2022 decreased $20.6 million, or 25.3%, as compared to the prior year primarily driven by a 21.5% decrease in net revenue per pound and a 4.9% decrease in pounds sold. The decrease in net revenue per pound was primarily due to list price reductions in the EU implemented in the first quarter of 2022, impact of unfavorable foreign exchange rates, increased trade discounts and changes in sales mix. By product, the decrease in sales was primarily due to decreases in sales of Beyond Burger, Beyond Sausage and Beyond Beef, partially offset by increases in sales of chicken products, including Beyond Chicken Tenders, and Beyond Breakfast Sausage.
Net revenues from international foodservice channel sales in the year ended December 31, 2022 decreased $9.4 million, or 14.8%, as compared to the prior year primarily due to a 21.5% decrease in net revenue per pound, partially offset by an 8.6% increase in pounds sold. The decrease in net revenue per pound was mainly due to changes in sales mix, impact of unfavorable foreign exchange rates and increased trade discounts. By product, the decrease in sales was primarily due to decreases in sales of Beyond Burger, Beyond Beef Crumble and Beyond Beef, partially offset by increases in sales of chicken products, including Beyond Chicken Tenders. Beyond Meat branded products were available at approximately 35,000 international retail and 34,000 international foodservice outlets as of December 2022.
The following table presents volume of our products sold in pounds:

	Year Ended December 31,		Change
(in thousands)	2022	2021	Amount	%
U.S.:
Retail	44,784	44,568	216	0.5%
Foodservice	12,786	13,047	(261)	(2.0)%
International:
Retail	13,435	14,120	(685)	(4.9)%
Foodservice	13,951	12,848	1,103	8.6%
Volume of products sold	84,956	84,583	373	0.4%

Cost of Goods Sold

	Year Ended December 31,		Change
(in thousands)	2022	2021	Amount	%
Cost of goods sold	$442,676	$347,419	$95,257	27.4%
Cost of goods sold increased by $95.3 million, or 27.4%, in 2022 as compared to the prior year. As a percentage of net revenues, cost of goods sold increased to 105.7% of net revenues in 2022 from 74.8% of net revenues in the prior year. The increase in cost of goods sold was primarily due to increased cost per pound and, to a lesser extent, increased pounds sold. The increase in cost per pound was primarily due to higher manufacturing costs including depreciation, increased logistics costs, higher inventory reserves and write-offs, and increased materials costs. In addition, the introduction of Beyond Meat Jerky in the first quarter of 2022 negatively impacted cost per pound in 2022 compared to the prior year. Cost of goods sold in 2022 included underutilization fees and one-time termination costs associated with certain co-manufacturing agreements in the amount of $9.1 million, in aggregate, as compared to amounts which were immaterial in the prior year.
Cost of goods sold in 2022 included $22.6 million in write off of excess and obsolete inventories and $1.0 million in write down of inventory to lower of cost or net realizable value. Cost of goods sold in 2021 included $12.5 million in write off of excess and obsolete inventories and $0.8 million in write down of inventory to lower of cost or net realizable value.
Gross Profit and Gross Margin

	Year Ended December 31,		Change
(in thousands)	2022	2021	Amount	%
Gross (loss) profit	$(23,743)	$117,281	$(141,024)	(120.2)%
Gross margin	(5.7)%	25.2%	N/A	N/A
Gross profit in 2022 was a loss of $23.7 million, or 5.7% of net revenues, as compared to gross profit of $117.3 million, or 25.2% of net revenues, in the prior year, a decline of $141.0 million. Gross margin in the year ended December 31, 2022 decreased to a negative gross margin of 5.7% from a positive gross margin of 25.2% in the prior year. Despite a 0.4% increase in total pounds sold, gross profit and gross margin decreased primarily as a result of increased cost per pound of approximately $1.10 and decreased net revenue per pound of approximately $0.56 in the year ended December 31, 2022 compared to the prior year. Beyond Meat Jerky negatively impacted gross profit by approximately $19.3 million in the year ended December 31, 2022. Sales of Beyond Meat Jerky and sales into the liquidation channel were both headwinds to gross profit compared to the prior year. Approximately $9.1 million, in aggregate, of the underutilization fees and one-time termination costs associated with certain co-manufacturing agreements, including $4.1 million associated with Beyond Meat Jerky, negatively impacted gross profit in the year ended December 31, 2022. Gross profit per pound and gross margin declined primarily due to decreased revenue per pound due to changes in product mix and higher trade discounts, combined with increased manufacturing costs per pound including depreciation, higher logistics costs and materials cost. As disclosed in Note 2, Summary of Significant Accounting Policies—Shipping and Handling Costs, in the Notes to Consolidated Financial Statements included elsewhere in this report, we include outbound shipping and handling costs within SG&A expenses. As a result, our gross profit and gross margin may not be comparable to other entities that present all shipping and handling costs as a component of cost of goods sold.
Research and Development Expenses

	Year Ended December 31,		Change
(in thousands)	2022	2021	Amount	%
Research and development expenses	$62,264	$66,946	$(4,682)	(7.0)%
Research and development expenses decreased $4.7 million, or 7.0%, in 2022, as compared to the prior year. Research and development expenses decreased primarily due to $7.1 million in lower scale-up expenses compared to the prior year, partially offset by higher facility lease-related costs.
SG&A Expenses

	Year Ended December 31,		Change
(in thousands)	2022	2021	Amount	%
Selling, general and administrative expenses	$239,505	$209,474	$30,031	14.3%
SG&A expenses increased by $30.0 million, or 14.3%, in 2022, as compared to the prior year. The increase was primarily due to $12.8 million in higher marketing programs-related expenses including advertising costs incurred to raise awareness of our products both domestically and internationally; $11.2 million in higher salaries and related expenses resulting from a higher headcount through the first three quarters of 2022 and severance-related expenses in the fourth quarter of 2022 associated with the October 2022 reduction in force; and $5.6 million in higher product donations.
Restructuring Expenses
As a result of the termination in May 2017 of an exclusive supply agreement with one of our co- manufacturers due to non-performance under the agreement, we recorded restructuring expenses of $17.3 million and $15.8 million in 2022 and 2021, respectively, primarily related to legal and other expenses associated with the dispute. As of December 31, 2022 and 2021, there were $0.7 million and $2.7 million, respectively, in accrued unpaid liabilities associated with this contract termination primarily representing legal fees. On October 18, 2022, the parties entered into a confidential written settlement agreement and mutual release in connection with this matter. See Note 3, Restructuring, and Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements, included elsewhere in this report.
Loss from Operations
Loss from operations in 2022 was $342.8 million compared to loss from operations of $174.9 million in the prior year. In addition to the decline in gross profit, the increase in loss from operations was also driven by higher SG&A and restructuring expenses, partially offset by lower research and development expenses.
Total Other Expense, Net
Total other expense, net in the year ended December 31, 2022 of $4.4 million consisted primarily of $4.0 million in interest expense from amortization of debt issuance costs and $4.9 million in foreign currency transaction losses, partially offset by $4.5 million in interest income. Total other expense, net in the year ended December 31, 2021 of $4.1 million consisted primarily of $3.6 million in interest expense from amortization of debt issuance costs, $1.0 million in loss on extinguishment of debt and $0.2 million in foreign currency transaction losses, partially offset by $0.2 million in interest income and $1.1 million in subsidies received from the Jiaxing Economic Development Zone Finance Bureau related to our investment in our subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd. (“BYND JX”).
Income Tax Expense
For 2022 and 2021, we recorded an income tax expense of $32,000 and $60,000, respectively. These amounts primarily consist of income taxes for state jurisdictions which have minimum tax requirements. No tax benefit was provided for losses incurred because those losses were offset by a full valuation allowance.
Net Loss
Net loss was $366.1 million in 2022 compared to $182.1 million in the prior year. This increase in net loss was driven by the year-over-year decrease in gross profit and increase in operating expenses.
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

The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net loss, as reported (unaudited):

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net loss, as reported	$(366,137)	$(182,105)	$(52,752)
Income tax expense	32	60	72
Interest expense	3,966	3,648	2,576
Depreciation and amortization expense	32,582	21,663	13,299
Restructuring expenses(1)	17,259	15,794	6,430
Share-based compensation expense	33,857	27,698	27,279
Expenses attributable to COVID-19	—	—	14,137
Other, net(2)	420	487	759
Adjusted EBITDA	$(278,021)	$(112,755)	$11,800
Net loss as a % of net revenues	(87.4)%	(39.2)%	(13.0)%
Adjusted EBITDA as a % of net revenues	(66.4)%	(24.3)%	2.9%
_____________
(1)Primarily comprised of legal and other expenses associated with the dispute with a co-manufacturer with whom an exclusive supply agreement was terminated in May 2017. See Note 3, Restructuring, and Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements, included elsewhere in this report.
(2)Includes $4.9 million and $0.2 million in net foreign currency transaction losses in 2022 and 2021, respectively. Also includes $1.0 million in loss on extinguishment of debt associated with termination of the Company’s credit facility in 2021.

Liquidity and Capital Resources
Convertible Senior Notes
On March 5, 2021, we issued $1.0 billion aggregate principal amount of our 0% Convertible Senior Notes due 2027 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The initial purchasers of the Convertible Notes exercised their option to purchase an additional $150.0 million aggregate principal amount of our 0% Convertible Senior Notes due 2027 (the “Additional Notes”, and together with the Convertible Notes, the “Notes”), and such Additional Notes were issued on March 16, 2021. The initial conversion price of the Notes is $206.00 per share of common stock, which represents a premium of approximately 47.5% over the closing price of the Company’s common stock on March 2, 2021. The Notes will mature on March 15, 2027, unless earlier repurchased, redeemed or converted. The Notes were issued pursuant to, and are governed by, an indenture, dated as of March 5, 2021 (the “Indenture”), between us and U.S. Bank National Association, as trustee (the “Trustee”). We used $84.0 million of the net proceeds from the sale of the Notes to fund the cost of entering into capped call transactions, described below. The proceeds from the issuance of the Notes were approximately $1.0 billion, net of capped call transaction costs of $84.0 million and debt issuance costs totaling $23.6 million. See Note 7, Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Capped Call Transactions
On March 2, 2021, in connection with the pricing of the offering of the Convertible Notes, we entered into capped call transactions (the “Base Capped Call Transactions”) with the option counterparties and used $73.0 million in net proceeds from the sale of the Convertible Notes to fund the cost of the Base Capped Call Transactions. On March 12, 2021, in connection with the Additional Notes, we entered into capped call transactions (the “Additional Capped Call Transactions”) with the option counterparties and used $11.0 million of the net proceeds from the sale of the Additional Notes to fund the cost of the Additional Capped Call Transactions. The Base Capped Call Transactions and the Additional Capped Call Transactions (collectively, the “Capped Call Transactions”) cover, subject to customary adjustments, the aggregate number of shares of our common stock that will initially underlie the Notes, and are expected generally to reduce potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we may make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions is $279.32, which represents a premium of 100% over the last reported sale price of our common stock on March 2, 2021. The aggregate $84.0 million paid for the Capped Call Transactions was recorded as a reduction to APIC. See Note 7, Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Revolving Credit Facility
On March 2, 2021, we terminated our secured revolving credit agreement, dated as of April 21, 2020 (the “Credit Agreement”), among the Company, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent, and in connection with such termination: (i) all borrowings outstanding under the Credit Agreement were repaid in full by the Company; and (ii) all liens and security interests under the Credit Agreement in favor of the lenders thereunder were released. See Note 7, Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Liquidity Outlook
In 2023, our cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part I, Item 1A, “Risk Factors,” and “Note Regarding Forward-Looking Statements” included elsewhere in this report. The COVID-19 pandemic, inflation, rising interest rates, overall economic conditions and hostilities in Eastern Europe have led to increased disruption and volatility in capital markets and credit markets generally which could adversely affect our liquidity and capital resources in the future. However, based on our current business plan, we believe that our existing cash balances along with our anticipated cash flow from operations will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. In the future, we may raise funds by issuing debt or equity securities. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. Our cash requirements under our significant contractual obligations and commitments are listed below in the section titled “Contractual Obligations and Commitments.” In addition, our ability to meet our cash flow positive targets is subject to a number of assumptions and uncertainties, including, without limitation, our ability to reduce costs and achieve positive gross margins; our ability to meet certain revenue and operating expense targets, which may be subject to factors beyond our control; and our ability to monetize inventory and manage working capital.
Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth; the successful implementation of the cost-reduction initiatives described elsewhere in this report; timing to adjust our supply chain and cost structure in response to material fluctuations in product demand; the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; our investment in and build out of our Campus Headquarters; the expenses associated with our marketing initiatives; any continued impacts of the COVID-19 pandemic; our investment in manufacturing and facilities to expand our manufacturing and production capacity; our investments in real property and joint ventures; the costs required to fund domestic and international operations and growth; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us or our directors and officers; the expenses needed to attract and retain skilled personnel; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
We expect our operating expenses in 2023 to decrease from the levels in 2022, as we focus on reducing and optimizing operating expenses more broadly. We incurred one-time cash charges of approximately $4 million in connection with the October 2022 reduction in force, primarily consisting of notice period and severance payments, employee benefits and related costs. The majority of these charges were incurred in the fourth quarter of 2022, and the reduction-in-force was substantially completed by the end of 2022.
Sources of Liquidity
Our primary cash needs are for operating expenses, working capital and capital expenditures to support our business. Prior to our IPO, we financed our operations through private sales of equity securities and through sales of our products. Since our inception and through our IPO, we raised a total of $199.5 million from the sale of convertible preferred stock, including through sales of convertible notes which were converted into preferred stock, net of costs associated with such financings. In connection with our IPO, we sold an aggregate of 11,068,750 shares of our common stock at a public offering price of $25.00 per share and received approximately $252.4 million in net proceeds. On August 5, 2019, we completed a secondary public offering of our common stock in which we sold 250,000 shares and certain selling stockholders sold 3,487,500 shares. We sold 250,000 shares of our common stock at a public offering price of $160.00 per share and received approximately $37.4 million in net proceeds.
In March 2021, we issued $1.2 billion in aggregate principal amount of Notes as discussed above. As of December 31, 2022, we had $309.9 million in unrestricted cash and cash equivalents and restricted cash of $12.6 million securing the letter of credit to support the development and leasing of our Campus Headquarters.

Cash Flows
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated.

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash (used in) provided by:
Operating activities	$(320,244)	$(301,370)	$(39,995)
Investing activities	$(87,527)	$(147,479)	$(74,900)
Financing activities	$276	$1,022,322	$(1,762)
Net Cash Used in Operating Activities
For the year ended December 31, 2022, we incurred a net loss of $366.1 million, which was the primary reason for net cash used in operating activities of $320.2 million. Net cash outflows from changes in operating assets and liabilities were primarily due to $55.1 million in cash outflows associated with the prepaid lease costs for the Campus Lease (see Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report), payments toward accounts payable and a decrease in accrued expenses. The net cash outflows were partially offset by a decrease in accounts receivable, prepaid expenses and other assets and decrease in inventory. Net loss for the year ended December 31, 2022, included $100.1 million in non-cash expenses primarily comprised of share-based compensation expense, depreciation and amortization expense, non-cash lease expense, unrealized loss on foreign currency transactions and amortization of debt issuance costs.
For the year ended December 31, 2021, we incurred a net loss of $182.1 million, which was the primary reason for net cash used in operating activities of $301.4 million. Net cash outflows from changes in operating assets and liabilities were primarily due to the increase in all three classes of inventory, cash outflows associated with the escrow payments for the Campus Lease, increase in prepaid expenses and other assets and increase in accounts receivable. The net cash outflows were partially offset by an increase in accounts payable and accrued expenses. Net loss for the year ended December 31, 2021 included $60.3 million in non-cash expenses primarily comprised of share-based compensation expense, depreciation and amortization expense, non-cash lease expense, amortization of debt issuance costs and loss on extinguishment of debt.
Depreciation and amortization expense was $32.6 million and $21.7 million in the years ended December 31, 2022 and 2021, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our growth and investment in property, plant and equipment.
For the year ended December 31, 2022, net cash used in investing activities was $87.5 million and consisted of $70.5 million in cash outflows for purchases of property, plant and equipment, primarily driven by continued investments in production equipment and facilities related to our capacity expansion initiatives and international expansion, and $13.3 million for investment in TPP.
For the year ended December 31, 2021, net cash used in investing activities was $147.5 million and consisted of $136.0 million in cash outflows for purchases of property, plant and equipment, primarily driven by continued investments in production equipment and facilities related to our capacity expansion initiatives and international expansion, $11.0 million for investment in TPP.

Net Cash Provided by Financing Activities
For the year ended December 31, 2022, net cash provided by financing activities was $0.3 million primarily from $1.6 million in proceeds from stock option exercises, partially offset by $1.1 million in payments of minimum withholding taxes on net share settlement of equity awards and payments under finance lease obligations.
For the year ended December 31, 2021, net cash provided by financing activities was $1.0 billion primarily from the proceeds of the Notes of $1.1 billion net of purchased capped call transaction amounts and $8.1 million in proceeds from stock option exercises, partially offset by repayment of our revolving credit facility balance of $25.0 million, debt issuance costs of $23.6 million associated with the Notes, $3.1 million in payments of minimum withholding taxes on net share settlement of equity awards and payments under finance lease obligations.
Contractual Obligations and Commitments
Convertible Senior Notes
On March 5, 2021, we issued $1.0 billion aggregate principal amount of Convertible Notes and on March 16, 2021, we issued $150.0 million aggregate principal amount of Additional Notes. The proceeds from the issuance of the Notes were approximately $1.0 billion, net of capped call transaction costs of $84.0 million and debt issuance costs totaling $23.6 million. See Note 7, Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Leases
On January 14, 2021, we entered into the Campus Lease with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), to house our Campus Headquarters. Although we are involved in the design of the tenant improvements of the Campus Headquarters, we do not have title or possession of the assets during construction. In addition, we do not have the ability to control the leased Campus Headquarters until each phase of the tenant improvements is complete. We contributed $55.1 million and $59.2 million in payments towards the construction of the Campus Headquarters in the years ended December 31, 2022 and 2021, respectively. These payments are initially recorded in “Prepaid lease costs, non-current” in the Company’s consolidated balance sheet and will ultimately be recorded as a component of a right-of-use asset upon lease commencement for each phase of the lease. During 2022, the tenant improvements associated with Phase 1-A were completed and the underlying asset was delivered to us. As such, upon the commencement of Phase 1-A, we recognized a $64.1 million right-of-use asset, which included the reclassification of $27.7 million of the construction payments previously included in “Prepaid lease costs, non-current,” and a $36.6 million lease liability. Aggregate payments towards base rent over the initial lease term associated with the remaining phases not yet delivered to us will be approximately $118.4 million.
Concurrent with our execution of the Campus Lease, as a security deposit, we delivered to the Landlord a letter of credit in the amount of $12.5 million. The letter of credit is secured by a $12.6 million deposit reflected in our consolidated balance sheet as “Restricted cash” as of December 31, 2022. See Note 4, Leases, and Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report.
China Investment and Lease Agreement
On September 22, 2020, we and our subsidiary, BYND JX, entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX has agreed to make certain investments in the JXEDZ in two phases of development, and we have agreed to guarantee certain repayment obligations of BYND JX under such agreement.

During Phase 1, we agreed to invest $10.0 million as the registered capital of BYND JX in the JXEDZ through an intercompany investment in BYND JX and BYND JX agreed to lease a facility in the JXEDZ for a minimum of two years. In connection with such agreement, BYND JX entered into a factory leasing contract with an affiliate of the JX Committee, pursuant to which BYND JX agreed to lease and renovate a facility in the JXEDZ for a minimum of two years. In 2022, we amended the lease to extend the term for an additional five years without rent escalation. In the fourth quarter of 2021, BYND JX leased an approximately 12,000 square foot facility in Shanghai, China, for a period of eight years, which is used as a local research and development facility to support the local manufacturing operations.
In the event that we and BYND JX determine, in our sole discretion, to proceed with the Phase 2 development in the JXEDZ, BYND JX has agreed in the first stage of Phase 2 to increase its registered capital to $40.0 million and to acquire the land use right to a state-owned land plot in the JXEDZ to conduct development and construction of a new production facility. Following the first stage of Phase 2, we and BYND JX may determine, in our sole discretion, to permit BYND JX to obtain a second state-owned land plot in the JXEDZ in order to construct an additional facility thereon. See Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report.
In the year ended December 31, 2022 and 2021, we received $0 and $1.1 million, respectively, in subsidies related to our investment in BYND JX from JXEDZ Finance Bureau. As of December 31, 2022, we had invested $22.0 million as the registered capital of BYND JX and advanced $20.0 million to BYND JX. See Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report.
The Planet Partnership
On January 25, 2021, we entered into TPP, a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack products made from plant-based protein. We recognized our share of the net losses in TPP in the amount of $18.9 million and $3.0 million for the year ended December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, we contributed our share of the investment in TPP of $13.3 million and $11.0 million, respectively. Subsequent to the year ended December 31, 2022, we contributed an additional $3.3 million as our share of the additional investment in TPP.
In the fourth quarter of 2022, we began taking steps to restructure certain contracts and operating activities related to Beyond Meat Jerky. Such activities are expected to continue through most of 2023.
Purchase Commitments
On July 27, 2022, we entered into an agreement to purchase certain property on a neighboring site to our manufacturing facility in Europe located in Enschede, the Netherlands, for cash consideration of approximately €6.3 million, of which a €0.9 million deposit was made during 2022. The purchase is expected to close in the second half of 2023.
We have a multi-year agreement with Roquette for the supply of pea protein which expires on December 31, 2023. The plant-based protein sourced under the supply agreement is secured on a purchase order basis regularly, per specified minimum monthly and semi-annual quantities, throughout the term. We are not required to purchase plant based protein in amounts in excess of such specified minimum quantities; however the Company has the option to increase such minimum quantities for delivery. The total annual amount purchased each year by us must be at least the minimum amount specified in the agreement, which totals in the aggregate $154.1 million over the term of the agreement. We also have the right to be indemnified by Roquette in certain circumstances. As of December 31, 2022, we had committed to purchase pea protein inventory totaling $40.2 million in 2023.
As of December 31, 2022, we had $84.6 million in fee commitments to manufacture products at a co-manufacturer’s facility over a 5-year term (see Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report). In addition, as of December 31, 2022, we had approximately $28.8 million in purchase order commitments for capital expenditures primarily to purchase machinery and equipment, including the Enschede facility. Payments for these purchases will be due within twelve months of December 31, 2022.
The following table summarizes our significant contractual obligations as of December 31, 2022:

	Payments Due by Period
(in thousands)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
Operating lease obligations(1)(2)	$92,581	$7,027	$13,922	$12,726	$58,906
Financing lease obligations(3)	738	244	387	107	—
Convertible debt(4)	1,133,608	—	—	1,133,608	—
Purchase commitments—inventory(5)	40,156	40,156	—	—	—
Purchase commitments—assets(6)	28,785	28,785	—	—	—
Co-manufacturer commitments(7)	84,624	10,068	23,640	50,916	—
TPP(8)	3,250	3,250	—	—	—
Total	$1,383,742	$89,530	$37,949	$1,197,357	$58,906
___________________
(1)Includes lease payments for our former Manhattan Beach Project Innovation Center, obligations under the Campus Lease relating to Phase 1-A, our manufacturing facilities in Columbia, Missouri, our commercialization center in Commerce, California, and all other operating lease obligations. Subsequent to the year ended December 31, 2022, on February 14, 2023, the lease on our commercialization center in Commerce, California was terminated. See Note 14, Subsequent Event, to the Notes to Consolidated Financial Statements included elsewhere in this report.
(2)Excludes obligations under Campus Lease, except for those relating to Phase 1-A. See Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report.
(3)Consists of payments under various financing leases for certain equipment.
(4)Includes principal amount under our Notes issued March 2021. See Note 7, Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report.
(5)Consists of commitments to purchase pea protein inventory.
(6)Consists of commitments to purchase property, plant and equipment, including the commitment to purchase the Enschede facility.
(7)Consists of commitments to co-manufacturer.
(8)Consists of 2023 investment in TPP.
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
We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain. Therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates and assumptions. See Note 2, Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements included elsewhere in this report for information about these critical accounting policies as well as a description of our other accounting policies.
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
Revenue is measured as the amount of consideration the Company expects to receive in exchange for fulfilling the performance obligation. Sales and other taxes the Company collects concurrent with the sale of products are excluded from revenue. The Company's normal payment terms vary by the type and location of its customers and the products offered. The time between invoicing and when payment is due is not significant. None of the Company's customer contracts as of December 31, 2022 contains a significant financing component.
The Company routinely offers sales discounts and promotions through various programs to its customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. Provision for discounts and incentives are recorded in the same period in which the related revenues are recognized. At the end of each accounting period, the Company recognizes a contra asset to accounts receivable for estimated sales discounts that have been incurred but not paid. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.
The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. The incremental cost to obtain contracts was not material.
Inventories and Cost of Goods Sold
Inventories are recorded at lower of cost or net realizable value. The Company accounts for inventory using the weighted average cost method. In addition to product cost, inventory costs include expenditures such as direct labor and certain supply and overhead expenses including in-bound shipping and handling costs incurred in bringing the inventory to its existing condition and location. Inventories are comprised primarily of raw materials, direct labor and overhead costs. Weighted average cost method is used to absorb raw materials, direct labor, and overhead into inventory. The Company reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical and forecasted demand, estimated shelf life of various raw materials and packaging, work in process and finished goods inventory, as well as the age of the inventory, among other factors.
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
On March 2, 2021, we terminated our revolving credit facility. In the year ended December 31, 2021, we incurred $0.3 million in interest expense related to our bank credit facilities. Upon termination of the revolving credit facility, unamortized debt issuance costs of $1.0 million associated with the revolving credit facility were written off as “Loss on extinguishment of debt,” which is included in “Other, net” in our consolidated statement of operations for the year ended December 31, 2021.
On March 5, 2021, we issued $1.0 billion aggregate principal amount of Convertible Notes and on March 16, 2021, we issued $150.0 million aggregate principal amount of Additional Notes. The proceeds from the issuance of the Notes were approximately $1.0 billion, net of capped call transaction costs of $84.0 million and debt issuance costs totaling $23.6 million. See Note 7, Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report. The Notes do not bear regular interest, and the principal amount of the Notes do not accrete. However, special interest and additional interest may accrue on the Notes at a rate per annum not exceeding 0.50% (subject to certain exceptions) upon the occurrence of certain events relating to the failure to file certain SEC reports or to remove certain restrictive legends from the Notes.
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
During the year ended December 31, 2022, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $3.1 million, or a decrease of approximately $3.1 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials. As of December 31, 2022, we had a multi-year sales agreement with Roquette which expires in December 2023. See Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location's functional currency. Our foreign entities use their local currency as the functional currency. For these entities, we translate net assets into U.S. dollars at period end exchange rates, while revenue and expense accounts are translated at average exchange rates prevailing during the periods being reported. Resulting currency translation adjustments are included in “Accumulated other comprehensive income” and foreign currency transaction gains and losses are included in “Other, net.” Transaction gains and losses on long-term intra-entity transactions are recorded as a component of “Other comprehensive loss.” Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations.
Our foreign exchange risk is primarily related to our intercompany balances denominated in various foreign currencies. We have exposure to the European Euro and the Chinese Yuan. Unrealized translation losses, net of tax, reported as cumulative translation adjustments through “Other comprehensive loss” were $4.2 million and $2.3 million for the years ended December 31, 2022 and 2021, respectively. Foreign currency transaction losses included in “Other, net” were $4.9 million and $0.2 million, respectively, in the years ended December 31, 2022 and 2021.
Based on the intercompany balances as of December 31, 2022, an assumed 5% or 10% adverse change to foreign exchange rates would result in a loss of approximately $4.4 million or $8.8 million, respectively, recorded in “Other, net.”
Inflation Risk
Although we have seen inflation in certain raw materials, and in the cost of logistics and labor, we do not believe that inflation has had a material effect on the costs of our inputs to date. Although difficult to quantify, we believe inflation is likely having an adverse effect on our end customers’ ability to purchase our products, resulting in decreased sales. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition. For additional information, see Risk Factors—Risks Related to Our Business—Inflationary price pressures of raw materials, labor, transportation, fuel or other inputs used by us and our suppliers, including the effects of rising interest rates, could negatively impact our business and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Beyond Meat, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Beyond Meat, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Inventory — Provision for Excess and Obsolete Inventory — Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
The Company accounts for inventory using the weighted average cost method and records inventory at the lower of cost or net realizable value.

The inventory balance as of December 31, 2022, was $235.7 million. The provision for excess and obsolete inventory recorded as of December 31, 2022, was $17.8 million. The determination of the provision to be recorded for excess and obsolete inventory requires management to evaluate historical demand for and the age of existing inventory quantities on hand, as well as make significant estimates and assumptions regarding forecasts of future demand for the Company’s products and the shelf life of various raw materials and packaging, work in process, and finished goods.
We identified the provision for excess and obsolete inventory as a critical audit matter because of the high degree of auditor judgment and effort required when performing audit procedures to evaluate management’s estimates and assumptions described above due to their subjective nature.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the provision for excess and obsolete inventory included the following, among others:
• We obtained an understanding of the process and assumptions used by management to determine the provision for excess and obsolete inventory.
• We evaluated the appropriateness of key inputs supporting management's estimate, including historical demand levels, the age of existing quantities on hand, forecasts of future demand, and shelf life.
• We evaluated trends in the recorded inventory balance and inventory turnover ratio.
• We tested the mathematical accuracy of management's key calculations supporting the provision recorded.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 1, 2023

We have served as the Company's auditor since 2015.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$309,922	$733,294
Accounts receivable, net	34,198	43,806
Inventory	235,696	241,870
Prepaid expenses and other current assets	20,700	33,078
Assets held for sale	5,943	—
Total current assets	606,459	1,052,048
Restricted cash	12,627	—
Property, plant, and equipment, net	257,002	226,489
Operating lease right-of-use assets	87,595	26,815
Prepaid lease costs, non-current	85,472	59,188
Other non-current assets, net	10,744	6,836
Investment in unconsolidated joint venture	2,325	8,023
Total assets	$1,062,224	$1,379,399
Liabilities and stockholders’ (deficit) equity:
Current liabilities:
Accounts payable	$55,300	$69,040
Current portion of operating lease liabilities	3,812	4,458
Accrued expenses and other current liabilities	16,729	20,691
Total current liabilities	$75,841	$94,189
Long-term liabilities:
Convertible senior notes, net	$1,133,608	$1,129,674
Operating lease liabilities, net of current portion	55,854	22,599
Finance lease obligations and other long term liabilities	469	442
Total long-term liabilities	$1,189,931	$1,152,715
Commitments and contingencies (Note 10)
Stockholders’ (deficit) equity:
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	$—	$—
Common stock, par value $0.0001 per share—500,000,000 shares authorized at December 31, 2022 and 2021; 63,773,982 and 63,400,899 shares issued and outstanding at December 31, 2022 and 2021, respectively	6	6
Additional paid-in capital	544,357	510,014
Accumulated deficit	(743,109)	(376,972)
Accumulated other comprehensive loss	(4,802)	(553)
Total stockholders’ (deficit) equity	$(203,548)	$132,495
Total liabilities and stockholders’ (deficit) equity	$1,062,224	$1,379,399
The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Net revenues	$418,933	$464,700	$406,785
Cost of goods sold	442,676	347,419	284,510
Gross (loss) profit	(23,743)	117,281	122,275
Research and development expenses	62,264	66,946	31,535
Selling, general and administrative expenses	239,505	209,474	133,655
Restructuring expenses	17,259	15,794	6,430
Total operating expenses	319,028	292,214	171,620
Loss from operations	(342,771)	(174,933)	(49,345)
Other expense, net:
Interest expense	(3,966)	(3,648)	(2,576)
Other, net	(420)	(487)	(759)
Total other expense, net	(4,386)	(4,135)	(3,335)
Loss before taxes	(347,157)	(179,068)	(52,680)
Income tax expense	32	60	72
Equity in losses of unconsolidated joint venture	18,948	2,977	—
Net loss	$(366,137)	$(182,105)	$(52,752)
Net loss per share available to common stockholders—basic and diluted	$(5.75)	$(2.88)	$(0.85)
Weighted average common shares outstanding—basic and diluted	63,622,432	63,172,368	62,290,445
The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2022	2021	2020

Net loss	$(366,137)	$(182,105)	$(52,752)
Other comprehensive loss, net of tax:
Foreign currency translation (loss) gain, net of tax	(4,249)	(2,301)	1,748
Comprehensive loss, net of tax	$(370,386)	$(184,406)	$(51,004)
The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2019	61,576,494	$6	$526,199	$(142,115)	$—	$384,090
Net loss	—	—	—	(52,752)	—	(52,752)
Issuance of common stock under equity incentive plans, net	1,243,857	—	6,732	—	—	6,732
Share-based compensation for equity classified awards	—	—	27,279	—	—	27,279
Foreign currency translation adjustment	—	—	—	—	1,748	1,748
Balance at December 31, 2020	62,820,351	$6	$560,210	$(194,867)	$1,748	$367,097
Net loss	—	—	—	(182,105)	—	(182,105)
Issuance of common stock under equity incentive plans, net	580,548	—	5,055	—	—	5,055
Share-based compensation for equity classified awards	—	—	28,699	—	—	28,699
Purchase of capped calls related to convertible senior notes	—	—	(83,950)	—	—	(83,950)
Foreign currency translation adjustment	—	—	—	—	(2,301)	(2,301)
Balance at December 31, 2021	63,400,899	$6	$510,014	$(376,972)	$(553)	$132,495
Net loss	—	—	—	(366,137)	—	(366,137)
Issuance of common stock under equity incentive plans, net	373,083	—	486	—	—	486
Share-based compensation for equity classified awards	—	—	33,857	—	—	33,857
Foreign currency translation adjustment	—	—	—	—	(4,249)	(4,249)
Balance at December 31, 2022	63,773,982	$6	$544,357	$(743,109)	$(4,802)	$(203,548)
The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(366,137)	$(182,105)	$(52,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,582	21,663	13,299
Non-cash lease expense	5,167	3,418	2,341
Share-based compensation expense	33,857	27,698	27,279
Loss on sale of fixed assets	486	199	222
Amortization of debt issuance costs	3,934	3,322	256
Loss on extinguishment of debt	—	1,037	1,538
Equity in losses of unconsolidated joint venture	18,948	2,977	—
Unrealized loss on foreign currency transactions	5,106	—	—
Net change in operating assets and liabilities:
Accounts receivable	9,063	(8,463)	4,516
Inventories	2,572	(122,666)	(38,863)
Prepaid expenses and other assets	11,595	(21,414)	(9,699)
Accounts payable	(10,826)	21,665	16,027
Accrued expenses and other current liabilities	(7,148)	13,961	(1,965)
Prepaid lease costs, non-current	(55,110)	(59,188)	—
Operating lease liabilities	(4,333)	(3,474)	(2,194)
Net cash used in operating activities	$(320,244)	$(301,370)	$(39,995)

Cash flows from investing activities:
Purchases of property, plant and equipment	$(70,475)	$(135,961)	$(57,696)
Asset acquisition	—	—	(15,482)
Purchases of property, plant and equipment held for sale	(2,821)	—	(2,288)
Proceeds from note receivable on assets previously held for sale	—	—	599
Payments for investment in joint venture	(13,250)	(11,000)	—
Payment of security deposits	(981)	(518)	(33)
Net cash used in investing activities	$(87,527)	$(147,479)	$(74,900)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	—	50,000
Proceeds from issuance of convertible senior notes	—	1,150,000	—
Purchase of capped calls related to convertible senior notes	—	(83,950)	—
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended December 31,
	2022	2021	2020
Debt issuance costs	—	(23,605)	(1,224)
Debt extinguishment costs	—	—	(1,200)
Repayment of revolving credit facility	—	(25,000)	(25,000)
Repayment of revolving credit line	—	—	(6,000)
Repayment of term loan	—	—	(20,000)
Repayment of equipment loan	—	—	(5,000)
Principal payments under finance lease obligations	(210)	(177)	(70)
Proceeds from exercise of stock options	1,626	8,135	9,007
Payments of minimum withholding taxes on net share settlement of equity awards	(1,140)	(3,081)	(2,275)
Net cash provided by (used in) financing activities	$276	$1,022,322	$(1,762)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(407,495)	$573,473	$(116,657)
Cash, cash equivalents and restricted cash at the beginning of the period	733,294	159,127	275,988
Effect of exchange rate changes on cash	(3,250)	694	(204)
Cash, cash equivalents and restricted cash at the end of the period	$322,549	$733,294	$159,127

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$10	$348	$2,564
Taxes	$38	$(10)	$18
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$3,507	$5,239	$10,719
Operating lease right-of-use assets obtained in exchange for lease liabilities	$37,245	$16,701	$4,706
Reclassification of pre-paid lease costs to operating lease right-of-use assets	$29,000	$—	$—
Non-cash addition to financing leases	$280	$580	$—
Note receivable from sale of assets held for sale	$—	$—	$4,558
Reclassification of other current liability to additional paid-in capital in connection with the share-settled obligation	$—	$2,535	$—
(concluded)
The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. Introduction
The Company
Beyond Meat, Inc., a Delaware corporation (including its subsidiaries unless the context otherwise requires, the “Company”), is a leading plant-based meat company offering a portfolio of revolutionary plant-based meats. The Company builds meat directly from plants, an innovation that enables consumers to experience the taste, texture and other sensory attributes of popular animal-based meat products while enjoying the nutritional and environmental benefits of eating the Company’s plant-based meat products. The Company’s brand promise, “Eat What You Love,” represents a strong belief that there is a better way to feed our future and that the positive choices we all make, no matter how small, can have a great impact on our personal health and the health of our planet. By shifting from animal-based meat to plant-based meat, we can positively impact four growing global issues: human health, climate change, constraints on natural resources and animal welfare.
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
In Jiaxing, China, the Company leases a manufacturing facility, where it produces its woven protein and houses end-to-end production. Renovations in the leased facility were substantially completed and trial production began in the first quarter of 2021. In the second quarter of 2021, several commercial trials of certain of the Company’s manufacturing processes were completed. Following the successful qualification of extrusion production capabilities in the third quarter of 2021 and the completion of International Food Safety System Certification (FSSC) 22000 and ISA Halal certification in the fourth quarter of 2021, the facility completed commercialization of end-to-end production at the end of 2021. In the fourth quarter of 2021, the Company also leased a facility in Shanghai, China, which is used as a local research and development facility to support the Company’s local manufacturing operations. In addition to its own production facilities, the Company uses co-manufacturers in various locations in the United States, Canada, the Netherlands and China.
In the third quarter of 2021, the Company completed the purchase of a facility in Columbia, Missouri, which is used primarily for warehousing and dry blending (ingredient handling). In the third quarter of 2021, the Company also assumed an operating lease for a building in Commerce, California to house its commercialization center. Subsequent to the year ended December 31, 2022, on February 14, 2023, the Company terminated this lease.
In addition to leasing its corporate headquarters and other general office space in El Segundo, California, the Company also leases a facility for its former Manhattan Beach Project Innovation Center in El Segundo, California.
On January 14, 2021, the Company entered into a lease agreement to house its corporate headquarters, lab and innovation space in El Segundo, California. In 2022, upon completion of the Phase1-A of the new

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

campus facility in El Segundo, the Company moved its Innovation team from the Manhattan Beach Project Innovation Center to the new campus facility.
The Company sells to a variety of customers in the retail and foodservice channels throughout the United States and internationally primarily through distributors who purchase, store, sell, and deliver the Company’s products. In addition, the Company sells directly to customers in the retail and foodservice channels who handle their own distribution.
As of December 31, 2022, approximately 84% of the Company’s assets were located in the United States.
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
COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The global spread and unprecedented impact of COVID-19 continues to create significant volatility, uncertainty and economic disruption. The Company’s operations and its financial results including net revenues, gross profit, gross margin and operating expenses were negatively impacted by COVID-19 in 2020, 2021 and, to a lesser extent, 2022. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), the impact of variants of the virus that causes COVID-19, the wide distribution and public acceptance of COVID-19 vaccines, labor needs at the Company as well as in the supply chain and at customers, compliance with government or employer COVID-19 vaccine mandates and the resulting impact on available labor, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business, results of operations, financial condition or liquidity. Future events and effects related to the COVID-19 pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts.
Emerging Growth Company Status
Upon the completion of the Company’s IPO, the Company elected to be an Emerging Growth Company (“EGC”), as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). Effective December 31, 2020, the Company lost its EGC status and is now categorized as a Large Accelerated Filer based upon the current

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

market capitalization of the Company according to Rule 12b-2 of the Exchange Act. As a result, the Company must comply with all financial disclosure and governance requirements applicable to Large Accelerated Filers.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated. Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the current year presentation.
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
Comprehensive Loss
Comprehensive loss includes unrealized gains (losses) on the Company’s foreign currency translation adjustments for the years ended December 31, 2022, 2021 and 2020. Income taxes on the unrealized losses are not material.
Convertible Senior Notes
On March 5, 2021, the Company issued $1.0 billion aggregate principal amount of its 0% Convertible Senior Notes due 2027 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. On March 12, 2021, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $150.0 million aggregate principal amount of the Company’s

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

0% Convertible Senior Notes due 2027 (the “Additional Notes”, and together with the Convertible Notes, the “Notes”), and such Additional Notes were issued on March 16, 2021. See Note 7. The Company accounts for the Notes under Accounting Standards Update (“ASU”) No. 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity” (ASU 2020-06”), which the Company early adopted in the first quarter of 2021 concurrent with the issuance of the Notes. The Company records the Notes in “Long-term liabilities” at face value net of issuance costs. If any of the conditions to the convertibility of the Notes is satisfied, or the Notes become due within one year, then the Company may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability.
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
Issuance Costs
Issuance costs related to the Notes offering were capitalized and offset against proceeds from the Notes. Issuance costs consist of legal and other costs related to the issuance of the Notes and are amortized to interest expense over the term of the Notes. Total issuance costs capitalized in the year ended December 31, 2021 were approximately $23.6 million, of which none remained unpaid as of December 31, 2021. There were $16.4 million and $20.3 million in unamortized issuance costs related to the Notes as of December 31, 2022 and 2021, respectively.
Foreign Currency
The Company’s foreign entities use their local currency as the functional currency. For these entities, the Company translates net assets into U.S. dollars at period end exchange rates, while revenue and expense accounts are translated at average exchange rates prevailing during the periods being reported. Resulting currency translation adjustments are included in “Accumulated other comprehensive income” and foreign currency transaction gains and losses are included in “Other, net.” Transaction gains and losses on long-term intra-entity transactions are recorded as a component of “Other comprehensive loss.” Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact the Company’s results of operations.
Foreign currency translation loss, net of tax, reported as cumulative translation adjustments through “Other comprehensive loss” was $4.2 million and $2.3 million, respectively, in the years ended December 31, 2022 and 2021.
Realized and unrealized foreign currency transaction (losses) gains included in “Other, net” were $(4.9) million, $(0.2) million and $0.2 million, respectively, in the years ended December 31, 2022, 2021 and 2020.

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
The Company had no financial instruments measured at fair value on a recurring basis as of December 31, 2020, other than the liability classified share-settled obligation to one of the Company’s executive officers (see Note 9) which represented a Level 1 financial instrument. The executive officer separated from the Company effective August 27, 2021. As a result, the fourth quarterly tranche of the liability classified share-settled obligation was not earned and canceled. As of December 31, 2022 and 2021 no liability remained for this liability classified share-settled obligation.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 in the years ended December 31, 2022, 2021 or 2020.
Cash and Cash Equivalents
The Company maintains cash balances at three financial institutions in the United States. The cash balances may, at times, exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation or FDIC up to $250,000. The Company considers all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents. Cash equivalents include approximately 86% in money market accounts with approximately 10% in demand deposits and 4% in restricted cash.
Restricted Cash
Restricted cash includes cash held as collateral for a stand-alone letter of credit agreement related to normal business transactions. This agreement requires the Company to maintain a specified amount of cash as collateral in a segregated account to support the letter of credit issued thereunder.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The Company had $1.4 million and $1.3 million allowance for doubtful accounts as of December 31, 2022 and 2021, respectively.
Inventories and Cost of Goods Sold
Inventories are recorded at lower of cost or net realizable value. The Company accounts for inventory using the weighted average cost method. In addition to product cost, inventory costs include expenditures such as direct labor and certain supply and overhead expenses including in-bound shipping and handling costs incurred in bringing the inventory to its existing condition and location. Inventories are comprised primarily of raw materials, direct labor and overhead costs. Weighted average cost method is used to absorb raw materials, direct labor, and overhead into inventory. The Company reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical and forecasted demand, estimated shelf life of various raw materials and packaging, work in process and finished goods inventory, as well as the age of the inventory, among other factors.
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
Impairment of Long-Lived Assets
Long-lived assets, including property and equipment, are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. When events or circumstances indicate that impairment may be present, management evaluates

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

the probability that future undiscounted net cash flows received will be less than the carrying amount of the asset. If projected future undiscounted cash flows are less than the carrying value of an asset, then such assets are written down to their fair values. The Company concluded that no long-lived assets were impaired during the fiscal years ended December 31, 2022, 2021 and 2020.
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
With respect to uncertain tax positions, the Company recognizes in its financial statements those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense. See Note 11.
Leases
The Company leases certain equipment used for research and development and operations under both finance and operating lease agreements. An asset and a corresponding liability for the finance lease obligations are established for the cost of a finance lease. Finance lease assets are included in “Property, plant and equipment, net” in the Company’s consolidated balance sheets.
Operating leases include lease arrangements for the Company’s corporate offices, the new Campus Lease (see Note 4), the former Manhattan Beach Project Innovation Center, manufacturing facilities, warehouses, vehicles and, to a lesser extent, equipment. Operating leases with a term greater than one year are recorded on the consolidated balance sheets as operating lease right-of-use assets and operating lease liabilities at the commencement date. Operating lease assets represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments arising from the lease.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

When the Company purchases property that it was previously leasing under an operating lease, the Company de-recognizes the right-of-use asset and lease liability and recognizes the difference between the purchase price and the carrying amount of the lease liability immediately before the purchase as an adjustment to the carrying value of the asset. The Company allocates the purchase price to the assets acquired based upon their relative values.
Contingencies
The Company is subject to a range of claims, lawsuits, and administrative proceedings that arise in the ordinary course of business. The Company accrues a liability (which amount includes litigation costs expected to be incurred) and charges operations for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated, in accordance with the recognition criteria of the Financial Accounting Standards Board (“FASB”) ASC 450, Contingencies. Estimating liabilities and costs associated with these matters require significant judgment based upon the professional knowledge and experience of management and its legal counsel. See Note 10.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which, along with subsequent ASUs, amended the existing accounting standards for revenue recognition (“Topic 606”). This guidance is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to receive when products are transferred to customers. ASU 2014-09 was effective for the Company beginning January 1, 2019. The majority of the Company’s contracts with customers generally consist of a single performance obligation to transfer promised goods. Based on the Company’s evaluation and review of its contracts with customers, the timing and amount of revenue recognized based on ASU 2014-09 is consistent with the Company’s revenue recognition policy under previous guidance. The Company has therefore concluded that the adoption of ASU 2014-09 did not have a material impact on its financial position, results of operations, or cash flows.
The Company’s revenues are generated through sales of its products to distributors or customers. Revenue is recognized at the point in which the performance obligation under the terms of a contract with the customer have been satisfied and control has transferred. The Company’s performance obligation is typically defined as the accepted purchase order or the contract with the customer which requires the Company to deliver the requested products at agreed upon prices at the time and location of the customer’s choice. The Company generally does not offer warranties or a right to return on the products it sells except in the instance of a product recall or other limited circumstances.
Revenue is measured as the amount of consideration the Company expects to receive in exchange for fulfilling the performance obligation. Sales and other taxes the Company collects concurrent with the sale of products are excluded from revenue. The Company's normal payment terms vary by the type and location of its customers and the products offered. The time between invoicing and when payment is due is not significant. None of the Company's customer contracts as of December 31, 2022 contains a significant financing component.
The Company routinely offers sales discounts and promotions through various programs to its customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. Provision for discounts and incentives are recorded in the same period in which the related revenues are recognized. At the end of each accounting period, the Company recognizes a contra asset to accounts receivable for estimated sales discounts that have been incurred but not paid which totaled $4.6 million and $3.6 million as of December 31, 2022 and 2021, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. The incremental cost to obtain contracts was not material.
Presentation of Net Revenues by Channel
The following table presents the Company’s net revenues by channel:

	Year Ended December 31,
	2022	2021	2020
(in thousands)
U.S.:
Retail	$234,744	$243,360	$264,111
Foodservice	69,289	76,475	60,763
U.S. net revenues	304,033	319,835	324,874
International:
Retail	60,907	81,483	36,472
Foodservice	53,993	63,382	45,439
International net revenues	114,900	144,865	81,911
Net revenues	$418,933	$464,700	$406,785

One distributor accounted for approximately 12% of the Company’s gross revenues in 2022; two distributors accounted for approximately 12% and 11% of the Company’s gross revenues in 2021; and one customer accounted for approximately 13% of the Company’s gross revenues in 2020. No other distributor or customer accounted for more than 10% of the Company’s gross revenues in 2022, 2021 or 2020.
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
Nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method. The nonvested restricted stockholders are entitled to participate in dividends declared on common

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

stock as if the shares were fully vested and hence nonvested restricted stock shares are deemed to be participating securities. Under the two-class method, net income, but not net loss, available to nonvested restricted stockholders is excluded from net income available to common stockholders for purposes of calculating basic and diluted EPS. Net loss available to common stockholders is not allocated to unvested restricted stock as the holders of unvested restricted stock do not have a contractual obligation to share in losses. In periods when the Company records net loss, all potential common shares are excluded in the computation of EPS because their inclusion would be anti-dilutive. See Note 12.
Prepaid Expenses
Prepaid expenses primarily include prepaid insurance and other prepaid vendor costs, which are expensed in the period to which they relate.
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
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses are primarily comprised of selling, marketing expenses and administrative expenses, including personnel and related expenses, share-based compensation, outbound shipping and handling costs, non-manufacturing lease expense, depreciation and amortization expense on non-manufacturing and non-research and development assets, consulting fees and other non-production operating expenses. Marketing and selling expenses include advertising costs, share-based compensation awards to brand ambassadors, costs associated with consumer promotions, product donations, product samples and sales aids incurred to acquire new customers, retain existing customers and build brand awareness. Administrative expenses include expenses related to management, accounting, legal, IT and other office functions. Advertising costs are expensed as incurred. Advertising costs in the years ended December 31, 2022, 2021 and 2020 were $20.6 million, $12.1 million and $0.3 million, respectively. Non-advertising related components of the Company’s total marketing expenditures primarily include costs associated with consumer promotions, product sampling and sales aids, which are also included in SG&A.
Shipping and Handling Costs
The Company does not bill its distributors or customers shipping and handling fees. The Company’s products are predominantly shipped to its distributors or customers as “FOB Destination,” with control of the products transferred to the customer at the destination. In-bound shipping and handling costs incurred in manufacturing a product are included in inventory and reflected in cost of goods sold when the sale of that product is recognized. Outbound shipping and handling costs are considered as fulfillment costs and are recorded in SG&A expenses. Outbound shipping and handling costs included in SG&A expenses in 2022, 2021 and 2020 were $17.6 million, $19.1 million and $11.9 million, respectively.
Research and Development Expenses
Research and development costs, which includes enhancements to existing products and new product development, are expensed in the period incurred. Research and development expenses primarily consist of personnel and related expenses for the Company’s research and development staff, including salaries, benefits, bonuses, share-based compensation, scale-up expenses and depreciation and amortization expense on research and development assets, and facility lease costs. Research and development expenses in the years ended December 31, 2022, 2021 and 2020, were $62.3 million, $66.9 million and $31.5 million, respectively.

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
In addition, the Company estimates the expected impact of forfeited awards and recognizes share-based compensation cost only for those awards ultimately expected to vest. If actual forfeiture rates differ materially from the Company’s estimates, share-based compensation expense could differ significantly from the amounts the Company has recorded in the current period. The Company periodically reviews actual forfeiture experience and will revise its estimates, as necessary. The Company will recognize as compensation cost the cumulative effect of the change in estimated forfeiture rates on current and prior periods in earnings of the period of revision. As a result, if the Company revises its assumptions and estimates, the Company’s share-based compensation expense could change materially in the future. See Note 9.
Employee Benefit Plan
On January 1, 2017 the Company initiated a 401(k) retirement saving plan (“401-K Plan”) for the benefit of eligible employees. Under terms of this plan, eligible employees are able to make contributions of their wages on a tax-deferred basis. The Company has incurred $2.9 million, $1.5 million and $0.7 million in matching contribution to the 401-K Plan in 2022, 2021 and 2020, respectively.
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
Recently Adopted Accounting Pronouncements
None.
New Accounting Pronouncements
None.
Note 3. Restructuring
In May 2017, management approved a plan to terminate the Company’s exclusive supply agreement (the “Agreement”) with one of its co-manufacturers, due to non-performance under the Agreement and on May 23,

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

2017, the Company notified the co-manufacturer of its decision to terminate the Agreement. In accordance with the Company’s policy of reviewing long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, the Company determined that as of May 23, 2017, the date the Company notified the co-manufacturer of its decision to terminate the Agreement, the assets held in possession of the co-manufacturer were no longer recoverable. In 2022, 2021 and 2020, the Company recorded $17.3 million, $15.8 million and $6.4 million, respectively, in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. As of December 31, 2022 and 2021, the Company had $0.7 million and $2.7 million, respectively, in accrued unpaid liabilities associated with this contract termination. On October 18, 2022, the parties to this dispute entered into a confidential written settlement agreement and mutual release in connection with this matter. See Note 10 for further information.
Note 4. Leases
Leases are classified as either finance leases or operating leases based on criteria in ASC 842. The Company has operating leases for its corporate offices, the Campus Lease, its former Manhattan Beach Project Innovation Center, its manufacturing facilities, warehouses and vehicles, and to a lesser extent, certain equipment and finance leases. Such leases generally have original lease terms between 2 and 12 years, and often include one or more options to renew. Some leases also include early termination options, which can be exercised under specific conditions. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company does not have residual value guarantees or material restrictive covenants associated with its leases.
On January 14, 2021, the Company entered into the Campus Lease, a 12-year lease with two 5-year renewal options to house its corporate headquarters, lab and innovation space (the “Campus Headquarters”) in El Segundo, California. Although the Company is involved in the design of the tenant improvements of the Campus Headquarters, the Company does not have title or possession of the assets during construction. In addition, the Company does not have the ability to control the leased Campus Headquarters until each phase of the tenant improvements is complete. The Company contributed $55.1 million and $59.2 million in payments towards the construction of the Campus Headquarters in the year ended December 31, 2022 and 2021, respectively. These payments are initially recorded in “Prepaid lease costs, non-current” in the Company’s consolidated balance sheets and will ultimately be reclassified as a component of a right-of-use asset upon lease commencement for each phase of the lease. On September 15, 2022, the tenant improvements associated with Phase 1-A were completed, and the underlying asset was delivered to the Company. As such, upon commencement of Phase 1-A, the Company recognized a $64.1 million right-of-use asset, which included the reclassification of $27.7 million of the construction payments previously included in “Prepaid lease costs, non-current,” and a $36.6 million lease liability. Therefore, Phase 1-A of the Campus Lease is included in the tables below. The tables below also include the Company’s lease on the commercialization center in Commerce, California, which was terminated subsequent to the year ended December 31, 2022, on February 14, 2023.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Lease costs for operating and finance leases were as follows:

(in thousands)	Statement of Operations Location	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating lease cost:
Lease cost	Cost of goods sold	$1,688	$2,583
Lease cost	Research and development expenses	3,972	652
Lease cost	Selling, general and administrative expenses	1,430	961
Variable lease cost(1)	Cost of goods sold	204	40
Variable lease cost(1)	Research and development expenses	333	—
Variable lease cost(1)	Selling, general and administrative expenses	1,920	—
Operating lease cost		$9,547	$4,236
Short- lease cost:
Short-term lease cost	Cost of goods sold	$14	$—
Short-term lease cost	Research and development expenses	60	—
Short-term lease cost	Selling, general and administrative expenses	406	222
Short-term lease cost		480	222
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$203	177
Amortization of right-of use assets	Research and development expenses	4	$—
Interest on lease liabilities	Interest expense	22	$—
Finance lease cost		$229	$177
Total lease cost		$10,256	$4,635
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Supplemental balance sheet information related to leases are as follows:

(in thousands)	Balance Sheet Location	December 31, 2022	December 31, 2021
Assets
Operating leases	Operating lease right-of-use assets	$87,595	$26,815
Finance leases, net	Property, plant and equipment, net	688	615
Total lease assets		$88,283	$27,430

Liabilities
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$3,812	$4,458
Finance lease liabilities	Accrued expenses and other current liabilities	224	182
Long-term:
Operating lease liabilities	Operating lease liabilities, net of current portion	55,854	22,599
Finance lease liabilities	Finance lease obligations and other long-term liabilities	469	442
Total lease liabilities		$60,359	$27,681

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year, as of December 31, 2022:

	December 31, 2022
(in thousands)	Operating Leases	Finance Leases
2023	$7,027	$244
2024	7,193	209
2025	6,729	178
2026	6,612	72
2027	6,114	35
Thereafter	58,906	—
Total undiscounted future minimum lease payments	92,581	738
Less imputed interest	(32,915)	(45)
Total discounted future minimum lease payments	$59,666	$693

Weighted average remaining lease terms and weighted average discount rates were:

	December 31, 2022
	Operating Leases(1)	Finance Leases
Weighted average remaining lease term (years)	12.8	3.4
Weighted average discount rate	6.2%	3.6%

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note 5. Inventories
Major classes of inventory were as follows:

	December 31,
(in thousands)	2022	2021
Raw materials and packaging	$139,509	$129,974
Work in process	37,001	50,227
Finished goods	59,186	61,669
Total	$235,696	$241,870
The Company wrote off $22.6 million, $12.5 million and $10.8 million in excess and obsolete inventories and recognized that expense in cost of goods sold in its consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, respectively. The Company recorded $1.0 million, $0.8 million, and $0, respectively, in write down of inventory to lower of cost or net realizable value at December 31, 2022, 2021 and 2020.
Note 6. Property, Plant and Equipment
The Company records property, plant, and equipment at cost and includes finance lease assets in “Property, plant and Equipment, net” in its consolidated balance sheets. A summary of property, plant, and equipment as of December 31, 2022 and 2021, is as follows:

	December 31,
(in thousands)	2022	2021
Manufacturing equipment	$171,532	$115,412
Research and development equipment	16,948	16,837
Leasehold improvements	22,740	20,250
Building	22,675	22,937
Finance leases	1,093	867
Software	2,377	1,297
Furniture and fixtures	866	868
Vehicles	584	584
Land	5,446	5,434
Assets not yet placed in service	93,152	95,455
Total property, plant and equipment	$337,413	$279,941
Less: accumulated depreciation and amortization	80,411	53,452
Property, plant and equipment, net	$257,002	$226,489
Depreciation and amortization expense in 2022, 2021 and 2020 was $32.6 million, $21.7 million and $13.3 million, respectively. Of the total depreciation and amortization expense in 2022, 2021 and 2020, $28.0 million, $17.7 million and $10.1 million, respectively, were recorded in cost of goods sold, $4.0 million, $3.7 million and $3.1 million, respectively, were recorded in research and development expenses, and $0.6 million, $0.3 million and $0.1 million, respectively, were recorded in SG&A expenses, in the Company’s consolidated statements of operations.
The Company had $5.9 million and $0 in property, plant and equipment concluded to meet the criteria for assets held for sale as of December 31, 2022 and 2021, respectively. Amounts previously classified as assets held for sale were sold for amounts that approximated book value for which a note receivable of $3.8 million, net of payments received is included in “Other non-current assets, net” as of December 31, 2022.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note 7. Debt
The following is a summary of debt balances as of December 31, 2022 and December 31, 2021:

(in thousands)	December 31, 2022	December 31, 2021
0% Convertible senior notes	$1,150,000	$1,150,000
Debt issuance costs	(16,392)	(20,326)
Total debt outstanding	$1,133,608	$1,129,674
Less: current portion of long-term debt	—	—
Long-term debt	$1,133,608	$1,129,674
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
The total amount of debt issuance costs of $23.6 million was recorded as a reduction to “Convertible senior notes, net” in the consolidated balance sheet and are being amortized as interest expense over the term of the Notes using the effective interest method. During the years ended December 31, 2022 and December 31, 2021, the Company recognized $3.9 million and $3.3 million in interest expense related to the amortization of the debt issuance costs related to the Notes. The effective interest rate in both the years ended December 31, 2022 and December 31, 2021 was 0.3%.
The following is a summary of the Company’s Notes as of December 31, 2022:

(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
0% Convertible senior notes due on March 15, 2027	$1,150,000	$16,392	$1,133,608	$310,500	Level 2

The Notes are carried at face value less the unamortized debt issuance costs on the Company’s consolidated balance sheets. As of December 29, 2022, the estimated fair value of the Notes was approximately $310.5 million. The Notes are quoted on the Intercontinental Exchange and are classified as Level 2 financial instruments. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on December 29, 2022, the last business day of the period.
As of December 31, 2022, the remaining life of the Notes is approximately 4.2 years.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
Debt issuance costs associated with the credit facility were amortized as interest expense over the term of the loan. In the year ended December 31, 2021 debt issuance costs of $41,000, related to the Company’s prior revolving credit facility, were amortized to interest expense. In the year ended December 31, 2020 debt issuance costs of $0.3 million related to the Company’s prior revolving credit facility and equipment loan were amortized to interest expense.
In the years ended December 31, 2022, 2021 and 2020, the Company recorded $0, $0.3 million, and $2.1 million, respectively, in interest expense related to its bank credit facilities.
Note 8. Stockholders’ (Deficit) Equity
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
As of December 31, 2022, the Company had 63,773,982 shares of common stock issued and outstanding. As of December 31, 2021, the Company had 63,400,899 shares of common stock issued and outstanding.
The Company has not declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of its capital stock.
Note 9. Share-Based Compensation
In 2019, the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) was amended, restated and re-named the 2018 Equity Incentive Plan (“2018 Plan”). The shares available for issuance under the 2011 Plan were added to the shares reserved for issuance under the 2018 Plan.
The 2018 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units, and performance shares to the Company’s employees, directors, and consultants. As of December 31, 2022, the maximum aggregate number of shares that may be issued under the 2018 Plan was 20,915,919 shares of the Company’s common stock. In addition, the number of shares reserved for issuance under the 2018 Plan will be increased automatically on the first day of each fiscal year beginning with the 2020 fiscal year, by a number equal to the least of: (i) 2,144,521 shares; (ii) 4.0% of the shares of common stock outstanding on the last day

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

of the prior fiscal year; or (iii) such number of shares determined by the Company’s Board of Directors. As of January 1, 2023, the maximum aggregate number of shares that may be issued under the 2018 Plan increased to 23,060,440 shares.
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
The following table summarizes the shares available for grant under the 2018 Plan:

Shares Available for Grant
Balance - December 31, 2021	6,515,807
Authorized	2,144,521
Granted	(1,943,701)
Shares withheld to cover taxes	40,795
Forfeited	1,091,410
Balance - December 31, 2022	7,848,832

As of December 31, 2022 and 2021, there were 3,999,933 and 3,956,364 shares, respectively, issuable under stock options outstanding, 993,313 and 608,175 shares, respectively, issuable under unvested RSUs outstanding, and 8,145,769 and 7,730,884 shares, respectively, issued for stock option exercises and RSU settlement.
Stock Options
Following are the assumptions used in the Black-Scholes valuation model for options granted during the periods shown below:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	2.3%	1.4%	1.3%
Average expected term (years)	7.0	7.0	7.0
Expected volatility	55.0%	55.7%	55.0%
Dividend yield	—	—	—
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
Option grants to new and continuing employees in 2022, and to new employees in 2021 and 2020, generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period, subject to continued employment through the vesting date. Option grants to continuing employees in 2021 and 2020 generally vest monthly over a 48-month period, subject to continued employment through the vesting date. Option grants to certain continuing employees in 2021 vest every six months over two years, subject to continued employment through the vesting date. An option grant to one executive officer in 2021 vested over three months from the vesting commencement date.
The following table summarizes the Company’s stock option activity during the period from December 31, 2019 through December 31, 2022:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2019	5,170,976	$14.28	7.5	$329,879
Granted	268,193	$99.74	—	$—
Exercised	(1,163,374)	$7.75	—	$132,935
Canceled/Forfeited	(57,517)	$37.14	—	$—
Outstanding at December 31, 2020	4,218,278	$21.2	6.6	$443,595
Granted	475,520	$91.42	—	$—
Exercised	(485,016)	$16.76	—	$51,901
Canceled/Forfeited	(252,418)	$70.41	—	$—
Outstanding at December 31, 2021	3,956,364	$27.04	5.9	$180,302
Granted	841,630	$38.93	—	$—
Exercised	(223,175)	$7.28	—	$7,026
Canceled/Forfeited	(574,886)	$62.29	—	$—
Outstanding at December 31, 2022	3,999,933	$25.58	5.3	$20,712
Vested and exercisable at December 31, 2022	3,138,890	$19.56	4.3	$20,712
Vested and expected to vest at December 31, 2022	3,789,166	$24.40	5.0	$20,712
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

During the years ended December 31, 2022, 2021 and 2020, the Company recorded in aggregate $14.5 million, $13.3 million and $13.1 million, respectively, of share-based compensation expense related to options. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s consolidated statements of operations.
As of December 31, 2022, there was $15.2 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over a weighted average vesting period of 1.2 years.
Restricted Stock Units
RSU grants to new employees in the year ended December 31, 2022 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award, subject to continued employment through the vesting date. RSU grants to certain continuing employees in the year ended December 31, 2022 vest 50% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining four quarters of the award, subject to continued employment through the vesting date. RSU grants to certain continuing employees in the year ended December 31, 2022 vest 25% of the total award each quarter over four quarters, subject to continued employment through the vesting date. An RSU grant to one executive officer in the year ended December 31, 2022 vested 100% over three months from the vesting commencement date.
RSU grants to new employees in the years ended December 31, 2021 and 2020 vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award, subject to continued employment through the vesting date. RSU grants in the year ended December 31, 2021 include fully vested RSUs granted to an executive officer issued in settlement of the obligation discussed below under Share-Settled Obligation. RSU grants to continuing employees in the year ended December 31, 2021 and 2020 generally vest quarterly over 16 quarters, subject to continued employment through the vesting date. In the year ended December 31, 2021, one RSU grant granted to continuing employees vests every 6 months over a two-year period, subject to continued employment through the vesting date. RSU grants to two executive officers in the year ended December 31, 2022 vest quarterly over four and eight quarters, respectively, subject to continued employment through the vesting date.
Annual RSU grants to directors on the Company’s Board of Directors (the “Board”) in 2022, 2021 and 2020 vest monthly over a one-year period and RSU grants to new directors on the Board vest monthly over a three-year period. RSU grants to consultants and non-employee brand ambassadors in 2022, 2021 and 2020 have a variety of different vesting schedules.
The following table summarizes the Company’s RSU activity from December 31, 2019 through December 31, 2022:

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2019	149,004	$132.73
Granted	244,752	$109.61
Vested	(99,970)	$127.71
Canceled/Forfeited	(17,797)	$—
Unvested at December 31, 2020	275,989	$114.99
Granted	562,909	$86.00
Vested	(120,599)	$123.10
Canceled/Forfeited	(110,124)	$—
Unvested at December 31, 2021	608,175	$89.00
Granted	1,102,071	$29.12
Vested	(200,932)	$88.20
Canceled/Forfeited	(516,001)	$—
Unvested at December 31, 2022	993,313	$35.98
During the years ended December 31, 2022, 2021 and 2020, the Company recorded in aggregate $19.4 million, $12.6 million and $9.8 million, respectively, of share-based compensation expense related to RSUs. The share-based compensation expense is included in cost of goods sold, research and development expense and SG&A expenses in the Company’s consolidated statements of operations.
As of December 31, 2022, there was $22.6 million in unrecognized compensation expense related to nonvested RSUs which is expected to be recognized over a weighted average vesting period of 1.1 years.
Share-Settled Obligation
Share-based compensation expense in 2021 and 2020 includes $1.5 million and $3.0 million, respectively, for a liability classified, share-settled obligation to an executive officer related to a sign-on award pursuant to the terms of the executive officer’s offer letter. The share-based compensation expense related to this share-settled obligation is included in SG&A expenses in the Company’s consolidated statements of operations. There was no share-based compensation expense related to the share-settled obligation in 2022.
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
In 2021, two quarterly tranches related to this obligation were earned, and the Company delivered to the executive officer 20,872 fully vested RSUs with a settlement date fair value of $2.5 million. The executive officer separated from the Company effective August 27, 2021. As a result, the fourth quarterly tranche was unearned and canceled. As of December 31, 2022, there was no accrued unrecognized compensation expense related to this share-settled obligation in “Accrued expenses and other current liabilities” in the Company’s consolidated balance sheet. Financing activities in the statement of cash flows for the years ended December 31, 2022, 2021 and 2020 includes $0, $2.5 million and $0, respectively, noncash reclassification of the share-settled obligation from “Other current liabilities” to “Additional paid-in capital.”

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Restricted Stock to Nonemployees
In 2022 and 2021, the Company issued no restricted stock.
The following table summarizes the Company’s restricted stock activity:

	Number of Shares of Restricted Stock	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2019	88,988	1.2	19.49
Granted	0	—	—
Vested/Released	(76,804)	—	19.97
Canceled/Forfeited	—	—	—
Unvested at December 31, 2020	12,184	0.3	20.02
Granted	—	—	—
Vested/Released	(12,184)	—	20.02
Canceled/Forfeited	—	—	—
Unvested at December 31, 2021	—	—	—
During the years ended December 31, 2022, 2021 and 2020, the Company recorded in aggregate $0, $0.2 million and $1.4 million, respectively, of share-based compensation expense related to restricted stock issued to nonemployee brand ambassadors, which is included in SG&A expenses in the Company’s consolidated statements of operations.
As of December 31, 2022, there was $0 in unrecognized compensation expense related to nonvested restricted stock.
Employee Stock Purchase Plan
On November 15, 2018, the Company’s Board of Directors adopted its 2018 Employee Stock Purchase Plan (“2018 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on April 30, 2019, the day immediately prior to the effectiveness of the registration statement filed in connection with the IPO. The 2018 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code (the “Code”) for U.S. employees. In addition, the 2018 ESPP authorizes grants of purchase rights that do not comply with Section 423 of the Code under a separate non-423 component for non-U.S. employees and certain non-U.S. service providers. As of December 31, 2022, the Company has reserved 2,412,585 shares of common stock for issuance under the 2018 ESPP. In addition, the number of shares reserved for issuance under the 2018 ESPP will be increased automatically on the first day of each fiscal year for a period of up to ten years, starting with the 2020 fiscal year, by a number equal to the least of: (i) 536,130 shares; (ii) 1.0% of the shares of common stock outstanding on the last day of the prior fiscal year; or (iii) such lesser number of shares determined by the Company’s Board of Directors. As of January 1, 2023, the maximum aggregate number of shares that may be issued under the 2018 ESPP increased to 2,948,715 shares. The 2018 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the 2018 ESPP.
Note 10. Commitments and Contingencies
Leases
On January 14, 2021, the Company entered into the Campus Lease with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), to house the Company’s Campus Headquarters.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Under the terms of the Campus Lease, the Company will lease an aggregate of approximately 282,000 rentable square feet in a portion of a building located at 888 Douglas Street, El Segundo, California, to be built out by the Landlord and delivered to the Company in multiple phases. During 2022, the tenant improvements associated with Phase 1-A were completed and the underlying asset was delivered to the Company. Therefore, the Company has recognized a right-of-use asset and lease liability for Phase 1-A in its consolidated balance sheet as of December 31, 2022. See Note 4. Aggregate payments towards base rent over the initial lease term associated with the remaining phases not yet delivered to the Company will be approximately $118.4 million.
Concurrent with the Company’s execution of the Campus Lease, as a security deposit, the Company delivered to the Landlord a letter of credit in the amount of $12.5 million which amount will decrease to: (i) $6.3 million on the fifth (5th) anniversary of the Rent Commencement Date (as defined in the Campus Lease); (ii) $3.1 million on the eighth (8th) anniversary of the Rent Commencement Date; and (iii) $0 in the event the Company receives certain credit ratings; provided the Company is not then in default of its obligations under the Campus Lease. The letter of credit is secured by a $12.6 million deposit reflected in the Company’s consolidated balance sheet as “Restricted cash” as of December 31, 2022.
China Investment and Lease Agreement
On September 22, 2020, the Company and its subsidiary, BYND JX, entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX has agreed to make certain investments in the JXEDZ in two phases of development, and the Company has agreed to guarantee certain repayment obligations of BYND JX under such agreement. In the year ended December 31, 2022 and 2021, the Company received $0 and $1.1 million, respectively, in subsidies from the JXEDZ Finance Bureau which is recorded in “Other, net” in the Company’s consolidated statement of operations.
During Phase 1, the Company agreed to invest $10.0 million as the registered capital of BYND JX in the JXEDZ through intercompany investment in BYND JX and BYND JX agreed to lease a facility in the JXEDZ for a minimum of two years. In connection with such agreement, BYND JX entered into a factory leasing contract with an affiliate of the JX Committee, pursuant to which BYND JX agreed to lease and renovate a facility in the JXEDZ and lease it for a minimum of two years. In the year ended December 31, 2022, the lease was amended to extend the term for an additional five years without rent escalation. In the fourth quarter of 2021, BYND JX leased an approximately 12,000 square foot facility in Shanghai, China, for a period of eight years, which is used as a local research and development facility to support the local manufacturing operations. As of December 31, 2022, the Company had invested $22.0 million as the registered capital of BYND JX and advanced $20.0 million to BYND JX.
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
The Planet Partnership
On January 25, 2021, the Company entered into TPP, a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. For the years ended December 31, 2022 and December 31, 2021, the Company recognized its share of the net losses in TPP in the amount of $18.9 million and $3.0 million, respectively. For the year ended December 31, 2021, the Company contributed its share of the investment in TPP, $11.0 million, which was increased to $24.3 million in the year ended December 31, 2022. See Note 2 and Note 13. Subsequent to the year ended December 31, 2022, the Company contributed an additional $3.3 million as its share of the additional investment in TPP.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

In the fourth quarter of 2022, the Company began taking steps to restructure certain contracts and operating activities related to Beyond Meat Jerky. Such activities are expected to continue through most of 2023.
Purchase Commitments
As of December 31, 2022, the Company had committed to purchase pea protein inventory totaling $40.2 million in 2023.
On April 6, 2022, the Company entered into a co-manufacturing agreement (“Agreement”) with a co-manufacturer to manufacture various products for the Company. The Agreement includes a minimum order quantity commitment per month and an aggregate quantity over a 5-year term. For a portion of the contract term, if the minimum order for a month is not fulfilled, the Company may be assessed a fee per pound, which fee may be waived by the co-manufacturer upon reaching certain aggregate quantity limits.
The following table sets forth the schedule of the fees for the committed quantity under the Agreement.

(in thousands)	As of December 31, 2022
2023	$10,068
2024	11,820
2025	11,820
2026	11,820
2027	39,096
Total	$84,624
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
Consumer Class Actions Regarding Protein Claims

From May 31, 2022 through January 13, 2023, multiple putative class action lawsuits were filed against the Company in various federal and state courts alleging that the labeling and marketing of certain of the Company’s products is false and/or misleading under federal and/or various states’ laws. Specifically, each of these lawsuits allege one or more of the following theories of liability: (i) that the labels and related marketing of the challenged products misstate the quantitative amount of protein that is provided by each serving of the product; (ii) that the labels and related marketing of the challenged products misstate the percent daily value of protein that is provided by each serving of the product; and (iii) that the Company has represented that the challenged products are “all-natural,” “organic,” or contain no “synthetic” ingredients when they in fact contain methylcellulose, an allegedly synthetic ingredient. The named plaintiffs of each complaint seek to represent classes of nationwide and/or state-specific consumers, and seek on behalf of the putative classes damages,

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

restitution, and injunctive relief, among other relief. Additional complaints asserting these theories of liability are possible. Some lawsuits previously filed were voluntarily withdrawn or dismissed without prejudice; though they may be refiled.
On November 14, 2022, Beyond Meat filed a motion with the Judicial Panel on Multidistrict Litigation to transfer and consolidate all pending class actions. No party opposed the motion, and the Panel held oral argument on the motion on January 26, 2023. The Panel granted the motion on February 1, 2023, consolidating the pending class action lawsuits and transferring them to Judge Sara Ellis in the Northern District of Illinois for pre-trial proceedings. The initial status conference in the multidistrict litigation is set for March 3, 2023.
The Company intends to vigorously defend against all claims asserted in the complaints. Based on the Company’s current knowledge, the Company has determined that the amount of any material loss or range of any losses that is reasonably possible to result from these lawsuits is not estimable.
The active lawsuits are:
•Roberts v. Beyond Meat, Inc., No. 1:22-cv-02861 (N.D. Ill.) (filed May 31, 2022)
•Cascio v. Beyond Meat, Inc., No. 1:22-cv-04018 (E.D.N.Y.) (filed July 8, 2022)
•Miller v. Beyond Meat, Inc., No. 1:22-cv-06336 (S.D.N.Y.) (filed July 26, 2022)
•Garcia v. Beyond Meat, Inc., No. 4:22-cv-00297 (S.D. IA.) (filed September 9, 2022)
•Borovoy v. Beyond Meat, Inc., No. 1:22-cv-06302 (N.D. Ill.) (filed September 30, 2022 in DuPage Co., Ill.; removed on Nov. 10, 2022)
•Zakinov v Beyond Meat, Inc., No. 4:23-cv-00144 (SD TX) (filed January 13, 2023)

Securities Related Litigation

As previously reported by the Company in the 2021 10-K and on Form 10-Q for the fiscal quarter ended July 2, 2022 filed with the SEC on August 11, 2022, the parties have reached a settlement of the Weiner, Brink/Klein and Chew derivative actions. On April 8, 2022, the Company published notice of the preliminary approval and the proposed settlement in accordance with the Stipulation of Settlement. On April 18, 2022, the Company paid to escrow the $515,000 for Plaintiffs’ attorneys’ fees and costs and on April 19, 2022, the Company filed proof of notice with the Court. Plaintiffs filed their motion for final approval on June 13, 2022. On July 1, 2022, Plaintiffs filed a notice of non-objection, stating that they received no objections to the proposed settlement. The Final Approval Hearing was scheduled for July 11, 2022, but on July 7, 2022, the Court entered a Scheduling Notice and Order finding that Plaintiffs’ motion for final approval is appropriate for submission on the papers without oral argument. On September 27, 2022, the Court entered a Final Order and Judgment approving the settlement. The appeal period expired on October 27, 2022, which means that the settlement of these actions is now final. On October 31, 2022, plaintiff’s counsel in the Chew action, in accordance with the Stipulation of Settlement, filed a Joint Stipulation and [Proposed] Order to Dismiss Action with Prejudice, which was signed and entered by the Court on November 1, 2022.
Interbev
In October 2020, Interbev, a French trade association for the cattle industry sent a cease-and-desist letter to one of the Company’s contract manufacturers alleging that the use of “meat” and meat-related terms is misleading the French consumer. Despite the Company’s best efforts to reach a settlement, including a formal settlement proposal from the Company in March 2021, the association no longer responded. Instead, on March 13, 2022, the Company was served a summons by Interbev to appear before the Commercial Court of Paris. The summons alleges that the Company misleads the French consumer with references to e.g. “plant based

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

meat,” “plant based burger” and related descriptive names, and alleges that the Company is denigrating meat and meat products. The relief sought by Interbev includes (i) changing the presentation of Beyond Meat products to avoid any potential confusion with meat products, (ii) publication of the judgment of the court in the media, and (iii) damages of EUR 200,000. On October 12, 2022, the Company submitted its brief in defense. On February 1, 2023, the French trade association submitted updated pleadings to the Commercial Court. The association maintains its position that the Company is misleading the consumer, and additionally alleges that it is engaging in unlawful comparative advertising of its products with respect to meat and meat products. The relief sought is unchanged. The Company strongly disputes these claims and will defend its position with the utmost vigor. The litigation is expected to take at least 18 months in the first instance, and if the Court rules against the Company, it could disrupt the Company’s ability to market in France.
Decree prohibiting meat names
On June 29, 2022, France adopted a Decree implementing a prohibition of June 2020 on the use of denominations used for foodstuffs of animal origin to describe, market or promote foodstuffs containing plant proteins (“Decree”). The Decree prohibits the use of meat names (such as “sausage” or “meatballs”) for plant-based products, from its date of entry into force on October 1, 2022. On July 27, 2022, the French High Administrative Court issued a temporary and partial suspension of the execution of the Decree, in response to a motion filed by a French trade association. While the Court has not yet handed down a decision on the merits, the suspension indicates that it has serious doubts as to the substantive lawfulness of the Decree.
The Company does not believe that the Decree complies with the laws of the European Union (EU), and in particular the principle of free movement of goods, nor with French rules requiring laws to be clear and accessible. On October 21, 2022, the Company filed a request for annulment of the Decree before the French High Administrative Court. On November 16, 2022, the Company filed a voluntary intervention in the French trade association’s own application for annulment, to ensure that both the Company’s voice and strong EU law arguments are heard. On January 23, 2023, the French Ministry for the Economy responded to the Company’s request for annulment and intervention. The Ministry’s response makes clear that it will enforce the Decree as a blanket ban on the use of all meaty names for plant-based products in France. The Company maintains its position that the Decree is illegal under French and EU law, and will continue to fight the Decree with utmost vigor. A decision from the Court is expected sometime during 2023, and should the Court hold that the Decree is lawful, it could impact the Company’s ability to market in France, as it will need to take steps to amend its labels in line with the Decree.
The Company is involved in various other legal proceedings, claims, and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of such matters that are pending or asserted will have a material effect on its financial statements.
Note 11. Income Taxes
A reconciliation of loss before income taxes for domestic and foreign locations for the years ended December 31, 2022, 2021 and 2020 is as follows:

(in thousands)	Year Ended December 31,
	2022	2021	2020
United States	$(290,765)	$(155,810)	$(51,378)
Foreign	(56,392)	(23,258)	(1,302)
Loss before income taxes	$(347,157)	$(179,068)	$(52,680)

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The provision for income taxes was as follows:

(in thousands)	Year Ended December 31,
Current:	2022	2021	2020
Federal	$—	$—	$—
State	32	60	72
	$32	$60	$72

Deferred:
Federal	$—	$—	$—
State	—	—	—
	$—	$—	$—

Provision for income tax	$32	$60	$72
The Company has provided a 100% valuation allowance on its deferred tax assets. The provision for income taxes in 2022, 2021 and 2020 is primarily for taxes payable to the states.
A reconciliation of income tax expense from continuing operations to the amount computed by applying the statutory federal income tax rate to the net loss from continuing operations is summarized as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
U.S. income tax at federal statutory rate	$(72,902)	$(38,229)	$(11,063)
State income tax, net of federal benefits	(8,841)	(4,991)	(1,962)
Foreign rate differential	(2,536)	(985)	(54)
Share-based compensation	1,479	(4,932)	(21,007)
Research and development credits	(5)	(20)	(10)
Change in tax rates	204	(719)	2,989
Other	(2,807)	771	529
Change in valuation allowance	85,440	49,165	30,650
Provision for income tax	$32	$60	$72

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2022, and 2021 are shown below.

	December 31,
(in thousands)	2022	2021
Deferred Tax Assets:
Net operating loss (NOL)	$198,358	$128,006
Operating lease liability	20,659	—
Intangibles	7,189	1,308
Share-based compensation	8,746	4,584
Interest	—	388
Inventory reserve	3,757	2,139
Other	11,087	1,820
Total gross deferred tax assets	249,796	138,245

Deferred Tax liabilities:
Operating lease right-of-use assets	20,497	—
Property, plant and equipment	4,805	3,056
Total gross deferred tax liabilities	25,302	3,056

Valuation allowance	224,494	135,189
Net deferred tax assets (liabilities)	$—	$—
As of December 31, 2022 and 2021, management assessed the realizability of deferred tax assets and evaluated the need for an amount of a valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, “Income Taxes,” pursuant to which management analyzed all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized.
In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, it was concluded on a more-likely-than-not basis that certain deferred tax assets were not realizable as of December 31, 2022. Accordingly, a valuation allowance of $224.5 million has been recorded to offset these deferred tax assets. The change in valuation allowance for the year ended December 31, 2022 from 2021 was an increase of $89.3 million.
As of December 31, 2022, the Company has accumulated federal, state and foreign net operating loss carryforwards of approximately $744.5 million, $314.2 million and $84.1 million, respectively, of which approximately $652.7 million of the federal net operating losses and $84.9 million of the state net operating losses do not expire and the remaining federal, state and foreign tax loss carryforwards begin to expire in 2031, 2031 and 2025 respectively, unless previously utilized. As of December 31, 2021, the Company had accumulated federal, state and foreign net operating loss carryforwards of approximately $514.1 million, $201.7 million and $24.6 million, respectively.
Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company's net operating loss (NOLs) and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

completed a section 382 analysis through October 1, 2022 and concluded ownership changes occurred in 2011, 2013 and 2015. However, these ownership changes are not expected to result in a material limitation on future use of the Company’s NOLs and credit carryforwards generated prior to these ownership changes pursuant. Changes may have occurred in the fourth quarter of 2022 and may occur in the future that could limit the Company's ability to utilize tax attributes. Any adjustment to the Company's tax attributes as a result of such ownership changes will result in a corresponding decrease to the valuation allowance recorded against the Company's deferred tax assets.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Gross unrecognized tax benefits at the beginning of the year	$8,861	$5,399
Increases related to current year positions	1,465	3,462
Increases/Decreases related to prior year positions	—	—
Expiration of unrecognized tax benefits	—	—
Gross unrecognized tax benefits at the end of the year	$10,326	$8,861

As of December 31, 2022 and 2021, the Company had $9.4 million and $8.0 million, respectively, of unrecognized tax benefits from research and development tax credits, none of which, if recognized, would affect the Company’s effective tax rate.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2022, 2021, and 2020, interest and penalties recognized were insignificant. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months.
The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statute of limitations. The Company’s tax years from 2011 (inception) are subject to examination by the US federal, state and foreign tax authorities due to the carry forward of unutilized tax attributes.
With respect to the income of its foreign subsidiaries, the Company asserts the position that the undistributed earnings of its foreign subsidiaries are permanently invested in that jurisdiction. As a result, no additional income taxes have been provided on the possible repatriation of these earnings to the parent company. The Company does not have any unremitted earnings as of December 31, 2022.
The Tax Cuts and Jobs Act subjects a U.S. shareholder to tax on Global Intangible Low-taxes Income (“GILTI”) earned by certain foreign subsidiaries. Pursuant to the FASB Staff Q&A, Topic 740 No.5. Accounting for Global Intangible Low-taxed Income, the Company is allowed to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GIL TI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as period expense only. The Company has elected to account for GILTI in the year the tax is incurred.
Note 12. Net Loss Per Share Available to Common Stockholders (“EPS”)
The Company calculates basic and diluted net loss per share available to common stockholders in conformity with the two-class method required for companies with participating securities. Pursuant to ASU 2020-06, the Company applies the more dilutive of the if-converted method and the two-class method to its Notes. See Note 2.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Computation of EPS for the year ended December 31, 2022 and 2021 excludes the dilutive effect of 3,999,933 and 3,956,364 shares issuable under stock options, respectively, and 993,313 and 608,175 RSUs, respectively, because the Company incurred a net loss and their inclusion would have been antidilutive. Computation of EPS for the year ended December 31, 2020 also excludes adjustments under the two-class method relating to a liability classified, share-settled obligation to an executive officer to deliver a variable number of shares based on a fixed monetary amount because the shares to be delivered are not participating securities as they do not have voting rights and are not entitled to participate in dividends until they are issued. The share-settled obligation that was scheduled to vest in the third quarter of 2021 was canceled because the executive officer separated from the Company before the vest date and the award was not earned (see Note 9). Computation of net loss per share available to common stockholders for the years ended December 31, 2022 and 2021 also exclude the dilutive effect of the Notes because the Company recorded a net loss in each of the years ended December 31, 2022 and 2021, and their inclusion would be anti-dilutive. Computation of EPS for the year ended December 31, 2020 excludes the dilutive effect of 4,218,278 shares issuable under stock options because the Company incurred a net loss and their inclusion would have been antidilutive.

(in thousands, except share and per share amounts)	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss available to common stockholders	$(366,137)	$(182,105)	$(52,752)
Undistributed net income available to unvested restricted stockholders	—	—	—
Net loss available to common stockholders—basic	$(366,137)	$(182,105)	$(52,752)
Denominator:
Weighted average common shares outstanding—basic	63,622,432	63,172,368	62,290,445
Dilutive effect of shares issuable under stock options	—	—	—
Dilutive effect of RSUs	—	—	—
Dilutive effect of share-settled obligation	—	—	—
Dilutive effect of Notes, if converted(1)	—	—	—
Weighted average common shares outstanding—diluted	63,622,432	63,172,368	62,290,445
Net loss per share available to common stockholders—basic	$(5.75)	$(2.88)	$(0.85)
______________
(1) As the Company recorded a net loss in the years ended December 31, 2022 and 2021, inclusion of shares from the conversion premium or spread would be anti-dilutive. The Company had $1.2 billion and Notes outstanding during the year ended December 31, 2022 and 2021 and none during the year ended December 31, 2020.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Year Ended December 31,
	2022	2021	2020
Options to purchase common stock	3,999,933	3,956,364	4,218,278
Restricted stock units	993,313	608,175	275,989
Total	4,993,246	4,564,539	4,494,267

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note 13. Related Party Transactions
TPP
In connection with the Company’s investment in TPP, a joint venture with PepsiCo, Inc., the Company sells certain products directly to the joint venture. In the year ended December 31, 2022, the Company also entered into an agreement for a nonrefundable up-front fee associated with its manufacturing and supply agreement with TPP that will be recognized over the estimated term of the manufacturing and supply agreement. Net revenues earned from TPP included in U.S. retail channel net revenues were $33.5 million and $0 for the year ended December 31, 2022 and December 31, 2021, respectively.
Accounts receivable from TPP were $0.4 million and $0 at December 31, 2022 and December 31, 2021, respectively. Unrecognized revenue associated with the up-front fee charged to TPP as of December 31, 2022 was $2.0 million and included in "Accrued expenses and other current liabilities" in the Company's consolidated balance sheet as of December 31, 2022. There was no such balance as of December 31, 2021.
Seth Goldman
The Company entered into a consulting agreement with Seth Goldman, the Company’s former Executive Chair, on March 2, 2016, which was amended and restated on November 15, 2018 and further amended on April 8, 2019. Pursuant to the consulting agreement, the Company paid Mr. Goldman $20,210.33 per month for services rendered under the consulting agreement.
Effective February 27, 2020, Seth Goldman resigned as Executive Chair of the Company. Upon such resignation, Mr. Goldman continued to serve in his capacity as a Class I director and Chair of the Board of the Company. In connection with Mr. Goldman’s resignation as Executive Chair, the Company and Mr. Goldman terminated the consulting agreement effective as of February 27, 2020. Total consulting fees paid to Mr. Goldman under the consulting agreement prior to its termination in 2020 was $60,631.
Donald Thompson
In 2022, the Company entered into a Master Services Agreement with CA Consulting LLC, a restaurant, food tech and beverage consulting firm, led by Don Thompson, one of the former directors on the Company’s Board of Directors who served until the end of his term in May 2021, for strategic consulting services rendered by CA Consulting LLC. In 2021, the Company accrued $1.0 million in payment towards these consulting services and paid it in 2022. The Company did not incur any such costs in 2022 or 2020.
Michael Pucker
Michael A. Pucker, a partner of Latham & Watkins LLP, is a former member of the Company’s Board of Directors and the spouse of Gigi Pritzker Pucker. During 2021, Ms. Pucker may have been deemed to be a holder of more than 5% of the shares of the Company’s common stock. In the year ended December 31, 2021, the Company made aggregate payments of approximately $15.7 million to Latham & Watkins LLP for legal services. As of December 31, 2021, the Company had billed and unbilled fees for legal services of $2.2 million due to Latham & Watkins LLP.
Note 14. Subsequent Event
Subsequent to the year ended December 31, 2022, on February 14, 2023, the Company terminated its lease on the commercialization center in Commerce, California.
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
Based on our evaluation under the framework set forth in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.
Attestation Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The attestation report of the independent registered public accounting firm, Deloitte & Touche LLP, on the Company’s internal control over financial reporting is included below under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Beyond Meat, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Beyond Meat, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.
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
Definition and Limitations of Internal Control over Financial Reporting.
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
March 1, 2023

ITEM 9B. OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be set forth in our Proxy Statement and is incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) Financial Statements
See Index to Financial Statements in Item 8 of this report.
(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.
(a)(3) EXHIBITS
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	10-Q	6/12/2019	3.1
3.2	Amended and Restated Bylaws.	8-K	12/21/2022	3.1
4.1	Form of Common Stock Certificate.	S-1/A	3/27/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated as of October 5, 2018, by and among the Registrant and the other parties thereto.	S-1	11/16/2018	4.2
4.3	Description of Registrant’s Securities.				X
4.4	Indenture, dated as of March 5, 2021, between Beyond Meat, Inc. and U.S. Bank National Association, as trustee.	8-K	3/5/2021	4.1
4.5	Form of certificate representing 0% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.1 to the Form 8-K filed on 3/5/21).	8-K	3/5/2021	4.1
10.1	Standard Industrial/Commercial Single-Tenant Lease, dated as of January 18, 2017, by and between Smoky Hollow Industries, LLC and Registrant with attachments thereto.	S-1	11/16/2018	10.1
10.2	First Amendment dated as of July 1, 2021 to Standard Industrial/Commercial Single-Tenant Lease, dated as of January 18, 2017, by and between Smoky Hollow Industries, LLC and Registrant with attachments thereto.	10-Q	8/12/2021	10.1
10.3	Second Amendment dated as of January 27, 2022 to Standard Industrial/Commercial Single-Tenant Lease, dated as of January 18, 2017, as amended, by and between Smoky Hollow Industries, LLC and Registrant.	10-Q	5/12/2022	10.2

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.4	Third Amendment dated as of March 28, 2022 to Standard Industrial/Commercial Single-Tenant Lease, dated as of January 18, 2017, as amended, by and between Smoky Hollow Industries, LLC and Registrant.+	10-Q	5/12/2022	10.3
10.5	Fourth Amendment dated as of May 23, 2022 to Lease dated as of July 1, 2021, as amended, by and between Smoky Hollow Industries, LLC and Registrant.+	10-Q	8/11/2022	10.1
10.6	Fifth Amendment dated as of June 21, 2022 to Lease dated as of July 1, 2021, as amended, by and between Smoky Hollow Industries, LLC and Registrant.+	10-Q	8/11/2022	10.2
10.7	Sixth Amendment dated as of August 30, 2022 to Lease dated as of July 1, 2021, as amended, by and between Smoky Hollow Industries, LLC and Registrant.+	10-Q	11/10/2022	10.1
10.8	Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire LeMone Revocable Trust dated February 6, 2004 and Registrant and amendment thereto dated November 1, 2017.	S-1	11/16/2018	10.2
10.9	Second Lease Amendment to Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire Lemone Revocable Trust and the Company, dated May 6, 2019.	10-K	3/19/2020	10.3
10.10	Third Lease Amendment to Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire Lemone Revocable Trust and the Company, dated March 16, 2020.	10-K	3/19/2020	10.4
10.11	Fourth Lease Amendment to Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire Lemone Revocable Trust and the Company, dated March 9, 2022.	10-Q	5/12/2022	10.1
10.12	Lease, dated October 12, 2017, by and between LeMone Family Limited Partnership, LLLP and Registrant as amended by the Lease Amendment dated April 18, 2018.	S-1	11/16/2018	10.3
10.13	Second Lease Amendment to Lease, dated October 12, 2017, as amended, by and between LeMone Family Limited Partnership, LLLP and Registrant, dated May 22, 2020.	10-Q	8/11/2020	10.2
10.14	Standard Industrial/Commercial Single-Tenant Lease - Net, dated as of February 11, 2019, between GSOB, LLC and Registrant, with attachments thereto.	S-1/A	4/15/2019	10.22

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.15	Lease, dated as of January 14, 2021, by and between Registrant and HC Hornet Way, LLC.	8-K	1/15/2021	10.1
10.16	Supply Agreement, dated December 28, 2018, by and between Roquette America, Inc. and Registrant.+	S-1/A	4/15/2019	10.10
10.17	Multi-Year Sales Agreement, dated January 10, 2020, by and between Roquette Frères and Beyond Meat, Inc.+	8-K	1/15/2020	10.1
10.18	First Amendment dated as of August 3, 2022 to the Multi-Year Sales Agreement, dated January 10, 2020, by and between Roquette Frères and Beyond Meat, Inc.+	10-Q	8/11/2022	10.3
10.19	Master Supply Agreement, dated as of December 21, 2018, between Registrant and PURIS Proteins, LLC.+	S-1/A	4/15/2019	10.21
10.20	Amendment No. 1 to PURIS Master Supply Agreement.	10-Q	11/12/2019	10.1
10.21	Amendment No. 2 to PURIS Master Supply Agreement.+	10-K	3/2/2022	10.14
10.22	Form of Indemnification Agreement with directors and executive officers.*	S-1/A	1/9/2019	10.11
10.23	2011 Equity Incentive Plan, amended as of April 3, 2019, and related forms of stock award agreements.*	S-1/A	4/15/2019	10.12
10.24	2018 Equity Incentive Plan, and related forms of stock award agreements.*	S-1/A	1/9/2019	10.13
10.25	Amended form of 2018 Equity Incentive Plan stock option award agreement.*	10-Q	7/29/2019	10.1
10.26	Amended form of 2018 Equity Incentive Plan restricted stock unit award agreement.*	10-Q	7/29/2019	10.2
10.27	2018 Employee Stock Purchase Plan.*	S-1/A	1/9/2019	10.14
10.28	Executive Incentive Bonus Plan.*	S-1	11/16/2018	10.15
10.29	Form of Executive Change in Control Severance Agreement.*	S-1	11/16/2018	10.16
10.30	Employment Agreement by and between Registrant and Ethan Brown.*	S-1/A	1/9/2019	10.20
10.31	Offer Letter dated April 29, 2019 with Teri L. Witteman.*	8-K	5/20/2019	10.1
10.32	Retirement Agreement, dated February 28, 2021, by and between Beyond Meat, Inc. and Mark J. Nelson.*	8-K	3/1/2021	10.1
10.33	Consulting Agreement, dated February 28, 2021, by and between Beyond Meat, Inc. and Mark J. Nelson.*	8-K	3/1/2021	10.2

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.34	Form of Confirmation of Base Call Option Transaction, dated March 2, 2021.	8-K	3/05/2021	10.1
10.35	Form of Confirmation of Additional Call Option Transaction, dated March 12, 2021.	8-K	3/16/2021	10.1
10.36	Offer Letter dated June 4, 2021 between the Company and Philip E. Hardin.*	8-K	6/10/2021	10.1
10.37	Offer Letter dated April 21, 2021 between the Company and Deanna Jurgens.*+	10-K	3/2/2022	10.31
10.38	Offer Letter dated November 5, 2021 between the Company and Douglas W. Ramsey.*	8-K	12/8/2021	10.1
10.39	Offer Letter dated November 9, 2021 between the Company and George B. Adcock.*+	10-K	03/2/2022	10.33
10.40	Letter agreement dated November 10, 2022 between the Company and Lubi Kutua.*	8-K	11/16/2022	10.1
10.41	Separation agreement dated December 4, 2022 between the Company and Deanna Jurgens.*+	8-K	12/6/2022	10.1
10.42	Offer Letter dated February 16, 2021 between the Company and Jackie Trask.*+				X
10.43	Consulting Agreement dated April 1, 2022 between the Company and Gary Schultz.*+	10-Q	5/12/2022	10.4
10.44	Amendment dated December 22, 2022 to Consulting Agreement dated April 1, 2022 by and between the Company and Gary Schultz.*				X
14.1	Code of Business Conduct and Ethics, as amended effective as of December 16, 2022				X
21.1	List of Subsidiaries of Beyond Meat, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
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
					X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
101	The following financial statements from the Company's Yearly Report on Form 10-K for the fiscal year ended December 31, 2022 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statements of Stockholders' (Deficit) Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
_________________
*Indicates management contract or compensatory plan or arrangement.
**This certification is deemed furnished, and not filed, with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Beyond Meat, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
+Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEYOND MEAT, INC.

Date:	March 1, 2023	By:	/s/ Ethan Brown
		Name:	Ethan Brown
		Title:	President and Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Ethan Brown and Lubi Kutua, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated below on March 1, 2023:

Signature	Title

/s/ Ethan Brown	President, Chief Executive Officer, and Director (Principal Executive Officer)
Ethan Brown

/s/ Lubi Kutua	Chief Financial Officer and Treasurer (Principal Financial Officer)
Lubi Kutua

/s/ Henry Dieu	Vice President and Corporate Controller
Henry Dieu	(Principal Accounting Officer)

/s/ Seth Goldman	Chair of the Board
Seth Goldman

/s/ Sally Grimes	Director
Sally Grimes

/s/ Colleen Jay	Director
Colleen Jay

/s/ Raymond J. Lane	Director
Raymond J. Lane

/s/ Muktesh Pant	Director
Muktesh Pant

/s/ Ned Segal	Director
Ned Segal

/s/ Christopher Isaac Stone	Director
Christopher Isaac Stone

/s/ Kathy N. Waller	Director
Kathy N. Waller