Form 10-Q
period 2023-04-01
BEYOND MEAT, INC.
filed 2023-05-10
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 001-38879

BEYOND MEAT, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-4087597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

888 N. Douglas Street, Suite 100
El Segundo, CA 90245
(Address, including zip code, of principal executive offices)

(866) 756-4112
(Registrant’s telephone number, including area code)

119 Standard Street
El Segundo, CA 90245
(Former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	BYND	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                Yes ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                Yes  ☐   No  ☒
As of May 9, 2023, the registrant had 64,226,710 shares of common stock, $0.0001 par value per share, outstanding.

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
•the impact of uncertainty in our domestic and international supply chain, including labor shortages and disruption, shipping delays and disruption, and the impact of cyber incidents at suppliers and vendors;
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
•our ability to accurately forecast demand for our products and manage our inventory, including the impact of customer orders ahead of holidays and shelf reset activities, customer and distributor changes and buying patterns, such as reductions in targeted inventory levels, and supply chain and labor disruptions, including due to the impact of cyber incidents at suppliers and vendors;
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
•significant disruption in, or breach in security of our or our suppliers’ or vendors’ information technology systems, and resultant interruptions in service and any related impact on our reputation, including data privacy, and any potential impact on our supply chain, including on customer demand, order fulfillment and lost sales, and the resulting timing and/or amount of net revenues recognized;
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
•the success of operations conducted by joint ventures where we share ownership and management of a company with one or more parties who may not have the same goals, strategies or priorities as we do and where we do not receive all of the financial benefit;
•the timing, impact and success of restructuring certain contracts and operating activities related to Beyond Meat Jerky and our assumption of distribution responsibilities for Beyond Meat Jerky;
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
•the sufficiency of our cash and cash equivalents to meet our liquidity needs, including risks associated with adverse developments affecting the financial services industry;
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
•the impact of tariffs and trade wars;
•the impact of changes in tax laws; and
•the risks discussed in Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2023 (the “2022 10-K”), Part II, Item 1A, “Risk Factors,” included herein, and those discussed in other documents we file from time to time with the SEC.
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “might,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “seek,” “would” or “continue,” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future
v

events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.
This report also contains estimates and other statistical data obtained from independent parties and by us relating to market size and growth and other data about our industry and ultimate consumers. The number of retail and foodservice outlets where Beyond Meat branded products are available was derived from data as of March 2023. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates and data.
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
“Beyond Meat,” “Beyond Burger,” “Beyond Beef,” “Beyond Sausage,” “Beyond Breakfast Sausage,” “Beyond Meatballs,” “Beyond Chicken,” “Beyond Popcorn Chicken,” “Beyond Steak,” “Go Beyond,” the Caped Steer Logo and “Eat What You Love” are registered or pending trademarks of Beyond Meat, Inc. in the United States and, in some cases, in certain other countries. All other brand names or trademarks appearing in this report are the property of their respective holders. Solely for convenience, the trademarks and trade names contained herein are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	April 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$258,566	$309,922
Restricted cash, current	2,426	—
Accounts receivable, net	42,395	34,198
Inventory	222,370	235,696
Prepaid expenses and other current assets	16,561	20,700
Assets held for sale	4,737	5,943
Total current assets	$547,055	$606,459
Restricted cash, non-current	12,600	12,627
Property, plant, and equipment, net	251,218	257,002
Operating lease right-of-use assets	75,056	87,595
Prepaid lease costs, non-current	88,035	85,472
Other non-current assets, net	10,273	10,744
Investment in unconsolidated joint venture	2,340	2,325
Total assets	$986,577	$1,062,224
Liabilities and stockholders’ (deficit) equity:
Current liabilities:
Accounts payable	$41,131	$55,300
Current portion of operating lease liabilities	2,960	3,812
Accrued expenses and other current liabilities	15,826	16,729
Total current liabilities	$59,917	$75,841
Long-term liabilities:
Convertible senior notes, net	$1,134,591	$1,133,608
Operating lease liabilities, net of current portion	44,787	55,854
Finance lease obligations and other long-term liabilities	416	469
Total long-term liabilities	$1,179,794	$1,189,931
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	April 1, 2023	December 31, 2022
Commitments and Contingencies (Note 10)
Stockholders’ (deficit) equity:
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	$—	$—
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 64,150,754 and 63,773,982 shares issued and outstanding at April 1, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	553,805	544,357
Accumulated deficit	(802,146)	(743,109)
Accumulated other comprehensive loss	(4,799)	(4,802)
Total stockholders’ deficit	$(253,134)	$(203,548)
Total liabilities and stockholders’ (deficit) equity	$986,577	$1,062,224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022
Net revenues	$92,236	$109,455
Cost of goods sold	86,051	109,265
Gross profit	6,185	190
Research and development expenses	12,432	19,678
Selling, general and administrative expenses	51,900	75,114
Restructuring expenses	(426)	3,026
Total operating expenses	63,906	97,818
Loss from operations	(57,721)	(97,628)
Other (expense) income, net:
Interest expense	(989)	(1,025)
Other, net	2,908	(1,124)
Total other income (expense), net	1,919	(2,149)
Loss before taxes	(55,802)	(99,777)
Income tax expense	—	10
Equity in losses of unconsolidated joint venture	3,235	671
Net loss	$(59,037)	$(100,458)
Net loss per share available to common stockholders—basic and diluted	$(0.92)	$(1.58)
Weighted average common shares outstanding—basic and diluted	64,004,894	63,465,205
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022
Net loss	$(59,037)	$(100,458)
Other comprehensive loss, net of tax:
Foreign currency translation gain (loss), net of tax	3	(723)
Comprehensive loss, net of tax	$(59,034)	$(101,181)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2021	63,400,899	$6	$510,014	$(376,972)	$(553)	$132,495
Net loss	—	—	—	(100,458)	—	(100,458)
Issuance of common stock under equity incentive plans, net	124,500	—	375	—	—	375
Share-based compensation for equity classified awards	—	—	9,292	—	—	9,292
Foreign currency translation adjustment	—	—	—	—	(723)	(723)
Balance at April 2, 2022	63,525,399	$6	$519,681	$(477,430)	$(1,276)	$40,981

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2022	63,773,982	$6	$544,357	$(743,109)	$(4,802)	$(203,548)
Net loss	—	—	—	(59,037)	—	(59,037)
Issuance of common stock under equity incentive plans, net	376,772	—	(117)	—	—	(117)
Share-based compensation for equity classified awards	—	—	9,565	—	—	9,565
Foreign currency translation adjustment	—	—	—	—	3	3
Balance at April 1, 2023	64,150,754	$6	$553,805	$(802,146)	$(4,799)	$(253,134)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Three Months Ended
	April 1, 2023	April 2, 2022
Cash flows from operating activities:
Net loss	$(59,037)	$(100,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,049	7,091
Non-cash lease expense	1,783	1,118
Share-based compensation expense	9,565	9,292
Loss on sale of fixed assets	3,907	315
Amortization of debt issuance costs	984	984
Equity in losses of unconsolidated joint venture	3,235	671
Unrealized gain on foreign currency transactions	(731)	—
Net change in operating assets and liabilities:
Accounts receivable	(8,078)	(9,108)
Inventories	13,779	(43,043)
Prepaid expenses and other assets	3,926	(213)
Accounts payable	(13,271)	(2,295)
Accrued expenses and other current liabilities	(528)	8,527
Prepaid lease costs, non-current	(3,082)	(36,978)
Operating lease liabilities	(678)	(1,113)
Net cash used in operating activities	$(42,177)	$(165,210)
Cash flows from investing activities:
Purchases of property, plant and equipment	$(5,302)	$(21,548)
Proceeds from sale of fixed assets	2,250	—
Payments for investment in joint venture	(3,250)	—
Return of security deposits	—	49
Net cash used in investing activities	$(6,302)	$(21,499)
Cash flows from financing activities:
Principal payments under finance lease obligations	$(33)	$(45)
Proceeds from exercise of stock options	136	815
Payments of minimum withholding taxes on net share settlement of equity awards	(252)	(439)
Net cash (used in) provided by financing activities	$(149)	$331
Net decrease in cash, cash equivalents and restricted cash	$(48,628)	$(186,378)
Effect of exchange rate changes on cash	(328)	942
Cash, cash equivalents and restricted cash at the beginning of the period	322,548	733,294
Cash, cash equivalents and restricted cash at the end of the period	$273,592	$547,858
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Three Months Ended
	April 1, 2023	April 2, 2022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$17
Taxes	$—	$52
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$2,474	$6,874
Reclassification of pre-paid lease costs to operating lease right-of-use assets	$519	$—
Non-cash additions to financing leases	$55	$—
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
As of April 1, 2023, approximately 83% of the Company’s assets were located in the United States.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The global spread and unprecedented impact of COVID-19 continues to create significant volatility, uncertainty and economic disruption. The Company’s operations and its financial results including net revenues, gross profit, gross margin and operating expenses were negatively impacted by COVID-19 in 2020, 2021 and, to a lesser extent, 2022 and the first quarter of 2023. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), the impact of variants of the virus that causes COVID-19, the wide distribution and public acceptance of COVID-19 vaccines, labor needs at the Company as well as in the supply chain and at customers, compliance with government or employer COVID-19 vaccine mandates and the resulting impact on available labor, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business, results of operations, financial condition or liquidity. Future events and effects related to the COVID-19 pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts.
Note 2. Summary of Significant Accounting Policies
A detailed description of the Company's significant accounting policies can be found in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023 (the “2022 10-K”). There have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2022 10-K, except as noted below.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

position and of the results of operations and cash flows for the periods presented. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or for any other interim period or for any other future fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the 2022 10-K. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date.
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
Foreign Currency
Foreign currency translation gains (losses), net of tax, reported as cumulative translation adjustments through “Other comprehensive loss” were $3,000 and $(0.7) million for the three months ended April 1, 2023 and April 2, 2022, respectively. Net realized and unrealized foreign currency transaction gains (losses) included in “Other, net” were $0.3 million and $(1.1) million during the three months ended April 1, 2023 and April 2, 2022, respectively.
Fair Value of Financial Instruments
The Company had no financial instruments measured at fair value on a recurring basis as of April 1, 2023 and December 31, 2022.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 for the three months ended April 1, 2023.
Restricted Cash
Restricted cash includes cash held as collateral for stand-alone letter of credit agreements related to normal business transactions. The agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder. The Company had $15.0 million in restricted cash as of April 1, 2023, which was comprised of $12.6 million to secure the letter of credit to support the development and leasing of the Company’s Campus Headquarters (as defined in Note 4) recorded in “Restricted cash, non-current” in the condensed consolidated balance

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

sheet and $2.4 million to secure a letter of credit associated with a new third party contract manufacturer in Europe recorded in “Restricted cash, current” in the condensed consolidated balance sheet.
Revenue Recognition
At the end of each accounting period, the Company recognizes a contra asset to accounts receivable for estimated sales discounts that have been incurred but not paid which totaled $4.8 million and $4.6 million as of April 1, 2023 and December 31, 2022, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.
Presentation of Net Revenues by Channel
The following table presents the Company’s net revenues by channel:

	Three Months Ended
(in thousands)	April 1, 2023	April 2, 2022
U.S.:
Retail	$44,159	$68,260
Foodservice	14,675	15,493
U.S. net revenues	58,834	83,753
International:
Retail	14,289	16,137
Foodservice	19,113	9,565
International net revenues	33,402	25,702
Net revenues	$92,236	$109,455
One distributor accounted for approximately 12% of the Company’s gross revenues in the three months ended April 1, 2023; and one customer and one distributor accounted for approximately 12% and 10% of the Company’s gross revenues, respectively, in the three months ended April 2, 2022. No other customer or distributor accounted for more than 10% of the Company’s gross revenues in the three months ended April 1, 2023 and April 2, 2022.
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
Shipping and Handling Costs
Outbound shipping and handling costs included in selling, general and administrative (“SG&A”) expenses in the three months ended April 1, 2023 and April 2, 2022 were $3.2 million and $5.9 million, respectively.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Change in Accounting Estimate
During the first quarter of 2023, the Company completed a reassessment of the useful lives of its large manufacturing equipment and research and development equipment, and determined that the Company should increase the estimated useful lives for certain of its equipment from a range of 5 to 10 years to a uniform 10 years. This reassessment was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2023. See Note 6.
Recently Adopted Accounting Pronouncements
None.
Note 3. Restructuring
In May 2017, management approved a plan to terminate the Company’s exclusive supply agreement (the “Agreement”) with one of its co-manufacturers, due to non-performance under the Agreement and on May 23, 2017, the Company notified the co-manufacturer of its decision to terminate the Agreement. On October 18, 2022, the parties to this dispute entered into a confidential written settlement agreement and mutual release, pursuant to which the parties agreed to dismiss with prejudice all claims and cross-claims asserted in the associated cases filed in the Superior Court of the State of California for the County of Los Angeles and the United States District Court for the Central District of California. The terms of the settlement did not have a material impact on Beyond Meat’s financial position or results of operations. No party admitted liability or wrongdoing in connection with the settlement.
In the three months ended April 1, 2023, the Company recorded a credit of $(0.4) million in restructuring expenses primarily driven by a reversal of certain accruals. In the three months ended April 2, 2022, the Company recorded $3.0 million in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses.
As of April 1, 2023 and December 31, 2022, the Company had $0.3 million and $0.7 million, respectively, in accrued and unpaid liabilities associated with this contract termination.
Note 4. Leases
Leases are classified as either finance leases or operating leases based on criteria in Accounting Standards Codification 842. The Company has operating leases for its corporate offices, including the Campus Lease, its former Manhattan Beach Project Innovation Center, its manufacturing facilities, warehouses and vehicles, and to a lesser extent, certain equipment and finance leases. Such leases generally have original lease terms between 2 and 12 years, and often include one or more options to renew. Some leases also include early termination options, which can be exercised under specific conditions. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company does not have residual value guarantees or material restrictive covenants associated with its leases.
On January 14, 2021, the Company entered into the Campus Lease, a 12-year lease with two 5-year renewal options to house its corporate headquarters, lab and innovation space (the “Campus Headquarters”) in El Segundo, California. Although the Company is involved in the design of the tenant improvements of the Campus Headquarters, the Company does not have title or possession of the assets during construction. In addition, the Company does not have the ability to control the leased Campus Headquarters until each phase of the tenant improvements is complete. The Company contributed $3.1 million and $55.1 million in payments towards the construction of the Campus Headquarters in the three months ended April 1, 2023 and the year ended December 31, 2022, respectively. These payments are initially recorded in “Prepaid lease costs, non-current” in the Company’s condensed consolidated balance sheets and will ultimately be reclassified as a component of a right-of-use asset upon lease

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

commencement for each phase of the lease. In 2022, the tenant improvements associated with Phase 1-A were completed, and the underlying asset was delivered to the Company. As such, upon commencement of Phase 1-A, the Company recognized a $64.1 million right-of-use asset, which included the reclassification of $27.7 million of the construction payments previously included in “Prepaid lease costs, non-current,” and a $36.6 million lease liability.
On February 14, 2023, the Company terminated the lease of its Commerce, California commercialization center. As a result of this termination, during the first quarter of 2023, the balances in the “Operating lease right-of use assets,” “Current portion of operating lease liabilities” and “Operating lease liabilities, net of current portion” were reduced by $11.3 million, $0.8 million and $10.5 million, respectively. Costs associated with this lease through its termination date, including termination costs, are included in operating lease costs related to research and development expenses and are reflected in the tables below.
Lease costs for operating and finance leases were as follows:

		Three Months Ended
(in thousands)	Statement of Operations Location	April 1, 2023	April 2, 2022
Operating lease cost:
Lease cost	Cost of goods sold	$410	$611
Lease cost	Research and development expenses	2,530	514
Lease cost	Selling, general and administrative expenses	365	1,003
Variable lease cost(1)	Cost of goods sold	85	152
Variable lease cost(1)	Research and development expenses	62	—
Variable lease cost(1)	Selling, general and administrative expenses	516	—
Operating lease cost		$3,968	$2,280
Short-term lease cost:
Short-term lease cost	Cost of goods sold	$21	$—
Short-term lease cost	Research and development expenses	47	—
Short-term lease cost	Selling, general and administrative expenses	47	147
Short-term lease cost		$115	$147
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$53	$45
Amortization of right-of use assets	Research and development expenses	3	—
Interest on lease liabilities	Interest expense	6	24
Variable lease cost(1)	Cost of goods sold	1	—
Finance lease cost		$63	$69
Total lease cost		$4,146	$2,496
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental balance sheet information as of April 1, 2023 and December 31, 2022 related to leases are as follows:

(in thousands)	Balance Sheet Location	April 1, 2023	December 31, 2022
Assets
Operating leases	Operating lease right-of-use assets	$75,056	$87,595
Finance leases, net	Property, plant and equipment, net	632	688
Total lease assets		$75,688	$88,283

Liabilities
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$2,960	$3,812
Finance lease liabilities	Accrued expenses and other current liabilities	246	224
Long-term:
Operating lease liabilities	Operating lease liabilities, net of current portion	44,787	55,854
Finance lease liabilities	Finance lease obligations and other long-term liabilities	416	469
Total lease liabilities		$48,409	$60,359

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year, as of April 1, 2023:

	April 1, 2023
(in thousands)	Operating Leases	Finance Leases
Remainder of 2023	$4,319	$206
2024	5,752	210
2025	5,288	178
2026	5,170	73
2027	4,672	34
Thereafter	50,729	—
Total undiscounted future minimum lease payments	75,930	701
Less imputed interest	(28,183)	(39)
Total discounted future minimum lease payments	$47,747	$662
Weighted average remaining lease terms and weighted average discount rates were:

	April 1, 2023
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	13.3	3.2
Weighted average discount rate	6.3%	3.6%

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 5. Inventories
Major classes of inventory were as follows:

(in thousands)	April 1, 2023	December 31, 2022
Raw materials and packaging	$118,161	$139,509
Work in process	40,345	37,001
Finished goods	63,864	59,186
Total	$222,370	$235,696

Note 6. Property, Plant and Equipment
The Company records property, plant and equipment at cost and includes finance lease assets in “Property, plant and equipment, net” in its condensed consolidated balance sheets. A summary of property, plant, and equipment as of April 1, 2023 and December 31, 2022, is as follows:

(in thousands)	April 1, 2023	December 31, 2022
Manufacturing equipment	$192,079	$171,532
Research and development equipment	19,032	16,948
Leasehold improvements	24,041	22,740
Building	22,728	22,675
Finance leases	1,093	1,093
Software	2,916	2,377
Furniture and fixtures	867	866
Vehicles	584	584
Land	5,458	5,446
Assets not yet placed in service	72,007	93,152
Total property, plant and equipment	$340,805	$337,413
Less: accumulated depreciation and amortization	89,587	80,411
Property, plant and equipment, net	$251,218	$257,002
Depreciation and amortization expense for the three months ended April 1, 2023 and April 2, 2022 was $6.0 million and $7.1 million, respectively. Of the total depreciation and amortization expense in the three months ended April 1, 2023 and April 2, 2022, $5.4 million and $6.0 million, respectively, were recorded in cost of goods sold, $0.5 million and $1.0 million, respectively, were recorded in research and development expenses, and $0.1 million and $0.1 million, respectively, were recorded in SG&A expenses in the Company’s condensed consolidated statements of operations.
During the first quarter of 2023, the Company completed a reassessment of the useful lives of its large manufacturing and research and development equipment, and determined that the Company should increase the estimated useful lives for certain of its equipment from a range of 5 to 10 years to a uniform 10 years. The timing of this reassessment was based on a combination of factors accumulating over time, including historical useful life information and changes in the Company’s planned use of the equipment, that provided the Company with updated information that allowed it to make a better estimate of the economic lives of such equipment. This reassessment was accounted for as a change in accounting

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

estimate and was made on a prospective basis effective January 1, 2023. This change in accounting estimate decreased depreciation expense for the three months ended April 1, 2023 by $5.6 million, impacting cost of goods sold and research and development expenses by $5.1 million and $0.5 million, respectively, and decreased both basic and diluted net loss per share available to common stockholders by $0.09.
The Company had $4.7 million and $5.9 million in property, plant and equipment concluded to meet the criteria for assets held for sale as of April 1, 2023 and December 31, 2022, respectively. Amounts previously classified as assets held for sale were sold in a prior period for amounts that approximated book value for which a note receivable of $3.8 million, net of payments received, had been recorded. The note receivable is included in “Other non-current assets, net” in the Company’s condensed consolidated balance sheet at April 1, 2023 and December 31, 2022.
Note 7. Debt
The following is a summary of debt balances as of April 1, 2023 and December 31, 2022:

(in thousands)	April 1, 2023	December 31, 2022
Convertible senior notes	$1,150,000	$1,150,000
Debt issuance costs	(15,409)	(16,392)
Long-term debt	$1,134,591	$1,133,608
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
The total amount of debt issuance costs of $23.6 million was recorded as a reduction to “Convertible senior notes, net” in the condensed consolidated balance sheet and are being amortized as interest expense over the term of the Notes using the effective interest method. In each of the three months ended April 1, 2023 and April 2, 2022, the Company recognized $1.0 million in interest expense related to the amortization of the debt issuance costs related to the Notes. The effective interest rate in both of the three month periods ended April 1, 2023 and April 2, 2022 was 0.09%.
The following is a summary of the Company’s Notes as of April 1, 2023:

(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
0% Convertible senior notes due on March 15, 2027	$1,150,000	$15,409	$1,134,591	$284,625	Level 2
The Notes are carried at face value less the unamortized debt issuance costs on the Company’s condensed consolidated balance sheets. As of April 1, 2023, the estimated fair value of the Notes was approximately $284.6 million. The Notes are quoted on the Intercontinental Exchange and are classified as Level 2 financial instruments. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on March 14, 2023, the last day of the period when the notes were traded.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of April 1, 2023, the remaining life of the Notes is approximately 4.0 years.
Note 8. Stockholders’ (Deficit) Equity
As of April 1, 2023, the Company’s shares consisted of 500,000,000 authorized shares of common stock, par value $0.0001 per share, of which 64,150,754 shares of common stock were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
As of December 31, 2022, the Company’s shares consisted of 500,000,000 authorized shares of common stock, par value $0.0001 per share, of which 63,773,982 shares were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
The Company has not declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of its capital stock.
Note 9. Share-Based Compensation
In 2019, the Company’s 2011 Equity Incentive Plan (“2011 Plan”) was amended, restated and re-named the 2018 Equity Incentive Plan (“2018 Plan”), and the remaining shares available for issuance under the 2011 Plan were added to the shares reserved for issuance under the 2018 Plan. As of January 1, 2023, the maximum aggregate number of shares that may be issued under the 2018 Plan increased to 23,060,440 shares, which includes an increase of 2,144,521 shares effective January 1, 2023 under the terms of the 2018 Plan.
The following table summarizes the shares available for grant under the 2018 Plan:

Shares Available for Grant
Balance - December 31, 2022	7,848,832
Authorized	2,144,521
Granted	(1,882,968)
Shares withheld to cover taxes	14,323
Forfeited	164,061
Balance - April 1, 2023	8,288,769

As of April 1, 2023 and December 31, 2022, there were 4,714,243 and 3,999,933 shares, respectively, issuable under stock options outstanding, 1,604,302 and 993,313 shares, respectively, issuable under unvested RSUs outstanding, 8,550,850 and 8,145,769 shares, respectively, issued for stock option exercises, RSU settlement, and restricted stock grants, and 8,288,769 and 7,848,832 shares, respectively, available for grant under the 2018 Plan.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Stock Options
Following are the assumptions used in the Black-Scholes valuation model for options granted during the periods shown below:

	Three Months Ended
	April 1, 2023	April 2, 2022
Risk-free interest rate	4.1%	1.7%
Average expected term (years)	7.0	7.0
Expected volatility	55.3%	55.0%
Dividend yield	—	—
Option grants to employees in the three months ended April 1, 2023 and April 2, 2022 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining 3-year period, subject to continued employment through the vesting date.
The following table summarizes the Company’s stock option activity during the three months ended April 1, 2023:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2022	3,999,933	$25.58	5.3	$20,712
Granted	1,014,718	$17.84	—	$—
Exercised	(204,335)	$0.66	—	$3,522
Canceled/Forfeited	(96,073)	$57.64	—	$—
Outstanding at April 1, 2023	4,714,243	$24.34	6.2	$24,950
Vested and exercisable at April 1, 2023	3,102,199	$21.93	4.5	$24,873
Vested and expected to vest at April 1, 2023	4,413,981	$23.84	6.0	$24,935
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
During the three months ended April 1, 2023 and April 2, 2022, the Company recorded $4.0 million and $4.1 million, respectively, of share-based compensation expense related to options. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of April 1, 2023, there was $21.4 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over a weighted average period of 1.5 years.
Restricted Stock Units
RSU grants to new and continuing employees in the three months ended April 1, 2023 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining 3 years of the award, subject to continued employment through the vesting

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

date. Some of the RSU grants to continuing employees in the three months ended April 1, 2023 vest 50% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining 4 quarters of the award, subject to continued employment through the vesting date. Some of the RSU grants to continuing employees in the three months ended April 1, 2023 vest quarterly over 4 quarters, subject to continued employment through the vesting date.
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
The following table summarizes the Company’s RSU activity during the three months ended April 1, 2023:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2022	993,313	$35.98
Granted	868,250	$17.81
Vested(1)	(189,273)	$35.40
Canceled/Forfeited	(67,988)	$40.98
Unvested at April 1, 2023	1,604,302	$26.00
________
(1) Includes 14,323 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2018 Plan.
During the three months ended April 1, 2023 and April 2, 2022, the Company recorded $5.5 million and $5.2 million, respectively, of share-based compensation expense related to RSUs. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of April 1, 2023, there was $23.2 million in unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted average period of 1.3 years.
Employee Stock Purchase Plan
As of April 1, 2023, the maximum aggregate number of shares that may be issued under the 2018 Employee Stock Purchase Plan (“ESPP”) was 2,948,715 shares of common stock, including an increase of 536,130 shares effective January 1, 2023 under the terms of the ESPP. The ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the ESPP.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 10. Commitments and Contingencies
Leases
See Note 4.
On January 14, 2021, the Company entered into the Campus Lease with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), to house the Company’s Campus Headquarters.
Under the terms of the Campus Lease, the Company will lease an aggregate of approximately 282,000 rentable square feet in a portion of a building located at 888 N. Douglas Street, El Segundo, California, to be built out by the Landlord and delivered to the Company in multiple phases. In 2022, the tenant improvements associated with Phase 1-A were completed and the underlying asset was delivered to the Company. Therefore, the Company began recognizing a right-of-use asset and lease liability for Phase1-A in its consolidated balance sheet in the year ended December 31, 2022. See Note 4. Aggregate payments towards base rent over the initial lease term associated with the remaining phases not yet delivered to the Company will be approximately $118.4 million.
Concurrent with the Company’s execution of the Campus Lease, as a security deposit, the Company delivered to the Landlord a letter of credit in the amount of $12.5 million which amount will decrease to: (i) $6.3 million on the fifth (5th) anniversary of the Rent Commencement Date (as defined in the Campus Lease); (ii) $3.1 million on the eighth (8th) anniversary of the Rent Commencement Date; and (iii) $0 in the event the Company receives certain credit ratings; provided the Company is not then in default of its obligations under the Campus Lease. The letter of credit is secured by a $12.6 million deposit reflected in the Company’s condensed consolidated balance sheet as “Restricted cash, non-current” as of April 1, 2023 and December 31, 2022.
On February 14, 2023, the Company terminated the lease of its Commerce, California commercialization center. As a result of this termination, during the first quarter of 2023, the balances in the “Operating lease right-of use assets,” “Current portion of operating lease liabilities” and “Operating lease liabilities, net of current portion” were reduced by $11.3 million, $0.8 million and $10.5 million, respectively.
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
During Phase 1, the Company agreed to invest $10.0 million as the registered capital of BYND JX in the JXEDZ through intercompany investment in BYND JX and BYND JX agreed to lease a facility in the JXEDZ for a minimum of two years. In connection with such agreement, BYND JX entered into a factory leasing contract with an affiliate of the JX Committee, pursuant to which BYND JX agreed to lease and renovate a facility in the JXEDZ and lease it for a minimum of two years. In the year ended December 31, 2022, the lease was amended to extend the term for an additional five years without rent escalation. In the fourth quarter of 2021, BYND JX leased an approximately 12,000 square foot facility in Shanghai, China, for a period of 8 years, which is used as a local research and development facility to support the local manufacturing operations. As of April 1, 2023, the Company had invested $22.0 million as the registered capital of BYND JX and advanced $20.0 million to BYND JX.

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
The Planet Partnership
On January 25, 2021, the Company entered into the Planet Partnership, LLC (“TPP”), a joint venture with PepsiCo, Inc. (“PepsiCo”) to develop, produce and market innovative snack and beverage products made from plant-based protein. For the three months ended April 1, 2023 and April 2, 2022, the Company recognized its share of the net losses in TPP, in the amount of $3.2 million and $0.7 million, respectively. As of the year ended December 31, 2022, the Company had contributed its share of the investment in TPP in the amount of $24.3 million. In the three months ended April 1, 2023, the Company contributed an additional $3.3 million as its share of an additional investment in TPP, resulting in a total contribution of $27.6 million as of April 1, 2023. See Note 2 and Note 13.
In the first quarter of 2023, the Company continued the process of restructuring certain contracts and operating activities related to Beyond Meat Jerky.
Purchase Commitments
As of April 1, 2023, the Company had committed to purchase pea protein inventory totaling $40.2 million in the remainder of 2023.
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
The following table sets forth the schedule of the fees for the committed quantity under the Agreement.

(in thousands)	As of April 1, 2023
Remainder of 2023	$5,910
2024	11,820
2025	11,820
2026	11,820
2027	38,452
Total	$79,822
Litigation
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
On March 3, 2023, the court held the initial status conference. The court granted plaintiffs’ motion to appoint interim class counsel and set a briefing schedule on the Company’s anticipated motion to dismiss. On May 3, 2023, plaintiffs filed an amended consolidated complaint. The Company’s motion to dismiss is due by June 5, 2023, plaintiffs' response is due by July 7, 2023, and the Company’s reply is due by July 21, 2023. A telephonic conference was set for October 17, 2023 for a ruling on the motion to dismiss.
The Company intends to vigorously defend against all claims asserted in the complaints. Based on the Company’s current knowledge, the Company has determined that the amount of any material loss or range of any losses that is reasonably possible to result from these lawsuits is not estimable.
The active lawsuits are:
•Roberts v. Beyond Meat, Inc., No. 1:22-cv-02861 (N.D. Ill.) (filed May 31, 2022)
•Cascio v. Beyond Meat, Inc., No. 1:22-cv-04018 (E.D.N.Y.) (filed July 8, 2022)
•Miller v. Beyond Meat, Inc., No. 1:22-cv-06336 (S.D.N.Y.) (filed July 26, 2022)
•Garcia v. Beyond Meat, Inc., No. 4:22-cv-00297 (S.D. Iowa.) (filed September 9, 2022)
•Borovoy v. Beyond Meat, Inc., No. 1:22-cv-06302 (N.D. Ill.) (filed September 30, 2022 in DuPage Co., Ill.; removed on Nov. 10, 2022)
•Zakinov v Beyond Meat, Inc., No. 4:23-cv-00144 (S.D. Tex.) (filed January 13, 2023)

Interbev
In October 2020, Interbev, a French trade association for the cattle industry sent a cease-and-desist letter to one of the Company’s contract manufacturers alleging that the use of “meat” and meat-related terms is misleading the French consumer. Despite the Company’s best efforts to reach a settlement, including a formal settlement proposal from the Company in March 2021, the association no longer responded. Instead, on March 13, 2022, the Company was served a summons by Interbev to appear before the Commercial Court of Paris. The summons alleges that the Company misleads the French consumer with references to e.g. “plant based meat,” “plant based burger” and related descriptive names, and alleges that the Company is denigrating meat and meat products. The relief sought by Interbev includes (i) changing the presentation of Beyond Meat products to avoid any potential confusion with meat products, (ii) publication of the judgment of the court in the media, and (iii) damages of EUR 200,000. On October 12, 2022, the Company submitted its brief in defense. On February 1, 2023, the French trade association submitted updated pleadings to the Commercial Court. The association maintains its position that the Company is misleading the consumer, and additionally alleges that it is engaging in unlawful comparative advertising of its products with respect to meat and meat products. The relief sought is unchanged. The Company strongly disputes these claims and will defend its position with

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

the utmost vigor. The filing date for the Company’s response is May 24, 2023. The litigation is expected to take at least 18 months in the first instance, and if the Court rules against the Company, it could disrupt the Company’s ability to market in France.
On April 21, 2023, Interbev filed two actions before the European Union Intellectual Property Office to cancel the Company’s EU trademark registration for the Caped Steer logo. Interbev is seeking cancellation of the trademark, alleging that the trademark is invalid because it allegedly misleads the public about the nature and characteristics of the products offered under the mark. Interbev is also seeking cancellation on the basis of lack of genuine use, despite the fact that the mark is within the five-year grace period where it cannot be challenged for lack of use. The Company’s deadline to respond is July 7, 2023. The Company strongly disputes these claims and is evaluating appropriate next steps to defend its use of the Caped Steer logo.
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
The Company does not believe that the Decree complies with the laws of the European Union (EU), and in particular the principle of free movement of goods, nor with French rules requiring laws to be clear and accessible. On October 21, 2022, the Company filed a request for annulment of the Decree before the French High Administrative Court. On November 16, 2022, the Company filed a voluntary intervention in the French trade association’s own application for annulment, to ensure that both the Company’s voice and strong EU law arguments are heard. On January 23, 2023, the French Ministry for the Economy responded to the Company’s request for annulment and intervention. The Ministry’s response makes clear that it will enforce the Decree as a blanket ban on the use of all “meaty” names for plant-based products in France. The Company maintains its position that the Decree is illegal under French and EU law, and will continue to fight the Decree with utmost vigor. On April 20, 2023, a number of plant-based companies voluntarily filed interventions in support of the Company’s case. A decision from the Court is expected sometime during 2023, and should the Court hold that the Decree is lawful, it could impact the Company’s ability to market in France, as it will need to take steps to amend its labels in line with the Decree.
The Company is involved in various other legal proceedings, claims, and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of such matters that are pending or asserted will have a material effect on its financial statements.
Note 11. Income Taxes
For the three months ended April 1, 2023 and April 2, 2022, the Company recorded $0 and $10,000 in income tax expense, respectively, in its condensed consolidated statements of operations.
The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

substantially all deferred tax assets. If the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets will be made and the adjustment would have the effect of increasing net income in the period such determination is made.
As of April 1, 2023, the Company did not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with respect to net operating loss and credit carryforwards.
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
Computation of net loss per share available to common stockholders for the three months ended April 1, 2023 excludes the dilutive effect of 4,714,243 shares issuable under stock options and 1,604,302 RSUs outstanding at April 1, 2023 because the Company incurred a net loss and their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the three months ended April 1, 2023 also excludes the dilutive effect of the Notes because the Company recorded a net loss and their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the three months ended April 2, 2022 excludes the dilutive effect of 4,407,683 shares issuable under stock options and 948,684 RSUs outstanding at April 2, 2022 because their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the three months ended April 2, 2022 also excludes the dilutive effect of the Notes because the Company recorded a net loss and their inclusion would be anti-dilutive.

(in thousands, except share and per share amounts)	Three Months Ended
	April 1, 2023	April 2, 2022
Numerator:
Net loss available to common stockholders	$(59,037)	$(100,458)
Net loss available to common stockholders—basic	(59,037)	(100,458)
Denominator:
Weighted average common shares outstanding—basic	64,004,894	63,465,205
Dilutive effect of shares issuable under stock options	—	—
Dilutive effect of RSUs	—	—
Dilutive effect of Notes, if converted(1)	—	—
Weighted average common shares outstanding—diluted	64,004,894	63,465,205
Net loss per share available to common stockholders—basic	$(0.92)	$(1.58)
Net loss per share available to common stockholders—diluted	$(0.92)	$(1.58)
__________
(1) As the Company recorded a net loss in the three months ended April 1, 2023 and April 2, 2022, inclusion of shares from the conversion premium or spread would be anti-dilutive. The Company had $1.2 billion in Notes outstanding as of April 1, 2023 and April 2, 2022.
Note 13. Related Party Transactions
In connection with the Company’s investment in TPP, a joint venture with PepsiCo, the Company sells certain products directly to the joint venture. In the year ended December 31, 2022, the Company also entered into an agreement for a nonrefundable up-front fee associated with its manufacturing and supply

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

agreement with TPP to be recognized over the estimated term of the manufacturing and supply agreement. As part of the restructuring of certain contracts and operating activities related to Beyond Meat Jerky, in the first quarter of 2023, the Company recognized in full the remaining balance of this fee. See Note 10. Net revenues earned from TPP included in the U.S. retail channel net revenues were $5.3 million, including a $2.0 million non-refundable up-front fee, and $10.7 million for the three months ended April 1, 2023 and April 2, 2022, respectively.
Accounts receivable from TPP were $1.1 million and $0.4 million at April 1, 2023 and December 31, 2022, respectively. Unrecognized revenue associated with the up-front fee charged to TPP as of April 1, 2023 and December 31, 2022 was $0 and $2.0 million, respectively, and included in "Accrued expenses and other current liabilities" in the respective condensed consolidated balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors,” of our 2022 10-K and Part II, Item 1A, “Risk Factors” and “Note Regarding Forward-Looking Statements” included in this report and those discussed in other documents we file from time to time with the SEC. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this quarterly report and our audited consolidated financial statements and related notes included in our 2022 10-K. Our historical results are not necessarily indicative of the results to be expected for any future periods and our operating results for the three months ended April 1, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or for any other interim period or for any other future year or period.
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
We sell a range of plant-based meat products across the three main meat platforms of beef, pork and poultry. As of March 2023, Beyond Meat branded products were available at approximately 191,000 retail and foodservice outlets in more than 80 countries worldwide, across mainstream grocery, mass merchandiser, club store, convenience store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools. The number of outlets carrying Beyond Meat branded products as of March 2023 includes approximately 45,000 U.S. retail outlets unique to Beyond Meat Jerky.
Net revenues decreased to $92.2 million in the three months ended April 1, 2023 from $109.5 million in the three months ended April 2, 2022, representing a 15.7% reduction. In the first quarter of 2023, our net revenues were negatively affected by increasing softness in demand in the plant-based meat category, macroeconomic issues, including inflation, rising interest rates and increasing concerns about the likelihood of a recession, and increased competition. Additionally, there remains uncertainty regarding the long-term effects of the COVID-19 pandemic and certain negative impacts on our business, the plant-based meat category, consumer and customer behavior, and demand levels.
These factors also negatively impacted our 2022 net revenues. In response to the difficult environment and negative impact of these factors on our business and the overall plant-based meat category, beginning in the fourth quarter of 2022 we pivoted our focus toward sustainable long-term growth supported by three pillars: (1) driving margin recovery and operating expense reduction through the implementation of lean value streams across our beef, pork and poultry platforms; (2) inventory reduction and cash flow generation through more efficient inventory management; and (3) focusing on near-term retail and foodservice growth drivers while supporting strategic key long-term partners and opportunities. In the three months ended April 1, 2023, gross margin was 6.7% (including the impact associated with a change in accounting estimates for useful lives of certain large machinery and equipment resulting in a $5.6 million decrease in depreciation expense impacting cost of goods sold and research and development expenses by $5.1 million and $0.5 million, respectively), compared to 0.2% in the prior-year period; operating expenses were $63.9 million, compared to $97.8 million in the prior-year period; and inventory balances decreased 5.7% compared to the levels at December 31, 2022.
In the first quarter of 2023, we continued the process of restructuring certain contracts and operating activities related to Beyond Meat Jerky. We intend to assume distribution responsibilities for Beyond Meat Jerky starting in the fourth quarter of 2023.
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
•negative impacts on capacity utilization as a result of lower than anticipated revenues, which could also give rise to underutilization fees and termination fees to exit certain supply chain arrangements and/or the write-off of certain equipment, driving less leverage on fixed costs and delaying the speed at which cost savings initiatives impact our financial results;
•changes in forecasted demand, including for Beyond Meat Jerky and Beyond Burger, among others;
•the timing, impact and success of restructuring certain contracts and operating activities related to Beyond Meat Jerky and our assumption of distribution responsibilities for Beyond Meat Jerky;
•managing inventory levels, including sales to the liquidation channel and the level of inventory reserves;
•price reductions, intended to improve price competitiveness relative to competing products;
•increased unit cost of goods sold due to lower production volumes in response to weaker demand, which would adversely impact coverage of fixed production costs within our manufacturing facilities;
•increased unit cost of goods due to input cost inflation, including higher transportation, raw materials, energy, labor and supply chain costs;
•increased promotional programs and trade discounts or a reduction in the efficacy of such programs to our retail and foodservice customers, including to bolster support for our core lines, and shifts in product and channel mix resulting in negative impacts on our gross margins;
•potential disruption to our supply chain generally caused by distribution and other logistical issues, including the impact of cyber incidents at suppliers and vendors;
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
As we seek to grow our net revenues, we face several challenges, including any lasting effects from COVID-19, which are difficult to quantify, global events such as the conflict in Ukraine and their impact on availability of raw materials, broad macroeconomic headwinds including elevated levels of inflation, rising interest rates, waning consumer confidence and recessionary concerns, increasing competition in the plant-based meat category, and softening in demand of the plant-based meat category overall, particularly in the refrigerated subsegment among others.
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We anticipate that over time we will need to continue to offer more trade and promotion discounts to both our retail and foodservice customers, to drive increased consumer trials and in response to changing consumer and customer behavior and increased competition and pressure on the plant-based meat category. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. At the end of each accounting period, we recognize a contra asset to “Accounts receivable” for estimated sales discounts that have been incurred but not paid which totaled $4.8 million and $4.6 million as of April 1, 2023 and December 31, 2022, respectively. We expect to face increasing competition across all channels, especially as additional plant-based meat product brands continue to enter the marketplace and as consumers trade down among proteins in the context of significant inflationary pressure. In response, we anticipate providing heavier discounting and promotions on some of our products from time to time. Although these actions are intended to build brand awareness and increase consumer trials of our products, they have had and are likely to continue to have a negative impact on our net revenues, gross margins and profitability, impacting period-over-period results.
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
Our financial performance also depends on our operational effectiveness and ability to fulfill orders in full and on time. Disruptions of our supply chain could affect customer demand, orders that may not materialize due to delayed deliveries and subsequent lost sales that we may not be able to recover in full, or at all.

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
Seasonality
Generally, we expect to experience greater demand for certain of our products during the U.S. summer grilling season. In 2022 and 2021, net revenues during the second quarter were 34% and 38% higher than the first quarter, respectively. While we expect to continue to see seasonality effects, in 2023, as compared to 2022 and 2021, these sequential effects are expected to be more muted in the second and third quarters. In general, the effects of seasonality are more pronounced within our U.S. retail channel, with revenue contribution from this channel generally tending to be greater in the second and third quarters of the year, along with increased levels of purchasing by customers ahead of holidays, the impact of customer shelf reset activity and the timing of product restocking by our retail customers. In an environment of uncertainty from recessionary and inflationary pressures, general softness in the plant-based meat category, competition and other factors impacting our business, including uncertainty around the long-term impacts of COVID-19, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.
Gross Profit and Gross Margin
Gross profit consists of our net revenues less cost of goods sold. Gross margin is gross profit expressed as a percentage of our net revenues. Our cost of goods sold primarily consists of the cost of raw materials including ingredients and packaging, co-manufacturing fees, direct and indirect labor and certain supply costs, in-bound and internal shipping and handling costs incurred in manufacturing our products, warehouse storage fees, plant and equipment overhead, depreciation and amortization expense, cost of packaging our products, inventory write-offs and reserves. Under certain circumstances, our cost of goods sold may also include underutilization and/or termination fees associated with our co-manufacturing agreements. Over time, we expect our cost of goods sold in absolute dollars to increase as a result of anticipated growth in our sales volume. Gross profit and gross margin in the three months ended April 1, 2023 as compared to the prior-year period were positively impacted by lower manufacturing costs including lower depreciation expense resulting from a change in the estimated useful lives of certain of our large equipment. See Note 6, Property, Plant and Equipment, to the Notes to Unaudited Condensed Consolidated Financial Statements, included elsewhere in this report.
Subject to the recessionary and inflationary pressures, competition, general softness in the plant-based meat category and other factors impacting our business, we continue to expect that over time gross profit and gross margin improvements will be delivered primarily through:
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

Gross margin improvement may, however, continue to be negatively impacted by reduced capacity utilization if demand for our products does not meet our expectations, investments in our production infrastructure across the U.S., EU and China in advance of anticipated demand, investing in production personnel, partnerships and product pipeline, aggressive pricing strategies and increased discounting, increases in inventory reserves and potentially increased sales to the liquidation channel, changes in our product and customer mix, expansion into new geographies and markets where cost and pricing structures may differ from our existing markets, and underutilization fees and termination fees to exit certain supply chain arrangements, driving less leverage on fixed costs and delaying the speed at which cost savings initiatives impact our financial results. Gross margin improvement may also be negatively impacted by the impact of inflation, increasing labor costs, materials costs and transportation costs.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, share-based compensation, scale-up expenses, depreciation and amortization expenses on research and development assets, and facility lease costs. Our research and development efforts are focused on enhancements to our existing product formulations and production processes in addition to the development of new products. We expect to continue to invest in research and development over time, as research and development and innovation are core elements of our business strategy, and we believe they represent a critical competitive advantage for us. We believe that we need to continue to innovate in order to capture a larger share of consumers who typically eat animal-based meats. We expect research and development expenses in 2023 to decrease from the levels in 2022 primarily as a result of the reduction in force implemented in October 2022 and as we focus on reducing and optimizing operating expenses more broadly. Given our intention to reduce overall operating expenses and cash expenditures, on February 14, 2023, we terminated the lease of our Commerce, California commercialization center.
SG&A Expenses
SG&A expenses consist primarily of selling, marketing and administrative expenses, including personnel and related expenses, share-based compensation, outbound shipping and handling costs, non-manufacturing lease expense, depreciation and amortization expense on non-manufacturing and non-research and development assets, consulting fees and other non-production operating expenses. Marketing and selling expenses include advertising costs, share-based compensation awards to brand ambassadors, costs associated with consumer promotions, product donations, product samples and sales aids incurred to acquire new customers, retain existing customers and build our brand awareness. Administrative expenses include expenses related to management, accounting, legal, IT and other office functions. We expect SG&A expenses in 2023 to decrease from the levels in 2022, as a result of the reduction in force implemented in October 2022 and as we focus on reducing and optimizing operating expenses more broadly, including as part of the implementation of lean value streams across our beef, pork and poultry platforms.
Restructuring Expenses
In May 2017, management approved a plan to terminate an exclusive supply agreement with one of our co-manufacturers. On October 18, 2022, the parties entered into a confidential written settlement agreement and mutual release in connection with this matter. See Note 3, Restructuring, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

Results of Operations
The following table sets forth selected items in our condensed consolidated statements of operations for the respective periods presented:

	Three Months Ended
(in thousands)	April 1, 2023	April 2, 2022
Net revenues	$92,236	$109,455
Cost of goods sold	86,051	109,265
Gross profit	6,185	190
Research and development expenses	12,432	19,678
Selling, general and administrative expenses	51,900	75,114
Restructuring expenses	(426)	3,026
Total operating expenses	63,906	97,818
Loss from operations	$(57,721)	$(97,628)
The following table presents selected items in our condensed consolidated statements of operations as a percentage of net revenues for the respective periods presented:

	Three Months Ended
	April 1, 2023	April 2, 2022
Net revenues	100.0%	100.0%
Cost of goods sold	93.3	99.8
Gross profit	6.7	0.2
Research and development expenses	13.5	18.0
Selling, general and administrative expenses	56.3	68.6
Restructuring expenses	(0.5)	2.8
Total operating expenses	69.3	89.4
Loss from operations	(62.6)%	(89.2)%
Three Months Ended April 1, 2023 Compared to Three Months Ended April 2, 2022 (unaudited)
Net Revenues
The following table presents our net revenues by channel in the three months ended April 1, 2023 as compared to the prior-year period:

	Three Months Ended		Change
(in thousands)	April 1, 2023	April 2, 2022	Amount	%
U.S.:
Retail	$44,159	$68,260	$(24,101)	(35.3)%
Foodservice	14,675	15,493	(818)	(5.3)%
U.S. net revenues	58,834	83,753	(24,919)	(29.8)%
International:
Retail	14,289	16,137	(1,848)	(11.5)%
Foodservice	19,113	9,565	9,548	99.8%
International net revenues	33,402	25,702	7,700	30.0%
Net revenues	$92,236	$109,455	$(17,219)	(15.7)%

Net revenues in the three months ended April 1, 2023 decreased by $17.2 million, or 15.7%, as compared to the prior-year period, driven by a decrease in net revenue per pound and a decrease in volume of products sold. The decrease in net revenue per pound was primarily driven by changes in product sales mix, increased trade discounts and unfavorable changes in foreign exchange rates, partially offset by pricing changes.
Net revenues from U.S. retail sales in the three months ended April 1, 2023 decreased $24.1 million, or 35.3%, primarily due to a decrease in volume of products sold and, to a lesser extent, lower net revenue per pound, resulting from higher trade discounts and changes in product sales mix, partially offset by increased pricing for certain items. By product, the decrease in U.S. retail channel net revenues was primarily due to reduced sales of Beyond Burger, Beyond Meat Jerky, Beyond Sausage, Beyond Breakfast Sausage, Beyond Beef and Beyond Meatballs, partially offset by increased sales of chicken products including Beyond Chicken Tenders, Beyond Chicken Nuggets and Beyond Popcorn Chicken, and sales of Beyond Steak, which was introduced in the fourth quarter of 2022. Net revenues from sales to TPP included in U.S. retail channel net revenues in the three months ended April 1, 2023 were $5.3 million, including a $2.0 million non-refundable upfront fee associated with Beyond Meat’s manufacturing and supply agreement with TPP. Beyond Meat branded products were available at approximately 78,000 U.S. retail outlets as of March 2023, inclusive of approximately 45,000 U.S. retail outlets unique to Beyond Meat Jerky.
Net revenues from U.S. foodservice sales in the three months ended April 1, 2023 decreased $0.8 million, or 5.3%, primarily due to a decrease in volume of products sold, partially offset by an increase in net revenue per pound resulting from changes in product sales mix, partially offset by higher trade discounts. By product, the decrease in U.S. foodservice channel net revenues was primarily due to decreased sales of Beyond Burger and Beyond Breakfast Sausage, partially offset by increased sales of Beyond Beef Crumble, Beyond Meatballs, Beyond Beef, and sales of Beyond Steak which was introduced in the fourth quarter of 2022. Beyond Meat branded products were available at approximately 42,000 U.S. foodservice outlets as of March 2023.
Net revenues from international retail sales in the three months ended April 1, 2023 decreased $1.8 million, or 11.5%, primarily due to reduced net revenue per pound and decreased volume of products sold. The reduction in net revenue per pound was primarily due to unfavorable changes in foreign exchange rates, higher trade discounts and changes in product sales mix. By product, the decrease in international retail channel net revenues was primarily due to decreased sales of Beyond Sausage, Beyond Burger, Beyond Meatballs and Beyond Breakfast Sausage, partially offset by increases in sales of chicken products including Beyond Chicken Tender, Beyond Beef, and sales of Beyond Steak which was introduced in the fourth quarter of 2022. Beyond Meat branded products were available at approximately 36,000 international retail outlets as of March 2023.
Net revenues from international foodservice sales in the three months ended April 1, 2023 increased $9.5 million, or 99.8%, primarily due to an increase in volume of products sold, partially offset by lower net revenue per pound primarily resulting from changes in product sales mix and unfavorable changes in foreign exchange rates, partially offset by reduced trade discounts. By product, the increase in international foodservice channel net revenues was primarily due to increased sales of chicken and burger products including to large QSR customers and increased sales of Beyond Meatballs, partially offset by decreases in sales of Beyond Sausage and Beyond Beef Crumble. Beyond Meat branded products were available at approximately 35,000 international foodservice outlets as of March 2023.

The following table presents consolidated volume of our products sold in pounds for the periods presented:

	Three Months Ended		Change
(in thousands)	April 1, 2023	April 2, 2022	Amount	%
U.S.:
Retail	8,315	12,453	(4,138)	(33.2)%
Foodservice	2,551	2,752	(201)	(7.3)%
International:
Retail	3,337	3,530	(193)	(5.5)%
Foodservice	5,549	2,581	2,968	115.0%
Volume of products sold	19,752	21,316	(1,564)	(7.3)%
Cost of Goods Sold

	Three Months Ended		Change
(in thousands)	April 1, 2023	April 2, 2022	Amount	%
Cost of goods sold	$86,051	$109,265	$(23,214)	(21.2)%
Cost of goods sold decreased by $23.2 million, or 21.2%, to $86.1 million, in the three months ended April 1, 2023 as compared to the prior-year period. Cost of goods sold in the three months ended April 1, 2023 decreased to 93.3% of net revenues from 99.8% of net revenues in the prior-year period. The decrease in cost of goods sold was primarily due to lower manufacturing costs including lower depreciation expense resulting from a change in the estimated useful lives of certain of our large equipment, lower logistics costs and lower materials costs, partially offset by higher inventory reserves. The absence of higher costs related to Beyond Meat Jerky in the three months ended April 1, 2023 as compared to the prior-year period also contributed to the decrease in cost of goods sold.
Gross Profit and Gross Margin

	Three Months Ended		Change
(in thousands)	April 1, 2023	April 2, 2022	Amount	%
Gross profit	$6,185	$190	$5,995	3,155.3%
Gross margin	6.7%	0.2%	650 bps	N/A
Gross profit in the three months ended April 1, 2023 was $6.2 million as compared to gross profit of $0.2 million in the prior-year period, an increase of $6.0 million, or 3,155.3%. Gross margin in the three months ended April 1, 2023 increased to 6.7% from 0.2% in the prior-year period. Gross profit and gross margin in the three months ended April 1, 2023 as compared to the prior-year period were positively impacted by reduced manufacturing costs excluding depreciation, decreased logistics costs and, to a lesser extent, lower materials costs per pound, partially offset by lower net revenues per pound and higher inventory reserves, which increased costs per pound. In the three months ended April 1, 2023, gross profit and gross margin benefited by $5.1 million and 5.5 percentage points of gross margin, respectively, as a result of a change in the estimated useful lives of certain of our large equipment, as compared to those same measures calculated using our previous estimated useful lives.
As disclosed in Note 2, Summary of Significant Accounting Policies—Shipping and Handling Costs, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report, we include outbound shipping and handling costs within SG&A expenses. As a result, our gross profit and gross margin may not be comparable to other entities that present all shipping and handling costs as a component of cost of goods sold.

Research and Development Expenses

	Three Months Ended		Change
(in thousands)	April 1, 2023	April 2, 2022	Amount	%
Research and development expenses	$12,432	$19,678	$(7,246)	(36.8)%
Research and development expenses decreased $7.2 million, or 36.8%, in the three months ended April 1, 2023, as compared to the prior-year period. Research and development expenses decreased to 13.5% of net revenues in the three months ended April 1, 2023 from 18.0% of net revenues in the prior-year period primarily due to lower salaries and related expenses resulting from a reduction in headcount and lower scale-up expenses compared to the prior-year period.
SG&A Expenses

	Three Months Ended		Change
(in thousands)	April 1, 2023	April 2, 2022	Amount	%
Selling, general and administrative expenses	$51,900	$75,114	$(23,214)	(30.9)%
SG&A expenses decreased $23.2 million, or 30.9%, to 56.3% of net revenues in the three months ended April 1, 2023, from 68.6% of net revenues in the prior-year period. The decrease in SG&A expenses was primarily due to $6.8 million in lower marketing costs other than advertising and product donation costs discussed below, a $5.0 million decrease in salaries and related expenses resulting from lower headcount, $4.9 million in lower advertising costs, $2.7 million in lower outbound freight costs, $2.3 million in lower consulting fees and $1.8 million in lower product donation costs, partially offset by $3.6 million in higher loss on sale or retirement of equipment.
Restructuring Expenses
As a result of the termination in May 2017 of an exclusive supply agreement with one of our co- manufacturers due to non-performance under the agreement, we recorded restructuring expenses of $3.0 million in the three months ended April 2, 2022. In the three months ended April 1, 2023, we recorded a credit of $(0.4) million in restructuring expenses, primarily driven by a reversal of certain accruals. The restructuring expenses were primarily related to legal and other expenses associated with the dispute. As of April 1, 2023 and December 31, 2022, there were $0.3 million and $0.7 million, respectively, in accrued and unpaid restructuring expenses. On October 18, 2022, the parties entered into a confidential written settlement agreement and mutual release pursuant to which the parties agreed to dismiss with prejudice all claims and cross-claims asserted in the associated cases filed in the Superior Court of the State of California for the County of Los Angeles and the United States District Court for the Central District of California. See Note 3, Restructuring, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Loss from Operations
Loss from operations in the three months ended April 1, 2023 was $57.7 million compared to $97.6 million in the prior-year period. The decrease in loss from operations in the three months ended April 1, 2023 was primarily driven by higher gross profit, lower marketing-related expenses including advertising and product donation costs, reduced non-production headcount expenses primarily as a result of the reduction in force implemented in October 2022, decreased production trial expenses and lower outbound freight costs included in our selling expenses compared to the prior-year period.

Total Other Income (Expense), net
Total other income (expense), net in the three months ended April 1, 2023 of $1.9 million consisted primarily of $2.7 million in interest income and $0.3 million in foreign currency transaction gains, partially offset by $(1.0) million in interest expense. Total other income (expense), net in the three months ended April 2, 2022 of $(2.1) million consisted primarily of $(1.0) million in interest expense and $(1.1) million in foreign currency transaction losses.
Net Loss
Net loss was $59.0 million in the three months ended April 1, 2023, compared to $100.5 million in the prior-year period. The reduction in net loss during the three months ended April 1, 2023 compared to the prior-year period was primarily due to the reduction in loss from operations and the increase in total other income (expense), net, partially offset by a $2.6 million increase in losses related to TPP.
Non-GAAP Financial Measures
We use the non-GAAP financial measures set forth below in assessing our operating performance and in our financial communications. Management believes these non-GAAP financial measures provide useful additional information to investors about current trends in our operations and are useful for period-over-period comparisons of operations. In addition, management uses these non-GAAP financial measures to assess operating performance and for business planning purposes. Management also believes these measures are widely used by investors, securities analysts, rating agencies and other parties in evaluating companies in our industry as a measure of our operational performance. These non-GAAP financial measures should not be considered in isolation or as substitutes for the comparable GAAP measures. In addition, these non-GAAP financial measures may not be computed in the same manner as similarly titled measures used by other companies.
“Adjusted EBITDA” is defined as net loss adjusted to exclude, when applicable, income tax expense, interest expense, depreciation and amortization expense, restructuring expenses, share-based compensation expense, and Other, net, including interest income and foreign currency transaction gains and losses.
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
•Adjusted EBITDA does not reflect Other, net, including interest income and foreign currency transaction gains and losses, that may increase or decrease cash available to us; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net loss, as reported (unaudited):

	Three Months Ended
(in thousands)	April 1, 2023	April 2, 2022
Net loss, as reported	$(59,037)	$(100,458)
Income tax expense	—	10
Interest expense	989	1,025
Depreciation and amortization expense	6,049	7,091
Restructuring expenses(1)	(426)	3,026
Share-based compensation expense	9,565	9,292
Other, net(2)	(2,908)	1,124
Adjusted EBITDA	$(45,768)	$(78,890)
Net loss as a % of net revenues	(64.0)%	(91.8)%
Adjusted EBITDA as a % of net revenues	(49.6)%	(72.1)%
____________

(1)
Primarily comprised of legal and other expenses associated with the dispute with a co-manufacturer with whom an exclusive supply agreement was terminated in May 2017. In the three months ended April 1, 2023, we recorded a credit of $(0.4) million in restructuring expenses, primarily driven by a reversal of certain accruals. See Note 3, Restructuring, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

(2)	Includes $0.3 million in net foreign currency transaction gains and $1.1 million in net foreign currency transaction losses in the three months ended April 1, 2023 and April 2, 2022, respectively.

Liquidity and Capital Resources
Convertible Senior Notes
In 2021, the Company issued $1.15 billion aggregate principal amount of its 0% Convertible Senior Notes due 2027 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. For a discussion about the Notes, see Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Liquidity
Liquidity Outlook
In 2023, our cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part I, Item 1A, “Risk Factors,” of our 2022 10-K and Part II, Item 1A, “Risk Factors” and “Note Regarding Forward-Looking Statements” included elsewhere in this report. Inflation, rising interest rates, adverse developments affecting the financial services industry, overall economic conditions, the COVID-19 pandemic and hostilities in Eastern Europe have led to increased disruption and volatility in capital markets and credit markets generally which could adversely affect our liquidity and capital resources in the future. However, based on our current business plan, we believe that our existing cash balances along with our anticipated cash flow from operations will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. In the future, we may raise funds by issuing debt or equity securities. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. Our cash requirements under our significant contractual obligations and commitments are listed below in the section titled “Contractual Obligations and Commitments.” In addition, our ability to meet our cash flow positive targets is subject to a number of assumptions and uncertainties, including, without limitation, our ability to reduce costs and achieve positive gross margins; our ability to meet certain revenue and operating expense targets, which may be subject to factors beyond our control; and our ability to monetize inventory and manage working capital.
Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth; the successful implementation of the cost-reduction initiatives described elsewhere in this report; timing to adjust our supply chain and cost structure in response to material fluctuations in product demand; the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; our investment in and build out of our Campus Headquarters (as defined herein); the expenses associated with our marketing initiatives; our investment in manufacturing and facilities to expand our manufacturing and production capacity; our investments in real property and joint ventures; the costs required to fund domestic and international operations and growth; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us or our directors and officers; the expenses needed to attract and retain skilled personnel; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
We expect our operating expenses in 2023 to decrease from the levels in 2022, primarily as a result of the reduction in force implemented in October 2022 and as we focus on reducing and optimizing operating expenses more broadly.
Sources of Liquidity
Our primary cash needs are for operating expenses, working capital and capital expenditures to support our business. We finance our operations primarily through sales of our products and existing cash. We have raised a total of $199.5 million from the sale of convertible preferred stock, including through sales of convertible notes which were converted into preferred stock, net of costs associated with such financings. In connection with our IPO, we sold an aggregate of 11,068,750 shares of our common stock at a public offering price of $25.00 per share and received approximately $252.4 million in net proceeds. On August 5, 2019, we completed a secondary public offering of our common stock in which we sold 250,000 shares and certain selling stockholders sold 3,487,500 shares. We sold 250,000 shares of our common stock at a public offering price of $160.00 per share and received approximately $37.4 million in net proceeds.
In March 2021, we issued $1.2 billion in aggregate principal amount of Notes. See Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. As of April 1, 2023, we had $258.6 million in unrestricted cash and cash equivalents and $15.0 million in restricted cash, which was comprised of $12.6 million to secure the letter of credit to support the development and leasing of our Campus Headquarters and $2.4 million to secure a letter of credit associated with a new third party contract manufacturer in Europe.
Cash Flows
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated.

	Three Months Ended
(in thousands)	April 1, 2023	April 2, 2022
Cash (used in) provided by:
Operating activities	$(42,177)	$(165,210)
Investing activities	$(6,302)	$(21,499)
Financing activities	$(149)	$331
Net Cash Used in Operating Activities
In the three months ended April 1, 2023, we incurred a net loss of $59.0 million, which was the primary reason for net cash used in operating activities of $42.2 million. Net cash outflows from changes in our operating assets and liabilities were $7.9 million, primarily due to payments of accounts payable, an increase in accounts receivable, an increase in prepaid lease costs related to our Campus Headquarters and a decrease in operating lease liabilities. The cash outflows were partially offset by the decrease in raw materials and packaging inventory and a decrease in prepaid expenses and other current assets. Net loss in the three months ended April 1, 2023 included $24.8 million in non-cash expenses primarily comprised of share-based compensation expense, depreciation and amortization expense, loss on sales of fixed assets and equity in losses of TPP.
In the three months ended April 2, 2022, we incurred a net loss of $100.5 million, which was the primary reason for net cash used in operating activities of $165.2 million. Net cash outflows from changes in our operating assets and liabilities was $84.2 million, primarily due to an increase in finished goods inventory, an increase in prepaid lease costs related to our Campus Headquarters and an increase in accounts receivable. The cash outflows were partially offset by an increase in accrued expenses and other current liabilities. Net loss in the three months ended April 2, 2022 included $19.5 million in non-cash expenses primarily comprised of share-based compensation expense and depreciation and amortization expense.
Depreciation and amortization expense was $6.0 million and $7.1 million in the three months ended April 1, 2023 and April 2, 2022, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our growth and investment in property, plant and equipment.
In the three months ended April 1, 2023, net cash used in investing activities was $6.3 million and consisted of cash outflows for purchases of property, plant and equipment, primarily driven by continued investments in production equipment and facilities, and $3.3 million in investment in TPP that was previously committed, partially offset by $2.3 million in proceeds from the sale of certain fixed assets.
In the three months ended April 2, 2022, net cash used in investing activities was $21.5 million and consisted of cash outflows for purchases of property, plant and equipment, primarily driven by continued investments in production equipment and facilities related to our capacity expansion initiatives and international expansion.
Net Cash Provided by Financing Activities
In the three months ended April 1, 2023, net cash used by financing activities was $0.1 million, primarily from the $0.3 million in payments of minimum withholding taxes on net share settlement of equity awards and payments under finance lease obligations, partially offset by $0.1 million in proceeds from stock option exercises.

In the three months ended April 2, 2022, net cash provided by financing activities was $0.3 million, primarily from the $0.8 million in proceeds from stock option exercises, partially offset by $0.4 million in payments of minimum withholding taxes on net share settlement of equity awards, and payments under finance lease obligations.
Contractual Obligations and Commitments
There have been no significant changes during the three months ended April 1, 2023 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the 2022 10-K, other than the following:
Leases
On January 14, 2021, we entered into the Campus Lease, a 12-year lease with two 5-year renewal options to house its corporate headquarters, lab and innovation space (the “Campus Headquarters”) in El Segundo, California. Although we are involved in the design of the tenant improvements of the Campus Headquarters, we do not have title or possession of the assets during construction. In addition, we do not have the ability to control the leased Campus Headquarters until each phase of the tenant improvements is complete. We contributed $3.1 million and $55.1 million in payments towards the construction of the Campus Headquarters in the three months ended April 1, 2023 and the year ended December 31, 2022, respectively. These payments are initially recorded in “Prepaid lease costs, non-current” in our condensed consolidated balance sheets and will ultimately be reclassified as a component of a right-of-use asset upon lease commencement for each phase of the lease. In 2022, the tenant improvements associated with Phase 1-A were completed, and the underlying asset was delivered to us. As such, upon commencement of Phase 1-A, we recognized a $64.1 million right-of-use asset, which included the reclassification of $27.7 million of the construction payments previously included in “Prepaid lease costs, non-current,” and a $36.6 million lease liability. Aggregate payments towards base rent over the initial lease term associated with the remaining phases not yet delivered to us will be approximately $118.4 million.
On February 14, 2023, we terminated the lease of our Commerce, California commercialization center. As a result of this termination, during the first quarter of 2023, the balances in the “Operating lease right-of use assets,” “Current portion of operating lease liabilities” and “Operating lease liabilities, net of current portion” were reduced by $11.3 million, $0.8 million and $10.5 million, respectively. See Note 4, Leases, and Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
China Investment and Lease Agreement
As of April 1, 2023, we had invested $22.0 million as the registered capital of our wholly-owned subsidiary Beyond Meat (Jiaxing) Food Co., Ltd. (“BYND JX”) and advanced $20.0 million to BYND JX. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Investment in the Planet Partnership
On January 25, 2021, we entered into the Planet Partnership, LLC (“TPP”), a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. We recognized our share of the net losses in TPP in the amount of $3.2 million and $0.7 million for the three months ended April 1, 2023 and April 2, 2022, respectively.
As of the year ended December 31, 2022, we had contributed our share of the investment in TPP in the amount of $24.3 million. In the three months ended April 1, 2023, we contributed an additional $3.3 million of our share of an additional investment in TPP resulting in a total contribution of $27.6 million as of April 1, 2023. See Note 2, Summary of Significant Accounting Policies, Note 10, Commitments and Contingencies, and Note

13, Related Party Transactions, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
In the first quarter of 2023, we continued the process of restructuring certain contracts and operating activities related to Beyond Meat Jerky. We intend to assume distribution responsibilities for Beyond Meat Jerky starting in the fourth quarter of 2023 and believe this move will support our gross margin expansion objectives. TPP will remain as a vehicle to evaluate a range of plant-based food and beverage products for potential future business development. For a discussion of the risks associated with our assumption of the distribution responsibilities for Beyond Meat Jerky, see Part II, Item 1A, “Risk Factors—Risks Related to Our Investments—Joint ventures may not operate according to their business plans if our partners fail to fulfill their obligations, which may adversely affect our results of operations and compel us to dedicate additional resources to these joint ventures. Restructuring certain contracts and operating activities related to Beyond Meat Jerky and our assumption of distribution responsibilities for Beyond Meat Jerky may not be successful.”
Purchase Commitments
As of April 1, 2023, we had $79.8 million in fee commitments to manufacture products at a co-manufacturer’s facility over a 5-year term. For a portion of the contract term, if the minimum order for a month is not fulfilled, we may be assessed a fee per pound, which fee may be waived by the co-manufacturer upon reaching certain aggregate quantity limits. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
On July 27, 2022, we entered into an agreement to purchase certain property on a neighboring site to our manufacturing facility in Europe located in Enschede, the Netherlands, for cash consideration of approximately €6.3 million, of which a €0.9 million deposit was made during 2022. The purchase is expected to close in the second half of 2023.
As of April 1, 2023, we had committed to purchase pea protein inventory totaling $40.2 million in the remainder of 2023. In addition, as of April 1, 2023, we had approximately $26.0 million in purchase order commitments for capital expenditures to purchase property, plant and equipment including machinery and equipment, including the commitment to purchase the Enschede facility. Payments for these purchases will be due within twelve months.
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
During the first quarter of 2023, we completed a reassessment of the useful lives of our large manufacturing and research and development equipment, and determined that we should increase the estimated useful lives for certain of our equipment from a range of 5 to 10 years to a uniform 10 years. The timing of this reassessment was based on a combination of factors accumulating over time, including historical useful life information and changes in our planned use of the equipment, that provided us with updated information that allowed us to make a better estimate of the economic lives of such equipment. This reassessment was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1,

2023. This change in accounting estimate decreased depreciation expense for the three months ended April 1, 2023 by $5.6 million, impacting cost of goods sold and research and development expenses by $5.1 million and $0.5 million, respectively, and decreased both basic and diluted net loss per share available to common stockholders by $0.09. There have been no other material changes in our critical accounting policies during the three months ended April 1, 2023, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2022 10-K.
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
On March 5, 2021, we issued $1.0 billion aggregate principal amount of our 0% Convertible Senior Notes due 2027 and on March 16, 2021, we issued $150.0 million aggregate principal amount of additional notes. The proceeds from the issuance of the Notes were approximately $1.0 billion, net of capped call transaction costs of $84.0 million and debt issuance costs totaling $23.6 million. See Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. The Notes do not bear regular interest, and the principal amount of the Notes do not accrete. However, special interest and additional interest may accrue on the Notes at a rate per annum not exceeding 0.50% (subject to certain exceptions) upon the occurrence of certain events relating to the failure to file certain SEC reports or to remove certain restrictive legends from the Notes.
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
As of April 1, 2023, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $0.5 million, or a decrease of approximately $0.5 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials. As of April 1, 2023, we had a multi-year sales agreement with Roquette which expires in December 2023. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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

Our foreign exchange risk is primarily related to our intercompany balances denominated in various foreign currencies. We have exposure to the European Euro and the Chinese Yuan. Unrealized translation gains (losses), net of tax, reported as cumulative translation adjustments through “Other comprehensive loss” were $3,000 and $(0.7) million in the three months ended April 1, 2023 and April 2, 2022, respectively. Foreign currency transaction gains and (losses) included in “Other, net” were $0.3 million and $(1.1) million in the three months ended April 1, 2023 and April 2, 2022, respectively.
Based on the intercompany balances as of April 1, 2023, an assumed 5% or 10% adverse change to foreign exchange rates would result in a loss of approximately $4.6 million and $9.2 million, respectively, recorded in “Other, net.”
Inflation Risk
Although we have seen inflation in certain raw materials, and in the cost of logistics and labor, we do not believe that inflation has had a material effect on the costs of our inputs to date. Although difficult to quantify, we believe inflation is likely having an adverse effect on our end customers’ ability to purchase our products, resulting in decreased sales. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition. For additional information, see “Risk Factors—Risks Related to Our Business—Inflationary price pressures of raw materials, labor, transportation, fuel or other inputs used by us and our suppliers, including the effects of rising interest rates, could negatively impact our business and results of operations in Part I, Item 1A, “Risk Factors,” in our 2022 10-K.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For a description of our material pending legal proceedings, please see Note 10, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our 2022 10-K, as updated and supplemented below and in our subsequent filings. These risks could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or future results.
Risk Factors
Risks Related to Our Business
We may not be able to utilize our capacity efficiently or accurately plan our capacity requirements, which may adversely affect our gross margin, business and operating results.
If we overestimate our demand and overbuild our capacity or inventory, we may have significantly underutilized assets. Underutilization of our manufacturing and/or co-manufacturing facilities can adversely affect our gross margin and other operating results. If demand for our products experiences a prolonged decrease, we may be required to terminate or make penalty-type payments under certain supply chain arrangements, close or idle facilities and write down our long-lived assets or shorten the useful lives of underutilized assets and accelerate depreciation, which would increase our expenses. For example, in 2022, lower than anticipated revenues negatively impacted our capacity utilization, which resulted in the Company incurring underutilization fees and termination fees that were required in order to exit certain of our supply chain arrangements.
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
Our ability to make, move and sell products in coordination with our suppliers, third party contract manufacturers and distributors is critical to our success. Damage or disruption to our collective supply, manufacturing or distribution capabilities resulting from severe weather, fires or evacuations related thereto, natural disasters, including climate-related events, pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases, agricultural diseases, cyber incidents, security breaches, system failures, terrorism, governmental restrictions or mandates, political instability, trade restrictions, import restrictions, border closures, freight carrier availability, labor shortages, strikes or other labor unrest, the financial or operational instability of key suppliers and carriers, disruptions, repairs or enhancements at facilities manufacturing or delivering our products or other reasons could impair our ability to source inputs or manufacture, sell or timely deliver our products. To the extent we are unable to mitigate the likelihood or potential impact of such events, there could be a material adverse effect on our operating and financial results.
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
The Company is subject to accounting estimate risks.
The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make significant estimates that affect the financial statements. Estimates are made at specific points in time and based on facts, historical experience and various other factors believed to be reasonable under the circumstances at such time. For example, during the first quarter of 2023, we completed a reassessment of the useful lives of our large manufacturing and research and development equipment, and determined that we should increase the estimated useful lives from a range 5 to 10 years to a uniform 10 years. The timing of this reassessment was based on a combination of factors accumulating over time, including historical useful life information and changes in our planned use of the equipment that provided us with updated information that allowed us to make a better estimate of the economic lives of such equipment. This was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2023. If actual results differ from our judgments and assumptions, then it may have a material, adverse impact on our results of operations and cash flows. For the three months ended April 1, 2023, this change in accounting estimate decreased depreciation expense by $5.6 million, impacting cost of goods sold and research and development expenses by $5.1 million and $0.5 million, respectively, and decreased both basic and diluted net loss per share available to common stockholders by $0.09.
Risks Related to Our Investments
Joint ventures may not operate according to their business plans if our partners fail to fulfill their obligations, which may adversely affect our results of operations and compel us to dedicate additional resources to these joint ventures. Restructuring certain contracts and operating activities related to Beyond Meat Jerky and our assumption of distribution responsibilities for Beyond Meat Jerky may not be successful.
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
As we continue to restructure certain contracts and operating activities related to Beyond Meat Jerky, we may be unable to realize the contemplated benefits in connection with such efforts. We intend to transition and assume the distribution responsibilities for Beyond Meat Jerky in-house, starting in the fourth quarter of 2023. Because this transition will both limit our distribution reach for Beyond Meat Jerky and reduce our total number of U.S. retail distribution outlets, such transition may adversely affect our net revenues. If we are unable to successfully transition distribution responsibilities in-house, we may require the engagement of third-party retail product distribution or other partners, which could have an adverse impact on our margin expansion objectives. Furthermore, if consumer demand for Beyond Meat Jerky continues to decrease, or we fail to successfully market, distribute and sell the product, we may not be able to generate significant revenue, which may require the implementation of additional measures, including downsizing or exiting certain operations. The restructuring efforts may require significant attention of our management and other personnel, which would divert resources from our core business or operations. Our failure to successfully accomplish any of the above activities and goals may have a material adverse effect on our net revenues, business, financial condition and results of operations.
Risks Related to Our Intellectual Property, Information Technology, Cybersecurity and Privacy
We rely on information technology systems, and any inadequacy, failure, interruption or security breaches of those systems, including those of third parties upon which we rely, may harm our ability to effectively operate our business.
We and the third parties upon which we rely are dependent on various information technology systems, including, but not limited to, networks, applications and outsourced services in connection with the operation of our business. A failure of our information technology systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and loss of sales, causing our business to suffer. In addition, our information technology systems, and those of the third parties upon which we rely, may be vulnerable to damage or interruption from circumstances beyond our control, including cyber attacks, fire, severe weather, natural disasters, systems failures, viruses and security breaches, particularly in light of many of our employees working remotely. Any such damage or interruption could materially disrupt our systems and operations, supply chain and ability to produce, sell and distribute our products and may have a material adverse effect on our business.
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
Breaches of our data systems, or those of our vendors and other third parties on which we rely, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, vendor software supply chain compromises, physical breaches or other actions, could result in material interruptions or malfunctions in our or such third parties’ websites, applications or data processing, or the disruption of other business operations. A successful cyber-attack against any of our supply chain vendors’ information technology systems may disrupt our supply chain. For example, in April 2023, one of our temperature-controlled warehousing vendors began to receive evidence that its computer network was affected by a cybersecurity incident. Although the full impact of the vendor’s cybersecurity incident on our operations and business is not yet known, it and similar disruptions of our supply chain could result in material adverse impacts on our revenue, business, financial condition or results of operations, including affecting customer demand, orders that may not materialize due to delayed deliveries and subsequent lost sales that we may not be able to recover in full, or at all. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage all of which could have a material adverse effect on our business, financial condition or results of operations. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means.
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
As of April 1, 2023, we had cash and cash equivalents and restricted cash of $273.6 million. Our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, including strategic collaborations. Such financing may result in dilution to stockholders, reduction in the market price of our common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, the capital markets may experience extreme volatility and disruption, including rising interest rates and higher borrowing costs, which could make it more difficult for us to raise capital. If we cannot access the capital markets upon favorable terms or at all, it may impact our ability to achieve our goals.
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
As of April 1, 2023, we had $15.0 million in restricted cash, which was comprised of $12.6 million to secure the letter of credit to support the development and leasing of our Campus Headquarters and $2.4 million to secure a letter of credit associated with a new third party contract manufacturer in Europe. Our inability to access and employ the cash that collateralizes our outstanding and future letters of credit may impact our liquidity and could have an adverse impact on our business, operations and financial condition.

Adverse developments affecting the financial services industry could adversely affect our current and projected business operations, our financial condition and results of operations.
On March 10, 2023, it was announced that Silicon Valley Bank (“SVB”) was unable to continue their operations and that the Federal Deposit Insurance Corporation was appointed as receiver for SVB. Although we did not have a material amount of funds in SVB or other institutions that have since closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues. If failures in financial institutions occur where we hold deposits, we could experience additional risk and any such loss or limitation on our cash and cash equivalents would adversely affect our business.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.
Risks Related to Regulatory and Legal Compliance Matters, Litigation and Legal Proceedings
We are subject to international regulations that could adversely affect our business and results of operations.
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
In Europe, the Agriculture Committee of the European Parliament proposed in May 2019 to reserve the use of “meat” and meat-related terms and names for products that are manufactured from the edible parts of animals. In October 2020, the European Parliament rejected the adoption of this provision. In the absence of European Union legislation, Member States remain free to establish national restrictions on meat-related names. In June 2020, France adopted a law prohibiting names to indicate foodstuffs of animal origin to describe, market, or promote foodstuffs containing vegetable proteins. In October 2021, France published a draft implementing decree to define, for example, the sanctions in case of non-compliance with the new law. The Decree was published on June 29, 2022, and entered into force on October 1, 2022. We do not believe that the Decree complies with the laws of the European Union (EU), in particular the principle of free movement of goods. On July 27, 2022, at the request of a trade association, the French High Administrative Court partially suspended the execution of the Decree. This signals that there are indeed serious doubts as to the lawfulness of the Decree, though the suspension is only partial and temporary until the Court rules on the merits of the case. We understand that at least two more trade associations are also considering litigation. In this context, on October 21, 2022, the Company filed an application for annulment against the Decree. The Company also intervened in favor of the trade association in their pending case against the Decree on November 16, 2022. Several plant-based companies filed voluntary intervention in support of the Company’s case on April 20, 2023.
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
From time to time, we may be party to various claims and litigation proceedings. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates. For information regarding pending legal proceedings, please see Part II, Item I, Legal Proceedings, and Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	10-Q	6/12/2019	3.1
3.2	Amended and Restated Bylaws.	8-K	4/11/2023	3.1
4.1	Form of Common Stock Certificate.	S-1/A	3/27/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated as of October 5, 2018, by and among the Registrant and the other parties thereto.	S-1	11/16/2018	4.2
4.3	Description of Registrant’s Securities.	10-K	3/01/2023	4.3
4.4	Indenture, dated as of March 5, 2021, between Beyond Meat, Inc. and U.S. Bank National Association, as trustee.	8-K	3/05/2021	4.1
4.5	Form of certificate representing 0% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.1 to the Form 8-K filed on March 5, 2021).	8-K	3/05/2021	4.1
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2023 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders' (Deficit) Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

BEYOND MEAT, INC.

Date:	May 10, 2023	By:	/s/ Ethan Brown
Ethan Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2023	By:	/s/ Lubi Kutua
Lubi Kutua
Chief Financial Officer, Treasurer
(Principal Financial Officer)