Form 10-Q
period 2023-07-01
BEYOND MEAT, INC.
filed 2023-08-09
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                Yes  ☐   No  ☒
As of August 8, 2023, the registrant had 64,385,791 shares of common stock, $0.0001 par value per share, outstanding.

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
•decreased demand, and the underlying factors negatively impacting demand, in the plant-based meat category;
•the impact of adverse and uncertain economic and political conditions in the U.S. and international markets, including concerns about the likelihood of an economic recession, downturn or periods of rising or high inflation;
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
•the effects of competitive activity from our market competitors and new market entrants;
•disruption to, and the impact of uncertainty in, our domestic and international supply chain, including labor shortages and disruption, shipping delays and disruption, and the impact of cyber incidents at suppliers and vendors;
•risks and uncertainties related to certain cost-reduction initiatives, workforce reductions, executive leadership changes, and the timing and success of achieving certain financial goals or cash flow positive objectives;
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
•changes in the retail landscape, including our ability to maintain and expand our distribution footprint, the timing and level of trade and promotion discounts, our ability to maintain and grow market share and increase household penetration, repeat purchases, buying rates (amount spent per buyer) and purchase frequency, and our ability to maintain and increase sales velocity of our products;
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
•risks associated with underutilization of capacity which could give rise to increased costs per unit, underutilization fees and termination fees to exit certain supply chain arrangements and/or the write-off of certain equipment;
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
•the success of our marketing initiatives and the ability to maintain and grow our brand awareness, maintain, protect and enhance our brand, attract and retain new customers and maintain and grow our market share, particularly while we are seeking to reduce our operating expenses;
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
•our ability to keep pace with technological changes impacting the development of our products and implementation of our business needs;
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
•the impact of marketing campaigns aimed at generating negative publicity regarding our products, brand and the plant-based meat category, including regarding the nutritional value of our products;
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
v

This report also contains estimates and other statistical data obtained from independent parties and by us relating to market size and growth and other data about our industry and ultimate consumers. The number of retail and foodservice outlets where Beyond Meat branded products are available was derived from data as of June 2023. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates and data.
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
“Beyond Meat,” “Beyond Burger,” “Beyond Beef,” “Beyond Sausage,” “Beyond Breakfast Sausage,” “Beyond Meatballs,” “Beyond Chicken,” “Beyond Popcorn Chicken,” “Beyond Steak,” the Caped Steer Logo and “Eat What You Love” are registered or pending trademarks of Beyond Meat, Inc. in the United States and, in some cases, in certain other countries. All other brand names or trademarks appearing in this report are the property of their respective holders. Solely for convenience, the trademarks and trade names contained herein are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	July 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$210,781	$309,922
Restricted cash, current	2,552	—
Accounts receivable, net	50,821	34,198
Inventory	207,138	235,696
Prepaid expenses and other current assets	26,051	20,700
Assets held for sale	98	5,943
Total current assets	$497,441	$606,459
Restricted cash, non-current	12,600	12,627
Property, plant, and equipment, net	250,335	257,002
Operating lease right-of-use assets	136,264	87,595
Prepaid lease costs, non-current	60,794	85,472
Other non-current assets, net	9,314	10,744
Investment in unconsolidated joint venture	1,837	2,325
Total assets	$968,585	$1,062,224
Liabilities and stockholders’ (deficit) equity:
Current liabilities:
Accounts payable	$39,508	$55,300
Current portion of operating lease liabilities	3,127	3,812
Accrued expenses and other current liabilities	12,009	16,729
Total current liabilities	$54,644	$75,841
Long-term liabilities:
Convertible senior notes, net	$1,135,575	$1,133,608
Operating lease liabilities, net of current portion	77,122	55,854
Finance lease obligations and other long-term liabilities	362	469
Total long-term liabilities	$1,213,059	$1,189,931
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	July 1, 2023	December 31, 2022
Commitments and Contingencies (Note 10)
Stockholders’ (deficit) equity:
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	$—	$—
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 64,318,246 and 63,773,982 shares issued and outstanding at July 1, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	561,484	544,357
Accumulated deficit	(855,651)	(743,109)
Accumulated other comprehensive loss	(4,957)	(4,802)
Total stockholders’ deficit	$(299,118)	$(203,548)
Total liabilities and stockholders’ (deficit) equity	$968,585	$1,062,224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net revenues	$102,149	$147,040	$194,385	$256,495
Cost of goods sold	99,876	153,202	185,927	262,467
Gross profit (loss)	2,273	(6,162)	8,458	(5,972)
Research and development expenses	8,773	16,202	21,205	35,880
Selling, general and administrative expenses	47,455	63,015	99,355	138,129
Restructuring expenses	(201)	4,302	(627)	7,328
Total operating expenses	56,027	83,519	119,933	181,337
Loss from operations	(53,754)	(89,681)	(111,475)	(187,309)
Other (expense) income, net:
Interest expense	(989)	(1,108)	(1,978)	(2,133)
Other, net	1,746	(4,902)	4,654	(6,026)
Total other income (expense), net	757	(6,010)	2,676	(8,159)
Loss before taxes	(52,997)	(95,691)	(108,799)	(195,468)
Income tax expense	5	11	5	21
Equity in losses of unconsolidated joint venture	503	1,432	3,738	2,103
Net loss	$(53,505)	$(97,134)	$(112,542)	$(197,592)
Net loss per share available to common stockholders—basic and diluted	$(0.83)	$(1.53)	$(1.76)	$(3.11)
Weighted average common shares outstanding—basic and diluted	64,246,048	63,573,658	64,119,258	63,519,444
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net loss	$(53,505)	$(97,134)	$(112,542)	$(197,592)
Other comprehensive loss, net of tax:
Foreign currency translation loss, net of tax	(158)	(2,259)	(155)	(2,982)
Comprehensive loss, net of tax	$(53,663)	$(99,393)	$(112,697)	$(200,574)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2021	63,400,899	$6	$510,014	$(376,972)	$(553)	$132,495
Net loss	—	—	—	(100,458)	—	(100,458)
Issuance of common stock under equity incentive plans, net	124,500	—	375	—	—	375
Share-based compensation for equity classified awards	—	—	9,292	—	—	9,292
Foreign currency translation adjustment	—	—	—	—	(723)	(723)
Balance at April 2, 2022	63,525,399	$6	$519,681	$(477,430)	$(1,276)	$40,981
Net loss	—	—	—	(97,134)	$—	(97,134)
Issuance of common stock under equity incentive plans, net	117,970	—	165	—	$—	165
Share-based compensation for equity classified awards	—	—	10,306	—	$—	10,306
Foreign currency translation adjustment	—	—	—	—	$(2,259)	(2,259)
Balance at July 2, 2022	63,643,369	$6	$530,152	$(574,564)	$(3,535)	$(47,941)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2022	63,773,982	$6	$544,357	$(743,109)	$(4,802)	$(203,548)
Net loss	—	—	—	(59,037)	—	(59,037)
Issuance of common stock under equity incentive plans, net	376,772	—	(117)	—	—	(117)
Share-based compensation for equity classified awards	—	—	9,565	—	—	9,565
Foreign currency translation adjustment	—	—	—	—	3	3
Balance at April 1, 2023	64,150,754	$6	$553,805	$(802,146)	$(4,799)	$(253,134)
Net loss	—	—	—	(53,505)	—	(53,505)
Issuance of common stock under equity incentive plans, net	167,492	—	(69)	—	—	(69)
Share-based compensation for equity classified awards	—	—	7,748	—	—	7,748
Foreign currency translation adjustment	—	—	—	—	(158)	(158)
Balance at July 1, 2023	64,318,246	$6	$561,484	$(855,651)	$(4,957)	$(299,118)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Six Months Ended
	July 1, 2023	July 2, 2022
Cash flows from operating activities:
Net loss	$(112,542)	$(197,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,928	14,820
Non-cash lease expense	3,613	2,091
Share-based compensation expense	17,313	19,598
Loss on sale of fixed assets	3,804	400
Amortization of debt issuance costs	1,967	1,967
Equity in losses of unconsolidated joint venture	3,738	2,103
Unrealized losses on foreign currency transactions	213	7,076
Net change in operating assets and liabilities:
Accounts receivable	(16,462)	(30,158)
Inventories	28,975	(17,036)
Prepaid expenses and other assets	(4,705)	(992)
Accounts payable	(14,177)	(206)
Accrued expenses and other current liabilities	(4,852)	7,949
Prepaid lease costs, non-current	(4,593)	(43,651)
Operating lease liabilities	(2,556)	(2,059)
Net cash used in operating activities	$(88,336)	$(235,690)
Cash flows from investing activities:
Purchases of property, plant and equipment	$(7,139)	$(41,965)
Proceeds from sale of fixed assets	2,316	—
Payments for investment in joint venture	(3,250)	—
Return of security deposits	—	(23)
Net cash used in investing activities	$(8,073)	$(41,988)
Cash flows from financing activities:
Principal payments under finance lease obligations	$(115)	$(43)
Proceeds from exercise of stock options	152	1,309
Payments of minimum withholding taxes on net share settlement of equity awards	(337)	(769)
Net cash (used in) provided by financing activities	$(300)	$497
Net decrease in cash, cash equivalents and restricted cash	$(96,709)	$(277,181)
Effect of exchange rate changes on cash	94	(1,439)
Cash, cash equivalents and restricted cash at the beginning of the period	322,548	733,294
Cash, cash equivalents and restricted cash at the end of the period	$225,933	$454,674
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Six Months Ended
	July 1, 2023	July 2, 2022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$153
Taxes	$9	$21
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$1,769	$12,430
Reclassification of pre-paid lease costs to operating lease right-of-use assets	$29,270	$—
Non-cash additions to financing leases	$109	$115
Operating lease right-of-use assets obtained in exchange for lease liabilities	$36,400	$748
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
As of July 1, 2023, approximately 84% of the Company’s assets were located in the United States.
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
Foreign Currency
Foreign currency translation loss, net of tax, reported as cumulative translation adjustment through “Other comprehensive loss” was $0.2 million and $2.3 million in the three months ended July 1, 2023 and July 2, 2022, respectively. Net realized and unrealized foreign currency transaction losses included in “Other, net” were $1.0 million and $5.5 million in the three months ended July 1, 2023 and July 2, 2022, respectively.
Foreign currency translation loss, net of tax, reported as cumulative translation adjustment through “Other comprehensive loss” was $0.2 million and $3.0 million in the six months ended July 1, 2023 and July 2, 2022, respectively. Net realized and unrealized foreign currency transaction losses included in “Other, net” were $0.7 million and $6.6 million in the six months ended July 1, 2023 and July 2, 2022, respectively.
Fair Value of Financial Instruments
The Company had no financial instruments measured at fair value on a recurring basis at July 1, 2023 and December 31, 2022.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 in the three and six months ended July 1, 2023.
Restricted Cash
Restricted cash includes cash held as collateral for stand-alone letter of credit agreements related to normal business transactions. The agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder. The Company had $15.2 million in restricted cash as of July 1, 2023, which was comprised of $12.6 million to secure the letter of credit to support the development and leasing of the Company’s Campus Headquarters (as defined in Note 4) recorded in “Restricted cash, non-current” and $2.6 million to secure a letter of credit associated with a new third party contract manufacturer in Europe recorded in “Restricted cash, current” in the condensed consolidated balance sheet. See Note 10.
Revenue Recognition
At the end of each accounting period, the Company recognizes a contra asset to accounts receivable for estimated sales discounts that have been incurred but not paid which totaled $4.2 million and $4.6 million as of July 1, 2023 and December 31, 2022, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Presentation of Net Revenues by Channel
The following table presents the Company’s net revenues by channel:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
U.S.:
Retail	$48,490	$78,861	$92,649	$147,121
Foodservice	12,764	23,389	27,439	38,882
U.S. net revenues	61,254	102,250	120,088	186,003
International:
Retail	19,995	23,692	34,284	39,829
Foodservice	20,900	21,098	40,013	30,663
International net revenues	40,895	44,790	74,297	70,492
Net revenues	$102,149	$147,040	$194,385	$256,495
One distributor and one customer accounted for approximately 11% and 10%, respectively, of the Company’s gross revenues in the three months ended July 1, 2023; and two distributors accounted for approximately 16% and 10%, respectively, of the Company’s gross revenues in the three months ended July 2, 2022. One distributor accounted for approximately 11% of the Company’s gross revenues in the six months ended July 1, 2023; and one distributor accounted for approximately 13% of the Company’s gross revenues in the six months ended July 2, 2022. No other customer or distributor accounted for more than 10% of the Company’s gross revenues in the three and six months ended July 1, 2023 and July 2, 2022.
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
Shipping and Handling Costs
Outbound shipping and handling costs included in selling, general and administrative (“SG&A”) expenses in the three months ended July 1, 2023 and July 2, 2022 were $2.8 million and $4.2 million, respectively. Outbound shipping and handling costs included in SG&A expenses in the six months ended July 1, 2023 and July 2, 2022 were $6.0 million and $10.1 million, respectively.
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
In the three months ended July 1, 2023, the Company recorded a credit of $(0.2) million in restructuring expenses primarily driven by a reversal of certain accruals. In the three months ended July 2, 2022, the Company recorded $4.3 million in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses.
In the six months ended July 1, 2023, the Company recorded a credit of $(0.6) million in restructuring expenses primarily driven by a reversal of certain accruals. In the six months ended July 2, 2022, the Company recorded $7.3 million in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses.
As of July 1, 2023 and December 31, 2022, the Company had $6,000 and $0.7 million, respectively, in accrued and unpaid restructuring expenses related to this dispute.
Note 4. Leases
See Note 10.
Leases are classified as either finance leases or operating leases based on criteria in Accounting Standards Codification 842. The Company has operating leases for its corporate offices, including the Campus Lease, its former Manhattan Beach Project Innovation Center, its manufacturing facilities, warehouses and vehicles, and to a lesser extent, certain equipment and finance leases. Such leases generally have original lease terms between 2 years and 12 years, and often include one or more options to renew. Some leases also include early termination options, which can be exercised under specific conditions. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company does not have residual value guarantees or material restrictive covenants associated with its leases.
On January 14, 2021, the Company entered into the Campus Lease, a 12-year lease with two 5-year renewal options to house its corporate headquarters, lab and innovation space (the “Campus Headquarters”) in El Segundo, California. Although the Company is involved in the design of the tenant improvements of the Campus Headquarters, the Company does not have title or possession of the assets during construction. In addition, the Company does not have the ability to control the leased Campus Headquarters until each phase of the tenant improvements is complete. The Company contributed $4.6 million and $55.1 million in payments towards the construction of the Campus Headquarters in the six months ended July 1, 2023 and the year ended December 31, 2022, respectively. These payments are initially recorded in “Prepaid lease costs, non-current” in the Company’s condensed consolidated balance sheets and will ultimately be reclassified as a component of a right-of-use asset upon lease commencement for each phase of the lease. On June 1, 2023, the tenant improvements associated with

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Phase 1-B were completed, and the underlying asset was delivered to the Company. As such, upon commencement of Phase 1-B, the Company recognized a $64.9 million right-of-use asset, which included the reclassification of $29.3 million of the construction payments previously included in “Prepaid lease costs, non-current,” and a $35.6 million lease liability. In 2022, the tenant improvements associated with Phase 1-A were completed, and the underlying asset was delivered to the Company. As such, upon commencement of Phase 1-A, the Company recognized a $64.1 million right-of-use asset, which included the reclassification of $27.7 million of the construction payments previously included in “Prepaid lease costs, non-current,” and a $36.6 million lease liability.
Upon completion of the tenant improvements associated with Phase 1-B, the Company moved its headquarters, sales and marketing operations into the newly constructed Campus Headquarters where its innovation center is also located. On June 30, 2023, the Company terminated the lease of its former headquarters, also in El Segundo, California. As a result of this termination, during the second quarter of 2023, the balances in “Operating lease right-of use assets,” “Current portion of operating lease liabilities” and “Operating lease liabilities, net of current portion” were reduced by $1.9 million, $0.5 million and $1.4 million, respectively. Costs associated with this lease through its termination date, including termination costs, are included in operating lease costs related to selling, general and administrative expenses and are reflected in the tables below. On February 14, 2023, the Company terminated the lease of its Commerce, California commercialization center. As a result of this termination, during the first quarter of 2023, the balances in “Operating lease right-of use assets,” “Current portion of operating lease liabilities” and “Operating lease liabilities, net of current portion” were reduced by $11.3 million, $0.8 million and $10.5 million, respectively. Costs associated with this lease through its termination date, including termination costs, are included in operating lease costs related to research and development expenses and are reflected in the tables below.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Lease costs for operating and finance leases were as follows:

		Three Months Ended
(in thousands)	Statement of Operations Location	July 1, 2023	July 2, 2022
Operating lease cost:
Lease cost	Cost of goods sold	$401	$151
Lease cost	Research and development expenses	1,942	551
Lease cost	Selling, general and administrative expenses	751	860
Variable lease cost(1)	Cost of goods sold	39	9
Variable lease cost(1)	Research and development expenses	21	—
Variable lease cost(1)	Selling, general and administrative expenses	652	—
Operating lease cost		$3,806	$1,571
Short-term lease cost:
Short-term lease cost	Cost of goods sold	$21	$—
Short-term lease cost	Research and development expenses	38	—
Short-term lease cost	Selling, general and administrative expenses	50	152
Short-term lease cost		$109	$152
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$52	$45
Amortization of right-of use assets	Research and development expenses	4	—
Interest on lease liabilities	Interest expense	6	(12)
Variable lease cost(1)	Cost of goods sold	4	—
Finance lease cost		$66	$33
Total lease cost		$3,981	$1,756
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

		Six Months Ended
(in thousands)	Statement of Operations Location	July 1, 2023	July 2, 2022
Operating lease cost:
Lease cost	Cost of goods sold	$811	$762
Lease cost	Research and development expenses	4,472	1,065
Lease cost	Selling, general and administrative expenses	1,117	1,863
Variable lease cost(1)	Cost of goods sold	123	162
Variable lease cost(1)	Research and development expenses	83	—
Variable lease cost(1)	Selling, general and administrative expenses	1,168	—
Operating lease cost		$7,774	$3,852
Short-term lease cost:
Short-term lease cost	Cost of goods sold	$42	$—
Short-term lease cost	Research and development expenses	84	—
Short-term lease cost	Selling, general and administrative expenses	97	299
Short-term lease cost		$223	$299
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$105	$90
Amortization of right-of use assets	Research and development expenses	7	—
Interest on lease liabilities	Interest expense	11	12
Variable lease cost(1)	Cost of goods sold	5	—
Finance lease cost		$128	$102
Total lease cost		$8,125	$4,253
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental balance sheet information as of July 1, 2023 and December 31, 2022 related to leases are as follows:

(in thousands)	Balance Sheet Location	July 1, 2023	December 31, 2022
Assets
Operating leases	Operating lease right-of-use assets	$136,264	$87,595
Finance leases, net	Property, plant and equipment, net	568	688
Total lease assets		$136,832	$88,283

Liabilities
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$3,127	$3,812
Finance lease liabilities	Accrued expenses and other current liabilities	218	224
Long-term:
Operating lease liabilities	Operating lease liabilities, net of current portion	77,122	55,854
Finance lease liabilities	Finance lease obligations and other long-term liabilities	362	469
Total lease liabilities		$80,829	$60,359

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year, as of July 1, 2023:

	July 1, 2023
(in thousands)	Operating Leases	Finance Leases
Remainder of 2023	$4,318	$119
2024	8,368	209
2025	8,050	178
2026	8,030	72
2027	8,180	37
Thereafter	96,198	—
Total undiscounted future minimum lease payments	133,144	615
Less imputed interest	(52,895)	(35)
Total discounted future minimum lease payments	$80,249	$580
Weighted average remaining lease terms and weighted average discount rates were:

	July 1, 2023
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	14.4	3.0
Weighted average discount rate	6.8%	3.6%

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 5. Inventories
Major classes of inventory were as follows:

(in thousands)	July 1, 2023	December 31, 2022
Raw materials and packaging	$112,508	$139,509
Work in process	39,602	37,001
Finished goods	55,028	59,186
Total	$207,138	$235,696

Note 6. Property, Plant and Equipment
The Company records property, plant and equipment at cost and includes finance lease assets in “Property, plant and equipment, net” in its condensed consolidated balance sheets. A summary of property, plant, and equipment as of July 1, 2023 and December 31, 2022, is as follows:

(in thousands)	July 1, 2023	December 31, 2022
Manufacturing equipment	$197,976	$171,532
Research and development equipment	19,064	16,948
Leasehold improvements	23,920	22,740
Building	22,758	22,675
Finance leases	1,086	1,093
Software	3,458	2,377
Furniture and fixtures	1,079	866
Vehicles	584	584
Land	5,465	5,446
Assets not yet placed in service	70,047	93,152
Total property, plant and equipment	$345,437	$337,413
Less: accumulated depreciation and amortization	95,102	80,411
Property, plant and equipment, net	$250,335	$257,002
Depreciation and amortization expense in the three months ended July 1, 2023 and July 2, 2022 was $5.9 million and $7.7 million, respectively. Of the total depreciation and amortization expense in the three months ended July 1, 2023 and July 2, 2022, $5.3 million and $6.6 million, respectively, were recorded in cost of goods sold, $0.4 million and $1.0 million, respectively, were recorded in research and development expenses, and $0.2 million and $0.1 million, respectively, were recorded in SG&A expenses in the Company’s condensed consolidated statements of operations.
Depreciation and amortization expense in the six months ended July 1, 2023 and July 2, 2022 was $11.9 million and $14.8 million, respectively. Of the total depreciation and amortization expense in the six months ended July 1, 2023 and July 2, 2022, $10.7 million and $12.5 million, respectively, were recorded in cost of goods sold, $0.9 million and $2.0 million, respectively, were recorded in research and development expenses, and $0.3 million and $0.3 million, respectively, were recorded in SG&A expenses in the Company’s condensed consolidated statements of operations.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

During the first quarter of 2023, the Company completed a reassessment of the useful lives of its large manufacturing and research and development equipment, and determined that the Company should increase the estimated useful lives for certain of its equipment from a range of 5 to 10 years to a uniform 10 years. The timing of this reassessment was based on a combination of factors accumulating over time, including historical useful life information and changes in the Company’s planned use of the equipment, that provided the Company with updated information that allowed it to make a better estimate of the economic lives of such equipment. This reassessment was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2023. This change in accounting estimate decreased depreciation expense for the three months ended July 1, 2023 by $5.6 million, impacting cost of goods sold and research and development expenses by $5.1 million and $0.5 million, respectively, and decreased both basic and diluted net loss per share available to common stockholders by $0.09. For the six months ended July 1, 2023, this change in accounting estimate decreased depreciation expense by $11.2 million, impacting cost of goods sold and research and development expenses by $10.2 million and $1.0 million, respectively, and decreased both basic and diluted net loss per share available to common stockholders by $0.17.
The Company had $0.1 million and $5.9 million in property, plant and equipment concluded to meet the criteria for assets held for sale as of July 1, 2023 and December 31, 2022, respectively. Amounts previously classified as assets held for sale were sold in a prior period for amounts that approximated book value for which a note receivable of $3.8 million, net of payments received, had been recorded. The note receivable is included in “Other non-current assets, net” in the Company’s condensed consolidated balance sheet at July 1, 2023 and December 31, 2022.
Note 7. Debt
The following is a summary of debt balances as of July 1, 2023 and December 31, 2022:

(in thousands)	July 1, 2023	December 31, 2022
Convertible senior notes	$1,150,000	$1,150,000
Debt issuance costs	(14,425)	(16,392)
Long-term debt	$1,135,575	$1,133,608
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
The total amount of debt issuance costs of $23.6 million was recorded as a reduction to “Convertible senior notes, net” in the condensed consolidated balance sheet and is being amortized as interest expense over the term of the Notes using the effective interest method. In each of the three months ended July 1, 2023 and July 2, 2022, the Company recognized $1.0 million in interest expense related to the amortization of the debt issuance costs related to the Notes. The effective interest rate in both of the three month periods ended July 1, 2023 and July 2, 2022 was 0.09%. In each of the six months ended July 1, 2023 and July 2, 2022, the Company recognized $2.0 million in interest expense related to the amortization of the debt issuance costs related to the Notes. The effective interest rate in both of the six month periods ended July 1, 2023 and July 2, 2022 was 0.17%.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following is a summary of the Company’s Notes as of July 1, 2023:

(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
0% Convertible senior notes due on March 15, 2027	$1,150,000	$14,425	$1,135,575	$311,075	Level 2
The Notes are carried at face value less the unamortized debt issuance costs on the Company’s condensed consolidated balance sheets. As of July 1, 2023, the estimated fair value of the Notes was approximately $311.1 million. The Notes are quoted on the Intercontinental Exchange and are classified as Level 2 financial instruments. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on June 28, 2023, the last day of the period when the notes were traded.
As of July 1, 2023, the remaining life of the Notes was approximately 3.7 years.
Note 8. Stockholders’ (Deficit) Equity
As of July 1, 2023, the Company’s shares consisted of 500,000,000 authorized shares of common stock, par value $0.0001 per share, of which 64,318,246 shares of common stock were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
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
Common Stock
Common stock reserved for future issuance consisted of the following:

	July 1, 2023	December 31, 2022
Equity incentive compensation awards granted and outstanding	5,999,678	4,993,246
Shares available for grant under the 2018 Equity Incentive Plan	8,439,547	7,848,832
Shares available for issuance under the Employee Stock Purchase Plan	2,948,715	2,412,585
Shares reserved for potential issuance under the Notes	8,234,230	8,234,230
Total common stock reserved for future issuance(1)	25,622,170	23,488,893
_________________
(1) Total common stock reserved for future issuance excludes shares that may be issued pursuant to the ATM Program discussed below.
Shelf Registration Statement
On May 10, 2023, the Company filed an automatically effective shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC, which allows the Company to sell, from time to time, and at its discretion, shares of its common stock having an aggregate offering price of up to

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

$200.0 million pursuant to an “at the market” offering program (the “ATM Program”). The Company intends to use the net proceeds, if any, from sales of its common stock issued under the ATM Program for general corporate and working capital purposes. The timing of any sales and the number of shares sold, if any, will depend on a variety of factors to be determined by the Company.
The shares will be offered pursuant to an equity distribution agreement (the “Equity Distribution Agreement’) between the Company and Goldman Sachs & Co. LLC, (“Goldman Sachs”), as sales agent. The Company will pay Goldman Sachs a commission equal to 3.25% of the aggregate gross proceeds of any shares sold through Goldman Sachs pursuant to the Equity Distribution Agreement . The Company is not obligated to sell any shares under the Equity Distribution Agreement. As of July 1, 2023, no sales had been made under the Equity Distribution Agreement and the ATM Program’s full capacity remained available.
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
The following table summarizes the shares available for grant under the 2018 Plan:

Shares Available for Grant
Balance - December 31, 2022	7,848,832
Authorized	2,144,521
Granted	(2,051,201)
Shares withheld to cover taxes	21,466
Forfeited	475,929
Balance - July 1, 2023	8,439,547

As of July 1, 2023 and December 31, 2022, there were 4,532,389 and 3,999,933 shares, respectively, issuable under stock options outstanding, 1,467,289 and 993,313 shares, respectively, issuable under unvested RSUs outstanding, 8,713,037 and 8,145,769 shares, respectively, issued for stock option exercises, RSU settlement, and restricted stock grants, and 8,439,547 and 7,848,832 shares, respectively, available for grant under the 2018 Plan.
Stock Options
Following are the assumptions used in the Black-Scholes valuation model for options granted during the periods shown below:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Risk-free interest rate	N/A	3.0%	4.1%	1.9%
Average expected term (years)	N/A	7.0	7.0	7.0
Expected volatility	N/A	55.0%	55.3%	55.0%
Dividend yield	N/A	—	—	—

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

There were no option grants in the three months ended July 1, 2023. Option grants in the six months ended July 1, 2023 and in the three and six months ended July 2, 2022 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period, subject to continued employment through the vesting date.
The following table summarizes the Company’s stock option activity during the six months ended July 1, 2023:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2022	3,999,933	$25.58	5.3	$20,712
Granted	1,014,718	$17.84	—	$—
Exercised	(209,813)	$0.73	—	$3,568
Canceled/Forfeited	(272,449)	$38.78	—	$—
Outstanding at July 1, 2023	4,532,389	$24.20	5.8	$19,353
Vested and exercisable at July 1, 2023	3,139,612	$22.67	4.3	$19,353
Vested and expected to vest at July 1, 2023	4,317,216	$23.84	5.7	$19,353
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
In the three months ended July 1, 2023 and July 2, 2022, the Company recorded $2.8 million and $4.3 million, respectively, of share-based compensation expense related to options. In the six months ended July 1, 2023 and July 2, 2022, the Company recorded $6.8 million and $8.4 million, respectively, of share-based compensation expense related to options. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of July 1, 2023, there was $17.8 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over a weighted average period of 1.5 years.
Restricted Stock Units
RSU grants to employees in the six months ended July 1, 2023 and July 2, 2022 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award, subject to continued employment through the vesting date. Some of the RSU grants to continuing employees in the six months ended July 1, 2023 and July 2, 2022 vest 50% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining four quarters of the award, subject to continued employment through the vesting date. Some of the RSU grants to continuing employees in the six months ended July 1, 2023 vest quarterly over four quarters, subject to continued employment through the vesting date.
Annual RSU grants to directors on the Company’s Board of Directors (the “Board”) in the six months ended July 1, 2023 and July 2, 2022 vest monthly over a one-year period subject to continued service through the vesting date. RSU grants to a new director on the Board in the six months ended July 1, 2023 and July 2, 2022 vest monthly over a three-year period subject to continued service through the vesting

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

date. RSU grants to nonemployee brand ambassadors and consultants in the six months ended July 1, 2023 and July 2, 2022 vest on varying dates, subject to continued service through the vesting date.
The following table summarizes the Company’s RSU activity during the six months ended July 1, 2023:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2022	993,313	$35.98
Granted	1,036,483	$16.92
Vested(1)	(359,156)	$33.26
Canceled/Forfeited	(203,351)	$30.52
Unvested at July 1, 2023	1,467,289	$23.94
________
(1) Includes 21,466 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2018 Plan.
During the three months ended July 1, 2023 and July 2, 2022, the Company recorded $4.9 million and $6.0 million, respectively, of share-based compensation expense related to RSUs. During the six months ended July 1, 2023 and July 2, 2022, the Company recorded $10.5 million and $11.2 million, respectively, of share-based compensation expense related to RSUs. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of July 1, 2023, there was $20.9 million in unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted average period of 1.3 years.
Employee Stock Purchase Plan
As of July 1, 2023, the maximum aggregate number of shares that may be issued under the 2018 Employee Stock Purchase Plan (“ESPP”) was 2,948,715 shares of common stock, including an increase of 536,130 shares effective January 1, 2023 under the terms of the ESPP. The ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the ESPP.
Note 10. Commitments and Contingencies
Leases
See Note 4.
On January 14, 2021, the Company entered into the Campus Lease with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), to house the Company’s Campus Headquarters.
Under the terms of the Campus Lease, the Company will lease an aggregate of approximately 282,000 rentable square feet in a portion of a building located at 888 N. Douglas Street, El Segundo, California, to be built out by the Landlord and delivered to the Company in multiple phases. In 2022 and in the second quarter of 2023, the tenant improvements associated with Phase 1-A and Phase 1-B, respectively, were completed and the underlying assets were delivered to the Company. Therefore, the Company began recognizing a right-of-use asset and lease liability for Phase1-A in its consolidated balance sheet in the year ended December 31, 2022 and for Phase 1-B in its consolidated balance sheet in the second quarter ended July 1, 2023. See Note 4. Aggregate payments towards base rent over the initial lease term

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

associated with the remaining phases not yet delivered to the Company will be approximately $79.4 million.
Concurrent with the Company’s execution of the Campus Lease, as a security deposit, the Company delivered to the Landlord a letter of credit in the amount of $12.5 million which amount will decrease to: (i) $6.3 million on the fifth (5th) anniversary of the Rent Commencement Date (as defined in the Campus Lease); (ii) $3.1 million on the eighth (8th) anniversary of the Rent Commencement Date; and (iii) $0 in the event the Company receives certain credit ratings; provided the Company is not then in default of its obligations under the Campus Lease. The letter of credit is secured by a $12.6 million deposit included in the Company’s condensed consolidated balance sheet as “Restricted cash, non-current” as of July 1, 2023 and December 31, 2022.
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
During Phase 1, the Company agreed to invest $10.0 million as the registered capital of BYND JX in the JXEDZ through intercompany investment in BYND JX. As of July 1, 2023, the Company had invested $22.0 million as the registered capital of BYND JX and advanced $20.0 million to BYND JX.
In the event that the Company and BYND JX determine, in their sole discretion, to proceed with the Phase 2 development in the JXEDZ, BYND JX has agreed in the first stage of Phase 2 to increase its registered capital to $40.0 million and to acquire the land use right to a state-owned land plot in the JXEDZ to conduct development and construction of a new production facility. Following the first stage of Phase 2, the Company and BYND JX may determine, in their sole discretion, to permit BYND JX to obtain a second state-owned land plot in the JXEDZ in order to construct one or more facilities thereon.
The Planet Partnership
On January 25, 2021, the Company entered into the Planet Partnership, LLC (“TPP”), a joint venture with PepsiCo, Inc. (“PepsiCo”) to develop, produce and market innovative snack and beverage products made from plant-based protein. In the three months ended July 1, 2023 and July 2, 2022, the Company recognized its share of the net losses in TPP in the amount of $0.5 million and $1.4 million, respectively. In the six months ended July 1, 2023 and July 2, 2022, the Company recognized its share of the net losses in TPP in the amount of $3.7 million and $2.1 million, respectively. As of the year ended December 31, 2022, the Company had contributed its share of the investment in TPP in the amount of $24.3 million. In the six months ended July 1, 2023, the Company contributed an additional $3.3 million as its share of an additional investment in TPP, resulting in a total contribution of $27.6 million as of July 1, 2023. See Note 2 and Note 13.
In the first half of 2023, the Company continued the process of restructuring certain contracts and operating activities related to Beyond Meat Jerky.
Purchase Commitments
On July 1, 2023, the Company and Roquette Frères entered into a second amendment (the “Second Amendment”) to the Company’s existing pea protein supply agreement dated January 10, 2020, as amended by the first amendment dated August 3, 2022 (the “First Amendment”). Pursuant to the Second Amendment, the terms of the agreement and existing purchase commitments set forth in the First

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Amendment were revised and extended through December 31, 2025. Pursuant to the Second Amendment, the purchase commitment was revised such that the Company has committed to purchase pea protein inventory totaling $2.7 million in the remainder of 2023, $10.9 million in 2024 and $17.1 million in 2025.
On April 6, 2022, the Company entered into a co-manufacturing agreement (“Co-Manufacturing Agreement”) with a co-manufacturer to manufacture various products for the Company. The Co-Manufacturing Agreement includes a minimum order quantity commitment per month and an aggregate quantity over a 5-year term. For a portion of the contract term, if the minimum order for a month is not fulfilled, the Company may be assessed a fee per pound, which fee may be waived by the co-manufacturer upon reaching certain aggregate quarterly volume requirements.
The following table sets forth the schedule of the fees for the committed quantity under the Co-Manufacturing Agreement.

(in thousands)	As of July 1, 2023
Remainder of 2023	$5,910
2024	11,820
2025	11,820
2026	11,820
2027	34,475
Total	$75,845
Litigation
In connection with the matters described below, the Company has accrued for loss contingencies where it believes that losses are probable and estimable. No loss contingency is recorded for matters where such losses are either not probable or reasonably estimable (or both). Although it is reasonably possible that actual losses could be in excess of the Company’s accrual, the Company is unable to estimate a reasonably possible loss or range of loss in excess of its accrual, due to various reasons, including, among others, that: (i) the proceedings are in early stages or no claims have been asserted, (ii) specific damages have not been sought in all of these matters, (iii) damages, if asserted, are considered unsupported and/or exaggerated, (iv) there is uncertainty as to the outcome of pending appeals, motions or settlements, (v) there are significant factual issues to be resolved, and/or (vi) there are novel legal issues or unsettled legal theories presented. It is not possible to predict the ultimate outcome of all pending legal proceedings, and some of the matters discussed below seek or may seek potentially large and/or indeterminate amounts. Any such loss or excess loss could have a material effect on the Company’s results of operations or cash flows or on the Company’s financial condition.
In addition to the matters described below, the Company is involved in various other legal proceedings, claims and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of such other matters that are pending or asserted will have a material effect on its financial statements.
Retail Wholesale Department Store Union Local 338 Retirement Fund v. Beyond Meat, Inc.
On May 11, 2023, a class action complaint was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California, captioned Retail Wholesale Department Store Union Local 338 Retirement Fund v. Beyond Meat, Inc., et al., Case No. 2:23-cv-03602. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), against the Company and certain of

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

its current and former officers and directors on behalf of a putative class of investors who purchased the Company’s common stock between May 5, 2020 and October 13, 2022, inclusive. On July 26, 2023 the Court granted Saskatchewan Healthcare Employees’ Pension Plan’s motion to be appointed lead plaintiff and for its counsel to be appointed lead counsel.
The complaint alleges, among other things, that the Company and certain current and former officers and directors made false and misleading statements or omissions regarding the Company’s ability to manufacture its products at scale and to its partners’ specifications. The complaint seeks an order certifying the class, damages, interest, costs, expenses, attorneys’ and expert fees, and other unspecified equitable or injunctive relief. The case is at a preliminary stage. The Company intends to vigorously defend against these claims.
Gervat v. Brown et al.
On July 21, 2023, a derivative shareholder action was filed against certain of its current and former officers and directors of the Company in the United States District Court for the Central District of California, captioned Gervat v. Brown et al., Case No. 2:23-cv-05954. The complaint asserts claims for breach of fiduciary duty, unjust enrichment and gross mismanagement. It also asserts violations of Section 14(a) of the Exchange Act against a subset of defendants and seeks contribution for violations of Sections10(b) and 21D of the Exchange Act from the individual defendants named in the related securities class action lawsuit. The Company is named as a nominal defendant only.
The complaint alleges, among other things, that the Company and certain of its current and former officers and directors made false and misleading statements or omissions regarding the Company’s ability to manufacture its products at scale and to its partners’ specifications. The Gervat complaint covers the same period of time as covered by the Retail Wholesale complaint, namely May 5, 2020 through October 13, 2022. The complaint further alleges that a demand on the Company’s board of directors (the “Board”) to pursue this action would be futile. The complaint seeks a declaration that the named plaintiff can maintain the action on behalf of the Company and that the individual defendants have breached or aided in breaching fiduciary duties owed to the Company; damages and interest; restitution; costs and fees; an order directing the Company to improve its corporate governance and oversight and provide shareholders more Board control; and other unspecified equitable or injunctive relief. The case is at a preliminary stage. The Company intends to vigorously defend against these claims.
Brink v. Brown et al.
On July 27, 2023, a derivative shareholder action was filed against certain current and former officers and directors of the Company in the United States District Court for the Central District of California, captioned Brink v. Brown et al., Case No. 2:23-cv-06110. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, and gross mismanagement. It also asserts violations of Section 14(a) of the Exchange Act against a subset of defendants. The Company is named as a nominal defendant only.
The complaint alleges, among other things, that the Company and certain of its current and former officers and directors made false and misleading statements or omissions regarding the Company’s ability to manufacture its products at scale and to its partners’ specifications. The Brink complaint covers the same period of time as covered by the Retail Wholesale complaint and the Gervat complaint, namely May 5, 2020 through October 13, 2022. The complaint further alleges that a demand on the Board to pursue this action would be futile. The complaint seeks a declaration that the named plaintiff can maintain the action on behalf of the Company and that the individual defendants have breached or aided in breaching fiduciary duties owed to the Company; damages and interest; restitution; costs and fees; an order directing the Company to improve its corporate governance and oversight and provide shareholders more

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Board control; and other unspecified equitable or injunctive relief. The case is at a preliminary stage. The Company intends to vigorously defend against these claims.
Moore v. Nelson et al.
On August 4, 2023, a derivative shareholder action was filed against certain current and former officers and directors of the Company in the Superior Court of the State of California for the County of Los Angeles, captioned Moore v. Nelson et al., Case No. 23STCV18587. The complaint asserts claims for breach of California’s insider trading laws. The Company is named as a nominal defendant only. The Moore complaint covers the same period of time as covered by the Retail Wholesale complaint, the Gervat complaint and the Brink complaint, namely May 5, 2020 through October 13, 2022.
The complaint alleges that certain current and former officers and directors of the Company traded Company shares on the public market while in possession of material, non-public information. The complaint seeks all statutory remedies, including relief “prohibiting insider trading;” restitution, disgorgement of proceeds, and treble damages; prejudgment interest, costs, and fees; and other unspecified relief. The case is at a preliminary stage. The Company intends to vigorously defend against these claims.
Consumer Class Actions Regarding Protein Claims
From May 31, 2022 through January 13, 2023, multiple putative class action lawsuits were filed against the Company in various federal and state courts alleging that the labeling and marketing of certain of the Company’s products is false and/or misleading under federal and/or various states’ laws. Specifically, each of these lawsuits allege one or more of the following theories of liability: (i) that the labels and related marketing of the challenged products misstate the quantitative amount of protein that is provided by each serving of the product; (ii) that the labels and related marketing of the challenged products misstate the percent daily value of protein that is provided by each serving of the product; and (iii) that the Company has represented that the challenged products are “all-natural,” “organic,” or contain no “synthetic” ingredients when they in fact contain methylcellulose, an allegedly synthetic ingredient. The named plaintiffs of each complaint seek to represent classes of nationwide and/or state-specific consumers, and seek on behalf of the putative classes damages, restitution, and injunctive relief, among other relief. Additional complaints asserting these theories of liability are possible. Some lawsuits previously filed were voluntarily withdrawn or dismissed without prejudice, though they may be refiled.
On November 14, 2022, the Company filed a motion with the Judicial Panel on Multidistrict Litigation to transfer and consolidate all pending class actions. No party opposed the motion, and the Panel held oral argument on the motion on January 26, 2023. The Panel granted the motion on February 1, 2023, consolidating the pending class action lawsuits and transferring them to Judge Sara Ellis in the Northern District of Illinois for pre-trial proceedings.
On March 3, 2023, the court held the initial status conference. The court granted plaintiffs’ motion to appoint interim class counsel and set a briefing schedule on the Company’s anticipated motion to dismiss. On May 3, 2023, plaintiffs filed an amended consolidated complaint. The Company’s motion to dismiss was filed on June 5, 2023, and plaintiffs filed a brief in opposition on July 7, 2023. The Company’s reply in support of the motion to dismiss was filed on July 21, 2023. A telephonic conference was set for October 17, 2023 for a ruling on the motion to dismiss.
The active lawsuits are:
•Roberts v. Beyond Meat, Inc., No. 1:22-cv-02861 (N.D. Ill.) (filed May 31, 2022)
•Cascio v. Beyond Meat, Inc., No. 1:22-cv-04018 (E.D.N.Y.) (filed July 8, 2022)
•Miller v. Beyond Meat, Inc., No. 1:22-cv-06336 (S.D.N.Y.) (filed July 26, 2022)

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

•Garcia v. Beyond Meat, Inc., No. 4:22-cv-00297 (S.D. Iowa) (filed September 9, 2022)
•Borovoy v. Beyond Meat, Inc., No. 1:22-cv-06302 (N.D. Ill.) (filed September 30, 2022 in DuPage Co., Ill.; removed on Nov. 10, 2022)
•Zakinov v Beyond Meat, Inc., No. 4:23-cv-00144 (S.D. Tex.) (filed January 13, 2023)
The Company intends to vigorously defend against all claims asserted in the complaints.
Interbev
In October 2020, Interbev, a French trade association for the livestock and meat industry sent a cease-and-desist letter to one of the Company’s contract manufacturers alleging that the use of “meat” and meat-related terms is misleading the French consumer. Despite the Company’s best efforts to reach a settlement, including a formal settlement proposal from the Company in March 2021, the association no longer responded. Instead, on March 13, 2022, the Company was served a summons by Interbev to appear before the Commercial Court of Paris. The summons alleges that the Company misleads the French consumer with references to e.g. “plant based meat,” “plant based burger” and related descriptive names, and alleges that the Company is denigrating meat and meat products. The relief sought by Interbev includes (i) changing the presentation of Beyond Meat products to avoid any potential confusion with meat products, (ii) publication of the judgment of the court in the media, and (iii) damages of EUR 200,000. On October 12, 2022, the Company submitted its brief in defense. On February 1, 2023, the French trade association submitted updated pleadings to the Commercial Court. The association maintains its position that the Company is misleading the consumer, and additionally alleges that it is engaging in unlawful comparative advertising of its products with respect to meat and meat products. The relief sought is unchanged. On May 24, 2023, the Company submitted its defense, strongly disputing these claims. Interbev is now scheduled to submit a response by September 27, 2023, following which the Company will have another opportunity to respond. The Company intends to request a stay in the commercial litigation proceedings, pending the decision of the Court of Justice of the European Union (“CJEU”) in the administrative litigation case against the French Decree prohibiting meat names. The commercial litigation is expected to take at least 24 months in the first instance, and at least 36 months if the stay is granted. If the Court rules against the Company, it could disrupt the Company’s ability to market in France. The Company intends to vigorously defend against these claims.
On April 21, 2023, Interbev filed two actions before the European Union Intellectual Property Office to cancel the Company’s EU trademark registration for the Caped Steer logo. Interbev is seeking cancellation of the trademark, alleging that the trademark is invalid because it allegedly misleads the public about the nature and characteristics of the products offered under the mark. Interbev is also seeking cancellation on the basis of lack of genuine use, despite the fact that the mark is within the five-year grace period where it cannot be challenged for lack of use. On July 7, 2023, the Company submitted its responses to these actions, strongly disputing these claims and defending its use of the Caped Steer logo.
Decree prohibiting meat names
On June 29, 2022, France adopted a Decree implementing a prohibition of June 2020 on the use of denominations used for foodstuffs of animal origin to describe, market or promote foodstuffs containing plant proteins (“Decree”). The Decree prohibits the use of meat names (such as “sausage” or “meatballs”) for plant-based products, from its date of entry into force on October 1, 2022. On July 27, 2022, the French High Administrative Court issued a temporary and partial suspension of the execution of the Decree, in response to a motion filed by a French trade association. While the Court has not yet handed down a final decision on the merits, the suspension indicates that it has serious doubts as to the substantive lawfulness of the Decree.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Company does not believe that the Decree complies with the laws of the European Union (EU), and in particular the principle of free movement of goods, nor with French rules requiring laws to be clear and accessible. On October 21, 2022, the Company filed a request for annulment of the Decree before the French High Administrative Court. On November 16, 2022, the Company filed a voluntary intervention in the French trade association’s own application for annulment, to ensure that both the Company’s voice and strong EU law arguments are heard. On January 23, 2023, the French Ministry for the Economy responded to the Company’s request for annulment and intervention. The Ministry’s response made clear that it will enforce the Decree as a blanket ban on the use of all “meaty” names for plant-based products in France. On April 20, 2023, a number of plant-based companies voluntarily filed interventions in support of the Company’s case.
On July 12, 2023, the French High Administrative Court issued an intermediate judgment in the proceedings. It held that there are a number of difficult interpretations of EU law, which will be decisive for the resolution of the case. For that reason, the French High Administrative Court referred the case to the CJEU, which is the highest court in the EU and can issue a legally binding interpretation of EU law valid in all 27 EU member states, including France. The French High Administrative Court is bound to follow the judgment of the CJEU. The procedure before the CJEU will commence in or around September 2023, and will likely take around 15 to 18 months to complete. The Company maintains its position that the Decree is illegal under French and EU law, and will continue to fight the Decree at EU level with utmost vigor.
The judgment of the CJEU will be determinative as to whether the Decree’s ban on meat names for plant-based foods is lawful, or not, under EU law. The judgment of the CJEU will also set a precedent on the naming of plant-based foods for all other EU member states, which may significantly disrupt or facilitate the operations of the Company and the entire plant-based protein industry in France and across the EU.
Note 11. Income Taxes
For the three months ended July 1, 2023 and July 2, 2022, the Company recorded $5,000 and $11,000 in income tax expense, respectively, in its condensed consolidated statements of operations. For the six months ended July 1, 2023 and July 2, 2022, the Company recorded $5,000 and $21,000 in income tax expense, respectively, in its condensed consolidated statements of operations.
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
As of July 1, 2023, the Company did not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with respect to net operating loss and credit carryforwards.
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
Computation of net loss per share available to common stockholders for the three and six months ended July 1, 2023 excludes the dilutive effect of 4,532,389 shares issuable under stock options and 1,467,289 RSUs outstanding at July 1, 2023 because the Company incurred a net loss and their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the three and six months ended July 1, 2023 also excludes the dilutive effect of the Notes because the Company recorded a net loss and their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the three and six months ended July 2, 2022 excludes the dilutive effect of 4,402,397 shares issuable under stock options and 983,304 RSUs outstanding at July 2, 2022 because their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the three and six months ended July 2, 2022 also excludes the dilutive effect of the Notes because the Company recorded a net loss and their inclusion would be anti-dilutive.

(in thousands, except share and per share amounts)	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Numerator:
Net loss available to common stockholders	$(53,505)	$(97,134)	$(112,542)	$(197,592)
Net loss available to common stockholders—basic	(53,505)	(97,134)	(112,542)	(197,592)
Denominator:
Weighted average common shares outstanding—basic	64,246,048	63,573,658	64,119,258	63,519,444
Dilutive effect of shares issuable under stock options	—	—	—	—
Dilutive effect of RSUs	—	—	—	—
Dilutive effect of Notes, if converted(1)	—	—	—	—
Weighted average common shares outstanding—diluted	64,246,048	63,573,658	64,119,258	63,519,444
Net loss per share available to common stockholders—basic	$(0.83)	$(1.53)	$(1.76)	$(3.11)
Net loss per share available to common stockholders—diluted	$(0.83)	$(1.53)	$(1.76)	$(3.11)
__________
(1) As the Company recorded a net loss in the three and six months ended July 1, 2023 and July 2, 2022, inclusion of shares from the conversion premium or spread would be anti-dilutive. The Company had $1.2 billion in Notes outstanding as of July 1, 2023 and July 2, 2022.
Note 13. Related Party Transactions
In connection with the Company’s investment in TPP, a joint venture with PepsiCo, the Company sells certain products directly to the joint venture. In the year ended December 31, 2022, the Company also entered into an agreement for a nonrefundable up-front fee associated with its manufacturing and supply agreement with TPP to be recognized over the estimated term of the manufacturing and supply agreement. As part of the restructuring of certain contracts and operating activities related to Beyond Meat Jerky, in the first quarter of 2023, the Company recognized in full the remaining balance of this fee. See Note 10.
Net revenues earned from TPP included in U.S. retail channel net revenues were $0 and $15.9 million for the three months ended July 1, 2023 and July 2, 2022, respectively. Net revenues earned from TPP

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

included in U.S. retail channel net revenues were $5.3 million, including a $2.0 million non-refundable up-front fee, and $26.6 million for the six months ended July 1, 2023 and July 2, 2022, respectively.
Accounts receivable from TPP were $0 and $0.4 million at July 1, 2023 and December 31, 2022, respectively. Unrecognized revenue associated with the up-front fee charged to TPP as of July 1, 2023 and December 31, 2022 was $0 and $2.0 million, respectively, and included in "Accrued expenses and other current liabilities" in the respective condensed consolidated balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors,” of our 2022 10-K and Part II, Item 1A, “Risk Factors” and “Note Regarding Forward-Looking Statements” included in this report and those discussed in other documents we file from time to time with the SEC. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this quarterly report and our audited consolidated financial statements and related notes included in our 2022 10-K. Our historical results are not necessarily indicative of the results to be expected for any future periods and our operating results for the three and six months ended July 1, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or for any other interim period or for any other future year or period.
Overview
Beyond Meat is a leading plant-based meat company offering a portfolio of revolutionary plant-based meats. We build meat directly from plants, an innovation that enables consumers to experience the taste, texture and other sensory attributes of popular animal-based meat products while enjoying the nutritional and environmental benefits of eating our plant-based meat products. Our brand promise, “Eat What You Love,” represents a strong belief that there is a better way to feed our future and that the positive choices we all make, no matter how small, can have a great impact on our personal health and the health of our planet. By shifting from animal-based meat to plant-based meat, we can positively impact four growing global issues: human health, climate change, constraints on natural resources and animal welfare. The success of our breakthrough innovation model and products has allowed us to appeal to a broad range of consumers, including flexitarians, those who typically eat animal-based meats, positioning us to compete directly in the global meat industry.
We sell a range of plant-based meat products across the three main meat platforms of beef, pork and poultry. As of June 2023, Beyond Meat branded products were available at approximately 190,000 retail and foodservice outlets in more than 75 countries worldwide, across mainstream grocery, mass merchandiser, club store, convenience store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools. The number of outlets carrying Beyond Meat branded products as of June 2023 includes approximately 45,000 U.S. retail outlets unique to Beyond Meat Jerky. In the first half of 2023, we continued the process of restructuring certain contracts and operating activities related to Beyond Meat Jerky. We intend to assume distribution responsibilities for Beyond Meat Jerky starting in the fourth quarter of 2023.
In the first half of 2023, our operating environment continued to be affected by uncertainty related to macroeconomic issues, including softer demand in the plant-based meat category, high inflation, rising interest rates, and ongoing concerns about the likelihood of a recession, among other things, all of which have had and could continue to have unforeseen impacts on our actual realized results. Our net revenues, gross profit, gross margin, earnings and cash flows have been and may continue to be adversely impacted in 2023 by the following:
•changes in our product mix, including the launch of new products, which may carry lower margin profiles relative to existing products due in part to early cost of production inefficiencies, and increased sales to strategic QSR customers, generally carrying a lower selling price per pound as a percentage of our total sales;
•weak demand in the retail channel due to slower category growth, particularly for refrigerated plant-based meat, and increased competitive activity, including deceleration of the adoption of plant-based meat across Europe and our ability to successfully launch extended shelf-life products;

•the impact of high inflation and the plant-based meat sector’s premium pricing relative to animal protein, including causing consumers to trade down into cheaper forms of protein, including animal meat;
•negative impacts on capacity utilization as a result of lower than anticipated revenues, which have in the past and could in the future give rise to underutilization fees and termination fees to exit certain supply chain arrangements and/or the write-off of certain equipment, driving less leverage on fixed costs and delaying the speed at which cost savings initiatives positively impact our financial results;
•changes in forecasted demand, including for Beyond Meat Jerky and Beyond Burger, among others;
•the timing, impact and success of restructuring certain contracts and operating activities related to Beyond Meat Jerky and our assumption of distribution responsibilities for Beyond Meat Jerky;
•managing inventory levels, including sales to liquidation channels and the level of inventory reserves;
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
•distribution expansion, increased sales velocity, household penetration, repeat purchases, buying rates (amount spent per buyer) and purchase frequency across our channels, including the success of promotional programs at attracting new users to the plant-based meat category;
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
•enhanced marketing efforts and the success thereof, as we continue to build our brand, amplify our value proposition around taste, health and planet, serve as a best-in-class partner to both retail and foodservice customers to support product development and category management, and drive consumer adoption of our products;
•investment in in-store execution and field resources focused on shelf availability and presentation, particularly in the U.S. refrigerated meat case, to drive increased sales;
•overall market trends, including consumer awareness and demand for nutritious, convenient and high protein plant-based foods; and
•localized production and third-party partnerships to improve our cost of production and increase the availability accessibility, and speed with which we can get our products to customers internationally.
As we seek to grow our net revenues, we continue to face several challenges, including weakening demand within the plant-based meat category overall, broad macroeconomic headwinds including elevated levels of inflation, rising interest rates, waning consumer confidence and recessionary concerns, competitive activity in the plant-based meat category, and global events such as the conflict in Ukraine and their potential impact on availability of raw materials.
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We anticipate that over time we will need to continue to offer more trade and promotion discounts to both our retail and foodservice customers, to drive increased consumer trials and in response to changing consumer and customer behavior and competitive activity and pressure on the plant-based meat category. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. At the end of each accounting period, we recognize a contra asset to “Accounts receivable” for estimated sales discounts that have been incurred but not paid which totaled $4.2 million and $4.6 million as of July 1, 2023 and December 31, 2022, respectively. We continue to face and expect to continue facing competition across all channels, especially if additional plant-based meat product brands continue to enter the marketplace and if consumers continue to trade down among proteins in the context of significant inflationary pressure. In response, we anticipate providing heavier discounting and promotions on some of our products from time to time. Although these actions are intended to build brand awareness and increase consumer trials of our products, they have had and are likely to continue to have a negative impact on our net revenues, gross margins and profitability, impacting period-over-period results.
In addition, because we do not have any purchase commitments from our distributors or customers, the amount of net revenues we recognize has varied and will vary in the future, from period to period depending on the volume, timing and the channels through which our products are sold, and the impact of customer orders ahead of holidays, causing variability in our results. Similarly, the timing of retail shelf resets are not within our control, and to the extent that retail customers change the timing of such events, variability of our results may also increase. Lower customer orders ahead of holidays, shifts in customer shelf reset activity and changes in the order patterns of one or more of our large retail customers could cause a significant fluctuation in our quarterly results and could have a disproportionate effect on our results of operations for the entire fiscal year.
Our financial performance also depends on our operational effectiveness and ability to fulfill orders in full and on time. Disruptions in our supply chain could affect customer demand, orders that may not materialize due to delayed deliveries and subsequent lost sales that we may not be able to recover in full, or at all.
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
Seasonality
Generally, we expect to experience greater demand for certain of our products during the U.S. summer grilling season. In 2023, 2022 and 2021, net revenues during the second quarter were 11%, 34% and 38% higher than the first quarter, respectively. While we expect to continue to see seasonality effects, in 2023, as compared to 2022 and 2021, we saw more muted effects of seasonality in the second quarter as compared to the prior-year period and the first quarter of 2023, primarily reflecting weak category demand, and we expect this more muted seasonality to continue in the third quarter of 2023. In general, the effects of seasonality are more pronounced within our U.S. retail channel, with revenue contribution from this channel generally tending to be greater in the second and third quarters of the year, along with increased levels of purchasing by customers ahead of holidays, the impact of customer shelf reset activity and the timing of product restocking by our retail customers. In an environment of uncertainty from recessionary and inflationary pressures, general weakness in the plant-based meat category, competition and other factors impacting our business, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.

Gross Profit and Gross Margin
Gross profit consists of our net revenues less cost of goods sold. Gross margin is gross profit expressed as a percentage of our net revenues. Our cost of goods sold primarily consists of the cost of raw materials including ingredients and packaging, co-manufacturing fees, direct and indirect labor and certain supply costs, inbound and internal shipping and handling costs incurred in manufacturing our products, warehouse storage fees, plant and equipment overhead, depreciation and amortization expense, cost of packaging our products, and inventory write-offs and reserves. Under certain circumstances, our cost of goods sold may also include underutilization and/or termination fees associated with our co-manufacturing agreements. Over time, we expect our cost of goods sold in absolute dollars to increase as a result of anticipated growth in our sales volume. Gross profit and gross margin in the three and six months ended July 1, 2023 as compared to the prior-year periods were positively impacted by lower manufacturing costs including lower depreciation expense resulting from a change in the estimated useful lives of certain of our large manufacturing equipment. See Note 6, Property, Plant and Equipment, to the Notes to Unaudited Condensed Consolidated Financial Statements, included elsewhere in this report.
Subject to the recessionary and inflationary pressures, competition, general weakness in the plant-based meat category and other factors impacting our business, which are discussed above, we continue to expect that the long-term gross profit and gross margin improvements will be delivered primarily through:
•implementation of lean value streams across our beef, pork and poultry platforms;
•improved volume leverage and throughput;
•reduced manufacturing conversion costs driven in part by network consolidation and optimization of our production network;
•greater internalization and geographic localization of our manufacturing footprint;
•finished goods, materials and packaging input cost reductions and scale of purchasing;
•end-to-end production processes across a greater proportion of our manufacturing network;
•scale-driven efficiencies in procurement and fixed cost absorption;
•product and process innovations and reformulations; and
•improved supply chain logistics and distribution costs.
Gross margin improvement may, however, continue to be negatively impacted by reduced capacity utilization if demand for our products declines, investments in our production infrastructure across the U.S., EU and China in advance of anticipated demand, investing in production personnel, partnerships and product pipeline, aggressive pricing strategies and increased discounting, increases in inventory reserves and potentially increased sales to liquidation channels, changes in our product and customer mix, expansion into new geographies and markets where cost and pricing structures may differ from our existing markets, and underutilization fees and termination fees to exit certain supply chain arrangements. Gross margin improvement may also be negatively impacted by the impact of inflation, increasing labor costs, materials costs and transportation costs.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, share-based compensation, scale-up expenses, depreciation and amortization expenses on research and development assets, and facility lease costs. Our research and development efforts are focused on enhancements to our existing product formulations and production processes in addition to the development of new products. We expect to continue to invest in research and development over time, as research and development and innovation are core elements of our business strategy, and we believe they represent a critical competitive advantage for us. We believe that we need to continue to innovate in order to capture a larger share of consumers who typically eat animal-based meats. We have decreased our research and development expenses year-to-date and expect total research and development expenses in 2023 to decrease from the levels in 2022 primarily as a result of the reduction in force implemented in October 2022 and as we focus on reducing and optimizing operating expenses more broadly. Given our intention to reduce overall operating expenses and cash expenditures, on February 14, 2023, we terminated the lease of our Commerce, California commercialization center.
SG&A Expenses
SG&A expenses consist primarily of selling, marketing and administrative expenses, including personnel and related expenses, share-based compensation, outbound shipping and handling costs, non-manufacturing lease expense, depreciation and amortization expense on non-manufacturing and non-research and development assets, consulting fees and other non-production operating expenses. Marketing and selling expenses include advertising costs, share-based compensation awards to brand ambassadors, costs associated with consumer promotions, product donations, product samples and sales aids incurred to acquire new customers, retain existing customers and build our brand awareness. Administrative expenses include expenses related to management, accounting, legal, IT and other office functions. We have decreased our SG&A expenses year-to-date and expect total SG&A expenses in 2023 to decrease from the levels in 2022, as a result of the reduction in force implemented in October 2022 and as we focus on reducing and optimizing operating expenses more broadly, including as part of the implementation of lean value streams across our beef, pork and poultry platforms.
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
Results of Operations
The following table sets forth selected items in our condensed consolidated statements of operations for the respective periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net revenues	$102,149	$147,040	$194,385	$256,495
Cost of goods sold	99,876	153,202	185,927	262,467
Gross profit	2,273	(6,162)	8,458	(5,972)
Research and development expenses	8,773	16,202	21,205	35,880
Selling, general and administrative expenses	47,455	63,015	99,355	138,129
Restructuring expenses	(201)	4,302	(627)	7,328
Total operating expenses	56,027	83,519	119,933	181,337
Loss from operations	$(53,754)	$(89,681)	$(111,475)	$(187,309)
The following table presents selected items in our condensed consolidated statements of operations as a percentage of net revenues for the respective periods presented:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	97.8	104.2	95.6	102.3
Gross profit	2.2%	(4.2)%	4.4%	(2.3)%
Research and development expenses	8.6	11.0	10.9	14.0
Selling, general and administrative expenses	46.5	42.9	51.1	53.9
Restructuring expenses	(0.2)	2.9	(0.3)	2.9
Total operating expenses	54.9%	56.8%	61.7%	70.8%
Loss from operations	(52.7)%	(61.0)%	(57.3)%	(73.1)%
Three and Six Months Ended July 1, 2023 Compared to Three and Six Months Ended July 2, 2022 (unaudited)
Net Revenues
The following table presents our net revenues by channel in the three months ended July 1, 2023 as compared to the prior-year period:

	Three Months Ended		Change
(in thousands)	July 1, 2023	July 2, 2022	Amount	%
U.S.:
Retail	$48,490	$78,861	$(30,371)	(38.5)%
Foodservice	12,764	23,389	(10,625)	(45.4)%
U.S. net revenues	61,254	102,250	(40,996)	(40.1)%
International:
Retail	19,995	23,692	(3,697)	(15.6)%
Foodservice	20,900	21,098	(198)	(0.9)%
International net revenues	40,895	44,790	(3,895)	(8.7)%
Net revenues	$102,149	$147,040	$(44,891)	(30.5)%
Net revenues in the three months ended July 1, 2023 decreased by $44.9 million, or 30.5%, as compared to the prior-year period, driven by a 23.9% decrease in volume of products sold and an 8.6% decrease in net revenue per pound. The decrease in volume of products sold primarily reflected weak category demand, especially in U.S. retail and U.S. foodservice channels, and the cycling of a particularly strong second quarter in 2022. The decrease in net revenue per pound was primarily driven by changes in product sales mix and increased trade discounts, partially offset by pricing changes.
Net revenues from U.S. retail sales in the three months ended July 1, 2023 decreased $30.4 million, or 38.5%, as compared to the prior-year period, primarily due to a 34.3% decrease in volume of products sold, primarily reflecting weak category demand and the cycling of significant sell-in of Beyond Meat Jerky to TPP in the year-ago period, and a 6.3% decrease in net revenue per pound, resulting from higher trade discounts and changes in product sales mix, partially offset by increased pricing for certain items resulting from reduced sales to liquidation channels in the quarter. By product, the decrease in U.S. retail channel net revenues was primarily due to the absence of sales of Beyond Meat Jerky to TPP, and reduced sales of Beyond Burger and Beyond Sausage, partially offset by sales of Beyond Steak, which was introduced in the fourth quarter of 2022. Net revenues from sales of Beyond Meat Jerky to TPP were $15.9 million for the three months ended July 2, 2022. There were no net revenues associated with Beyond Meat Jerky earned from TPP in the three months ended July 1, 2023 as we continued the process of restructuring certain contracts and operating activities related to Beyond Meat Jerky in anticipation of assumption of distribution responsibilities for the product line starting in the fourth quarter of 2023. Beyond Meat branded products were available at approximately 79,000 U.S. retail outlets as of June 2023, inclusive of approximately 45,000 U.S. retail outlets unique to Beyond Meat Jerky.
Net revenues from U.S. foodservice sales in the three months ended July 1, 2023 decreased $10.6 million, or 45.4%, as compared to the prior-year period, primarily due to a 44.2% decrease in volume of products sold, primarily reflecting weak overall demand and comparison against a particularly strong second quarter in that channel in 2022, and a 2.2% decrease in net revenue per pound, primarily due to increased trade discounts, partially offset by changes in product sales mix. By product, the decrease in U.S. foodservice channel net revenues was primarily due to decreased sales of Beyond Burger. Beyond Meat branded products were available at approximately 41,000 U.S. foodservice outlets as of June 2023.
Net revenues from international retail sales in the three months ended July 1, 2023 decreased $3.7 million, or 15.6%, compared to the year-ago-period, primarily due to a 17.9% decrease in volume of products sold, primarily reflecting weak category demand, partially offset by a 2.8% increase in net revenue per pound. The increase in net revenue per pound was primarily due to changes in product sales mix and favorable changes in foreign exchange rates, partially offset by higher trade discounts and pricing changes. By product, the decrease in international retail channel net revenues was primarily due to decreased sales of Beyond Burger and Beyond Sausage, partially offset by increases in sales of chicken products including Beyond Chicken Tenders, and sales of Beyond Beef. Beyond Meat branded products were available at approximately 36,000 international retail outlets as of June 2023.
Net revenues from international foodservice sales in the three months ended July 1, 2023 decreased $0.2 million, or 0.9%, compared to the year-ago period, primarily due to a 16.7% decrease in net revenue per pound, partially offset by a 19.0% increase in volume of products sold, primarily reflecting strong sales to large QSR customers in the EU. The decrease in net revenue per pound was primarily due to changes in product sales mix and higher trade discounts, partially offset by favorable changes in foreign exchange rates. By product, the decrease in international foodservice channel net revenues was primarily due to the decrease in sales of Beyond Burger, partially offset by increased sales of chicken products including to large QSR customers. Beyond Meat branded products were available at approximately 34,000 international foodservice outlets as of June 2023.
The following table presents our net revenues by channel in the six months ended July 1, 2023 as compared to the prior-year period:

	Six Months Ended		Change
(in thousands)	July 1, 2023	July 2, 2022	Amount	%
U.S.:
Retail	$92,649	$147,121	$(54,472)	(37.0)%
Foodservice	27,439	38,882	(11,443)	(29.4)%
U.S. net revenues	120,088	186,003	(65,915)	(35.4)%
International:
Retail	34,284	39,829	(5,545)	(13.9)%
Foodservice	40,013	30,663	9,350	30.5%
International net revenues	74,297	70,492	3,805	5.4%
Net revenues	$194,385	$256,495	$(62,110)	(24.2)%
Net revenues in the six months ended July 1, 2023 decreased by $62.1 million, or 24.2%, as compared to the prior-year period, driven by a 17.1% decrease in volume of products sold and an 8.6% decrease in net revenue per pound. The decrease in volume of products sold primarily reflected weak category demand and the cycling of significant sell-in of Beyond Meat Jerky to TPP in the first half of 2022.The decrease in net revenue per pound was primarily driven by changes in product sales mix and increased trade discounts, partially offset by pricing changes.
Net revenues from U.S. retail sales in the six months ended July 1, 2023 decreased $54.5 million, or 37.0%, as compared to the prior-year period, primarily due to a 33.8% decrease in volume of products sold and a 4.8% decrease in net revenue per pound, resulting from higher trade discounts and changes in product sales mix, partially offset by increased pricing for certain items including reduced sales to liquidation channels in the quarter. The decrease in volume of products sold was primarily due to weak category demand and the cycling of significant sell-in of Beyond Meat Jerky to TPP in the first half of 2022. By product, the decrease in U.S. retail channel net revenues was primarily due to reduced sales of Beyond Meat Jerky, Beyond Burger, Beyond Sausage, Beyond Breakfast Sausage, Beyond Beef, Beyond Meatballs and Beyond Beef Crumble, partially offset by increased sales of chicken products, including Beyond Chicken Tenders, Beyond Chicken Nuggets and Beyond Popcorn Chicken, and sales of Beyond Steak, which was introduced in the fourth quarter of 2022. Net revenues from sales of Beyond Meat Jerky to TPP were $5.3 million, including a $2.0 million non-refundable up-front fee in the six months ended July 1, 2023, as compared to $26.6 million for the six months ended July 2, 2022.
Net revenues from U.S. foodservice sales in the six months ended July 1, 2023 decreased $11.4 million, or 29.4%, as compared to the prior-year period, primarily due to a 29.1% decrease in volume of products sold and a 0.5% decrease in net revenue per pound, primarily due to increased trade discounts and pricing changes, partially offset by changes in product sales mix. The decrease in volume of products sold was primarily due to weak overall demand and comparison against a particularly strong first half of 2022. By product, the decrease in U.S. foodservice channel net revenues was primarily due to decreased sales of Beyond Burger, Beyond Breakfast Sausage and Beyond Sausage.
Net revenues from international retail sales in the six months ended July 1, 2023 decreased $5.5 million, or 13.9%, as compared to the prior-year period, primarily due to a 12.8% decrease in volume of products sold, primarily reflecting weak category demand, and a 1.3% decrease in net revenue per pound. The decrease in net revenue per pound was primarily due to higher trade discounts and pricing changes, partially offset by changes in product sales mix. By product, the decrease in international retail channel net revenues was primarily due to decreased sales of Beyond Burger and Beyond Sausage, partially offset by increases in sales of chicken products including Beyond Chicken Tenders.
Net revenues from international foodservice sales in the six months ended July 1, 2023 increased $9.4 million, or 30.5%, as compared to the prior-year period, primarily due to a 51.5% increase in volume of products sold, partially offset by a 13.7% decrease in net revenue per pound primarily due to changes in product sales mix and higher trade discounts. By product, the increase in international foodservice channel net revenues was primarily due to increased sales of chicken and burger products, including to large QSR customers, partially offset by decreases in sales of Beyond Beef Crumble and Beyond Sausage.

The following table presents consolidated volume of our products sold in pounds for the periods presented:

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	July 1, 2023	July 2, 2022	Amount	%	July 1, 2023	July 2, 2022	Amount	%
U.S.:
Retail	10,550	16,057	(5,507)	(34.3)%	18,865	28,510	(9,645)	(33.8)%
Foodservice	2,211	3,965	(1,754)	(44.2)%	4,762	6,717	(1,955)	(29.1)%
International:
Retail	4,156	5,061	(905)	(17.9)%	7,493	8,591	(1,098)	(12.8)%
Foodservice	5,998	5,042	956	19.0%	11,547	7,623	3,924	51.5%
Volume of products sold	22,915	30,125	(7,210)	(23.9)%	42,667	51,441	(8,774)	(17.1)%
Cost of Goods Sold

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	July 1, 2023	July 2, 2022	Amount	%	July 1, 2023	July 2, 2022	Amount	%
Cost of goods sold	$99,876	$153,202	$(53,326)	(34.8)%	$185,927	$262,467	$(76,540)	(29.2)%
Cost of goods sold decreased by $53.3 million, or 34.8%, to $99.9 million, in the three months ended July 1, 2023 as compared to the prior-year period. Cost of goods sold in the three months ended July 1, 2023 decreased to 97.8% of net revenues from 104.2% of net revenues in the prior-year period primarily due to lower volume of products sold. On a per pound basis, cost of goods sold benefited from lower materials cost, lower inventory reserves and lower logistics costs, partially offset by higher manufacturing costs excluding depreciation. The increase in manufacturing costs per pound included the flow-through of previously capitalized inventory bearing high labor and overhead costs produced in the fourth quarter of 2022 when production volume was curtailed in response to weak demand. Cost of goods sold in the three months ended July 1, 2023 was also negatively impacted by underutilization fees due to weaker overall demand and start-up delays related to our network consolidation activities. In the three months ended July 1, 2023, depreciation expense benefited by $5.1 million as a result of a change in the estimated useful lives of certain of our large manufacturing equipment, relative to depreciation expense utilizing our previous estimated useful lives. The absence of higher costs related to Beyond Meat Jerky in the three months ended July 1, 2023 as compared to the prior-year period also contributed to the decrease in cost of goods sold.
Cost of goods sold decreased by $76.5 million, or 29.2%, to $185.9 million, in the six months ended July 1, 2023 as compared to the prior-year period. Cost of goods sold in the six months ended July 1, 2023 decreased to 95.6% of net revenues from 102.3% of net revenues in the prior-year period primarily due to lower volume of products sold. On a per pound basis, cost of goods sold benefited from lower materials costs, reduced manufacturing costs including $10.2 million lower depreciation expense resulting from a change in the estimated useful lives of certain of our large manufacturing equipment, lower logistics costs and lower inventory reserves, partially offset by the flow-through of previously capitalized inventory bearing high labor and overhead costs produced in the fourth quarter of 2022 when production volume was curtailed in response to weak demand. The reduction in costs related to Beyond Meat Jerky in the six months ended July 1, 2023 as compared to the prior-year period also contributed to the decrease in cost of goods sold.

Gross Profit and Gross Margin

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	July 1, 2023	July 2, 2022	Amount	%	July 1, 2023	July 2, 2022	Amount	%
Gross profit	$2,273	$(6,162)	$8,435	136.9%	$8,458	$(5,972)	$14,430	241.6%
Gross margin	2.2%	(4.2)%	640 bps	N/A	4.4%	(2.3)%	670 bps	N/A
Gross profit in the three months ended July 1, 2023 was $2.3 million as compared to a loss of $6.2 million in the prior-year period, an increase of $8.4 million, or 136.9%. Gross margin in the three months ended July 1, 2023 increased to 2.2% from a negative gross margin of (4.2)% in the prior-year period. Gross profit and gross margin in the three months ended July 1, 2023 as compared to the prior-year period were positively impacted by lower materials costs, lower inventory reserves and lower logistics costs per pound, partially offset by higher manufacturing costs per pound excluding depreciation, which included the impact from flow-through of higher cost inventory produced in the fourth quarter of 2022, and lower net revenue per pound. In the three months ended July 1, 2023, gross profit and gross margin benefited by $5.1 million and 5.0 percentage points of gross margin, respectively, as a result of a change in the estimated useful lives of certain of our large manufacturing equipment, as compared to those same measures calculated using our previous estimated useful lives. See Note 6, Property, Plant and Equipment, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Gross profit in the six months ended July 1, 2023 was $8.5 million as compared to a loss of $6.0 million in the prior-year period, an increase of $14.4 million, or 241.6%. Gross margin in the six months ended July 1, 2023 increased to 4.4% from a negative gross margin of (2.3)% in the prior-year period. Gross profit and gross margin in the six months ended July 1, 2023 as compared to the prior-year period were positively impacted by lower materials costs, lower manufacturing costs excluding depreciation, lower logistics costs and lower inventory reserves per pound, partially offset by lower net revenues per pound. In the six months ended July 1, 2023, gross profit and gross margin benefited by $10.2 million and 5.3 percentage points of gross margin, respectively, as a result of a change in the estimated useful lives of certain of our large manufacturing equipment, as compared to those same measures calculated using our previous estimated useful lives. See Note 6, Property, Plant and Equipment, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
Research and Development Expenses

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	July 1, 2023	July 2, 2022	Amount	%	July 1, 2023	July 2, 2022	Amount	%
Research and development expenses	$8,773	$16,202	$(7,429)	(45.9)%	$21,205	$35,880	$(14,675)	(40.9)%
Research and development expenses decreased $7.4 million, or 45.9%, in the three months ended July 1, 2023, as compared to the prior-year period. Research and development expenses decreased to 8.6% of net revenues in the three months ended July 1, 2023 from 11.0% of net revenues in the prior-year period primarily due to lower salaries and related expenses resulting from a reduction in headcount and lower scale-up expenses compared to the prior-year period.

Research and development expenses decreased $14.7 million, or 40.9%, in the six months ended July 1, 2023, as compared to the prior-year period. Research and development expenses decreased to 10.9% of net revenues in the six months ended July 1, 2023 from 14.0% of net revenues in the prior-year period primarily due to lower salaries and related expenses resulting from a reduction in headcount and lower scale-up expenses compared to the prior-year period.
SG&A Expenses

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	July 1, 2023	July 2, 2022	Amount	%	July 1, 2023	July 2, 2022	Amount	%
Selling, general and administrative expenses	$47,455	$63,015	$(15,560)	(24.7)%	$99,355	$138,129	$(38,774)	(28.1)%
SG&A expenses decreased $15.6 million, or 24.7%, to $47.5 million, or 46.5% of net revenues in the three months ended July 1, 2023, from $63.0 million, or 42.9% of net revenues in the three months ended July 2, 2022. The decrease in SG&A expenses was primarily due to a $8.0 million decrease in salaries and related expenses resulting from lower headcount, $4.1 million in lower non-headcount-related marketing costs other than product donation and advertising costs discussed below, $3.9 million in lower legal and consulting fees, $2.7 million in lower share-based compensation expense, and $1.4 million in lower outbound freight costs, partially offset by $3.1 million in higher product donation costs and $1.3 million in product advertising costs.
SG&A expenses decreased $38.8 million, or 28.1%, to $99.4 million, or 51.1% of net revenues in the six months ended July 1, 2023, from $138.1 million, or 53.9% of net revenues in the prior-year period. The decrease in SG&A expenses was primarily due to a $13.0 million decrease in salaries and related expenses resulting from lower headcount, $11.4 million in lower non-headcount-related marketing costs other than product donation and advertising costs discussed below, $6.0 million in lower legal and consulting fees, $4.1 million in lower outbound freight costs, $3.6 million in lower product advertising costs and $2.2 million in lower share-based compensation expense, partially offset by $3.4 million in higher loss on sale of assets and $1.2 million in higher product donation costs.
Restructuring Expenses
As a result of the termination in May 2017 of an exclusive supply agreement with one of our co- manufacturers due to non-performance under the agreement, we recorded restructuring expenses of $4.3 million and $7.3 million in the three and six months ended July 2, 2022, respectively. In the three and six months ended July 1, 2023, we recorded a credit of $(0.2) million and $(0.6) million in restructuring expenses, respectively, primarily driven by a reversal of certain accruals. The restructuring expenses were primarily related to legal and other expenses associated with the dispute. As of July 1, 2023 and December 31, 2022, there were $6,000 and $0.7 million, respectively, in accrued and unpaid restructuring expenses. On October 18, 2022, the parties entered into a confidential written settlement agreement and mutual release pursuant to which the parties agreed to dismiss with prejudice all claims and cross-claims asserted in the associated cases filed in the Superior Court of the State of California for the County of Los Angeles and the United States District Court for the Central District of California. See Note 3, Restructuring, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Loss from Operations
Loss from operations in the three months ended July 1, 2023 was $53.8 million compared to $89.7 million in the prior-year period. The decrease in loss from operations in the three months ended July 1, 2023 was primarily driven by higher gross profit, reduced non-production headcount expenses primarily as a result of the reduction in force implemented in October 2022, lower legal and consulting fees, decreased scale-up expenses, and lower outbound freight costs included in our selling expenses compared to the prior-year period.
Loss from operations in the six months ended July 1, 2023 was $111.5 million compared to $187.3 million in the prior-year period. The decrease in loss from operations in the six months ended July 1, 2023 was primarily driven by higher gross profit, reduced non-production headcount expenses primarily as a result of the reduction in force implemented in October 2022, lower total marketing-related expenses including advertising and product donation costs, decreased scale-up expenses, and lower outbound freight costs included in our selling expenses compared to the prior-year period.
Total Other Income (Expense), net
Total other income, net, in the three months ended July 1, 2023 of $0.8 million consisted primarily of $2.9 million in interest income, partially offset by $1.0 million in realized and unrealized foreign currency transaction losses and $1.0 million in interest expense from the amortization of convertible debt issuance cost. Total other expense, net in the three months ended July 2, 2022 of $6.0 million consisted primarily of $5.5 million in realized and unrealized foreign currency transaction losses due to unfavorable changes in foreign exchange rates of the Euro and Chinese Yuan and $1.0 million in interest expense from the amortization of convertible debt issuance costs, partially offset by $0.6 million in interest income.
Total other income, net, in the six months ended July 1, 2023 of $2.7 million consisted primarily of $5.7 million in interest income, partially offset by $2.0 million in interest expense from the amortization of convertible debt issuance costs and $0.7 million in realized and unrealized foreign currency transaction losses due to unfavorable changes in foreign exchange rates of the Euro and Chinese Yuan. Total other expense, net, in the six months ended July 2, 2022 of $8.2 million consisted primarily of $6.6 million in realized and unrealized foreign currency transaction losses due to unfavorable changes in foreign exchange rates of the Euro and Chinese Yuan and $2.0 million in interest expense from the amortization of convertible debt issuance costs, partially offset by $0.7 million in interest income.
Net Loss
Net loss in the three months ended July 1, 2023 was $53.5 million compared to $97.1 million in the prior-year period. The reduction in net loss was primarily due to the reduction in loss from operations, the increase in total other income, net, and a $0.9 million decrease in losses related to TPP.
Net loss in the six months ended July 1, 2023 was $112.5 million compared to $197.6 million in the prior-year period. The reduction in net loss was primarily due to the reduction in loss from operations, and increase in total other income, net, partially offset by a $1.6 million increase in losses related to TPP.
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
The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net loss, as reported (unaudited):

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net loss, as reported	$(53,505)	$(97,134)	$(112,542)	$(197,592)
Income tax expense	5	11	5	21
Interest expense	989	1,108	1,978	2,133
Depreciation and amortization expense	5,879	7,729	11,928	14,820
Restructuring expenses(1)	(201)	4,302	(627)	7,328
Share-based compensation expense	7,748	10,306	17,313	19,598
Other, net(2)(3)	(1,746)	4,902	(4,654)	6,026
Adjusted EBITDA	$(40,831)	$(68,776)	$(86,599)	$(147,666)

Net loss as a % of net revenues	(52.4)%	(66.1)%	(57.9)%	(77.0)%
Adjusted EBITDA as a % of net revenues	(40.0)%	(46.8)%	(44.6)%	(57.6)%
____________

(1)
Primarily comprised of legal and other expenses associated with the dispute with a co-manufacturer with whom an exclusive supply agreement was terminated in May 2017. On October 18, 2022, the parties to this dispute entered into a confidential written settlement agreement and mutual release, related to this matter. In the three and six months ended July 1, 2023, we recorded a credit of $(0.2) million and $(0.6) million, respectively, in restructuring expenses, primarily driven by a reversal of certain accruals. See Note 3, Restructuring, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

(2)
Includes $(1.0) million and $(0.7) million in net foreign currency transaction losses in the three and six months ended July 1, 2023, respectively. Includes $(5.5) million and $(6.6) million in net foreign currency transaction losses in the three and six months ended July 2, 2022, respectively.

(3)
Includes $2.9 million and $5.7 million in interest income in the three and six months ended July 1, 2023, respectively. Includes $0.6 million and $0.7 million in interest income in the three and six months ended July 2, 2022, respectively.

Liquidity and Capital Resources
ATM Program
On May 10, 2023, we filed an automatically effective shelf registration statement on Form S-3 with the SEC, which allows us to sell, from time to time, and at our discretion, shares of our common stock having an aggregate offering price of up to $200.0 million pursuant to an “at the market” offering program (the “ATM Program”). We intend to use the net proceeds, if any, from sales of our common stock issued under the ATM Program for general corporate and working capital purposes. The timing of any sales and the number of shares sold, if any, will depend on a variety of factors to be determined by us.
The shares will be offered pursuant to an equity distribution agreement between us and Goldman Sachs and Co. LLC, (Goldman Sachs”) as sales agent (the “Equity Distribution Agreement”). We will pay Goldman Sachs a commission equal to 3.25% of the aggregate gross proceeds of any shares sold through Goldman Sachs pursuant to the Equity Distribution Agreement. We are not obligated to sell any shares under the Equity Distribution Agreement. As of July 1, 2023, no sales had been made under the Equity Distribution Agreement and the ATM Program’s full capacity remained available.
Convertible Senior Notes
In 2021, we issued $1.15 billion aggregate principal amount of its 0% Convertible Senior Notes due 2027 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. For a discussion about the Notes, see Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Liquidity
Liquidity Outlook
For the remainder of 2023, our cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part I, Item 1A, “Risk Factors,” of our 2022 10-K and Part II, Item 1A, “Risk Factors” and “Note Regarding Forward-Looking Statements” included elsewhere in this report. In addition, inflation, rising interest rates, adverse developments affecting the financial services industry, overall economic conditions, ongoing concerns about the likelihood of a recession, lasting effects from the COVID-19 pandemic and hostilities in Eastern Europe have led to increased disruption and volatility in capital markets and credit markets generally, which could adversely affect our ability to access capital resources in the future and potentially harm our liquidity outlook.
Based on our current business plan, we believe that our existing cash balances along with our anticipated cash flow from operations will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. In the future, we may raise funds by issuing debt or equity securities, including through the ATM Program, or securities convertible into or exchangeable for our common stock. Such financing and other potential financings may result in dilution to stockholders, reduction in the market price of our common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all. Our cash requirements under our significant contractual obligations and commitments are listed below in the section titled “Contractual Obligations and Commitments.”
Our future capital requirements may vary materially from those currently planned and will depend on many factors including, among others, demand in the plant-based meat category and for our products; our rate of revenue growth; the successful implementation of cost-reduction initiatives; timing to adjust our supply chain and cost structure in response to material fluctuations in product demand; the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; our investment in and build out of our Campus Headquarters; the expenses associated with our marketing initiatives; our investment in manufacturing and facilities to expand or optimize our manufacturing and production capacity, including underutilization fees, termination fees and exit costs; our investments in real property and joint ventures; the costs required to fund domestic and international operations and growth; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us or our directors and officers; the expenses needed to attract and retain skilled personnel; the pricing that we are able to realize on our products; the level of trade and promotional spending to support our products appropriately at retail; the expenses associated with our sales force; our management of accounts receivable, inventory, accounts payable and other working capital accounts; the impact of foreign exchange fluctuations on our cash balances; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
Our operating environment continues to be affected by uncertainty related to macroeconomic issues, including softer demand in the plant-based meat category, high inflation, rising interest rates, and ongoing concerns about the likelihood of a recession, among other things, all of which have had and could continue to have unforeseen impacts on our actual realized results, including our liquidity outlook. With respect to our previously stated target of achieving cash flow positive operations within the second half of 2023, in light of greater than expected consumer and category headwinds and their anticipated impact on net revenues, we now believe this is unlikely to be met in the stated timeframe. Our ability to make progress toward our goal of achieving cash flow positive operations is dependent on a number of assumptions and uncertainties, including, without limitation, demand in the plant-based meat category and for our products; our ability to reduce costs and achieve positive gross margins; our ability to grow revenues and meet operating expense reduction targets, which may be subject to factors beyond our control; timing of capital expenditures; and our ability to monetize inventory and manage working capital.
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
In March 2021, we issued $1.2 billion in aggregate principal amount of Notes. See Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. On May 10, 2023, we filed an automatically effective shelf registration statement on Form S-3, in connection with our ATM Program, discussed above. As of July 1, 2023, no sales had been made under the Equity Distribution Agreement and the ATM Program’s full capacity remained available.
As of July 1, 2023, we had $210.8 million in unrestricted cash and cash equivalents and $15.2 million in restricted cash, which was comprised of $12.6 million to secure the letter of credit to support the development and leasing of our Campus Headquarters and $2.6 million to secure a letter of credit associated with a new third party contract manufacturer in Europe.

Cash Flows
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated.

	Six Months Ended
(in thousands)	July 1, 2023	July 2, 2022
Cash (used in) provided by:
Operating activities	$(88,336)	$(235,690)
Investing activities	$(8,073)	$(41,988)
Financing activities	$(300)	$497
Net Cash Used in Operating Activities
In the six months ended July 1, 2023, we incurred a net loss of $112.5 million, which was the primary reason for net cash used in operating activities of $88.3 million. Net cash outflows from changes in our operating assets and liabilities were $18.4 million, primarily due to payments of accounts payable, an increase in accounts receivable, an increase in prepaid expenses and current assets, an increase in prepaid lease costs related to our Campus Headquarters and a decrease in operating lease liabilities. The cash outflows were partially offset by a decrease in raw materials and packaging and finished goods inventory. Net loss in the six months ended July 1, 2023 included $42.6 million in non-cash expenses primarily comprised of share-based compensation expense, depreciation and amortization expense, loss on sales of fixed assets and equity in losses of TPP.
In the six months ended July 2, 2022, we incurred a net loss of $197.6 million, which was the primary reason for net cash used in operating activities of $235.7 million. Net cash outflows from changes in our operating assets and liabilities was $86.2 million, primarily due to the escrow payments related to the Campus Lease (see Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report), increase in accounts receivable balances and increase in inventory. The cash outflows were partially offset by the increase in accrued expenses and other current liabilities. Net loss in the six months ended July 2, 2022 included $48.1 million in non-cash expenses primarily comprised of share-based compensation expense and depreciation and amortization expense.
Depreciation and amortization expense was $11.9 million and $14.8 million in the six months ended July 1, 2023 and July 2, 2022, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our investment in property, plant and equipment.
In the six months ended July 1, 2023, net cash used in investing activities was $8.1 million and consisted of cash outflows for purchases of property, plant and equipment, primarily driven by investments in production equipment and facilities, and $3.3 million in investment in TPP that was previously committed, partially offset by $2.3 million in proceeds from sales of certain fixed assets.
In the six months ended July 2, 2022, net cash used in investing activities was $42.0 million and consisted of cash outflows for purchases of property, plant and equipment, primarily driven by investments in production equipment and facilities.
Net Cash Provided by Financing Activities
In the six months ended July 1, 2023, net cash used by financing activities was $0.3 million, primarily from the $0.3 million in payments of minimum withholding taxes on net share settlement of equity awards and

$0.1 million payments under finance lease obligations, partially offset by $0.2 million in proceeds from stock option exercises.
In the six months ended July 2, 2022, net cash provided by financing activities was $0.5 million, primarily from the $1.3 million in proceeds from stock option exercises, partially offset by $0.8 million in payments of minimum withholding taxes on net share settlement of equity awards, and payments under finance lease obligations.
Contractual Obligations and Commitments
There have been no significant changes during the six months ended July 1, 2023 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the 2022 10-K, other than the following:
Leases
On January 14, 2021, we entered into the Campus Lease, a 12-year lease with two 5-year renewal options to house its corporate headquarters, lab and innovation space (the “Campus Headquarters”) in El Segundo, California. Although we are involved in the design of the tenant improvements of the Campus Headquarters, we do not have title or possession of the assets during construction. In addition, we do not have the ability to control the leased Campus Headquarters until each phase of the tenant improvements is complete. We contributed $4.6 million and $55.1 million in payments towards the construction of the Campus Headquarters in the six months ended July 1, 2023 and the year ended December 31, 2022, respectively. These payments are initially recorded in “Prepaid lease costs, non-current” in our condensed consolidated balance sheets and will ultimately be reclassified as a component of a right-of-use asset upon lease commencement for each phase of the lease. On June 1, 2023, the tenant improvements associated with Phase 1-B were completed, and the underlying asset was delivered to us. As such, upon commencement of Phase 1-B, we recognized a $64.9 million right-of-use asset, which included the reclassification of $29.3 million of the construction payments previously included in “Prepaid lease costs, non-current,” and a $35.6 million lease liability. In 2022, the tenant improvements associated with Phase 1-A were completed, and the underlying asset was delivered to us. As such, upon commencement of Phase 1-A, we recognized a $64.1 million right-of-use asset, which included the reclassification of $27.7 million of the construction payments previously included in “Prepaid lease costs, non-current,” and a $36.6 million lease liability. Aggregate payments towards base rent over the initial lease term associated with the remaining phases not yet delivered to us will be approximately $79.4 million.
Upon completion of the tenant improvements associated with Phase 1-B, we moved our headquarters, sales and marketing operations into the newly constructed Campus Headquarters where our innovation center is also located. On June 30, 2023, we terminated the lease of our former headquarters, also in El Segundo, California. As a result of this termination, during the second quarter of 2023, the balances in “Operating lease right-of use assets,” “Current portion of operating lease liabilities” and “Operating lease liabilities, net of current portion” were reduced by $1.9 million, $0.5 million and $1.4 million, respectively. On February 14, 2023, we terminated the lease of our Commerce, California commercialization center. As a result of this termination, during the first quarter of 2023, the balances in “Operating lease right-of use assets,” “Current portion of operating lease liabilities” and “Operating lease liabilities, net of current portion” were reduced by $11.3 million, $0.8 million and $10.5 million, respectively. See Note 4, Leases, and Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
China Investment and Lease Agreement
As of July 1, 2023, we had invested $22.0 million as the registered capital of our wholly-owned subsidiary Beyond Meat (Jiaxing) Food Co., Ltd. (“BYND JX”) and advanced $20.0 million to BYND JX. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

The Planet Partnership
On January 25, 2021, we entered into the Planet Partnership, LLC (“TPP”), a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. In the three months ended July 1, 2023 and July 2, 2022, we recognized our share of the net losses in TPP in the amount of $0.5 million and $1.4 million, respectively. In the six months ended July 1, 2023 and July 2, 2022, we recognized our share of the net losses in TPP in the amount of $3.7 million and $2.1 million, respectively.
As of the year ended December 31, 2022, we had contributed our share of the investment in TPP in the amount of $24.3 million. In the six months ended July 1, 2023, we contributed an additional $3.3 million as our share of an additional investment in TPP resulting in a total contribution of $27.6 million as of July 1, 2023. See Note 2, Summary of Significant Accounting Policies, Note 10, Commitments and Contingencies, and Note 13, Related Party Transactions, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
In the first half of 2023, we continued the process of restructuring certain contracts and operating activities related to Beyond Meat Jerky. We intend to assume distribution responsibilities for Beyond Meat Jerky starting in the fourth quarter of 2023 and believe this move will support our gross margin expansion objectives. TPP will remain as a vehicle to evaluate a range of plant-based food and beverage products for potential future business development. For a discussion of the risks associated with our assumption of the distribution responsibilities for Beyond Meat Jerky, see Part II, Item 1A, “Risk Factors—Risks Related to Our Investments—Joint ventures may not operate according to their business plans if our partners fail to fulfill their obligations, which may adversely affect our results of operations and compel us to dedicate additional resources to these joint ventures. Restructuring certain contracts and operating activities related to Beyond Meat Jerky and our assumption of distribution responsibilities for Beyond Meat Jerky may not be successful.”
Purchase Commitments
As of July 1, 2023, we had $75.8 million in fee commitments to manufacture products at a co-manufacturer’s facility over a 5-year term. For a portion of the contract term, if the minimum order for a month is not fulfilled, we may be assessed a fee per pound, which fee may be waived by the co-manufacturer upon reaching certain aggregate quarterly volume requirements. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
On July 27, 2022, we entered into an agreement to purchase certain property on a neighboring site to our manufacturing facility in Europe located in Enschede, the Netherlands, for cash consideration of approximately €6.3 million, of which a €0.9 million deposit was made during 2022. The purchase is expected to close in the second half of 2023.
On July 1, 2023, we and Roquette Frères entered into a second amendment (the “Second Amendment”) to the our existing pea protein supply agreement dated January 10, 2020, as amended by the first amendment dated August 3, 2022 (the “First Amendment”). Pursuant to the Second Amendment, the terms of the agreement and existing purchase commitments set forth in the First Amendment were revised and extended through December 31, 2025. Pursuant to the Second Amendment, the purchase commitment was revised such that we have committed to purchase pea protein inventory totaling $2.7 million in the remainder of 2023, $10.9 million in 2024 and $17.1 million in 2025. In addition, as of July 1, 2023, we had approximately $17.0 million in purchase order commitments for capital expenditures to purchase property, plant and equipment including the commitment to purchase the Enschede facility discussed above. Payments for these purchases will be due within twelve months.
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
During the first quarter of 2023, we completed a reassessment of the useful lives of our large manufacturing and research and development equipment, and determined that we should increase the estimated useful lives for certain of our equipment from a range of 5 to 10 years to a uniform 10 years. The timing of this reassessment was based on a combination of factors accumulating over time, including historical useful life information and changes in our planned use of the equipment, that provided us with updated information that allowed us to make a better estimate of the economic lives of such equipment. This reassessment was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2023. This change in accounting estimate decreased depreciation expense for the three months ended July 1, 2023 by $5.6 million, impacting cost of goods sold and research and development expenses by $5.1 million and $0.5 million, respectively, and decreased both basic and diluted net loss per share available to common stockholders by $0.09. For the six months ended July 1, 2023, this change in accounting estimate decreased depreciation expense by $11.2 million, impacting cost of goods sold and research and development expenses by $10.2 million and $1.0 million, respectively, and decreased both basic and diluted net loss per share available to common stockholders by $0.17. There have been no other material changes in our critical accounting policies during the three months ended July 1, 2023, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2022 10-K.
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
During the three and six month ended July 1, 2023, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $0.6 million and $1.1 million, respectively, or a decrease of approximately $0.6 million and $1.1 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and may enter into long-term contracts to better ensure stability of prices of our raw materials. As of July 1, 2023, we had a multi-year sales agreement with Roquette which expires in December 2025. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Foreign Currency Risk
Our foreign exchange risk is primarily related to our intercompany balances denominated in various foreign currencies. We have exposure to the Euro and the Chinese Yuan. Foreign currency translation loss, net of tax, reported as cumulative translation adjustment through “Other comprehensive loss” was $0.2 million and $2.3 million in the three months ended July 1, 2023 and July 2, 2022, respectively. Net realized and unrealized foreign currency transaction losses included in “Other, net” were $1.0 million and $5.5 million in the three months ended July 1, 2023 and July 2, 2022, respectively.
Foreign currency translation loss, net of tax, reported as cumulative translation adjustment through “Other comprehensive loss” was $0.2 million and $3.0 million in the six months ended July 1, 2023 and July 2, 2022, respectively. Net realized and unrealized foreign currency transaction losses included in “Other, net” were $0.7 million and $6.6 million in the six months ended July 1, 2023 and July 2, 2022, respectively.

Based on the intercompany balances as of July 1, 2023, an assumed 5% or 10% adverse change to foreign exchange rates would result in a loss of approximately $4.8 million and $9.6 million, respectively, recorded in “Other, net” in the three and six months ended July 1, 2023.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Part II. Other Information
ITEM 1. LEGAL PROCEEDINGS.
We are subject to various legal proceedings and claims that arise in the ordinary course of our business. For a description of our material pending legal proceedings, please see Note 10, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
In connection with these matters, we have accrued for loss contingencies where we believe that losses are probable and estimable. No loss contingency is recorded for matters where such losses are either not probable or reasonably estimable (or both). Although it is reasonably possible that actual losses could be in excess of our accrual, we are unable to estimate a reasonably possible loss or range of loss in excess of our accrual, due to various reasons, including, among others, that: (i) the proceedings are in early stages or no claims have been asserted, (ii) specific damages have not been sought in all of these matters, (iii) damages, if asserted, are considered unsupported and/or exaggerated, (iv) there is uncertainty as to the outcome of pending appeals, motions or settlements, (v) there are significant factual issues to be resolved, and/or (vi) there are novel legal issues or unsettled legal theories presented. It is not possible to predict the ultimate outcome of all pending legal proceedings, and some of the matters discussed in this report seek or may seek potentially large and/or indeterminate amounts. Any such loss or excess loss could have a material effect on our results of operations or cash flows or on our financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
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
Risk Factors
Risks Related to Our Business
Weakness in the plant-based meat category, combined with our volume losses, has had a negative impact on our sales and profits.
Our operating environment continues to be negatively affected by several challenges, including, but not limited to, prolonged weakening demand in the plant-based meat category overall, particularly in the refrigerated subsegment, among others, broad macroeconomic headwinds including elevated levels of inflation, rising interest rates, waning consumer confidence and recessionary concerns, and competitive activity in the plant-based meat category. As of the date of this report, consumer demand for plant-based meat products has continued to decline. For example, in the first half of 2023, all of our markets and channels other than international foodservice were negatively impacted by weakness in demand in the category.
Partly as a result of this weak demand, we have experienced volume losses and declines from historical levels, which has negatively impacted our sales and profitability. In the three and six months ended July 1, 2023, volume of products sold decreased by 23.9% and 17.1%, respectively, primarily reflecting weak category demand, especially in U.S. retail and U.S. foodservice channels. We expect that demand-related challenges will continue to have a negative impact on our sales and profitability and, as a result, our results of operations and financial condition, in the future, particularly if we are not able to reduce our costs quickly and significantly enough to offset the lost volume and attain and maintain a profitable customer and product mix. A continued decrease in consumer demand for plant-based meat, or a further prolonged decrease, would likely have a material adverse effect on our profits, business, financial condition and results of operations.

Our strategic initiatives to reduce our cost structure towards cash flow positive operations could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions, including achieving our cash flow positive operations.
Our cost-reduction initiatives, expected charges and savings related to our 2022 workforce reductions and executive leadership changes and the timing and success of achieving cash flow positive operations are subject to many risks and uncertainties. The charges associated with the reduction-in-force and executive leadership changes may be greater than anticipated; we may be unable to realize the contemplated benefits in connection with the workforce reduction, executive leadership changes and other potential cost-reduction initiatives; and the workforce reduction, executive leadership changes and cost-reduction initiatives may have an adverse impact on our performance. Additionally, our ability to make progress toward our goal of achieving cash flow positive operations is dependent on a number of assumptions and uncertainties, including, without limitation, demand in the plant-based meat category and for our products; our ability to reduce costs and achieve positive gross margins; our ability to grow revenues and meet operating expense reduction targets, which may be subject to factors beyond our control; timing of capital expenditures; and our ability to monetize inventory and manage working capital. The other risks described in this report and in our 2022 10-K may also hinder our ability to implement our strategic initiatives. As a result, we cannot guarantee that we will achieve cash flow positive operations in the future, whether on our expected timelines, or at all.
As we continue to identify areas of cost savings and operating efficiencies, we may consider implementing further measures to help streamline operations and improve our cost efficiencies, including downsizing or exiting certain operations. However, our strategic growth initiatives may not be adequate to support the long-term operations of our business, particularly under adverse circumstances. Furthermore, we may not be successful in implementing these initiatives or realizing our anticipated savings and efficiencies, including as a result of factors beyond our control. For example, in the event we have excess capacity or vacancy in any of our facilities or office spaces, we may sublease portions of the excess space to third parties and may be unable to sublease our excess space on favorable terms, or at all, or if we are able to sublease space but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we could incur substantial payment obligations to our landlords.
Our operating environment continues to be affected by uncertainty related to macroeconomic issues, including prolonged, weak demand in the plant-based meat category, high inflation, rising interest rates and challenges related to labor availability, among other things, all of which have and may continue to frustrate our cost-reduction initiatives, as well as the achievement of cash flow positive operations. If we are unable to realize the anticipated savings and efficiencies of our cost reduction initiatives and related strategic initiatives, our operating and financial results would be adversely affected and could differ materially from our expectations.
Our ability to accurately forecast our future results of operations is subject to many risks and uncertainties, and our operating and financial results could differ materially from our expectations.
Our ability to accurately forecast our future results of operations is limited by and dependent on a number of risks and uncertainties, including those described in this report and in our 2022 10-K. Our historical revenue growth should not be considered indicative of our future performance. Our revenue growth has declined and could continue to decline or slow for a number of reasons, including but not limited to weak demand in the plant-based meat category and for our products, other macroeconomic factors such as rising inflation, high interest rates and concerns about the likelihood of an economic recession, reduced consumer confidence and changes in consumer spending, competitive activity from our market competitors and new market entrants and a continued decrease in demand for the overall plant-based market. In fact, net revenues decreased to $102.1 million in the three months ended July 1, 2023 from $147.0 million in the three months ended July 2, 2022, representing a 30.5% decrease. Net revenues decreased to $194.4 million in the six months ended July 1, 2023 from $256.5 million in the six months ended July 2, 2022, representing a 24.2% decrease. If we are unable to identify and execute cost-down initiatives, including those intended to achieve price parity with animal protein, we may not be able to compete effectively in our market and demand for our products may continue to slow, either of which could continue to adversely affect our revenues and margins. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.
From time to time, we may release earnings guidance, financial goals or other forward-looking statements in our earnings releases, earnings conference calls or otherwise regarding our future performance that represent our management’s estimates as of the date of the release. Some or all of the assumptions of any future guidance or financial goals that we furnish may not materialize or may vary significantly from actual future results. For example, our ability to make progress toward our goal of achieving cash flow positive operations is dependent on a number of assumptions and uncertainties, including, without limitation, demand in the plant-based meat category and for our products; our ability to reduce costs and achieve positive gross margins; our ability to grow revenues and meet operating expense reduction targets, which may be subject to factors beyond our control; timing of capital expenditures; and our ability to monetize inventory and manage working capital. The other risks described in this report and in our 2022 10-K may also cause our actual future results to differ.
We may not be able to utilize our capacity efficiently or accurately plan our capacity requirements, which may adversely affect our gross margin, business and operating results.
If we overestimate our demand and overbuild our capacity or inventory, as we have done in the past, we may have significantly underutilized assets. Underutilization of our manufacturing and/or co-manufacturing facilities can adversely affect our gross margin and other operating results. If demand for our products experiences a prolonged decrease, we may be required to terminate or make penalty-type payments under certain supply chain arrangements, close or idle facilities and write down our long-lived assets or shorten the useful lives of underutilized assets and accelerate depreciation, which would increase our expenses. For example, in 2022, lower than anticipated revenues negatively impacted our capacity utilization, which resulted in the Company incurring underutilization fees and termination fees that were required in order to exit certain of our supply chain arrangements.
If demand does not materialize at the rate forecasted, we may not be able to scale back our manufacturing expenses or overhead costs quickly enough to correspond to the lower than expected demand. This could result in lower margins and adversely impact our business and results of operations. Additionally, if product demand continues to decrease or stay flat or we fail to forecast demand accurately, our results may be adversely impacted due to higher costs resulting from lower manufacturing utilization, causing higher fixed costs per unit produced. We are required to recognize excess or obsolete inventory write-off charges, or excess capacity charges. We routinely monitor and recognize excess or obsolete inventory write-off charges when appropriate, which has negatively impacted our results of operations.
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
If any of our co-manufacturers fail to comply with food safety, environmental, health and safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted and our reputation could be harmed. An interruption in, or the loss of operations at, one or more of our co-manufacturing facilities, which may be caused by work stoppages, labor shortages, strikes or other labor unrest, production disruptions, product quality or safety issues, local economic and political conditions, restrictive governmental actions, border closures, disease outbreaks or pandemics (such as COVID-19), the outbreak of hostilities, acts of war, terrorism, fire, earthquakes, severe weather, flooding or other natural disasters at one or more of these facilities, could delay, postpone or reduce production of some of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as such interruption is resolved or an alternate source of production is secured.
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
There is an increased focus from a variety of stakeholders on corporate ESG practices, including climate change and related ESG disclosure requirements. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain products, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition or results of operations.
While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of our company and/or products, such initiatives or achievements of such commitments may be costly and may not have the desired effect. Expectations around the Company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. For example, we may not ultimately be able to complete certain goals or initiatives, either on the timelines originally anticipated or at all, due to technical, cost or other factors, which may be in or out of our control. Moreover, actions or statements that we may take based on based on expectations, assumptions or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary.
Certain market participants, including stockholders and other capital providers, use third-party benchmarks or scores to measure a company’s ESG practices and decide whether to invest in their common stock or engage with them to require changes to their practices. In addition, certain influential institutional investors are also increasing their focus on ESG practices and are placing importance on the implications and social cost of their investments. If our ESG practices do not meet the standards set by these stockholders, they may choose not to invest in our common stock or if our peer companies outperform us in their ESG initiatives, potential or current investors may elect to invest with our competitors instead. Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence and disclosure on topics such as climate change, human capital, labor and risk oversight, could also expand the nature, scope and complexity of matters that we are required to control, assess and report. For example, to the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, customers, or business partners, which may adversely impact our operations. We may be especially subject to scrutiny on such matters given efforts to portray our operations and products as a more sustainable and conscientious alternative to certain competitor products. As another example, the SEC has proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past and expanded data collection, analysis and certification with respect to greenhouse gas emissions reporting that may not be complete or accurate, and impose increased oversight obligations on our management and board of directors. These and other regulations, disclosure-related and otherwise, may increase our costs as well as increase scrutiny regarding our ESG efforts, which may enhance the risks discussed in this risk factor. If we do not comply with investor or stockholder expectations and standards in connection with our ESG initiatives, are perceived to have not responded appropriately to address ESG issues within our company, or fail to adapt to or comply with all laws, regulations, policies and related interpretations, our business and reputation could be negatively impacted and our share price and access to/cost of capital could be materially and adversely affected. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
The Company is subject to accounting estimate risks.
The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make significant estimates that affect the financial statements. Estimates are made at specific points in time and based on facts, historical experience and various other factors believed to be reasonable under the circumstances at such time. For example, during the first quarter of 2023, we completed a reassessment of the useful lives of our large manufacturing and research and development equipment, and determined that we should increase the estimated useful lives from a range 5 to 10 years to a uniform 10 years. The timing of this reassessment was based on a combination of factors accumulating over time, including historical useful life information and changes in our planned use of the equipment that provided us with updated information that allowed us to make a better estimate of the economic lives of such equipment. This was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2023. If actual results differ from our judgments and assumptions, then it may have a material, adverse impact on our results of operations and cash flows. For the three months ended July 1, 2023, this change in accounting estimate decreased depreciation expense by $5.6 million, impacting cost of goods sold and research and development expenses by $5.1 million and $0.5 million, respectively, and decreased both basic and diluted net loss per share available to common stockholders by $0.09. For the six months ended July 1, 2023, this change in accounting estimate decreased depreciation expense by $11.2 million, impacting cost of goods sold and research and development expenses by $10.2 million and $1.0 million, respectively, and decreased both basic and diluted net loss per share available to common stockholders by $0.17.
Our results of operations could be materially negatively affected if we cannot successfully keep pace with technological changes impacting the development of our products and implementation of our business needs.
Our success depends on our ability to keep pace with rapid technological changes affecting the development of our products and implementation of our business needs. Emerging technological trends such as artificial intelligence, machine learning and automation are impacting industries and business operations. If we do not sufficiently invest in new technology and industry developments, appropriately implement new technologies or evolve our business at sufficient speed and scale in response to such developments, or if we do not make the right strategic investments to respond to these developments, our products, results of operations and ability to develop and maintain our business could be negatively affected. Our competitors or other third parties may incorporate such technologies into their products and business more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.
Risks Related to Our Products
Food safety and food-borne illness incidents may materially adversely affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.
Selling food for human consumption involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury or death related to allergens, food-borne illnesses or other food safety incidents caused by products we sell, or involving our suppliers or co-manufacturers, could result in the discontinuance of sales of these products or our relationships with such suppliers or co-manufacturers, or otherwise result in destruction and write-off of raw materials or product inventory, delayed or lost sales, increased operating costs, regulatory enforcement actions or harm to our reputation. Shipment of adulterated or misbranded products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is more than our policy limits or not covered by our policies or not subject to insurance would have to be paid from our cash reserves, which would reduce our capital resources.
The occurrence of food-borne illnesses or other food safety incidents could also adversely affect the price and availability of affected ingredients, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any instances of food contamination or regulatory noncompliance, whether or not caused by our actions, could compel us, our suppliers, our distributors or our customers, depending on the circumstances, to conduct a recall in accordance with FDA regulations, comparable state laws or foreign laws such as those of the European Union, the United Kingdom and China. Food recalls and other food illness and food safety incidents could result in significant losses due to their costs, the destruction of raw materials or product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing distributors or customers and a potential negative impact on our ability to attract new customers due to negative consumer experiences or because of an adverse impact on our brand and reputation. The costs of a recall could exceed or be outside the scope of our existing or future insurance policy coverage or limits.
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
A key element of our long-term growth strategy depends on our ability to develop and market new products and improvements to our existing products that meet our standards for quality and appeal to consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, accurately predict taste preferences and purchasing habits of consumers in new geographic markets, the technical capability of our innovation staff in developing and testing product prototypes, including complying with applicable governmental regulations, commercialization and scale-up of new products, the success of our management and sales and marketing teams in introducing and marketing new products, and our ability to adapt to changes in technology, including the successful utilization of data analytics, artificial intelligence and machine learning. Our innovation staff members are continuously testing alternative plant-based proteins to the proteins we currently use in our products, as they seek to find additional protein options to our current ingredients that are more easily sourced, and which retain and build upon the quality and appeal of our current product offerings. Failure to develop, commercialize and market new products that appeal to consumers may lead to a decrease in our growth, sales and profitability.
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
Breaches of our data systems, or those of our vendors and other third parties on which we rely, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, vendor software supply chain compromises, physical breaches or other actions, could result in material interruptions or malfunctions in our or such third parties’ websites, applications or data processing, or the disruption of other business operations. A successful cyber-attack against any of our supply chain vendors’ information technology systems may disrupt our supply chain. For example, in April 2023, one of our temperature-controlled warehousing vendors began to receive evidence that its computer network was affected by a cybersecurity incident. Although the full impact of the vendor’s cybersecurity incident on our operations and business is not yet known, it and similar disruptions of our supply chain could result in material adverse impacts on our revenue, business, financial condition or results of operations, including affecting customer demand, orders that may not materialize due to delayed deliveries and subsequent lost sales that we may not be able to recover in full, or at all. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage all of which could have a material adverse effect on our business, financial condition or results of operations. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Currently, we carry cybersecurity insurance and business interruption coverage to mitigate certain potential losses, but this insurance is limited in amount and may not be sufficient in type or amount to cover us against claims related to a cybersecurity breach and related business and system disruptions. We cannot be certain that such potential losses will not exceed our policy limits, insurance will continue to be available to us on economically reasonable terms, or at all, or any insurer will not deny coverage as to any future claim. In addition, we may be subject to changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements.
Additionally, the SEC has recently released its final rule on Cybersecurity Risk Management, Strategy, Governance and Incident Disclosure which will require public companies to report information relating to certain cyber-attacks or other information security breaches in disclosures required to be made under the federal securities laws and may increase our costs of doing business, expose us to potential compliance risk and impact the manner in which we operate. Any such cyber incidents involving our computer systems and networks, or those of third parties important to our business, could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
As of July 1, 2023, we had cash and cash equivalents and restricted cash totaling $225.9 million. Our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, including strategic collaborations. For example, in May 2023, we established our ATM Program, under which we may offer and sell from time to time and at our discretion shares of our common stock having an aggregate offering price of up to $200.0 million pursuant to the Equity Distribution Agreement. Such financing and other potential financings may result in dilution to stockholders, reduction in the market price of our common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, the capital markets may experience extreme volatility and disruption, including rising interest rates and higher borrowing costs, which could make it more difficult for us to raise capital. If we cannot access the capital markets upon favorable terms or at all, it may impact our ability to achieve our goals.
Our future capital requirements depend on many factors, including:
•demand in the plant-based meat category and for our products;
•our rate of revenue growth;
•the successful implementation of cost-reduction initiatives;
•timing to adjust our supply chain and cost structure in response to material fluctuations in product demand;
•the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets;
•our investment in and build out of our Campus Headquarters;
•the expenses associated with our marketing initiatives;
•our investment in manufacturing and facilities to expand and optimize our manufacturing and production capacity, including underutilization fees, termination fees and exit costs;
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
As of July 1, 2023, we had $15.2 million in restricted cash, which was comprised of $12.6 million to secure the letter of credit to support the development and leasing of our Campus Headquarters and $2.6 million to secure a letter of credit associated with a new third party contract manufacturer in Europe. Our inability to access and employ the cash that collateralizes our outstanding and future letters of credit may impact our liquidity and could have an adverse impact on our business, operations and financial condition.
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
Any changes in, or changes in the interpretation of, applicable laws, regulations or policies of the FDA or U.S. Department of Agriculture (“USDA”), state regulators or similar foreign regulatory authorities that relate to the use of the word “meat” or other similar words in connection with plant-based meat products could adversely affect our business, prospects, results of operations or financial condition.
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

In June 2020, France adopted a law prohibiting names to indicate foodstuffs of animal origin to describe, market, or promote foodstuffs containing vegetable proteins. In October 2021, France published a draft implementing decree to define, for example, the sanctions in case of non-compliance with the new law. The Decree was published on June 29, 2022, and entered into force on October 1, 2022. We do not believe that the Decree complies with the laws of the European Union (EU), in particular the principle of free movement of goods. On July 27, 2022, at the request of a trade association, the French High Administrative Court partially suspended the execution of the Decree. This signals that there are indeed serious doubts as to the lawfulness of the Decree, though the suspension is only partial and temporary until the Court rules on the merits of the case. In this context, on October 21, 2022, the Company filed an application for annulment against the Decree. The Company also intervened in favor of the trade association in their pending case against the Decree on November 16, 2022. Several plant-based companies filed voluntary intervention in support of the Company’s case on April 20, 2023. On July 12, 2023, the French High Administrative Court decided to refer the case to the Court of Justice of the European Union ("CJEU"). The CJEU is asked to decide on the lawfulness of the Decree banning “meaty” names for plant-based protein under EU law. The procedure before the CJEU is expected to last up to 18 months. Should the CJEU decide that the ban of the Decree violates EU law, the Company could continue to market in France as-is. However, a decision from the CJEU confirming the lawfulness of the Decree under EU law would impact the Company’s operations in France, and may also trigger similar prohibitions in other EU countries, which could significantly disrupt the Company’s operations.
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
From time to time, we may be party to various claims and litigation proceedings. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates. For information regarding material pending legal proceedings, please see Part II, Item I, Legal Proceedings, and Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended July 1, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	10-Q	6/12/2019	3.1
3.2	Amended and Restated Bylaws.	8-K	4/11/2023	3.1
4.1	Form of Common Stock Certificate.	S-1/A	3/27/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated as of October 5, 2018, by and among the Registrant and the other parties thereto.	S-1	11/16/2018	4.2
4.3	Description of Registrant’s Securities.	10-K	3/01/2023	4.3
4.4	Indenture, dated as of March 5, 2021, between Beyond Meat, Inc. and U.S. Bank National Association, as trustee.	8-K	3/05/2021	4.1
4.5	Form of certificate representing 0% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.1 to the Form 8-K filed on March 5, 2021).	8-K	3/05/2021	4.1
10.1*	Second Amendment dated as of July 1, 2023 to the Multi-Year Sales Agreement dated January 10, 2020, as amended, by and between Roquette Frères and Beyond Meat, Inc.				X
10.2	Lease Termination Agreement dated as of June 30, 2023, by and between GSOB LLC and Beyond Meat, Inc.				X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2023 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders' (Deficit) Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.				X

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

BEYOND MEAT, INC.

Date:	August 9, 2023	By:	/s/ Ethan Brown
Ethan Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2023	By:	/s/ Lubi Kutua
Lubi Kutua
Chief Financial Officer, Treasurer
(Principal Financial Officer)