Form 10-Q
period 2023-09-30
BEYOND MEAT, INC.
filed 2023-11-09
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                Yes  ☐   No  ☒
As of November 7, 2023, the registrant had 64,540,906 shares of common stock, $0.0001 par value per share, outstanding.

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
•a continued decrease in demand, and the underlying factors negatively impacting demand, in the plant-based meat category;
•risks and uncertainties related to certain cost-reduction initiatives, cost structure improvements, workforce reductions and executive leadership changes, and the timing and success of reducing operating expenses and achieving certain financial goals and cash flow positive objectives;
•the timing and success of narrowing our commercial focus to certain growth opportunities; accelerating activities that prioritize gross margin expansion and cash generation; changes to our pricing architecture within certain channels; and accelerated, cash-accretive inventory reduction initiatives;
•our ability to successfully execute our global operations review, including the potential exit of select product lines; further optimization of our manufacturing capacity and real estate footprint; and a review and potential restructuring of our operations in China;
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
•our inability to properly manage and ultimately sell our inventory in a timely manner, which could require us to sell our products through liquidation channels at lower prices, write-down or write-off obsolete inventory, or increase inventory reserves;
•any future impairment charges, including due to any future changes in estimates, judgments or assumptions, failure to achieve forecasted operating results, weakness in the economic environment, changes in market conditions and/or declines in our market capitalization;
•the sufficiency of our cash and cash equivalents to meet our liquidity needs, including estimates of our expenses, future revenues, capital expenditures, capital requirements and our needs for additional financing;
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

•our ability to streamline operations and improve cost efficiencies, which could result in the contraction of our business and the implementation of significant cost cutting measures such as further downsizing and exiting certain operations, including product lines, domestically and/or abroad;
•the impact of uncertainty as a result of doing business in China and Europe, including as a result of our review and potential restructuring of our operations in China;
•the volatility of or inability to access the capital markets, including due to macroeconomic factors, geopolitical tensions or the outbreak of hostilities or war—for example, the war in Ukraine and the escalating conflict in Israel, Gaza and surrounding areas;
•changes in the retail landscape, including our ability to maintain and expand our distribution footprint, the timing, success and level of trade and promotion discounts, our ability to maintain and grow market share and increase household penetration, repeat purchases, buying rates (amount spent per buyer) and purchase frequency, and our ability to maintain and increase sales velocity of our products;
•changes in the foodservice landscape, including the timing, success and level of marketing and other financial incentives to assist in the promotion of our products, our ability to maintain and grow market share and attract and retain new foodservice customers or retain existing foodservice customers, and our ability to introduce and sustain offering of our products on menus;
•the timing and success of distribution expansion and new product introductions in increasing revenues and market share;
•the timing and success of strategic Quick Service Restaurant (“QSR”) partnership launches and limited time offerings resulting in permanent menu items;
•foreign currency exchange rate fluctuations;
•our ability to identify and execute cost-down initiatives intended to achieve price parity with animal protein;
•the effectiveness of our business systems and processes;
•our estimates of the size of our market opportunities and ability to accurately forecast market growth;
•our ability to effectively optimize our manufacturing and production capacity, and real estate footprint, including consolidating manufacturing facilities and production lines, exiting co-manufacturing arrangements and effectively managing capacity for specific products with shifts in demand;
•risks associated with underutilization of capacity which could give rise to increased costs per unit, underutilization fees, termination fees and other costs to exit certain supply chain arrangements and product lines, and/or the write-down or write-off of certain equipment;
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
•variations in product selling prices and costs, the timing and success of changes to our pricing architecture within certain channels, and the mix of products sold;
•our ability to successfully enter new geographic markets, manage our international business and comply with any applicable laws and regulations, including risks associated with doing business in foreign countries, substantial investments in our manufacturing operations in China and the Netherlands, and our ability to comply with the U.S. Foreign Corrupt Practices Act (“FCPA”) or other anti-corruption laws;
•our ability to protect our brand against misinformation about our products and the plant-based meat category, real or perceived quality or health issues with our products, marketing campaigns aimed at generating negative publicity regarding our products and the plant-based meat category, including regarding the nutritional value of our products, and other issues that could adversely affect our brand and reputation;
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
•risks related to our debt, including our ability to repay our indebtedness, limitations on our cash flow from operations and our ability to satisfy our obligations under the convertible senior notes; our ability to raise the funds necessary to repurchase the convertible senior notes for cash, under certain circumstances, or to pay any cash amounts due upon conversion; provisions in the indenture governing the convertible senior notes delaying or preventing an otherwise beneficial takeover of us; and any adverse impact on our reported financial condition and results from the accounting methods for the convertible senior notes;
•our ability to meet our obligations under our El Segundo Campus and Innovation Center ("Campus Headquarters") lease (“Campus Lease”), the timing of occupancy and completion of the build-out of our space, cost overruns, delays, the impact of workforce reductions or other cost-reduction initiatives on our space demands, and the timing and success of subleasing excess space at our Campus Headquarters;
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
•our ability and the ability of our suppliers and co-manufacturers to comply with food safety, environmental or other laws or regulations and the impact of any non-compliance on our operations, brand reputation, and ability to fulfill customer orders in full and on time;
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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “might,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,”
v

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
This report also contains estimates and other statistical data obtained from independent parties and by us relating to market size and growth and other data about our industry and ultimate consumers. The number of retail and foodservice outlets where Beyond Meat branded products are available was derived from rolling 52-week data as of September 2023. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates and data. Such data does not reflect our assumption of distribution for Beyond Meat Jerky in the fourth quarter of 2023 which is expected to limit our distribution reach for Beyond Meat Jerky and substantially reduce our total number of U.S. retail distribution outlets in subsequent quarters.
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

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$217,545	$309,922
Restricted cash, current	2,689	—
Accounts receivable, net	35,763	34,198
Inventory	194,570	235,696
Prepaid expenses and other current assets	20,938	20,700
Assets held for sale	118	5,943
Total current assets	$471,623	$606,459
Restricted cash, non-current	12,600	12,627
Property, plant, and equipment, net	245,373	257,002
Operating lease right-of-use assets	132,671	87,595
Prepaid lease costs, non-current	60,680	85,472
Other non-current assets, net	4,550	10,744
Investment in unconsolidated joint venture	1,711	2,325
Total assets	$929,208	$1,062,224
Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$61,861	$55,300
Current portion of operating lease liabilities	3,083	3,812
Accrued expenses and other current liabilities	13,914	16,729
Total current liabilities	$78,858	$75,841
Long-term liabilities:
Convertible senior notes, net	$1,136,558	$1,133,608
Operating lease liabilities, net of current portion	76,382	55,854
Finance lease obligations and other long-term liabilities	316	469
Total long-term liabilities	$1,213,256	$1,189,931
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	September 30, 2023	December 31, 2022
Commitments and Contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	$—	$—
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 64,460,196 and 63,773,982 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	567,927	544,357
Accumulated deficit	(926,143)	(743,109)
Accumulated other comprehensive loss	(4,696)	(4,802)
Total stockholders’ deficit	$(362,906)	$(203,548)
Total liabilities and stockholders’ deficit	$929,208	$1,062,224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net revenues	$75,312	$82,500	$269,697	$338,995
Cost of goods sold	82,566	97,340	268,493	359,807
Gross (loss) profit	(7,254)	(14,840)	1,204	(20,812)
Research and development expenses	9,118	13,413	30,323	49,293
Selling, general and administrative expenses	53,252	54,495	152,607	192,624
Restructuring expenses	(4)	6,993	(631)	14,321
Total operating expenses	62,366	74,901	182,299	256,238
Loss from operations	(69,620)	(89,741)	(181,095)	(277,050)
Other (expense) income, net:
Interest expense	(989)	(1,040)	(2,967)	(3,173)
Other, net	243	(2,151)	4,897	(8,177)
Total other (expense) income, net	(746)	(3,191)	1,930	(11,350)
Loss before taxes	(70,366)	(92,932)	(179,165)	(288,400)
Income tax expense	—	—	5	21
Equity in losses of unconsolidated joint venture	126	8,746	3,864	10,849
Net loss	$(70,492)	$(101,678)	$(183,034)	$(299,270)
Net loss per share available to common stockholders—basic and diluted	$(1.09)	$(1.60)	$(2.85)	$(4.71)
Weighted average common shares outstanding—basic and diluted	64,398,448	63,694,592	64,210,809	63,579,763
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net loss	$(70,492)	$(101,678)	$(183,034)	$(299,270)
Other comprehensive loss, net of tax:
Foreign currency translation gain (loss), net of tax	261	(1,672)	106	(4,654)
Comprehensive loss, net of tax	$(70,231)	$(103,350)	$(182,928)	$(303,924)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2022	63,773,982	$6	$544,357	$(743,109)	$(4,802)	$(203,548)
Net loss	—	—	—	(59,037)	—	(59,037)
Issuance of common stock under equity incentive plans, net	376,772	—	(117)	—	—	(117)
Share-based compensation for equity classified awards	—	—	9,565	—	—	9,565
Foreign currency translation adjustment	—	—	—	—	3	3
Balance at April 1, 2023	64,150,754	$6	$553,805	$(802,146)	$(4,799)	$(253,134)
Net loss	—	—	—	(53,505)	—	(53,505)
Issuance of common stock under equity incentive plans, net	167,492	—	(69)	—	—	(69)
Share-based compensation for equity classified awards	—	—	7,748	—	—	7,748
Foreign currency translation adjustment	—	—	—	—	(158)	(158)
Balance at July 1, 2023	64,318,246	$6	$561,484	$(855,651)	$(4,957)	$(299,118)
Net loss	—	—	—	(70,492)	—	(70,492)
Issuance of common stock under equity incentive plans, net	141,950	—	(35)	—	—	(35)
Share-based compensation for equity classified awards	—	—	6,478	—	—	6,478
Foreign currency translation adjustment	—	—	—	—	261	261
Balance at September 30, 2023	64,460,196	$6	$567,927	$(926,143)	$(4,696)	$(362,906)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Nine Months Ended
	September 30, 2023	October 1, 2022
Cash flows from operating activities:
Net loss	$(183,034)	$(299,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,707	23,255
Non-cash lease expense	5,997	3,389
Share-based compensation expense	23,791	28,848
Loss on sale of fixed assets	3,876	946
Amortization of debt issuance costs	2,951	2,951
Equity in losses of unconsolidated joint venture	3,864	10,849
Write-off of note receivable	3,795	—
Unrealized losses on foreign currency transactions	2,740	11,160
Net change in operating assets and liabilities:
Accounts receivable	(1,806)	7,703
Inventories	40,470	(12,411)
Prepaid expenses and other assets	1,282	7,802
Accounts payable	8,335	(2,922)
Accrued expenses and other current liabilities	(2,752)	(3,429)
Prepaid lease costs, non-current	(3,254)	(49,063)
Operating lease liabilities	(3,244)	(3,177)
Long-term liabilities	—	3,022
Net cash used in operating activities	$(79,282)	$(270,347)
Cash flows from investing activities:
Purchases of property, plant and equipment	$(8,567)	$(59,952)
Proceeds from sale of fixed assets	2,477	—
Payments for investment in joint venture	(3,250)	(10,000)
Payments of security deposits	—	(752)
Net cash used in investing activities	$(9,340)	$(70,704)
Cash flows from financing activities:
Principal payments under finance lease obligations	$(168)	$(152)
Proceeds from exercise of stock options	171	1,610
Payments of minimum withholding taxes on net share settlement of equity awards	(391)	(1,073)
Net cash (used in) provided by financing activities	$(388)	$385
Net decrease in cash, cash equivalents and restricted cash	$(89,010)	$(340,666)
Effect of exchange rate changes on cash	(704)	(2,452)
Cash, cash equivalents and restricted cash at the beginning of the period	322,548	733,294
Cash, cash equivalents and restricted cash at the end of the period	$232,834	$390,176
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Nine Months Ended
	September 30, 2023	October 1, 2022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$3
Taxes	$9	$21
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$2,038	$9,639
Non-cash additions to financing leases	$—	$280
Reclassification of pre-paid lease costs to operating lease right-of-use assets	$28,046	$27,718
Operating lease right-of-use assets obtained in exchange for lease liabilities	$36,400	$37,134
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
As of September 30, 2023, approximately 84% of the Company’s assets were located in the United States.
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
Foreign Currency
Foreign currency translation gain (loss), net of tax, reported as cumulative translation adjustment through “Other comprehensive loss” was $0.3 million and $(1.7) million in the three months ended September 30, 2023 and October 1, 2022, respectively. Net realized and unrealized foreign currency transaction losses included in “Other, net” were $(2.5) million and $(3.9) million in the three months ended September 30, 2023 and October 1, 2022, respectively.
Foreign currency translation gain (loss), net of tax, reported as cumulative translation adjustment through “Other comprehensive loss” was $0.1 million and $(4.7) million in the nine months ended September 30, 2023 and October 1, 2022, respectively. Net realized and unrealized foreign currency transaction losses included in “Other, net” were $(3.3) million and $(10.5) million in the nine months ended September 30, 2023 and October 1, 2022, respectively.
Fair Value of Financial Instruments
The Company had no financial instruments measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 in the three and nine months ended September 30, 2023.
Restricted Cash
Restricted cash includes cash held as collateral for stand-alone letter of credit agreements related to normal business transactions. The agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder. The Company had $15.3 million in restricted cash as of September 30, 2023, which was comprised of $12.6 million to secure the letter of credit to support the development and leasing of the Company’s Campus Headquarters (as defined in Note 4) recorded in “Restricted cash, non-current” and $2.7 million to secure a letter of credit associated with a new third party contract manufacturer in Europe recorded in “Restricted cash, current” in the condensed consolidated balance sheet. See Note 10.
Revenue Recognition
At the end of each accounting period, the Company recognizes a contra asset to accounts receivable for estimated sales discounts that have been incurred but not paid which totaled $4.5 million and $4.6 million as of September 30, 2023 and December 31, 2022, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Presentation of Net Revenues by Channel
The following table presents the Company’s net revenues by channel:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
U.S.:
Retail	$30,518	$46,177	$123,167	$193,298
Foodservice	12,535	15,994	39,974	54,876
U.S. net revenues	43,053	62,171	163,141	248,174
International:
Retail	14,153	10,195	48,437	50,024
Foodservice	18,106	10,134	58,119	40,797
International net revenues	32,259	20,329	106,556	90,821
Net revenues	$75,312	$82,500	$269,697	$338,995
One distributor accounted for approximately 12% of the Company’s gross revenues in the three months ended September 30, 2023; and one customer accounted for approximately 11% of the Company’s gross revenues in the three months ended October 1, 2022. One distributor accounted for approximately 12% of the Company’s gross revenues in the nine months ended September 30, 2023; and one distributor accounted for approximately 11% of the Company’s gross revenues in the nine months ended October 1, 2022. No other customer or distributor accounted for more than 10% of the Company’s gross revenues in the three and nine months ended September 30, 2023 and October 1, 2022.
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
Shipping and Handling Costs
Outbound shipping and handling costs included in selling, general and administrative (“SG&A”) expenses in the three months ended September 30, 2023 and October 1, 2022 were $2.8 million and $3.3 million, respectively. Outbound shipping and handling costs included in SG&A expenses in the nine months ended September 30, 2023 and October 1, 2022 were $8.8 million and $13.5 million, respectively.
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
In the three months ended September 30, 2023, the Company recorded a credit of $4,000 in restructuring expenses primarily driven by a reversal of certain accruals. In the three months ended October 1, 2022, the Company recorded $7.0 million in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses.
In the nine months ended September 30, 2023, the Company recorded a credit of $0.6 million in restructuring expenses primarily driven by a reversal of certain accruals. In the nine months ended October 1, 2022, the Company recorded $14.3 million in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses.
As of September 30, 2023 and December 31, 2022, the Company had $0 and $0.7 million, respectively, in accrued and unpaid restructuring expenses related to this dispute.
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
On January 14, 2021, the Company entered into the Campus Lease, a 12-year lease with two 5-year renewal options to house its corporate headquarters, lab and innovation space (the “Campus Headquarters”) in El Segundo, California. Although the Company is involved in the design of the tenant improvements of the Campus Headquarters, the Company does not have title or possession of the assets during construction. In addition, the Company does not have the ability to control the leased Campus Headquarters until each phase of the tenant improvements is complete. The Company contributed $3.3 million and $55.1 million in payments towards the construction of the Campus Headquarters in the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively. These payments are initially recorded in “Prepaid lease costs, non-current” in the Company’s condensed consolidated balance sheets and will ultimately be reclassified as a component of a right-of-use asset upon lease commencement for each phase of the lease. On June 1, 2023, the tenant improvements

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

associated with Phase 1-B were completed, and the underlying asset was delivered to the Company. As such, upon commencement of Phase 1-B, the Company recognized a $64.9 million right-of-use asset, which included the reclassification of $29.3 million of the construction payments previously included in “Prepaid lease costs, non-current,” and a $35.6 million lease liability. In 2022, the tenant improvements associated with Phase 1-A were completed, and the underlying asset was delivered to the Company. As such, upon commencement of Phase 1-A, the Company recognized a $64.1 million right-of-use asset, which included the reclassification of $27.7 million of the construction payments previously included in “Prepaid lease costs, non-current,” and a $36.6 million lease liability.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Lease costs for operating and finance leases were as follows:

		Three Months Ended
(in thousands)	Statement of Operations Location	September 30, 2023	October 1, 2022
Operating lease cost:
Lease cost	Cost of goods sold	$399	$413
Lease cost	Research and development expenses	2,507	806
Lease cost	Selling, general and administrative expenses	820	407
Variable lease cost(1)	Cost of goods sold	54	51
Variable lease cost(1)	Research and development expenses	21	75
Variable lease cost(1)	Selling, general and administrative expenses	632	304
Operating lease cost		$4,433	$2,056
Short-term lease cost:
Short-term lease cost	Cost of goods sold	$21	$—
Short-term lease cost	Research and development expenses	37	—
Short-term lease cost	Selling, general and administrative expenses	51	147
Short-term lease cost		$109	$147
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$49	$54
Amortization of right-of use assets	Research and development expenses	4	—
Interest on lease liabilities	Interest expense	5	3
Variable lease cost(1)	Cost of goods sold	3	—
Finance lease cost		$61	$57
Total lease cost		$4,603	$2,260
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

		Nine Months Ended
(in thousands)	Statement of Operations Location	September 30, 2023	October 1, 2022
Operating lease cost:
Lease cost	Cost of goods sold	$1,210	$1,175
Lease cost	Research and development expenses	6,979	1,871
Lease cost	Selling, general and administrative expenses	1,937	2,270
Variable lease cost(1)	Cost of goods sold	177	213
Variable lease cost(1)	Research and development expenses	104	75
Variable lease cost(1)	Selling, general and administrative expenses	1,800	304
Operating lease cost		$12,207	$5,908
Short-term lease cost:
Short-term lease cost	Cost of goods sold	$63	$—
Short-term lease cost	Research and development expenses	121	—
Short-term lease cost	Selling, general and administrative expenses	148	446
Short-term lease cost		$332	$446
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$154	$144
Amortization of right-of use assets	Research and development expenses	11	—
Interest on lease liabilities	Interest expense	16	15
Variable lease cost(1)	Cost of goods sold	8	—
Finance lease cost		$189	$159
Total lease cost		$12,728	$6,513
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental balance sheet information as of September 30, 2023 and December 31, 2022 related to leases are as follows:

(in thousands)	Balance Sheet Location	September 30, 2023	December 31, 2022
Assets
Operating leases	Operating lease right-of-use assets	$132,671	$87,595
Finance leases, net	Property, plant and equipment, net	515	688
Total lease assets		$133,186	$88,283

Liabilities
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$3,083	$3,812
Finance lease liabilities	Accrued expenses and other current liabilities	209	224
Long-term:
Operating lease liabilities	Operating lease liabilities, net of current portion	76,382	55,854
Finance lease liabilities	Finance lease obligations and other long-term liabilities	316	469
Total lease liabilities		$79,990	$60,359

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year, as of September 30, 2023:

	September 30, 2023
(in thousands)	Operating Leases	Finance Leases
Remainder of 2023	$2,178	$59
2024	8,366	209
2025	8,048	178
2026	8,029	72
2027	8,179	37
Thereafter	96,195	—
Total undiscounted future minimum lease payments	130,995	555
Less imputed interest	(51,530)	(30)
Total discounted future minimum lease payments	$79,465	$525
Weighted average remaining lease terms and weighted average discount rates were:

	September 30, 2023
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	14.3	2.9
Weighted average discount rate	6.9%	3.7%

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 5. Inventories
Major classes of inventory were as follows:

(in thousands)	September 30, 2023	December 31, 2022
Raw materials and packaging	$104,935	$139,509
Work in process	43,101	37,001
Finished goods	46,534	59,186
Total	$194,570	$235,696

Note 6. Property, Plant and Equipment
The Company records property, plant and equipment at cost and includes finance lease assets in “Property, plant and equipment, net” in its condensed consolidated balance sheets. A summary of property, plant, and equipment as of September 30, 2023 and December 31, 2022, is as follows:

(in thousands)	September 30, 2023	December 31, 2022
Manufacturing equipment	$199,628	$171,532
Research and development equipment	21,801	16,948
Leasehold improvements	23,620	22,740
Building	22,611	22,675
Finance leases	1,086	1,093
Software	3,590	2,377
Furniture and fixtures	1,205	866
Vehicles	584	584
Land	5,432	5,446
Assets not yet placed in service	65,982	93,152
Total property, plant and equipment	$345,539	$337,413
Less: accumulated depreciation and amortization	100,166	80,411
Property, plant and equipment, net	$245,373	$257,002
Depreciation and amortization expense in the three months ended September 30, 2023 and October 1, 2022 was $5.8 million and $8.4 million, respectively. Of the total depreciation and amortization expense in the three months ended September 30, 2023 and October 1, 2022, $5.1 million and $7.3 million, respectively, were recorded in cost of goods sold, $0.5 million and $1.0 million, respectively, were recorded in research and development expenses, and $0.2 million and $0.1 million, respectively, were recorded in SG&A expenses in the Company’s condensed consolidated statements of operations.
Depreciation and amortization expense in the nine months ended September 30, 2023 and October 1, 2022 was $17.7 million and $23.3 million, respectively. Of the total depreciation and amortization expense in the nine months ended September 30, 2023 and October 1, 2022, $15.7 million and $19.8 million, respectively, were recorded in cost of goods sold, $1.4 million and $3.0 million, respectively, were recorded in research and development expenses, and $0.6 million and $0.4 million, respectively, were recorded in SG&A expenses in the Company’s condensed consolidated statements of operations.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

During the first quarter of 2023, the Company completed a reassessment of the useful lives of its large manufacturing and research and development equipment, and determined that the Company should increase the estimated useful lives for certain of its equipment from a range of 5 to 10 years to a uniform 10 years. The timing of this reassessment was based on a combination of factors accumulating over time, including historical useful life information and changes in the Company’s planned use of the equipment, that provided the Company with updated information that allowed it to make a better estimate of the economic lives of such equipment. This reassessment was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2023. This change in accounting estimate decreased depreciation expense for the three months ended September 30, 2023 by $4.9 million, impacting cost of goods sold and research and development expenses by $4.4 million and $0.5 million, respectively, and decreased both basic and diluted net loss per share available to common stockholders by $0.08. For the nine months ended September 30, 2023, this change in accounting estimate decreased depreciation expense by $16.1 million, impacting cost of goods sold and research and development expenses by $14.6 million and $1.5 million, respectively, and decreased both basic and diluted net loss per share available to common stockholders by $0.25.
The Company had $0.1 million and $5.9 million in property, plant and equipment concluded to meet the criteria for assets held for sale as of September 30, 2023 and December 31, 2022, respectively. Amounts previously classified as assets held for sale were sold in a prior period for amounts that approximated book value. In the three months ended September 30, 2023, a $3.8 million note receivable that was previously recorded for assets sold was written off as uncollectible. The note receivable was included in “Other non-current assets, net” in the Company’s condensed consolidated balance sheet at December 31, 2022.
Note 7. Debt
The following is a summary of debt balances as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Convertible senior notes	$1,150,000	$1,150,000
Debt issuance costs	(13,442)	(16,392)
Long-term debt	$1,136,558	$1,133,608
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
The total amount of debt issuance costs of $23.6 million was recorded as a reduction to “Convertible senior notes, net” in the condensed consolidated balance sheet and is being amortized as interest expense over the term of the Notes using the effective interest method. In each of the three months ended September 30, 2023 and October 1, 2022, the Company recognized $1.0 million in interest expense related to the amortization of the debt issuance costs related to the Notes. The effective interest rate in both of the three month periods ended September 30, 2023 and October 1, 2022 was 0.09%. In each of the nine months ended September 30, 2023 and October 1, 2022, the Company recognized $3.0 million in interest expense related to the amortization of the debt issuance costs related to the Notes.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The effective interest rate in both of the nine month periods ended September 30, 2023 and October 1, 2022 was 0.26%.
The following is a summary of the Company’s Notes as of September 30, 2023:

(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
0% Convertible senior notes due on March 15, 2027	$1,150,000	$13,442	$1,136,558	$299,000	Level 2
The Notes are carried at face value less the unamortized debt issuance costs on the Company’s condensed consolidated balance sheets. As of September 30, 2023, the estimated fair value of the Notes was approximately $299.0 million. The Notes are quoted on the Intercontinental Exchange and are classified as Level 2 financial instruments. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on September 29, 2023, the last day of the period when the notes were traded.
As of September 30, 2023, the remaining life of the Notes was approximately 3.5 years.
Note 8. Stockholders’ Deficit
As of September 30, 2023, the Company’s shares consisted of 500,000,000 authorized shares of common stock, par value $0.0001 per share, of which 64,460,196 shares of common stock were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
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
Common Stock
Common stock reserved for future issuance consisted of the following:

	September 30, 2023	December 31, 2022
Equity incentive compensation awards granted and outstanding	5,783,535	4,993,246
Shares available for grant under the 2018 Equity Incentive Plan	8,512,215	7,848,832
Shares available for issuance under the Employee Stock Purchase Plan	2,948,715	2,412,585
Shares reserved for potential issuance under the Notes	8,234,230	8,234,230
Total common stock reserved for future issuance(1)	25,478,695	23,488,893
_________________
(1) Total common stock reserved for future issuance excludes shares that may be issued pursuant to the ATM Program discussed below.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Shelf Registration Statement
On May 10, 2023, the Company filed an automatically effective shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC, which allows the Company to sell, from time to time, and at its discretion, shares of its common stock having an aggregate offering price of up to $200.0 million pursuant to an “at the market” offering program (the “ATM Program”). The Company intends to use the net proceeds, if any, from sales of its common stock issued under the ATM Program for general corporate and working capital purposes. The timing of any sales and the number of shares sold, if any, will depend on a variety of factors to be determined by the Company.
The shares will be offered pursuant to an equity distribution agreement (the “Equity Distribution Agreement’) between the Company and Goldman Sachs & Co. LLC, (“Goldman Sachs”), as sales agent. The Company will pay Goldman Sachs a commission equal to 3.25% of the aggregate gross proceeds of any shares sold through Goldman Sachs pursuant to the Equity Distribution Agreement . The Company is not obligated to sell any shares under the Equity Distribution Agreement. As of September 30, 2023, no sales had been made under the Equity Distribution Agreement and the ATM Program’s full capacity remained available.
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
The following table summarizes the shares available for grant under the 2018 Plan:

Shares Available for Grant
Balance - December 31, 2022	7,848,832
Authorized	2,144,521
Granted	(2,172,448)
Shares withheld to cover taxes	26,016
Forfeited	665,294
Balance - September 30, 2023	8,512,215

As of September 30, 2023 and December 31, 2022, there were 4,383,626 and 3,999,933 shares, respectively, issuable under stock options outstanding, 1,399,909 and 993,313 shares, respectively, issuable under unvested RSUs outstanding, 8,862,470 and 8,145,769 shares, respectively, issued for stock option exercises, RSU settlement, and restricted stock grants, and 8,512,215 and 7,848,832 shares, respectively, available for grant under the 2018 Plan.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Stock Options
Following are the assumptions used in the Black-Scholes valuation model for options granted during the periods shown below:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Risk-free interest rate	N/A	N/A	4.1%	1.9%
Average expected term (years)	N/A	N/A	7.0	7.0
Expected volatility	N/A	N/A	55.3%	55.0%
Dividend yield	N/A	N/A	—	—
There were no option grants in the three months ended September 30, 2023. Option grants in the nine months ended September 30, 2023 and in the three and nine months ended October 1, 2022 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period, subject to continued employment through the vesting date.
The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2023:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2022	3,999,933	$25.58	5.3	$20,712
Granted	1,014,718	$17.84	—	$—
Exercised	(215,943)	$0.79	—	$3,646
Canceled/Forfeited	(415,082)	$36.76	—	$—
Outstanding at September 30, 2023	4,383,626	$23.95	5.6	$13,670
Vested and exercisable at September 30, 2023	3,056,564	$22.82	4.0	$13,670
Vested and expected to vest at September 30, 2023	4,214,949	$23.69	5.4	$13,670
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
In the three months ended September 30, 2023 and October 1, 2022, the Company recorded $2.1 million and $4.1 million, respectively, of share-based compensation expense related to options. In the nine months ended September 30, 2023 and October 1, 2022, the Company recorded $9.0 million and $12.5 million, respectively, of share-based compensation expense related to options. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of September 30, 2023, there was $16.1 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over a weighted average period of 1.4 years.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Restricted Stock Units
RSU grants to employees in the nine months ended September 30, 2023 and October 1, 2022 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award, subject to continued employment through the vesting date. Some of the RSU grants to continuing employees in the nine months ended September 30, 2023 and October 1, 2022 vest 50% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining four quarters of the award, subject to continued employment through the vesting date. Some of the RSU grants to continuing employees in the nine months ended September 30, 2023 vest quarterly over four quarters, subject to continued employment through the vesting date.
Annual RSU grants to directors on the Company’s Board of Directors (the “Board”) in the nine months ended September 30, 2023 and October 1, 2022 vest monthly over a one-year period subject to continued service through the vesting date. RSU grants to a new director on the Board in the nine months ended September 30, 2023 and October 1, 2022 vest monthly over a three-year period subject to continued service through the vesting date. RSU grants to nonemployee brand ambassadors and consultants in the nine months ended September 30, 2023 and October 1, 2022 vest on varying dates, subject to continued service through the vesting date.
The following table summarizes the Company’s RSU activity during the nine months ended September 30, 2023:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2022	993,313	$35.98
Granted	1,157,730	$16.52
Vested(1)	(500,922)	$30.74
Canceled/Forfeited	(250,212)	$28.99
Unvested at September 30, 2023	1,399,909	$23.01
________
(1) Includes 26,016 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2018 Plan.
During the three months ended September 30, 2023 and October 1, 2022, the Company recorded $4.4 million and $5.2 million, respectively, of share-based compensation expense related to RSUs. During the nine months ended September 30, 2023 and October 1, 2022, the Company recorded $14.8 million and $16.4 million, respectively, of share-based compensation expense related to RSUs. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of September 30, 2023, there was $19.3 million in unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted average period of 1.3 years.
Employee Stock Purchase Plan
As of September 30, 2023, the maximum aggregate number of shares that may be issued under the 2018 Employee Stock Purchase Plan (“ESPP”) was 2,948,715 shares of common stock, including an increase of 536,130 shares effective January 1, 2023 under the terms of the ESPP. The ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the ESPP.

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
Concurrent with the Company’s execution of the Campus Lease, as a security deposit, the Company delivered to the Landlord a letter of credit in the amount of $12.5 million which amount will decrease to: (i) $6.3 million on the fifth (5th) anniversary of the Rent Commencement Date (as defined in the Campus Lease); (ii) $3.1 million on the eighth (8th) anniversary of the Rent Commencement Date; and (iii) $0 in the event the Company receives certain credit ratings; provided the Company is not then in default of its obligations under the Campus Lease. The letter of credit is secured by a $12.6 million deposit included in the Company’s condensed consolidated balance sheet as “Restricted cash, non-current” as of September 30, 2023 and December 31, 2022.
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
During Phase 1, the Company agreed to invest $10.0 million as the registered capital of BYND JX in the JXEDZ through intercompany investment in BYND JX. As of September 30, 2023, the Company had invested $22.0 million as the registered capital of BYND JX and advanced $20.0 million to BYND JX.
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
The Planet Partnership
On January 25, 2021, the Company entered into the Planet Partnership, LLC (“TPP”), a joint venture with PepsiCo, Inc. (“PepsiCo”) to develop, produce and market innovative snack and beverage products made from plant-based protein. In the three months ended September 30, 2023 and October 1, 2022, the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Company recognized its share of the net losses in TPP in the amount of $0.1 million and $8.7 million, respectively. In the nine months ended September 30, 2023 and October 1, 2022, the Company recognized its share of the net losses in TPP in the amount of $3.9 million and $10.8 million, respectively. As of the year ended December 31, 2022, the Company had contributed its share of the investment in TPP in the amount of $24.3 million. In the nine months ended September 30, 2023, the Company contributed an additional $3.3 million as its share of an additional investment in TPP, resulting in a total contribution of $27.6 million as of September 30, 2023. See Note 2 and Note 13.
In the first nine months of 2023, the Company continued the process of restructuring certain contracts and operating activities related to Beyond Meat Jerky.
Purchase Commitments
On July 1, 2023, the Company and Roquette Frères entered into a second amendment (the “Second Amendment”) to the Company’s existing pea protein supply agreement dated January 10, 2020, as amended by the first amendment dated August 3, 2022 (the “First Amendment”). Pursuant to the Second Amendment, the terms of the agreement and existing purchase commitments set forth in the First Amendment were revised and extended through December 31, 2025. Pursuant to the Second Amendment, the purchase commitment was revised such that the Company has committed to purchase pea protein inventory totaling $1.4 million in the remainder of 2023, $10.9 million in 2024 and $17.1 million in 2025.
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
The following table sets forth the schedule of the fees for the committed quantity under the Co-Manufacturing Agreement.

(in thousands)	As of September 30, 2023
Remainder of 2023	$2,955
2024	11,820
2025	11,820
2026	11,820
2027	34,475
Total	$72,890
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
Aliments BVeggie, Inc.
On October 20, 2023, Aliments BVeggie, Inc. (“BVeggie”) advised the Company that it will be filing legal proceedings against the Company before the Superior Court of Quebec’s District of Montreal. BVeggie alleges, among other things that: (i) in 2019, the Company and BVeggie entered into a co-manufacturing agreement, by which BVeggie would produce and deliver products for the benefit of the Company, in exchange for a tolling fee to be paid per pound of product produced and delivered to the Company; (ii) the Company would have made false and misleading statements regarding the volume of purchase orders it would provide BVeggie; (iii) BVeggie invested significant sums to adapt its facilities for the intended production; (iv) the Company fell short of its undertakings and promises; and (v) in March 2023, the Company illegally terminated the business relationship. BVeggie intends to claim damages in the total amount of 129,841,920 CAD, in compensation for its investments, lost profits and the repairs needed to be made to its facility post-termination of the business relationship and removal of the Company’s equipment. The case is at a preliminary stage. The Company intends to vigorously defend against these claims.
Retail Wholesale Department Store Union Local 338 Retirement Fund v. Beyond Meat, Inc.
On May 11, 2023, a class action complaint was filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California, captioned Retail Wholesale Department Store Union Local 338 Retirement Fund v. Beyond Meat, Inc., et al., Case No. 2:23-cv-03602. On July 26, 2023, the Court granted Saskatchewan Healthcare Employees’ Pension Plan’s motion to be appointed lead plaintiff and for its counsel to be appointed lead counsel. On October 9, 2023, the plaintiffs filed an amended complaint to which the defendants must respond to the amended complaint by December 8, 2023. The amended complaint asserts violations of Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), against the Company and certain of its current and former officers and directors on behalf of a putative class of investors who purchased the Company’s common stock between May 5, 2020 and October 13, 2022, inclusive.
The amended complaint alleges, among other things, that the Company and certain current and former officers and directors made false and misleading statements or omissions regarding the Company’s ability to manufacture its products at scale and to its partners’ specifications. The complaint seeks an order certifying the class; awarding compensatory damages, interest, costs, expenses, attorneys’ and expert fees; and granting other unspecified equitable or injunctive relief. The case is at a preliminary stage. The Company intends to vigorously defend against these claims.
Gervat v. Brown et al.; Brink v. Brown et al.
On July 21, 2023, a derivative shareholder action was filed against certain current and former officers and directors of the Company in the United States District Court for the Central District of California, captioned Gervat v. Brown et al., Case No. 2:23-cv-05954. The complaint asserts claims for breach of fiduciary duty, unjust enrichment and gross mismanagement. It also asserts violations of Section 14(a) of

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

the Exchange Act against a subset of defendants and seeks contribution for violations of Sections10(b) and 21D of the Exchange Act from the individual defendants named in the related securities class action lawsuit. The Company is named as a nominal defendant only.
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
On July 27, 2023, a second derivative shareholder action was filed against certain current and former officers and directors of the Company in the United States District Court for the Central District of California, captioned Brink v. Brown et al., Case No. 2:23-cv-06110. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, and gross mismanagement. It also asserts violations of Section 14(a) of the Exchange Act against a subset of defendants. The Company is named as a nominal defendant only.
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
The Gervat and Brink actions were consolidated into a single matter on August 15, 2023, with Gervat serving as the lead case. On October 13, 2023, the parties stipulated to a stay of the consolidated case pending the defendants’ response to the amended complaint in the above-mentioned Retail Wholesale class action. The consolidated case is at a preliminary stage. The Company intends to vigorously defend against these claims.
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
On March 3, 2023, the court held the initial status conference. The court granted plaintiffs’ motion to appoint interim class counsel and set a briefing schedule on the Company’s anticipated motion to dismiss. On May 3, 2023, plaintiffs filed an amended consolidated complaint. The Company’s motion to dismiss was filed on June 5, 2023, and plaintiffs filed a brief in opposition on July 7, 2023. The Company’s reply in support of the motion to dismiss was filed on July 21, 2023. A telephonic conference is set for November 28, 2023 for a ruling on the motion to dismiss.
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
Interbev
In October 2020, Interbev, a French trade association for the livestock and meat industry sent a cease-and-desist letter to one of the Company’s contract manufacturers alleging that the use of “meat” and meat-related terms is misleading the French consumer. Despite the Company’s best efforts to reach a settlement, including a formal settlement proposal from the Company in March 2021, the association no longer responded. Instead, on March 13, 2022, the Company was served a summons by Interbev to appear before the Commercial Court of Paris. The summons alleges that the Company misleads the French consumer with references to e.g. “plant based meat,” “plant based burger” and related descriptive

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

names, and alleges that the Company is denigrating meat and meat products. The relief sought by Interbev includes (i) changing the presentation of Beyond Meat products to avoid any potential confusion with meat products, (ii) publication of the judgment of the court in the media, and (iii) damages of EUR 200,000. On October 12, 2022, the Company submitted its brief in defense. On February 1, 2023, the French trade association submitted updated pleadings to the Commercial Court. The association maintains its position that the Company is misleading the consumer, and additionally alleges that it is engaging in unlawful comparative advertising of its products with respect to meat and meat products. The relief sought is unchanged. On May 24, 2023, the Company submitted its defense, strongly disputing these claims. On September 27, 2023, Interbev obtained an extension to submit a response to the Company. In September 2023, the Company submitted a request to stay proceedings in the commercial litigation proceedings, pending the decision of the Court of Justice of the European Union (“CJEU”) in the administrative litigation case against the French Decree prohibiting meat names. On September 27, 2023, Interbev obtained an extension to submit a response to the Company. On October 25, 2023, Interbev submitted its response opposing the Company’s request to stay proceedings and asking that the written procedure of the case be closed. The Company is scheduled to respond on November 22, 2023. The Company expects Interbev to be given the opportunity to respond 4 weeks after, and the Company expects a hearing on the decision to stay proceedings in January or February 2024. The commercial litigation is expected to take at least 24 months in the first instance, and at least 36 months if the stay is granted. If the Court rules against the Company, it could disrupt the Company’s ability to market in France. The Company intends to vigorously defend against these claims.
On April 21, 2023, Interbev filed two actions before the European Union Intellectual Property Office to cancel the Company’s EU trademark registration for the Caped Steer logo. Interbev is seeking cancellation of the trademark, alleging that the trademark is invalid because it allegedly misleads the public about the nature and characteristics of the products offered under the mark. Interbev is also seeking cancellation on the basis of lack of genuine use, despite the fact that the mark is within the five-year grace period where it cannot be challenged for lack of use. On July 7, 2023, the Company submitted its responses to these actions, strongly disputing these claims and defending its use of the Caped Steer logo. Interbev’s response was filed on September 14, 2023, and the Company’s response is due on November 20, 2023.
Decree prohibiting meat names
On June 29, 2022, France adopted a Decree implementing a prohibition of June 2020 on the use of denominations used for foodstuffs of animal origin to describe, market or promote foodstuffs containing plant proteins (“Contested Decree”). The Contested Decree prohibits the use of meat names (such as “sausage” or “meatballs”) for plant-based products, from its date of entry into force on October 1, 2022. On July 27, 2022, the French High Administrative Court issued a temporary and partial suspension of the execution of the Contested Decree, in response to a motion filed by a French trade association. While the Court has not yet handed down a final decision on the merits, the suspension indicates that it has serious doubts as to the substantive lawfulness of the Contested Decree.
The Company does not believe that the Contested Decree complies with the laws of the European Union (EU), and in particular the principle of free movement of goods, nor with French rules requiring laws to be clear and accessible. On October 21, 2022, the Company filed a request for annulment of the Contested Decree before the French High Administrative Court. On November 16, 2022, the Company filed a voluntary intervention in the French trade association’s own application for annulment, to ensure that both the Company’s voice and strong EU law arguments are heard. On January 23, 2023, the French Ministry for the Economy responded to the Company’s request for annulment and intervention. The Ministry’s response made clear that it will enforce the Contested Decree as a blanket ban on the use of all “meaty” names for plant-based products in France. On April 20, 2023, a number of plant-based companies voluntarily filed interventions in support of the Company’s case.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

On July 12, 2023, the French High Administrative Court issued an intermediate judgment in the proceedings against the French meaty names ban. The Court held that there are a number of difficulties interpreting EU law, which will be decisive for the resolution of the case. For that reason, the French High Administrative Court referred the case to the CJEU, which is the highest court in the EU and can issue a legally binding interpretation of EU law valid in all 27 EU member states, including France. The French High Administrative Court is bound to follow the judgment of the CJEU. The procedure before the CJEU started on August 22, 2023, and the Company filed its submission on October 31, 2023. This procedure is likely take around 15 to 18 months to complete. The judgment of the CJEU will be determinative as to whether the Contested Decree’s ban on meat names for plant-based foods is lawful, or not, under EU law. The judgment of the CJEU will also set a precedent on the naming of plant-based foods for all other EU member states, which may significantly disrupt or facilitate the operations of the Company and the entire plant-based protein industry in France and across the EU.
On August 23, 2023, France published a proposal for a new decree replacing the Contested Decree (“New Decree”). The New Decree has removed some of the Contested Decree’s most open-ended language, but essentially maintains the prohibition on meaty names for plant-based proteins. The New Decree is now subject to administrative review procedure by the European Commission (the EU’s executive body) and the EU member states other than France. The Company is supporting plant-based protein trade associations against the New Decree. If adopted, the New Decree would replace and abrogate the Contested Decree, making the current proceedings before the CJEU and the pending proceedings before the French High Administrative Court without object. Thus, there is a risk that the Company may need to initiate new proceedings before the French High Administrative Court and the CJEU against the New Decree. The Company maintains its position that the Contested Decree and the New Decree are illegal under French and EU law, and will continue to fight the prohibitions on meaty names with utmost vigor.
Note 11. Income Taxes
For both the three months ended September 30, 2023 and October 1, 2022, the Company recorded $0 in income tax expense in its condensed consolidated statements of operations. For the nine months ended September 30, 2023 and October 1, 2022, the Company recorded $5,000 and $21,000 in income tax expense, respectively, in its condensed consolidated statements of operations.
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
As of September 30, 2023, the Company did not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with respect to net operating loss and credit carryforwards.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Computation of net loss per share available to common stockholders for the three and nine months ended September 30, 2023 excludes the dilutive effect of 4,383,626 shares issuable under stock options and 1,399,909 RSUs outstanding at September 30, 2023 because the Company incurred a net loss and their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the three and nine months ended September 30, 2023 also excludes the dilutive effect of the Notes because the Company recorded a net loss and their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the three and nine months ended October 1, 2022 excludes the dilutive effect of 4,185,008 shares issuable under stock options and 830,256 RSUs outstanding at October 1, 2022 because their inclusion would be anti-dilutive. Computation of net loss per share available to common stockholders for the three and nine months ended October 1, 2022 also excludes the dilutive effect of the Notes because the Company recorded a net loss and their inclusion would be anti-dilutive.

(in thousands, except share and per share amounts)	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Numerator:
Net loss available to common stockholders	$(70,492)	$(101,678)	$(183,034)	$(299,270)
Net loss available to common stockholders—basic	(70,492)	(101,678)	(183,034)	(299,270)
Denominator:
Weighted average common shares outstanding—basic	64,398,448	63,694,592	64,210,809	63,579,763
Dilutive effect of shares issuable under stock options	—	—	—	—
Dilutive effect of RSUs	—	—	—	—
Dilutive effect of Notes, if converted(1)	—	—	—	—
Weighted average common shares outstanding—diluted	64,398,448	63,694,592	64,210,809	63,579,763
Net loss per share available to common stockholders—basic	$(1.09)	$(1.60)	$(2.85)	$(4.71)
Net loss per share available to common stockholders—diluted	$(1.09)	$(1.60)	$(2.85)	$(4.71)
__________
(1) As the Company recorded a net loss in the three and nine months ended September 30, 2023 and October 1, 2022, inclusion of shares from the conversion premium or spread would be anti-dilutive. The Company had $1.2 billion in Notes outstanding as of September 30, 2023 and October 1, 2022.
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
Net revenues earned from TPP included in U.S. retail channel net revenues were $0 and $4.5 million for the three months ended September 30, 2023 and October 1, 2022, respectively. Net revenues earned from TPP included in U.S. retail channel net revenues were $5.3 million, including a $2.0 million non-

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

refundable up-front fee, and $31.1 million for the nine months ended September 30, 2023 and October 1, 2022, respectively.
Accounts receivable from TPP were $0 and $0.4 million at September 30, 2023 and December 31, 2022, respectively. Unrecognized revenue associated with the up-front fee charged to TPP as of September 30, 2023 and December 31, 2022 was $0 and $2.0 million, respectively, and included in "Accrued expenses and other current liabilities" in the respective condensed consolidated balance sheets.
Note 14. Subsequent Event
Reduction-in-force
Subsequent to the quarter ended September 30, 2023, on November 1, 2023, the Board approved a plan to reduce the Company’s workforce by approximately 65 employees, representing approximately 19% of the Company’s global non-production workforce (or approximately 8% of the Company’s total global workforce). This decision was based on cost-reduction initiatives intended to reduce operating expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors,” of our 2022 10-K and Part II, Item 1A, “Risk Factors” and “Note Regarding Forward-Looking Statements” included in this report and those discussed in other documents we file from time to time with the SEC. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this quarterly report and our audited consolidated financial statements and related notes included in our 2022 10-K. Our historical results are not necessarily indicative of the results to be expected for any future periods and our operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or for any other interim period or for any other future year or period.
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
We sell a range of plant-based meat products across the three main meat platforms of beef, pork and poultry. As of September 2023, Beyond Meat branded products were available at approximately 183,000 retail and foodservice outlets in more than 75 countries worldwide, across mainstream grocery, mass merchandiser, club store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools. The number of outlets carrying Beyond Meat branded products as of September 2023 includes approximately 46,000 U.S. retail outlets unique to Beyond Meat Jerky. In the first nine months of 2023, we continued the process of restructuring certain contracts and operating activities related to Beyond Meat Jerky. In the fourth quarter of 2023, we assumed distribution responsibilities for Beyond Meat Jerky. This transition is expected to limit our distribution reach for Beyond Meat Jerky and substantially reduce our total number of U.S. retail distribution outlets in subsequent quarters.
In the first nine months of 2023, our operating environment continued to be affected by uncertainty related to macroeconomic issues, including prolonged and further softening of demand in the plant-based meat category, high inflation, rising interest rates, and ongoing concerns about the likelihood of a recession, among other things, all of which have had and could continue to have unforeseen impacts on our actual realized results. Our net revenues, gross profit, gross margin, earnings and cash flows have been and may continue to be adversely impacted in 2023 and beyond by the following:
•unfavorable changes in our product mix, including the launch of new products, which may carry lower margin profiles relative to existing products, increased sales to strategic QSR customers, generally carrying a lower selling price per pound as a percentage of our total sales, and changing demand for our core products;

•continued weak demand and its resultant impact on our sales due to slower category growth, particularly for refrigerated plant-based meat, unfavorable changes in consumers’ perceptions about the health attributes of plant-based meats and increased competitive activity;
•deceleration of the adoption of plant-based meat across Europe and our ability to successfully launch extended shelf-life products, which could negatively impact our ability to expand distribution of our products;
•the impact of high inflation and the plant-based meat sector’s premium pricing relative to animal protein, including causing consumers to trade down into cheaper forms of protein, including animal meat, beans and other non-animal meat protein sources;
•negative impacts on capacity utilization as a result of lower than anticipated revenues, which have in the past and could in the future give rise to increased costs per unit, underutilization fees and termination fees and other costs to exit certain supply chain arrangements and product lines, and/or the write-down or write-off of certain equipment, driving less leverage on fixed costs and delaying the speed at which cost savings initiatives positively impact our financial results;
•changes in forecasted demand, including for our core products—namely Beyond Burger, Beyond Beef, and Beyond Sausage—but also Beyond Meat Jerky, among others;
•the timing, impact and success of restructuring certain contracts and operating activities related to Beyond Meat Jerky and our assumption of distribution responsibilities for Beyond Meat Jerky;
•managing inventory levels, including sales to liquidation channels and the level of inventory reserves;
•changes in our pricing strategy, including actions intended to improve our price competitiveness relative to competing products or to improve profitability;
•increased unit cost of goods sold due to lower production volumes in response to weaker demand, which has and may continue in the future to adversely impact coverage of fixed production costs within our manufacturing facilities;
•increased unit cost of goods due to input cost inflation, including higher transportation, raw materials, energy, labor and supply chain costs;
•increased promotional programs and trade discounts or a failure or reduction in the efficacy of such programs to our retail and foodservice customers, including to bolster support for our core products, and shifts in product and channel mix resulting in negative impacts on our gross margins;
•potential disruption to our supply chain generally caused by distribution and other logistical issues, including the impact of cyber incidents at suppliers and vendors; and
•labor needs at the Company, as well as in the supply chain and at customers.
To further reduce operating expenses, in November 2023, we announced that we were initiating a review of our global operations, narrowing our commercial focus to certain growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. These efforts may include the potential exit of select product lines; changes to our pricing architecture within certain channels; accelerated, cash-accretive inventory reduction initiatives; further optimization of our manufacturing capacity and real estate footprint; and a review and potential restructuring of our operations in China.
Subsequent to the quarter ended September 30, 2023, on November 1, 2023, our board of directors approved a plan to reduce our workforce by approximately 65 employees, representing approximately 19% of our global non-production workforce (or approximately 8% of our total global workforce). We may not be able to fully realize the cost savings and benefits initially anticipated from these actions, and the expected costs may be greater than expected. See Part II, Item 1A. “Risk Factors – Risks Related to Our Business – Our strategic initiatives to improve our cost structure could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions, including achieving and/or sustaining our cash flow positive operations.”

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
We generate net revenues primarily from sales of our products to our customers across mainstream grocery, mass merchandiser, club store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools, mainly in the United States and the EU.
We present our net revenues by geography and distribution channel as follows:

Distribution Channel	Description
U.S. Retail	Net revenues from retail sales to the U.S. market and, sales to the Planet Partnership, LLC (“TPP”), our joint venture with PepsiCo, Inc.(1)
U.S. Foodservice	Net revenues from restaurant and foodservice sales to the U.S. market
International Retail	Net revenues from retail sales to international markets, including Canada
International Foodservice	Net revenues from restaurant and foodservice sales to international markets, including Canada
_____________
(1)There were no net revenues associated with Beyond Meat Jerky sold to TPP in the three months ended September 30, 2023 as we continued the process of restructuring certain contracts and operating activities related to Beyond Meat Jerky in anticipation of assumption of distribution responsibilities for the product line starting in the fourth quarter of 2023.
The following factors and trends in our business have driven net revenue growth over prior periods and are expected to be key drivers of our net revenue growth over time, subject to the challenges discussed above:
•increased penetration across our retail channel, including mainstream grocery, mass merchandiser, club store and natural retailer channels, and our foodservice channel, including increased desire by foodservice establishments, including large Full Service Restaurant and/or global QSR customers, to add plant-based products to their menus and to highlight these offerings;

•the strength and breadth of our partnerships with global QSR restaurants and retail and foodservice customers;
•the success of our pivot to focus on sustainable long-term growth, including focusing on near-term retail and foodservice growth drivers while supporting strategic key long-term partners and opportunities, and intensifying focus on channels and geographies that are exhibiting revenue growth;
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
•enhanced marketing efforts and the success thereof, as we continue to build our brand, use our portfolio and marketing to directly counter misinformation about our products and category, amplify our value proposition around taste, health and planet, serve as a best-in-class partner to both retail and foodservice customers to support product development and category management, and drive consumer adoption of our products;
•investment in in-store execution and field resources focused on shelf availability and presentation, particularly in the U.S. refrigerated meat case, to drive increased sales;
•overall market trends, including consumer awareness and demand for nutritious, convenient and high protein plant-based foods; and
•localized production and third-party partnerships to improve our cost of production and increase the availability, accessibility and speed with which we can get our products to customers internationally.
As we seek to grow our net revenues, we continue to face several challenges, including prolonged, weakening demand within the plant-based meat category overall, broad macroeconomic headwinds, including elevated levels of inflation, rising interest rates, waning consumer confidence and recessionary concerns, adverse changes in consumers’ perceptions about the health attributes of our products, increased competitive activity in the plant-based meat category, and global events such as the war in Ukraine and the escalating conflict in Israel, Gaza and surrounding areas and their potential impact on availability of raw materials and/or distribution of our products.
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We anticipate that over time we will need to continue to offer more trade and promotion discounts to both our retail and foodservice customers, to drive increased consumer trials and in response to changing consumer and customer behavior and competitive activity and pressure on the plant-based meat category. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. At the end of each accounting period, we recognize a contra asset to “Accounts receivable” for estimated sales discounts that have been incurred but not paid which totaled $4.5 million and $4.6 million as of September 30, 2023 and December 31, 2022, respectively. We continue to face and expect to continue facing competition across all channels, especially if consumers continue to trade down among proteins in the context of significant inflationary pressure. In response, we anticipate providing heavier discounting and promotions on some of our products from time to time. Although these actions are intended to build brand awareness and increase consumer trials of our products, these actions may not be successful and they have had, and are likely to continue to have, a negative impact on our net revenues, gross margins and profitability, impacting period-over-period results.
In addition, because we do not have any purchase commitments from our distributors or customers, the amount of net revenues we recognize has varied and will vary in the future, from period to period depending on the volume, timing and the channels through which our products are sold, and the impact of customer orders ahead of holidays, causing variability in our results. Similarly, the timing of retail shelf resets are not within our control, and to the extent that retail customers change the timing of such events, variability of our results may also increase. Lower customer orders ahead of holidays, shifts in customer shelf reset activity and changes in order patterns of one or more of our large retail customers could cause a significant fluctuation in our quarterly results and could have a disproportionate effect on our results of operations for the entire fiscal year.
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
Seasonality
Generally, we expect to experience greater demand for certain of our products during the U.S. summer grilling season. In 2023, 2022 and 2021, net revenues during the second quarter were 11%, 34% and 38% higher than the first quarter, respectively. While we expected to continue to see seasonality effects in 2023, as compared to 2022 and 2021, we saw more muted effects of seasonality in the third quarter of 2023 as compared to the prior-year period and the second quarter of 2023, primarily reflecting weak category demand. In general, any historical effects of seasonality have been more pronounced within our U.S. retail channel, with revenue contribution from this channel generally tending to be greater in the second and third quarters of the year, along with increased levels of purchasing by customers ahead of holidays, the impact of customer shelf reset activity and the timing of product restocking by our retail customers. In an environment of heightened uncertainty from recessionary and inflationary pressures, prolonged weakness in the plant-based meat category, competition and other factors impacting our business, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.
Gross Profit and Gross Margin
Gross profit consists of our net revenues less cost of goods sold. Gross margin is gross profit expressed as a percentage of our net revenues. Our cost of goods sold primarily consists of the cost of raw materials including ingredients and packaging, co-manufacturing fees, direct and indirect labor and certain supply costs, inbound and internal shipping and handling costs incurred in manufacturing our products, warehouse storage fees, plant and equipment overhead, depreciation and amortization expense, cost of packaging our products, and inventory write-offs and reserves. Under certain circumstances, our cost of goods sold may also include underutilization and/or termination fees associated with our co-manufacturing agreements. Gross profit and gross margin in the three and nine months ended September 30, 2023 as compared to the prior-year periods were positively impacted by lower manufacturing costs including lower depreciation expense resulting from a change in the estimated useful lives of certain of our large manufacturing equipment. See Note 6, Property, Plant and Equipment, to the Notes to Unaudited Condensed Consolidated Financial Statements, included elsewhere in this report.

Subject to the recessionary and inflationary pressures, competition, prolonged weakness in the plant-based meat category and other factors impacting our business, which are discussed above, we continue to expect that long-term gross profit and gross margin improvements will be delivered primarily through:
•implementation of lean value streams across our beef, pork and poultry platforms;
•reviewing and adjusting our pricing architecture within certain channels;
•exiting select product lines in order to eliminate margin-dilutive products or to streamline our supply chain operations;
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
Gross margin improvement may, however, continue to be negatively impacted by reduced capacity utilization if demand for our products continues to decline, investments in our production infrastructure across the U.S., EU and China in advance of anticipated demand which may not materialize within the expected timeframe, investing in production personnel, partnerships and product pipeline, aggressive pricing strategies and increased discounting, increases in inventory reserves, write-down or write-off of obsolete inventory and potentially increased sales to liquidation channels at lower prices, changes in our product and customer mix, expansion into new geographies and markets where cost and pricing structures may differ from our existing markets, and underutilization fees, termination fees and other costs to exit certain supply chain arrangements and product lines. Gross margin improvement may also be negatively impacted by the impact of inflation, increasing labor costs, materials costs and transportation costs.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, share-based compensation, scale-up expenses, depreciation and amortization expenses on research and development assets, and facility lease costs. Our research and development efforts are focused on enhancements to our existing product formulations and production processes in addition to the development of new products. We expect to continue to invest in research and development over time, as research and development and innovation are core elements of our business strategy, and we believe they represent a critical competitive advantage for us. We believe that we need to continue to innovate in order to capture a larger share of consumers who typically eat animal-based meats. We have decreased our research and development expenses year-to-date and expect total research and development expenses in 2023 to decrease from the levels in 2022 primarily as a result of the reduction-in-force implemented in October 2022 and as we focus on reducing and optimizing operating expenses more broadly. Given our intention to reduce overall operating expenses and cash expenditures, in February 2023, we terminated the lease of our Commerce, California commercialization center.
SG&A Expenses
SG&A expenses consist primarily of selling, marketing and administrative expenses, including personnel and related expenses, share-based compensation, outbound shipping and handling costs, non-manufacturing lease expense, depreciation and amortization expense on non-manufacturing and non-research and development assets, consulting fees and other non-production operating expenses. Marketing and selling expenses include advertising costs, share-based compensation awards to brand ambassadors, costs associated with consumer promotions, product donations, product samples and sales aids incurred to acquire new customers, retain existing customers and build our brand awareness. Administrative expenses include expenses related to management, accounting, legal, IT and other office functions. We have decreased our SG&A expenses year-to-date and expect total SG&A expenses in 2023 to decrease from the levels in 2022, as a result of the reduction-in-force implemented in October 2022 and as we focus on reducing and optimizing operating expenses more broadly, including as part of the implementation of lean value streams across our beef, pork and poultry platforms.
Reduction-in-Force
On November 1, 2023, our board of directors approved a plan to reduce our workforce by approximately 65 employees, representing approximately 19% of our global non-production workforce (or approximately 8% of our total global workforce). This decision was based on cost-reduction initiatives intended to reduce operating expenses.
We currently estimate that we will incur one-time cash charges of approximately $2.0 million to $2.5 million in connection with the reduction-in-force, primarily consisting of notice period and severance payments, employee benefits and related costs. We expect that the majority of these charges will be incurred in the fourth quarter of 2023, and that the reduction-in-force will be substantially complete by the end of 2023, subject to local law and consultation requirements, which may extend the process beyond the end of 2023 in certain countries. The charges we expect to incur are subject to assumptions, including local law requirements, and actual charges may differ from the estimate disclosed above.
In aggregate, in 2024, the reduction-in-force, combined with the elimination of certain open positions, is expected to result in approximately $9.5 million to $10.5 million in cash operating expense savings, and an additional approximately $1.0 million to $2.0 million in non-cash savings related to previously granted, unvested stock-based compensation which would have vested in 2024.
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
Results of Operations
The following table sets forth selected items in our condensed consolidated statements of operations for the respective periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net revenues	$75,312	$82,500	$269,697	$338,995
Cost of goods sold	82,566	97,340	268,493	359,807
Gross (loss) profit	(7,254)	(14,840)	1,204	(20,812)
Research and development expenses	9,118	13,413	30,323	49,293
Selling, general and administrative expenses	53,252	54,495	152,607	192,624
Restructuring expenses	(4)	6,993	(631)	14,321
Total operating expenses	62,366	74,901	182,299	256,238
Loss from operations	$(69,620)	$(89,741)	$(181,095)	$(277,050)

The following table presents selected items in our condensed consolidated statements of operations as a percentage of net revenues for the respective periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	109.6	118.0	99.6	106.1
Gross (loss) profit	(9.6)%	(18.0)%	0.4%	(6.1)%
Research and development expenses	12.1	16.3	11.2	14.5
Selling, general and administrative expenses	70.7	66.0	56.6	56.8
Restructuring expenses	—	8.5	(0.2)	4.3
Total operating expenses	82.8%	90.8%	67.6%	75.6%
Loss from operations	(92.4)%	(108.8)%	(67.2)%	(81.7)%
Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended October 1, 2022 (unaudited)
Net Revenues
The following table presents our net revenues by channel in the three months ended September 30, 2023 as compared to the prior-year period:

	Three Months Ended		Change
(in thousands)	September 30, 2023	October 1, 2022	Amount	%
U.S.:
Retail	$30,518	$46,177	$(15,659)	(33.9)%
Foodservice	12,535	15,994	(3,459)	(21.6)%
U.S. net revenues	43,053	62,171	(19,118)	(30.8)%
International:
Retail	14,153	10,195	3,958	38.8%
Foodservice	18,106	10,134	7,972	78.7%
International net revenues	32,259	20,329	11,930	58.7%
Net revenues	$75,312	$82,500	$(7,188)	(8.7)%
Net revenues in the three months ended September 30, 2023 decreased $7.2 million, or 8.7%, as compared to the prior-year period, driven by an 11.6% decrease in net revenue per pound, partially offset by a 3.5% increase in volume of products sold. The decrease in net revenue per pound was primarily driven by increased trade discounts and changes in product sales mix, partially offset by favorable changes in foreign currency exchange rates. The increase in volume of products sold was primarily driven by sales to international retail and foodservice channels, partially offset by a decrease in volume of products sold in U.S. retail and foodservice channels due to weak category demand.
Net revenues from U.S. retail sales in the three months ended September 30, 2023 decreased $15.7 million, or 33.9%, as compared to the prior-year period, primarily due to an 18.8% decrease in volume of products sold, primarily reflecting weak category demand, and an 18.6% decrease in net revenue per pound, primarily resulting from higher trade discounts, changes in pricing and changes in product sales mix. By product, the decrease in U.S. retail channel net revenues was primarily driven by reduced sales of Beyond Burger, Beyond Meat Jerky, Beyond Sausage and Beyond Breakfast Sausage, partially offset by sales of Beyond Steak and chicken products, including Beyond Chicken Tenders, Beyond Chicken Nuggets and Beyond Popcorn Chicken. Net revenues from sales of Beyond Meat Jerky to TPP were $4.5 million in the three months ended October 1, 2022. There were no net revenues associated with Beyond Meat Jerky sold to TPP in the three months ended September 30, 2023 as we continued the process of restructuring certain contracts and operating activities related to Beyond Meat Jerky in anticipation of assumption of distribution responsibilities for the product line starting in the fourth quarter of 2023. Beyond Meat branded products were available at approximately 79,000 U.S. retail outlets as of September 2023, inclusive of approximately 46,000 U.S. retail outlets unique to Beyond Meat Jerky.
Net revenues from U.S. foodservice sales in the three months ended September 30, 2023 decreased $3.5 million, or 21.6%, as compared to the prior-year period, primarily due to a 37.7% decrease in volume of products sold, primarily reflecting the cycling of sales to a large QSR customer for a limited time offering in the year-ago period which did not repeat in the third quarter of 2023, partially offset by a 26.0% increase in net revenue per pound, primarily due to changes in product sales mix. By product, the decrease in U.S. foodservice channel net revenues was primarily due to decreased sales of certain chicken products, including those sold to a large QSR customer in the year-ago period, partially offset by increased sales of Beyond Burger as compared to the prior-year period. Beyond Meat branded products were available at approximately 42,000 U.S. foodservice outlets as of September 2023.
Net revenues from international retail sales in the three months ended September 30, 2023 increased $4.0 million, or 38.8%, as compared to the year-ago-period, primarily due to a 42.8% increase in volume of products sold, primarily reflecting strong sales from new product introductions and the lapping of a weak year-ago comparison, partially offset by a 2.8% decrease in net revenue per pound. The decrease in net revenue per pound was primarily due to higher trade discounts and changes in product sales mix, partially offset by favorable changes in foreign currency exchange rates. By product, the increase in international retail channel net revenues was primarily due to increased sales of Beyond Burger and chicken products including Beyond Chicken Tenders. Beyond Meat branded products were available at approximately 36,000 international retail outlets as of September 2023.
Net revenues from international foodservice sales in the three months ended September 30, 2023 increased $8.0 million, or 78.7%, as compared to the year-ago period, primarily due to a 90.9% increase in volume of products sold, primarily reflecting strong sales to a large QSR customer in the EU, partially offset by a 6.3% decrease in net revenue per pound. The decrease in net revenue per pound was primarily due to higher trade discounts and changes in pricing, partially offset by favorable changes in foreign currency exchange rates. By product, the increase in international foodservice channel net revenues was primarily due to the increase in sales of chicken products, including to a large QSR customer, and increased sales of Beyond Burger. Beyond Meat branded products were available at approximately 26,000 international foodservice outlets as of September 2023.
The following table presents our net revenues by channel in the nine months ended September 30, 2023 as compared to the prior-year period:

	Nine Months Ended		Change
(in thousands)	September 30, 2023	October 1, 2022	Amount	%
U.S.:
Retail	$123,167	$193,298	$(70,131)	(36.3)%
Foodservice	39,974	54,876	(14,902)	(27.2)%
U.S. net revenues	163,141	248,174	(85,033)	(34.3)%
International:
Retail	48,437	50,024	(1,587)	(3.2)%
Foodservice	58,119	40,797	17,322	42.5%
International net revenues	106,556	90,821	15,735	17.3%
Net revenues	$269,697	$338,995	$(69,298)	(20.4)%

Net revenues in the nine months ended September 30, 2023 decreased by $69.3 million, or 20.4%, as compared to the prior-year period, driven by a 11.9% decrease in volume of products sold and a 9.7% decrease in net revenue per pound. The decrease in volume of products sold primarily reflected weak category demand and the cycling of significant sell-in of Beyond Meat Jerky to TPP in the first nine months of 2022.The decrease in net revenue per pound was primarily driven by changes in product sales mix and increased trade discounts, partially offset by increased pricing for certain items.
Net revenues from U.S. retail sales in the nine months ended September 30, 2023 decreased $70.1 million, or 36.3%, as compared to the prior-year period, primarily due to a 30.3% decrease in volume of products sold and an 8.5% decrease in net revenue per pound, primarily resulting from weak category demand, higher trade discounts and changes in product sales mix, partially offset by increased pricing for certain items. The decrease in volume of products sold was primarily due to weak category demand and the cycling of significant sell-in of Beyond Meat Jerky to TPP in the first nine months of 2022. By product, the decrease in U.S. retail channel net revenues was primarily due to reduced sales of Beyond Burger, Beyond Meat Jerky, Beyond Sausage, Beyond Breakfast Sausage, Beyond Beef Crumble and Beyond Meatballs, partially offset by increased sales of chicken products, including Beyond Chicken Tenders, Beyond Chicken Nuggets and Beyond Popcorn Chicken, and sales of Beyond Steak. Net revenues from sales of Beyond Meat Jerky to TPP were $5.3 million, including a $2.0 million non-refundable up-front fee in the nine months ended September 30, 2023, as compared to $31.1 million in the nine months ended October 1, 2022.
Net revenues from U.S. foodservice sales in the nine months ended September 30, 2023 decreased $14.9 million, or 27.2%, as compared to the prior-year period, primarily due to a 32.0% decrease in volume of products sold, partially offset by a 7.0% increase in net revenue per pound. The decrease in volume of products sold was primarily due to the lapping of sales to a large QSR customer for a limited time offering in the year-ago period which concluded in the first quarter of 2023. The increase in net revenue per pound was primarily due to changes in product sales mix, partially offset by increased trade discounts and pricing decreases. By product, the decrease in U.S. foodservice channel net revenues was primarily due to decreased sales of Beyond Burger, certain chicken products, including sales to a large QSR customer and Beyond Chicken Tenders, and Beyond Breakfast Sausage.
Net revenues from international retail sales in the nine months ended September 30, 2023 decreased $1.6 million, or 3.2%, as compared to the prior-year period, primarily due to a 0.8% decrease in volume of products sold and a 2.4% decrease in net revenue per pound. The decrease in net revenue per pound was primarily due to higher trade discounts and pricing changes, partially offset by favorable changes in foreign currency exchange rates and product sales mix. By product, the decrease in international retail channel net revenues was primarily due to decreased sales of Beyond Burger and Beyond Sausage, partially offset by increases in sales of chicken products including Beyond Chicken Tenders.
Net revenues from international foodservice sales in the nine months ended September 30, 2023 increased $17.3 million, or 42.5%, as compared to the prior-year period, primarily due to a 62.0% increase in volume of products sold, primarily driven by strong sales to a large QSR customer in the EU, partially offset by a 12.0% decrease in net revenue per pound primarily due to changes in product sales mix and higher trade discounts. By product, the increase in international foodservice channel net revenues was primarily due to increased sales of chicken products and Beyond Burger, including to large QSR customers, partially offset by decreases in sales of Beyond Sausage and Beyond Beef Crumble.

The following table presents consolidated volume of our products sold in pounds for the periods presented:

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	September 30, 2023	October 1, 2022	Amount	%	September 30, 2023	October 1, 2022	Amount	%
U.S.:
Retail	7,199	8,861	(1,662)	(18.8)%	26,064	37,371	(11,307)	(30.3)%
Foodservice	2,104	3,378	(1,274)	(37.7)%	6,866	10,095	(3,229)	(32.0)%
International:
Retail	3,375	2,364	1,011	42.8%	10,868	10,955	(87)	(0.8)%
Foodservice	5,317	2,785	2,532	90.9%	16,864	10,408	6,456	62.0%
Volume of products sold	17,995	17,388	607	3.5%	60,662	68,829	(8,167)	(11.9)%
Cost of Goods Sold

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	September 30, 2023	October 1, 2022	Amount	%	September 30, 2023	October 1, 2022	Amount	%
Cost of goods sold	$82,566	$97,340	$(14,774)	(15.2)%	$268,493	$359,807	$(91,314)	(25.4)%
Cost of goods sold decreased by $14.8 million, or 15.2%, to $82.6 million, in the three months ended September 30, 2023 as compared to the prior-year period. Cost of goods sold in the three months ended September 30, 2023 decreased to 109.6% of net revenues from 118.0% of net revenues in the prior-year period primarily due to lower volume of products sold. On a per pound basis, cost of goods sold benefited from lower manufacturing costs, excluding depreciation, lower materials cost, lower depreciation and lower inventory reserves. In the three months ended September 30, 2023, depreciation expense benefited by $4.4 million as a result of a change in the estimated useful lives of certain of our large manufacturing equipment, relative to depreciation expense utilizing our previous estimated useful lives. See Note 6, Property, Plant and Equipment, to the Notes to Unaudited Condensed Consolidated Financial Statements, included elsewhere in this report. The absence of higher costs related to Beyond Meat Jerky in the three months ended September 30, 2023 as compared to the prior-year period also contributed to the decrease in cost of goods sold.
Cost of goods sold decreased by $91.3 million, or 25.4%, to $268.5 million, in the nine months ended September 30, 2023 as compared to the prior-year period. Cost of goods sold in the nine months ended September 30, 2023 decreased to 99.6% of net revenues from 106.1% of net revenues in the prior-year period primarily due to lower volume of products sold. On a per pound basis, cost of goods sold benefited from lower materials costs, reduced manufacturing costs, excluding depreciation, lower logistics costs and lower inventory reserves. In the nine months ended September 30, 2023, depreciation expense benefited by $14.6 million as a result of a change in the estimated useful lives of certain of our large manufacturing equipment, relative to depreciation expense utilizing our previous estimated useful lives. See Note 6, Property, Plant and Equipment, to the Notes to Unaudited Condensed Consolidated Financial Statements, included elsewhere in this report.The reduction in costs related to Beyond Meat Jerky in the nine months ended September 30, 2023 as compared to the prior-year period also contributed to the decrease in cost of goods sold.

Gross (Loss) Profit and Gross Margin

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	September 30, 2023	October 1, 2022	Amount	%	September 30, 2023	October 1, 2022	Amount	%
Gross (loss) profit	$(7,254)	$(14,840)	$7,586	51.1%	$1,204	$(20,812)	$22,016	105.8%
Gross margin	(9.6)%	(18.0)%	840 bps	N/A	0.4%	(6.1)%	650 bps	N/A
Gross profit in the three months ended September 30, 2023 was a loss of $7.3 million as compared to $14.8 million in the prior-year period, an improvement of $7.6 million, or 51.1%. Negative gross margin in the three months ended September 30, 2023 was (9.6)% as compared to (18.0)% in the prior-year period. Gross profit and gross margin in the three months ended September 30, 2023 as compared to the prior-year period were positively impacted by lower manufacturing costs, excluding depreciation, lower materials costs, lower depreciation and lower inventory reserves per pound, partially offset by lower net revenues per pound. In the three months ended September 30, 2023, gross profit and gross margin benefited by $4.4 million and 5.9%, respectively, as a result of a change in the estimated useful lives of certain of our large manufacturing equipment, as compared to those same measures calculated using our previous estimated useful lives. See Note 6, Property, Plant and Equipment, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Gross profit in the nine months ended September 30, 2023 was $1.2 million as compared to a loss of $20.8 million in the prior-year period, an improvement of $22.0 million, or 105.8%. Gross margin in the nine months ended September 30, 2023 increased to 0.4% from a negative gross margin of (6.1)% in the prior-year period. Gross profit and gross margin in the nine months ended September 30, 2023 as compared to the prior-year period were positively impacted by lower materials costs, lower manufacturing costs, excluding depreciation, lower logistics costs and lower inventory reserves per pound, partially offset by lower net revenues per pound. In the nine months ended September 30, 2023, gross profit and gross margin benefited by $14.6 million and 5.4%, respectively, as a result of a change in the estimated useful lives of certain of our large manufacturing equipment, as compared to those same measures calculated using our previous estimated useful lives. See Note 6, Property, Plant and Equipment, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
Research and Development Expenses

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	September 30, 2023	October 1, 2022	Amount	%	September 30, 2023	October 1, 2022	Amount	%
Research and development expenses	$9,118	$13,413	$(4,295)	(32.0)%	$30,323	$49,293	$(18,970)	(38.5)%
Research and development expenses decreased $4.3 million, or 32.0%, in the three months ended September 30, 2023, as compared to the prior-year period. Research and development expenses decreased to 12.1% of net revenues in the three months ended September 30, 2023 from 16.3% of net revenues in the prior-year period primarily due to lower scale-up expenses and lower salaries and related expenses resulting from a reduction in headcount as compared to the prior-year period.
Research and development expenses decreased $19.0 million, or 38.5%, in the nine months ended September 30, 2023, as compared to the prior-year period. Research and development expenses decreased to 11.2% of net revenues in the nine months ended September 30, 2023 from 14.5% of net revenues in the prior-year period primarily due to lower scale-up expenses and lower salaries and related expenses resulting from a reduction in headcount as compared to the prior-year period.
SG&A Expenses

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	September 30, 2023	October 1, 2022	Amount	%	September 30, 2023	October 1, 2022	Amount	%
Selling, general and administrative expenses	$53,252	$54,495	$(1,243)	(2.3)%	$152,607	$192,624	$(40,017)	(20.8)%
SG&A expenses decreased $1.2 million, or 2.3%, to $53.3 million, or 70.7% of net revenues, in the three months ended September 30, 2023, from $54.5 million, or 66.0% of net revenues, in the prior-year period. The decrease in SG&A expenses was primarily due to $3.9 million in lower product donation costs, $2.8 million in lower share-based compensation expense, $2.2 million in lower advertising costs, $1.0 million in lower legal costs and $0.6 million in lower outbound freight costs, partially offset by the write-off of an uncollectible note receivable in the amount of $3.8 million, $3.4 million in higher consulting fees, $0.6 million in higher non-headcount-related marketing costs other than product donation and advertising costs discussed above, and $0.5 million in higher salaries and related expenses.
SG&A expenses decreased $40.0 million, or 20.8%, to $152.6 million, or 56.6% of net revenues in the nine months ended September 30, 2023, from $192.6 million, or 56.8% of net revenues, in the prior-year period. The decrease in SG&A expenses was primarily due to a $12.6 million decrease in salaries and related expenses resulting from lower headcount, $10.8 million in lower non-headcount-related marketing costs other than product donation and advertising costs discussed below, $5.8 million in lower product advertising costs, $5.0 million in lower share-based compensation expense, $4.7 million in lower outbound freight costs, $2.7 million in lower product donations, $2.0 million in lower legal fees, $1.6 million in lower consulting fees and $1.2 million in lower distributor commissions, partially offset by the write-off of an uncollectible note receivable in the amount of $3.8 million, $2.9 million in higher loss on sale of assets and $2.4 million in higher promotional samples expense.
Restructuring Expenses
As a result of the termination in May 2017 of an exclusive supply agreement with one of our co- manufacturers due to non-performance under the agreement, we recorded restructuring expenses of $7.0 million and $14.3 million in the three and nine months ended October 1, 2022, respectively. In the three and nine months ended September 30, 2023, we recorded a credit of $(4,000) and $(0.6) million in restructuring expenses, respectively, primarily driven by a reversal of certain accruals. The restructuring expenses were primarily related to legal and other expenses associated with the dispute. As of September 30, 2023 and December 31, 2022, there were $0 and $0.7 million, respectively, in accrued and unpaid restructuring expenses. On October 18, 2022, the parties entered into a confidential written settlement agreement and mutual release pursuant to which the parties agreed to dismiss with prejudice all claims and cross-claims asserted in the associated cases filed in the Superior Court of the State of California for the County of Los Angeles and the United States District Court for the Central District of California. See Note 3, Restructuring, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

Loss from Operations
Loss from operations in the three months ended September 30, 2023 was $69.6 million compared to $89.7 million in the prior-year period. The decrease in loss from operations in the three months ended September 30, 2023 was primarily driven by the year-over-year improvement in gross profit, reduced restructuring expenses, reduced non-production headcount expenses, primarily as a result of the reduction-in-force implemented in October 2022, lower product donation expenses, decreased scale-up expenses, lower share-based compensation expense and lower advertising costs compared to the prior-year period.
Loss from operations in the nine months ended September 30, 2023 was $181.1 million compared to $277.1 million in the prior-year period. The decrease in loss from operations in the nine months ended September 30, 2023 was primarily driven by higher gross profit, reduced non-production headcount expenses primarily as a result of the reduction-in-force implemented in October 2022, lower total marketing-related expenses including advertising and product donation costs, lower scale-up expenses, lower legal and consulting fees, lower share-based compensation expense and lower outbound freight costs included in our selling expenses compared to the prior-year period.
Total Other (Expense) Income, net
Total other expense, net, in the three months ended September 30, 2023 of $0.7 million consisted primarily of $2.5 million in realized and unrealized foreign currency transaction losses and $1.0 million in interest expense from the amortization of convertible debt issuance costs, partially offset by $2.8 million in interest income. Total other expense, net, in the three months ended October 1, 2022 of $3.2 million consisted primarily of $3.9 million in realized and unrealized foreign currency transaction losses due to unfavorable changes in foreign currency exchange rates of the Euro and Chinese Yuan and $1.0 million in interest expense from the amortization of convertible debt issuance costs, partially offset by $1.5 million in interest income.
Total other income, net, in the nine months ended September 30, 2023 of $1.9 million consisted primarily of $8.4 million in interest income, partially offset by $3.0 million in interest expense from the amortization of convertible debt issuance costs and $3.3 million in realized and unrealized foreign currency transaction losses due to unfavorable changes in foreign currency exchange rates of the Euro and Chinese Yuan. Total other expense, net, in the nine months ended October 1, 2022 of $11.4 million consisted primarily of $10.5 million in realized and unrealized foreign currency transaction losses due to unfavorable changes in foreign currency exchange rates of the Euro and Chinese Yuan and $3.0 million in interest expense from the amortization of convertible debt issuance costs, partially offset by $2.2 million in interest income.
Net Loss
Net loss in the three months ended September 30, 2023 was $70.5 million compared to $101.7 million in the prior-year period. The reduction in net loss was primarily due to the reduction in loss from operations, the decrease in total other expense, net, and an $8.6 million decrease in losses related to TPP.
Net loss in the nine months ended September 30, 2023 was $183.0 million compared to $299.3 million in the prior-year period. The reduction in net loss was primarily due to the reduction in loss from operations and decrease in total other expense, net, partially offset by a $7.0 million increase in losses related to TPP.
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
The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net loss, as reported (unaudited):

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net loss, as reported	$(70,492)	$(101,678)	$(183,034)	$(299,270)
Income tax expense	—	—	5	21
Interest expense	989	1,040	2,967	3,173
Depreciation and amortization expense	5,779	8,435	17,707	23,255
Restructuring expenses(1)	(4)	6,993	(631)	14,321
Share-based compensation expense	6,478	9,250	23,791	28,848
Other, net(2)(3)	(243)	2,151	(4,897)	8,177
Adjusted EBITDA	$(57,493)	$(73,809)	$(144,092)	$(221,475)

Net loss as a % of net revenues	(93.6)%	(123.2)%	(67.9)%	(88.3)%
Adjusted EBITDA as a % of net revenues	(76.3)%	(89.5)%	(53.4)%	(65.3)%

____________

(1)
Primarily comprised of legal and other expenses associated with the dispute with a co-manufacturer with whom an exclusive supply agreement was terminated in May 2017. On October 18, 2022, the parties to this dispute entered into a confidential written settlement agreement and mutual release related to this matter. In the three and nine months ended September 30, 2023, we recorded a credit of $(4,000) and $(0.6) million, respectively, in restructuring expenses, primarily driven by a reversal of certain accruals. See Note 3, Restructuring, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

(2)
Includes $(2.5) million and $(3.3) million in net foreign currency transaction losses in the three and nine months ended September 30, 2023, respectively. Includes $(3.9) million and $(10.5) million in net foreign currency transaction losses in the three and nine months ended October 1, 2022, respectively.

(3)
Includes $2.8 million and $8.4 million in interest income in the three and nine months ended September 30, 2023, respectively. Includes $1.5 million and $2.2 million in interest income in the three and nine months ended October 1, 2022, respectively.

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
The shares will be offered pursuant to an equity distribution agreement between us and Goldman Sachs and Co. LLC, (Goldman Sachs”) as sales agent (the “Equity Distribution Agreement”). We will pay Goldman Sachs a commission equal to 3.25% of the aggregate gross proceeds of any shares sold through Goldman Sachs pursuant to the Equity Distribution Agreement. We are not obligated to sell any shares under the Equity Distribution Agreement. As of September 30, 2023, no sales had been made under the Equity Distribution Agreement and the ATM Program’s full capacity remained available.
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
Liquidity
Liquidity Outlook
For the remainder of 2023, our cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part I, Item 1A, “Risk Factors,” of our 2022 10-K and Part II, Item 1A, “Risk Factors” and “Note Regarding Forward-Looking Statements” included elsewhere in this report. In addition, inflation, rising interest rates, adverse developments affecting the financial services industry, overall economic conditions, ongoing concerns about the likelihood of a recession, lasting effects from the COVID-19 pandemic and hostilities in Eastern Europe and the Middle East have led to increased disruption and volatility in capital markets and credit markets generally, which could adversely affect our ability to access capital resources in the future and potentially harm our liquidity outlook.
Our current business plan is to continue to utilize inventory management to reduce working capital. To further reduce operating expenses, we are initiating a review of our global operations, narrowing our commercial focus to certain growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. These efforts include the potential exit of select product lines; changes to our pricing architecture within certain channels; accelerated, cash-accretive inventory reduction initiatives; further optimization of our manufacturing capacity and real estate footprint; and a review and potential restructuring of our operations in China.
Based on our current business plan, we believe that our existing cash balances, including our anticipated cash flow from operations, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. In the future, we may raise funds by issuing debt or equity securities, including through the ATM Program, or securities convertible into or exchangeable for our common stock. Such financing and other potential financings may result in dilution to stockholders, reduction in the market price of our common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all. Our cash requirements under our significant contractual obligations and commitments are listed below in the section titled “Contractual Obligations and Commitments.”
Our future capital requirements may vary materially from those currently planned and will depend on many factors including, among others, demand in the plant-based meat category and for our products; our rate of revenue growth; the results of our review of our global operations and the successful implementation of our ongoing cost-reduction initiatives; timing to adjust our supply chain and cost structure in response to material fluctuations in product demand; the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; our investment in and build out of our Campus Headquarters, including the timing and success of subleasing excess space at our Campus Headquarters; the success of, and expenses associated with, our marketing initiatives; our investment in manufacturing and facilities to optimize our manufacturing and production capacity, including underutilization fees, termination fees and exit costs; our investments in real property and joint ventures; the costs required to fund domestic and international operations and growth; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us or our directors and officers; the expenses needed to attract and retain skilled personnel; variations in product selling prices and costs, the timing and success of changes to our pricing architecture within certain channels and the mix of products sold; the level of trade and promotional spending to support our products appropriately; the expenses associated with our sales force; our management of accounts receivable, inventory, accounts payable and other working capital accounts; the impact of foreign currency exchange fluctuations on our cash balances; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
Our operating environment continues to be affected by uncertainty related to macroeconomic issues, including ongoing, further weakened demand in the plant-based meat category, high inflation, rising interest rates, and ongoing concerns about the likelihood of a recession, among other things, all of which have had and could continue to have unforeseen impacts on our actual realized results, including our liquidity outlook. Although in the third quarter of 2023 we met our previously stated target of achieving cash flow positive operations within the second half of 2023, this outcome included the benefit of certain transitory factors which are expected to abate and, as such, we do not expect to sustain free cash flow positive operations in the fourth quarter of 2023. Our ability to make progress toward our goal of achieving sustained cash flow positive operations is dependent on a number of assumptions and uncertainties, including, without limitation, demand in the plant-based meat category and for our products; our ability to reduce costs and achieve positive gross margins; our ability to grow revenues and meet operating expense reduction targets, which may be subject to factors beyond our control; timing of capital expenditures; and our ability to monetize inventory and manage working capital.

Subsequent to the quarter ended September 30, 2023, on November 1, 2023, our board of directors approved a plan to reduce our workforce by approximately 65 employees, representing approximately 8% of our total global workforce. This decision was based on cost-reduction initiatives intended to reduce operating expenses.
We currently estimate that we will incur one-time cash charges of approximately $2.0 million to $2.5 million in connection with the reduction-in-force, primarily consisting of notice period and severance payments, employee benefits and related costs. We expect that the majority of these charges will be incurred in the fourth quarter of 2023, and that the reduction-in-force will be substantially complete by the end of 2023, subject to local law and consultation requirements, which may extend the process beyond the end of 2023 in certain countries. The charges that we expect to incur are subject to assumptions, including local law requirements, and actual charges may differ from the estimate disclosed above. We may not be able to fully realize the costs savings and benefits initially anticipated from these actions, and the expected costs may be greater than expected.
Sources of Liquidity
Our primary cash needs are for operating expenses, working capital and capital expenditures to support our business. We finance our operations primarily through sales of our products and existing cash. We have raised a total of $199.5 million from the sale of convertible preferred stock, including through sales of convertible notes which were converted into preferred stock, net of costs associated with such financings. In connection with our IPO, we sold an aggregate of 11,068,750 shares of our common stock at a public offering price of $25.00 per share and received approximately $252.4 million in net proceeds. In 2019, we completed a secondary public offering of our common stock in which we sold 250,000 shares and certain selling stockholders sold 3,487,500 shares. We sold 250,000 shares of our common stock at a public offering price of $160.00 per share and received approximately $37.4 million in net proceeds.
In 2021, we issued $1.2 billion in aggregate principal amount of Notes. See Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. On May 10, 2023, we filed an automatically effective shelf registration statement on Form S-3, in connection with our ATM Program, discussed above. As of September 30, 2023, no sales had been made under the Equity Distribution Agreement and the ATM Program’s full capacity remained available.
As of September 30, 2023, we had $217.5 million in unrestricted cash and cash equivalents and $15.3 million in restricted cash, which was comprised of $12.6 million to secure the letter of credit to support the development and leasing of our Campus Headquarters and $2.7 million to secure a letter of credit associated with a new third party contract manufacturer in Europe.
Cash Flows
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated.

	Nine Months Ended
(in thousands)	September 30, 2023	October 1, 2022
Cash (used in) provided by:
Operating activities	$(79,282)	$(270,347)
Investing activities	$(9,340)	$(70,704)
Financing activities	$(388)	$385

Net Cash Used in Operating Activities
In the nine months ended September 30, 2023, we incurred a net loss of $183.0 million, which was the primary reason for net cash used in operating activities of $79.3 million. Net cash inflows from changes in our operating assets and liabilities were $39.0 million, primarily due to a decrease in inventory purchases, an increase in accounts payable and a decrease in prepaid expenses and current assets, partially offset by cash outflows due to an increase in prepaid lease costs related to our Campus Headquarters, a decrease in operating lease liabilities, a decrease in accrued expenses and other current liabilities, and an increase in accounts receivable. Net loss in the nine months ended September 30, 2023 included $64.7 million in non-cash expenses primarily comprised of share-based compensation expense, depreciation and amortization expense, our portion of the losses in TPP, loss on sales of fixed assets and the write-off of an uncollectible note receivable.
In the nine months ended October 1, 2022, we incurred a net loss of $299.3 million, which was the primary reason for net cash used in operating activities of $270.3 million. Net cash outflows from changes in our operating assets and liabilities were $52.5 million, primarily due to the escrow payments related to the Campus Lease (see Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report) and increase in inventory. The cash outflows were partially offset by the decrease in accounts receivable and prepaid expenses and other assets. Net loss in the nine months ended October 1, 2022 included $81.4 million in non-cash expenses primarily comprised of share-based compensation expense, depreciation and amortization expense, our portion of the losses in TPP and unrealized losses on foreign currency transactions.
Depreciation and amortization expense was $17.7 million and $23.3 million in the nine months ended September 30, 2023 and October 1, 2022, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our maintenance and investments in property, plant and equipment and investment in TPP, offset by proceeds from sales of certain fixed assets.
In the nine months ended September 30, 2023, net cash used in investing activities was $9.3 million and consisted of cash outflows for purchases of property, plant and equipment, primarily driven by investments in production equipment and facilities, and $3.3 million in investment in TPP that was previously committed, partially offset by $2.5 million in proceeds from sales of certain fixed assets.
In the nine months ended October 1, 2022, net cash used in investing activities was $70.7 million and consisted of $60.0 million in cash outflows for purchases of property, plant and equipment, primarily driven by investments in facilities and production equipment and $10.0 million in payments for investment in TPP.
Net Cash Provided by Financing Activities
In the nine months ended September 30, 2023, net cash used in financing activities was $0.4 million, primarily from $0.4 million in payments of minimum withholding taxes on net share settlement of equity awards and $0.2 million in payments under finance lease obligations, partially offset by $0.2 million in proceeds from stock option exercises.
In the nine months ended October 1, 2022, net cash provided by financing activities was $0.4 million, primarily from $1.6 million in proceeds from stock option exercises, partially offset by $1.1 million in payments of minimum withholding taxes on net share settlement of equity awards and payments under finance lease obligations.

Contractual Obligations and Commitments
There have been no significant changes during the nine months ended September 30, 2023 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the 2022 10-K, other than the following:
Leases
In 2021, we entered into the Campus Lease, a 12-year lease with two 5-year renewal options to house our corporate headquarters, lab and innovation space in El Segundo, California. Although we are involved in the design of the tenant improvements of the Campus Headquarters, we do not have title or possession of the assets during construction. In addition, we do not have the ability to control the leased Campus Headquarters until each phase of the tenant improvements is complete. We contributed $3.3 million and $55.1 million in payments towards the construction of the Campus Headquarters in the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively. These payments are initially recorded in “Prepaid lease costs, non-current” in our condensed consolidated balance sheets and will ultimately be reclassified as a component of a right-of-use asset upon lease commencement for each phase of the lease.
China Investment and Lease Agreement
As of September 30, 2023, we had invested $22.0 million as the registered capital of our wholly-owned subsidiary Beyond Meat (Jiaxing) Food Co., Ltd. (“BYND JX”) and advanced $20.0 million to BYND JX. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
The Planet Partnership
In 2021, we entered into TPP, a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. In the three months ended September 30, 2023 and October 1, 2022, we recognized our share of the net losses in TPP in the amount of $0.1 million and $8.7 million, respectively. In the nine months ended September 30, 2023 and October 1, 2022, we recognized our share of the net losses in TPP in the amount of $3.9 million and $10.8 million, respectively.
As of the year ended December 31, 2022, we had contributed our share of the investment in TPP in the amount of $24.3 million. In the nine months ended September 30, 2023, we contributed an additional $3.3 million as our share of an additional investment in TPP resulting in a total contribution of $27.6 million as of September 30, 2023. See Note 2, Summary of Significant Accounting Policies, Note 10, Commitments and Contingencies, and Note 13, Related Party Transactions, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
In the first nine months of 2023, we continued the process of restructuring certain contracts and operating activities related to Beyond Meat Jerky. We assumed distribution responsibilities for Beyond Meat Jerky in the fourth quarter of 2023. For a discussion of the risks associated with our assumption of the distribution responsibilities for Beyond Meat Jerky, see Part II, Item 1A, “Risk Factors—Risks Related to Our Investments—Joint ventures may not operate according to their business plans if our partners fail to fulfill their obligations, which may adversely affect our results of operations and compel us to dedicate additional resources to these joint ventures. Restructuring certain contracts and operating activities related to Beyond Meat Jerky and our assumption of distribution responsibilities for Beyond Meat Jerky may not be successful.”
Purchase Commitments
As of September 30, 2023, we had $72.9 million in fee commitments to manufacture products at a co-manufacturer’s facility over a 5-year term. For a portion of the contract term, if the minimum order for a month is not fulfilled, we may be assessed a fee per pound, which fee may be waived by the co-manufacturer upon reaching certain aggregate quarterly volume requirements. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
On July 27, 2022, we entered into an agreement to purchase certain property on a neighboring site to our manufacturing facility in Europe located in Enschede, the Netherlands, for cash consideration of approximately €6.3 million, of which a €0.9 million deposit was made during 2022. The purchase, if completed, is expected to close in the first quarter of 2024, however we are currently evaluating the strategic importance of these assets as part of our global operations review.
On July 1, 2023, we and Roquette Frères entered into a second amendment (the “Second Amendment”) to our existing pea protein supply agreement dated January 10, 2020, as amended by the first amendment dated August 3, 2022 (the “First Amendment”). Pursuant to the Second Amendment, the terms of the agreement and existing purchase commitments set forth in the First Amendment were revised and extended through December 31, 2025. Pursuant to the Second Amendment, the purchase commitment was revised such that we have committed to purchase pea protein inventory totaling $1.4 million in the remainder of 2023, $10.9 million in 2024 and $17.1 million in 2025. In addition, as of September 30, 2023, we had approximately $15.6 million in purchase order commitments for capital expenditures to purchase property, plant and equipment including the commitment to purchase the Enschede facility discussed above. Payments for these purchases will be due within twelve months.
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
During the first quarter of 2023, we completed a reassessment of the useful lives of our large manufacturing and research and development equipment, and determined that we should increase the estimated useful lives for certain of our equipment from a range of 5 to 10 years to a uniform 10 years. The timing of this reassessment was based on a combination of factors accumulating over time, including historical useful life information and changes in our planned use of the equipment, that provided us with updated information that allowed us to make a better estimate of the economic lives of such equipment. This reassessment was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2023. This change in accounting estimate decreased depreciation expense for the three months ended September 30, 2023 by $4.9 million, impacting cost of goods sold and research and development expenses by $4.4 million and $0.5 million, respectively, and decreased both basic and diluted net loss per share available to common stockholders by $0.08. For the nine months ended September 30, 2023, this change in accounting estimate decreased depreciation expense by $16.1 million, impacting cost of goods sold and research and development expenses by $14.6 million and $1.5 million, respectively, and decreased both basic and diluted net loss per share available to common stockholders by $0.25. There have been no other material changes in our critical accounting policies during the three months ended September 30, 2023, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2022 10-K.

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
In 2021, we issued a total of $1.15 billion aggregate principal amount of our 0% Convertible Senior Notes due 2027. The proceeds from the issuance of the Notes were approximately $1.0 billion, net of capped call transaction costs of $84.0 million and debt issuance costs totaling $23.6 million. See Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. The Notes do not bear regular interest, and the principal amount of the Notes do not accrete. However, special interest and additional interest may accrue on the Notes at a rate per annum not exceeding 0.50% (subject to certain exceptions) upon the occurrence of certain events relating to the failure to file certain SEC reports or to remove certain restrictive legends from the Notes.
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
During the three and nine months ended September 30, 2023, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $0.7 million and $2.5 million, respectively, or a decrease of approximately $0.7 million and $2.5 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and may enter into long-term contracts to better ensure stability of prices of our raw materials. As of September 30, 2023, we had a multi-year sales agreement with Roquette which expires in December 2025. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Foreign Currency Risk
Our foreign currency exchange risk is primarily related to our intercompany balances denominated in various foreign currencies. We have exposure to the Euro and the Chinese Yuan. Foreign currency translation gain (loss), net of tax, reported as cumulative translation adjustment through “Other comprehensive loss” was $0.3 million and $(1.7) million in the three months ended September 30, 2023 and October 1, 2022, respectively. Net realized and unrealized foreign currency transaction losses included in “Other, net” were $(2.5) million and $(3.9) million in the three months ended September 30, 2023 and October 1, 2022, respectively.
Foreign currency translation gain (loss), net of tax, reported as cumulative translation adjustment through “Other comprehensive loss” was $0.1 million and $(4.7) million in the nine months ended September 30, 2023 and October 1, 2022, respectively. Net realized and unrealized foreign currency transaction losses included in “Other, net” were $(3.3) million and $(10.5) million in the nine months ended September 30, 2023 and October 1, 2022, respectively.

Based on the intercompany balances as of September 30, 2023, an assumed 5% or 10% adverse change to foreign currency exchange rates would result in a loss of approximately $(4.9) million and $(9.8) million, respectively, recorded in “Other, net” in the three and nine months ended September 30, 2023.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information
ITEM 1. LEGAL PROCEEDINGS.
We are subject to various legal proceedings and claims that arise in the ordinary course of our business. For a description of our material pending legal proceedings, please see Note 10, Commitments and Contingencies of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
Risk Factors
Risks Related to Our Business
Disruptions in the worldwide economy, including an economic recession, downturn, periods of inflation or economic uncertainty, have affected and may continue to adversely affect our business, results of operations and financial condition.
The global economy can be negatively impacted by a variety of factors such as the spread or fear of spread of contagious diseases (such as the COVID-19 pandemic, other pandemics, epidemics or other public health crises) in locations where our products are sold, man-made or natural disasters, severe weather, actual or threatened hostilities or war, terrorist activity, political unrest, civil strife and other geopolitical uncertainty. Such adverse and uncertain economic conditions may impact distributor, retailer, foodservice and consumer demand for our products. For example, in connection with the war in Ukraine, governments in the U.S., U.K. and the EU have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. In addition, the intensity, duration and economic effects of the escalating conflict in Israel, Gaza and surrounding areas are difficult to predict. The uncertainty resulting from the military conflicts in Europe and the Middle East have given rise and may continue to give rise to increases in costs of goods and services, scarcity of certain ingredients, increased trade barriers or restrictions on global trade and may increase volatility in financial and capital markets, which may make it more difficult for us to raise additional capital. Further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which could adversely affect our business and/or our supply chain, our international subsidiaries, business partners or customers in the broader region, including potential destabilizing effects that such conflicts may pose for the European continent, the Middle East or the global oil and natural gas markets.

In addition, our ability to manage normal commercial relationships with our suppliers, co-manufacturers, distributors, retailers, foodservice customers, consumers and creditors may suffer.
As global economic conditions continue to be volatile or uncertain and recessionary or inflationary pressures exist, trends in consumer discretionary spending also remain unpredictable and subject to changes. We have seen consumers shift purchases to lower-priced or other perceived value offerings during economic downturns as a result of various factors, including job losses, inflation, higher taxes, reduced access to credit, change in federal economic policy and recent international trade disputes. In particular, consumers have reduced the amount of plant-based food products that they purchase where there are conventional animal-based protein offerings, which generally have lower retail prices. In addition, consumers may choose to purchase private label products rather than branded products because they are generally less expensive. A decrease in consumer discretionary spending may also result in consumers reducing the frequency and amount spent on food prepared away from home. Distributors, retailers and foodservice customers have become more conservative in response to these conditions and have sought to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailers and foodservice customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. Decreases in demand for our products without a corresponding decrease in costs has put downward pressure on gross margin and has negatively impacted, and may continue to negatively impact, our financial results. Prolonged unfavorable economic conditions or uncertainty would likely have an adverse effect on our sales and profitability.
We have a history of losses, and we may be unable to achieve or sustain profitability.
Although we achieved cash flow positive operations during the three months ended September 30, 2023, this outcome included the benefit of certain transitory factors which are expected to abate and, as such, we do not expect to sustain free cash flow positive operations in the fourth quarter of 2023 and may not achieve or sustain cash flow positive operations in other future periods or be profitable in the future. We have experienced net losses in almost every period since our inception. In 2022, 2021 and 2020, we incurred net losses of $366.1 million, $182.1 million and $52.8 million, respectively. Although we decreased our operating expenses in the first nine months of 2023 compared to the prior-year period, over time our operating expenses and capital expenditures may increase as we hire additional employees; support our strategic and other QSR customer relationships; innovate and commercialize products; build our brand, expand our marketing channels and drive consumer adoption of our products; optimize our production capacity through our own internal production facilities, domestically and abroad; build out our Campus Headquarters, including the timing and success of subleasing excess space; increase our customer base, supplier network and co-manufacturing partners; scale production across distribution channels; review geographic expansion; and enhance our technology and production capabilities. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues and margins sufficiently to offset the anticipated higher expenses, particularly in light of some of the other challenges we face, for example prolonged, weakening demand within the plant-based meat category and broad macroeconomic headwinds. We incur significant expenses in developing our innovative products, building out our facilities, securing an adequate supply of raw materials, obtaining and storing ingredients and other products and marketing the products we offer. In addition, many of our expenses, including some of the costs associated with our existing and any future manufacturing facilities, are fixed. Accordingly, we may not be able to successfully implement our new sustainable growth strategy or achieve or sustain profitability, and we may incur significant losses for the foreseeable future.

Weakness in the plant-based meat category, combined with our volume losses, has had a negative impact on our sales and profits.
Our operating environment continues to be negatively affected by several challenges, including, but not limited to, prolonged weakening demand in the plant-based meat category overall, particularly in the refrigerated subsegment, among others, adverse changes in consumers’ perceptions about plant-based meat, broad macroeconomic headwinds including elevated levels of inflation, rising interest rates, waning consumer confidence and recessionary concerns, and competitive activity in the plant-based meat category. As of the date of this report, consumer demand for plant-based meat products has continued to decline. For example, in the first nine months of 2023, all of our markets and channels other than international foodservice were negatively impacted by weakness in demand in the category.
Partly as a result of this weak demand, we have experienced volume losses and declines from historical levels, which has negatively impacted our sales and profitability. In the nine months ended September 30, 2023, volume of products sold decreased by 11.9%, primarily reflecting weak category demand, especially in U.S. retail and U.S. foodservice channels. We expect that demand-related challenges will continue to have a negative impact on our sales and profitability and, as a result, our results of operations and financial condition, in the future, particularly if we are not able to reduce our costs quickly and significantly enough to offset the lost volume and attain and maintain a profitable customer and product mix. A continued decrease in consumer demand for plant-based meat, or a further prolonged decrease, would likely have a material adverse effect on our profits, business, financial condition and results of operations.
Our strategic initiatives to improve our cost structure could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions, including achieving and/or sustaining cash flow positive operations.
On November 2, 2023, we announced that we are initiating a review of our global operations, narrowing our commercial focus to certain growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. Among other things, we will evaluate the potential exit of select product lines, changes to our pricing architecture within certain channels, accelerated cash-accretive inventory reduction initiatives, further optimization of our manufacturing capacity and real estate footprint, and a review and potential restructuring of our operations in China. In addition, on November 1, 2023, our board of directors approved a plan to reduce our current workforce by approximately 65 employees, representing approximately 19% of our global non-production workforce (or approximately 8% of our total global workforce). We currently estimate that we will incur one-time cash charges of approximately $2.0 million to $2.5 million in connection with the reduction in force, primarily consisting of notice period and severance payments, employee benefits and related costs. In aggregate, in 2024, the reduction in force, combined with the elimination of certain open positions, is expected to result in approximately $9.5 million to $10.5 million in cash operating expense savings, and an additional approximately $1.0 million to $2.0 million in non-cash savings related to previously granted, unvested stock-based compensation which would have vested in 2024.
Our global operations review, cost structure improvement measures, cost-reduction initiatives, workforce reductions, and the timing and success of sustaining cash flow positive operations are subject to many risks and uncertainties. The charges associated with the reductions-in-force may be greater than anticipated; we may be unable to realize the contemplated benefits in connection with the workforce reductions, global operations review, cost structure improvement measures and other potential cost-reduction initiatives; and the workforce reductions, global operations review, cost structure improvement measures and other potential cost-reduction initiatives may have an adverse impact on our performance. Additionally, our ability to make progress toward our goal of achieving and/or sustaining cash flow positive operations is dependent on a number of assumptions and uncertainties, including, without limitation, demand in the plant-based meat category and for our products; our ability to reduce costs and achieve and/or sustain positive gross margins; our ability to grow revenues and meet operating expense reduction targets, which may be subject to factors beyond our control; timing of capital expenditures; and our ability to monetize inventory and manage working capital. The other risks described in this report and in our 2022 10-K may also hinder our ability to implement our strategic initiatives. As a result, we cannot guarantee that we will achieve and/or sustain cash flow positive operations in the future, whether on our expected timelines, or at all.
We may be subject to additional unexpected costs, negative impacts on our cash flows from operations, employee attrition and adverse effects on employee morale and potential failure to meet operational and growth targets due to the loss of employees, any of which may impair our ability to achieve anticipated results from our operations or otherwise adversely affect our business. Additionally, as we are operating our business with fewer employees, we face additional risk that we might not be able to execute on our strategic plans and product roadmap, which may have an adverse effect on our business, financial condition, and operating results.
As we continue to identify areas of cost savings and operating efficiencies, we may consider implementing further measures to help streamline operations and improve cost efficiencies, which could result in the contraction of our business and the implementation of significant cost cutting measures such as further downsizing and exiting certain operations, including product lines, domestically and/or abroad. Any resource realignment, or decision to limit investment in or dispose of or otherwise exit product lines or businesses, may result in loss of significant revenues and investments and/or the recording of special charges, such as write-offs, further workforce reduction or restructuring costs, charges relating to consolidation of excess facilities or capacity underutilization, lease exit or other related costs, contract termination charges, or claims from third parties. Underutilization or cessation of our manufacturing facilities could adversely affect our gross margin and other operating results and we may be required to terminate or make penalty-type payments under certain supply chain arrangements, close or idle facilities and write down our long-lived assets or shorten the useful lives of underutilized assets and accelerate depreciation, which would increase our expenses. In addition, our strategic initiatives may not be adequate to support the long-term operations of our business, particularly under adverse circumstances. Furthermore, we may not be successful in implementing these initiatives or realizing our anticipated savings and efficiencies, including as a result of factors beyond our control. For example, in the event we have excess capacity or vacancy in any of our facilities or office spaces, we may sublease portions of the excess space to third parties and may be unable to sublease our excess space on favorable terms, or at all, or if we are able to sublease space but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we could incur substantial payment obligations to our landlords.
Our operating environment continues to be affected by uncertainty related to macroeconomic issues, including prolonged, weak demand in the plant-based meat category, high inflation, rising interest rates and challenges related to labor availability, among other things, all of which have and may continue to frustrate our cost-reduction initiatives, as well as the achievement and/or sustainment of cash flow positive operations. If we are unable to realize the anticipated savings and efficiencies of our cost reduction initiatives and related strategic initiatives, our operating and financial results would be adversely affected and could differ materially from our expectations.
Our ability to accurately forecast our future results of operations is subject to many risks and uncertainties, and our operating and financial results could differ materially from our expectations.
Our ability to accurately forecast our future results of operations is limited by and dependent on a number of risks and uncertainties, including those described in this report and in our 2022 10-K. Our historical revenue growth should not be considered indicative of our future performance. Our revenue growth has declined and could continue to decline or slow for a number of reasons, including but not limited to weak demand in the plant-based meat category and for our products, other macroeconomic factors such as rising inflation, high interest rates and concerns about the likelihood of an economic recession, reduced consumer confidence and changes in consumer spending, competitive activity from our market competitors and new market entrants and a continued decrease in demand for the overall plant-based market. In fact, net revenues decreased to $75.3 million in the three months ended September 30, 2023 from $82.5 million in the three months ended October 1, 2022, representing a 8.7% decrease. Net revenues decreased to $269.7 million in the nine months ended September 30, 2023 from $339.0 million in the nine months ended October 1, 2022, representing a 20.4% decrease. If we are unable to identify and execute cost-down initiatives, including those intended to achieve price parity with animal protein, we may not be able to compete effectively in our market and demand for our products may continue to slow, either of which could continue to adversely affect our revenues and margins. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.
From time to time, we may release earnings guidance, financial goals or other forward-looking statements in our earnings releases, earnings conference calls or otherwise regarding our future performance that represent our management’s estimates as of the date of the release. Some or all of the assumptions of any future guidance or financial goals that we furnish may not materialize or may vary significantly from actual future results. For example, our ability to make progress toward our goal of achieving and/or sustaining cash flow positive operations is dependent on a number of assumptions and uncertainties, including, without limitation, demand in the plant-based meat category and for our products; our ability to reduce costs and achieve positive gross margins; our ability to grow revenues and meet operating expense reduction targets, which may be subject to factors beyond our control; timing of capital expenditures; and our ability to monetize inventory and manage working capital. The other risks described in this report and in our 2022 10-K may also cause our actual future results to differ.
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
Our business and reputation could be negatively impacted by ESG matters and/or our reporting of such matters.
There is an increased focus from lawmakers, regulators, investors, customers, employees and other stakeholders on corporate ESG practices, including climate change and related ESG disclosure requirements. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain products, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition or results of operations. In addition, standards for tracking and reporting ESG matters continue to evolve, and our business may be impacted by new laws, regulations or investor criteria in the U.S., Europe and around the world related to ESG. These legal and regulatory requirements, as well as investor expectations related to ESG practices and disclosures are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with.

While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of our company and/or products, such initiatives or achievements of such commitments may be costly and may not have the desired effect. Expectations around the Company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. For example, we may not ultimately be able to complete certain goals or initiatives, either on the timelines originally anticipated or at all, due to technical, cost or other factors, which may be in or out of our control. Moreover, actions or statements that we may take based on expectations, assumptions or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary.
Certain market participants, including stockholders and other capital providers, use third-party benchmarks or scores to measure a company’s ESG practices and decide whether to invest in their common stock or engage with them to require changes to their practices. In addition, certain influential institutional investors are also increasing their focus on ESG practices and are placing importance on the implications and social cost of their investments. If our ESG practices do not meet the standards set by these stockholders, they may choose not to invest in our common stock or if our peer companies outperform us in their ESG initiatives, potential or current investors may elect to invest with our competitors instead. Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence and disclosure on topics such as climate change, human capital, labor and risk oversight, could also expand the nature, scope and complexity of matters that we are required to control, assess and report. For example, to the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, customers, or business partners, which may adversely impact our operations. We may be especially subject to scrutiny on such matters given efforts to portray our operations and products as a more sustainable and conscientious alternative to certain competitor products. As another example, the SEC has proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past and expanded data collection, analysis and certification with respect to greenhouse gas emissions reporting that may not be complete or accurate, and impose increased oversight obligations on our management and board of directors. These and other regulations, disclosure-related and otherwise, including the new California laws S.B. 253 and S.B. 261, may increase our costs as well as increase scrutiny regarding our ESG efforts, which may enhance the risks discussed in this risk factor. If we do not comply with investor or stockholder expectations and standards in connection with our ESG initiatives, are perceived to have not responded appropriately to address ESG issues within our company, or fail to adapt to or comply with all laws, regulations, policies and related interpretations, our business and reputation could be negatively impacted and our share price and access to/cost of capital could be materially and adversely affected. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
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

This was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2023. If actual results differ from our judgments and assumptions, then it may have a material, adverse impact on our results of operations and cash flows. For the three months ended September 30, 2023, this change in accounting estimate decreased depreciation expense by $4.9 million, impacting cost of goods sold and research and development expenses by $4.4 million and $0.5 million, respectively, and decreased both basic and diluted net loss per share available to common stockholders by $0.08. For the nine months ended September 30, 2023, this change in accounting estimate decreased depreciation expense by $16.1 million, impacting cost of goods sold and research and development expenses by $14.6 million and $1.5 million, respectively, and decreased both basic and diluted net loss per share available to common stockholders by $0.25.
Any changes in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP or any future impairment charges could have a material adverse effect on our business, financial position and operating results.
The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities, revenues and expenses. This includes estimates, judgments and assumptions for assessing the recoverability of our assets, pursuant to Financial Accounting Standards Board issued authoritative guidance. If any estimates, judgments or assumptions change in the future, the Company may be required to record additional expenses and/or impairment charges.
We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under assumptions or conditions that may change in the future. While we believe the assumptions and estimates we make are reasonable, any changes to our assumptions or estimates, or any actual results which differ from our assumptions or estimates, could have a material adverse effect on our financial position and operating results. Improper design and implementation of internal control related to the estimates could result in misstatement of financial reports.
We perform an asset impairment analysis on an annual basis or whenever events occur that may indicate possible existence of impairment. Failure to achieve forecasted operating results, due to weakness in the economic environment or other factors, changes in market conditions and declines in our market capitalization, among other things, could result in impairment of our assets and adversely affect our operating results.
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
As we continue to restructure certain contracts and operating activities related to Beyond Meat Jerky, we may be unable to realize the contemplated benefits in connection with such efforts. We assumed distribution responsibilities for Beyond Meat Jerky in the fourth quarter of 2023. Because this transition is expected to both limit our distribution reach for Beyond Meat Jerky and substantially reduce our total number of U.S. retail distribution outlets, such transition will adversely affect our net revenues from Beyond Meat Jerky sales. If we are unable to successfully transition distribution responsibilities in-house, we may require the engagement of third-party retail product distribution or other partners, which could have an adverse impact on our margin expansion objectives. Furthermore, if consumer demand for Beyond Meat Jerky continues to decrease, or we fail to successfully market, distribute and sell the product, we may not be able to generate significant revenue, which may require the implementation of additional measures, including downsizing or exiting certain operations. The restructuring efforts may require significant attention of our management and other personnel, which would divert resources from our core business or operations. Our failure to successfully accomplish any of the above activities and goals may have a material adverse effect on our net revenues, business, financial condition and results of operations.

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
As of September 30, 2023, we had cash and cash equivalents and restricted cash totaling $232.8 million. Our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, including strategic collaborations. For example, in May 2023, we established our ATM Program, under which we may offer and sell from time to time and at our discretion shares of our common stock having an aggregate offering price of up to $200.0 million pursuant to the Equity Distribution Agreement. Such financing and other potential financings may result in dilution to stockholders, reduction in the market price of our common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, the capital markets may experience extreme volatility and disruption, including rising interest rates and higher borrowing costs, which could make it more difficult for us to raise capital. If we cannot access the capital markets upon favorable terms or at all, it may impact our ability to achieve our goals.
Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among others:
•demand in the plant-based meat category and for our products;
•our rate of revenue growth;
•the results of our review of our global operations and the successful implementation of our ongoing cost-reduction initiatives;
•timing to adjust our supply chain and cost structure in response to material fluctuations in product demand;
•the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets;
•our investment in and build out of our Campus Headquarters, including the timing and success of subleasing excess space at our Campus Headquarters;
•the success of, and expenses associated with, our marketing initiatives;
•our investment in manufacturing and facilities to optimize our manufacturing and production capacity, including underutilization fees, termination fees and exit costs;
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
•variations in product selling prices and costs;
•the timing and success of changes to our pricing architecture within certain channels and the mix of products sold;
•the level of trade and promotional spending to support our products appropriately;
•the expenses associated with our sales force; our management of accounts receivable, inventory, accounts payable and other working capital accounts;
•the impact of foreign currency exchange fluctuations on our cash balances;
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
Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:
•delay, limit, reduce or terminate our manufacturing, research and development activities; or
•delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to generate revenue and achieve profitability.
Our inability to access and employ the cash that collateralizes our outstanding and future letters of credit may impact our liquidity.
As of September 30, 2023, we had $15.3 million in restricted cash, which was comprised of $12.6 million to secure the letter of credit to support the development and leasing of our Campus Headquarters and $2.7 million to secure a letter of credit associated with a new third party contract manufacturer in Europe. Our inability to access and employ the cash that collateralizes our outstanding and future letters of credit may impact our liquidity and could have an adverse impact on our business, operations and financial condition.
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
We are subject to extensive regulations internationally where we manufacture, distribute and/or sell our products. Our products are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, composition and ingredients, storing, labeling, marketing, advertising and distribution of these products. For example, in early 2018, we received an inquiry from Canadian officials about the labeling and composition of products that we export to Canada. We responded promptly to that inquiry, identifying minor formulation changes that we made under Canadian regulations. If regulators determine that the labeling, advertising and/or composition of any of our products is not in compliance with foreign law or regulations, or if we or our co-manufacturers otherwise fail to comply with applicable laws and regulations in foreign jurisdictions where we operate and market products, we could be subject to civil remedies or penalties, such as fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of the products, or refusals to permit the import or export of products, as well as potential criminal sanctions. In places like Mainland China, government inquiries into product labeling and advertising can be prompted by random inspections of our product on the market by local government authorities or complaints by consumers or competitors to the authorities. The consequences of a labeling or advertising violation in China can lead not only to fines from administrative authorities but also to multiple individual consumer lawsuits for nominal damages in the hundreds of dollars each, which can be costly to defend. In addition, enforcement of existing laws and regulations, changes in legal requirements and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. For example, China has recently introduced new regulations on food manufacturing and it may introduce new Food Labeling Supervision Measures that could increase restrictions and require changes to our labels. In addition, with our international operations, we could be adversely affected by violations of the FCPA, and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials or other third parties for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees, contractors or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, cash flows and financial condition.
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
For example, in 2018, the state of Missouri passed a law prohibiting any person engaged in advertising, offering for sale, or sale of food products from misrepresenting a product as meat that is not derived from harvested production livestock or poultry. The state of Missouri Department of Agriculture has clarified its interpretation that products which include prominent disclosure that the product is “made from plants,” or comparable disclosure such as through the use of the phrase “plant-based,” are not misrepresented under the Missouri law. Additional states, including Arkansas, Georgia, Mississippi, Louisiana, Oklahoma, South Dakota and Wyoming, have subsequently passed similar laws, and legislation that would impose specific requirements on the naming of plant-based meat products is currently pending in a number of other states. The United States Congress considered (but did not pass) federal legislation, called the Real MEAT Act, that could require changes to our product labeling and marketing, including identifying products as “imitation” meat products, and that would give USDA certain oversight over the labeling of plant-based meat products. If similar bills gain traction and ultimately become law, we could be required to identify our products as “imitation” in our product labels. Further, the FDA has announced that it is developing guidance on naming plant-based meat alternatives that could impact our naming expectations. Canadian Food and Drug Regulations also provide requirements for “simulated meat” products, including requirements around composition and naming.
In Europe, the Agriculture Committee of the European Parliament proposed in May 2019 to reserve the use of “meat” and meat-related terms and names for products that are manufactured from the edible parts of animals. In October 2020, the European Parliament rejected the adoption of this provision. In the absence of European Union legislation, member states remain free to establish national restrictions on meat-related names. In June 2020, France adopted a law prohibiting names to indicate foodstuffs of animal origin to describe, market or promote foodstuffs containing vegetable proteins. In October 2021, France published a draft implementing decree (the “Contested Decree”) to define, for example, the sanctions in case of non-compliance with the new law, and the Contested Decree went into effect in 2022. We do not believe that the Contested Decree complies with the laws of the EU, in particular the principle of free movement of goods. In July 2022, at the request of a trade association, the French High Administrative Court partially suspended the execution of the Contested Decree, which we believe signals that there are indeed serious doubts as to the lawfulness of the Contested Decree, though the suspension is only partial and temporary until the Court rules on the merits of the case. The Company filed an application for annulment against the Contested Decree and intervened in favor of the trade association in their pending case against the Contested Decree. Several plant-based companies filed voluntary intervention in support of the Company’s case on April 20, 2023. On July 12, 2023, the French High Administrative Court decided to refer the case to the Court of Justice of the European Union ("CJEU"). The CJEU is asked to decide on the lawfulness of the Contested Decree banning “meaty” names for plant-based protein under EU law. The procedure before the CJEU started on August 22, 2023, and the Company filed its submission on October 31, 2023. This procedure will likely take around 15 to 18 months to complete. The judgment of the CJEU will be determinative to whether the Contested Decree’s ban on meat names for plant-based foods is lawful, or not, under EU law. Should the CJEU decide that the ban of the Contested Decree violates EU law, the Company could continue to market in France as-is. However, a decision from the CJEU confirming the lawfulness of the Decree under EU law would impact the Company’s operations in France, and may also trigger similar prohibitions in other EU countries, which could significantly disrupt the Company’s operations.
On August 23, 2023, France published a proposal for a new decree (“New Decree”) replacing the Contested Decree. The New Decree has removed some of the Contested Decree’s most open-ended language, but essentially maintains the prohibition on meaty names for plant-based proteins. The New Decree is now subject to administrative review procedure by the European Commission (the EU’s executive body) and the EU member states other than France. The Company is supporting plant-based protein trade associations against the New Decree. If adopted, the New Decree would replace and abrogate the Contested Decree, making the current proceedings before the CJEU and the pending proceedings before the French High Administrative Court without object. Thus, there is a risk that the Company may need to initiate new proceedings before the French High Administrative Court and the CJEU against the New Decree.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended September 30, 2023, none of the Company or its directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	10-Q	6/12/2019	3.1
3.2	Amended and Restated Bylaws.	8-K	4/11/2023	3.1
4.1	Form of Common Stock Certificate.	S-1/A	3/27/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated as of October 5, 2018, by and among the Registrant and the other parties thereto.	S-1	11/16/2018	4.2
4.3	Description of Registrant’s Securities.	10-K	3/01/2023	4.3
4.4	Indenture, dated as of March 5, 2021, between Beyond Meat, Inc. and U.S. Bank National Association, as trustee.	8-K	3/05/2021	4.1
4.5	Form of certificate representing 0% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.1 to the Form 8-K filed on March 5, 2021).	8-K	3/05/2021	4.1
10.1	Amended form of 2018 Equity Incentive Plan restricted stock unit award agreement.*				X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders' Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

BEYOND MEAT, INC.

Date:	November 9, 2023	By:	/s/ Ethan Brown
Ethan Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2023	By:	/s/ Lubi Kutua
Lubi Kutua
Chief Financial Officer, Treasurer
(Principal Financial Officer)