Form 10-K
period 2023-12-31
BEYOND MEAT, INC.
filed 2024-03-01
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of the registrant’s common stock as reported on the Nasdaq Global Select Market on such date, was $0.8 billion.
As of February 28, 2024, the registrant had 64,677,261 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2023 are incorporated herein by reference in Part III where indicated.

Note Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties concerning the business, products and financial results of Beyond Meat, Inc. (including its subsidiaries unless the context otherwise requires, “Beyond Meat,” “we,” “us,” “our” or the “Company”). We have based these forward-looking statements largely on our current opinions, expectations, beliefs, plans, objectives, assumptions and projections about future events and financial trends affecting the operating results and financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
◦the impact of inflation and higher interest rates across the economy, including higher food, grocery, raw materials, transportation, energy, labor and fuel costs;
◦a continued decrease in demand, and the underlying factors negatively impacting demand, in the plant-based meat category;
◦risks and uncertainties related to certain cost-reduction initiatives, cost structure improvements, workforce reductions and executive leadership changes, and the timing and success of reducing operating expenses and achieving certain financial goals and cash flow positive objectives;
◦the timing and success of narrowing our commercial focus to certain growth opportunities; accelerating activities that prioritize gross margin expansion and cash generation, including as part of our Global Operations Review (as defined below); changes to our pricing architecture within certain channels; and accelerated, cash-accretive inventory reduction initiatives;
◦our ability to successfully execute our Global Operations Review, including the exit or discontinuation of select product lines such as Beyond Meat Jerky; the impact of non-cash charges such as provision for excess and obsolete inventory, accelerated depreciation on planned write-offs and disposals of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; and the continued review of our operations in China;
◦the impact of adverse and uncertain economic and political conditions in the U.S. and international markets, including concerns about the likelihood of an economic recession, downturn or periods of rising or high inflation;
◦reduced consumer confidence and changes in consumer spending, including spending to purchase our products, and negative trends in consumer purchasing patterns due to levels of consumers’ disposable income, credit availability and debt levels, and economic conditions, including due to recessionary and inflationary pressures;
◦our inability to properly manage and ultimately sell our inventory in a timely manner, which could require us to sell our products through liquidation channels at lower prices, write-down or write-off obsolete inventory, or increase inventory provision;
◦any future impairment charges, including due to any future changes in estimates, judgments or assumptions, failure to achieve forecasted operating results, weakness in the economic environment, changes in market conditions and/or declines in our market capitalization;
◦the sufficiency of our cash and cash equivalents to meet our liquidity needs, including estimates of our expenses, future revenues, capital expenditures, capital requirements and our needs for and ability to obtain additional financing, if at all;
i

◦our ability to accurately predict consumer taste preferences, trends and demand and successfully innovate, introduce and commercialize new products and improve existing products such as our new Beyond IV platform, including in new geographic markets;
◦the effects of competitive activity from our market competitors and new market entrants;
◦disruption to, and the impact of uncertainty in, our domestic and international supply chain, including labor shortages and disruption, shipping delays and disruption, and the impact of cyber incidents at suppliers and vendors;
◦our ability to streamline operations and improve cost efficiencies, which could result in the contraction of our business and the implementation of significant cost cutting measures such as further downsizing and exiting certain operations, including product lines, domestically and/or abroad;
◦the impact of uncertainty as a result of doing business in China and Europe, including as a result of our continued review of our operations in China;
◦the volatility of or inability to access the capital markets, including due to macroeconomic factors, our loss of well-known seasoned issuer (“WKSI”) status, geopolitical tensions or the outbreak of hostilities or war—for example, the war in Ukraine and the conflict in Israel, Gaza and surrounding areas;
◦changes in the retail landscape, including our ability to maintain and expand our distribution footprint, the timing, success and level of trade and promotion discounts, our ability to maintain and grow market share and increase household penetration, repeat purchases, buying rates (amount spent per buyer) and purchase frequency, our ability to maintain and increase sales velocity of our products, and the timing and success of the Beyond IV launch;
◦changes in the foodservice landscape, including the timing, success and level of marketing and other financial incentives to assist in the promotion of our products, our ability to maintain and grow market share and attract and retain new foodservice customers or retain existing foodservice customers, and our ability to introduce and sustain offering of our products on menus;
◦the timing and success of distribution expansion and new product introductions, including the timing and success of the Beyond IV launch, in increasing revenues and market share;
◦the timing and success of strategic Quick Service Restaurant (“QSR”) partnership launches and limited time offerings resulting in permanent menu items;
◦foreign currency exchange rate fluctuations;
◦our ability to identify and execute cost-down initiatives intended to improve our profitability;
◦the effectiveness of our business systems and processes;
◦our estimates of the size of our market opportunities and ability to accurately forecast market growth;
◦our ability to effectively optimize our manufacturing and production capacity, and real estate footprint, including consolidating manufacturing facilities and production lines, exiting co-manufacturing arrangements and effectively managing capacity for specific products with shifts in demand;
◦risks associated with underutilization of capacity which could give rise to increased costs per unit, underutilization fees, termination fees and other costs to exit certain supply chain arrangements and product lines, and/or the write-down or write-off of certain equipment and other fixed assets;
◦our ability to accurately forecast our future results of operations and financial goals or targets, including as a result of fluctuations in demand for our products and in the plant-based meat category generally and increased competition;

◦our ability to accurately forecast demand for our products and manage our inventory, including the impact of customer orders ahead of holidays and shelf reset activities, customer and distributor changes and buying patterns, such as reductions in targeted inventory levels, and supply chain and labor disruptions, including due to the impact of cyber incidents at suppliers and vendors;
◦our operational effectiveness and ability to fulfill orders in full and on time;
◦variations in product selling prices and costs, the timing and success of changes to our pricing architecture within certain channels, and the mix of products sold;
◦our ability to successfully enter new geographic markets, manage our international business and comply with any applicable laws and regulations, including risks associated with doing business in foreign countries, substantial investments in our manufacturing operations in China and the Netherlands, and our ability to comply with the U.S. Foreign Corrupt Practices Act (“FCPA”) or other anti-corruption laws;
◦our ability to protect our brand against misinformation about our products and the plant-based meat category, real or perceived quality or health issues with our products, marketing campaigns aimed at generating negative publicity regarding our products and the plant-based meat category, including regarding the nutritional value of our products, and other issues that could adversely affect our brand and reputation;
◦the effects of global outbreaks of pandemics (such as the COVID-19 pandemic), epidemics or other public health crises, or fear of such crises;
◦the success of our marketing initiatives and the ability to maintain and grow our brand awareness, maintain, protect and enhance our brand, attract and retain new customers and maintain and grow our market share, particularly while we are seeking to reduce our operating expenses;
◦our ability to attract, maintain and effectively expand our relationships with key strategic foodservice partners;
◦our ability to attract and retain our suppliers, distributors, co-manufacturers and customers;
◦our ability to procure sufficient high-quality raw materials at competitive prices to manufacture our products;
◦the availability of pea and other proteins and avocado oil that meet our standards;
◦our ability to diversify the protein sources used for our products;
◦our ability to differentiate and continuously create innovative products, respond to competitive innovation and achieve speed-to-market, including the timing and success of the Beyond IV launch;
◦our ability to successfully execute our strategic initiatives;
◦the volatility associated with ingredient, packaging, transportation and other input costs;
◦our ability to keep pace with technological changes impacting the development of our products and implementation of our business needs;
◦significant disruption in, or breach in security of our or our suppliers’ or vendors’ information technology systems, and resultant interruptions in service and any related impact on our reputation, including data privacy, and any potential impact on our supply chain, including on customer demand, order fulfillment and lost sales, and the resulting timing and/or amount of net revenues recognized;
◦the ability of our transportation providers to ship and deliver our products in a timely and cost effective manner;
◦senior management and key personnel changes, the attraction, training and retention of qualified employees and key personnel, and our ability to maintain our company culture;

◦the effects of organizational changes including reductions-in-force and realignment of reporting structures;
◦the success of operations conducted by joint ventures where we share ownership and management of a company with one or more parties who may not have the same goals, strategies or priorities as we do and where we do not receive all of the financial benefit;
◦the impact of the discontinuation of the Beyond Meat Jerky product line;
◦risks related to use of a professional employer organization to administer human resources, payroll and employee benefits functions for certain of our international employees, and use of certain third party service providers for the performance of several business operations including payroll and human capital management services;
◦the impact of potential workplace hazards;
◦the effects of natural or man-made catastrophic or severe weather events, including events brought on by climate change, particularly involving our or any of our co-manufacturers’ manufacturing facilities, our suppliers’ facilities or any other vital aspects of our supply chain;
◦the effectiveness of our internal controls;
◦accounting estimates based on judgment and assumptions that may differ from actual results;
◦the requirements of being a public company and effects of increased administrative costs related to compliance and reporting obligations;
◦risks related to our debt, including our ability to repay our indebtedness, limitations on our cash flow from operations and our ability to satisfy our obligations under the convertible senior notes; our ability to raise the funds necessary to repurchase the convertible senior notes for cash, under certain circumstances, or to pay any cash amounts due upon conversion; provisions in the indenture governing the convertible senior notes delaying or preventing an otherwise beneficial takeover of us; and any adverse impact on our reported financial condition and results from the accounting methods for the convertible senior notes;
◦our ability to meet our obligations under our El Segundo Campus and Innovation Center ("Campus Headquarters") lease (“Campus Lease”), the timing of occupancy and completion of the build-out of our space, cost overruns, delays, the impact of workforce reductions or other cost-reduction initiatives on our space demands, and the timing and success of subleasing, assigning or otherwise transferring excess space at our Campus Headquarters;
◦our ability to meet our obligations under leases for our corporate offices, manufacturing facilities and warehouses, or risks related to excess space capacity under our leases due to workforce reductions or other cost-reduction initiatives;
◦changes in laws and government regulation affecting our business, including the U.S. Food and Drug Administration (“FDA”) and the U.S. Federal Trade Commission (“FTC”) governmental regulation, and state, local and foreign regulation;
◦new or pending legislation, or changes in laws, regulations or policies of governmental agencies or regulators, both in the U.S. and abroad, affecting plant-based meat, the labeling or naming of our products, or our brand name or logo;
◦the failure of acquisitions and other investments to be efficiently integrated and produce the results we anticipate;
◦risks inherent in investment in real estate;
◦adverse developments affecting the financial services industry;

◦the financial condition of, and our relationships with our suppliers, co-manufacturers, distributors, retailers, and foodservice customers, and their future decisions regarding their relationships with us;
◦our ability and the ability of our suppliers and co-manufacturers to comply with food safety, environmental or other laws or regulations and the impact of any non-compliance on our operations, brand reputation and ability to fulfill customer orders in full and on time;
◦seasonality, including increased levels of grilling activity and higher levels of purchasing by customers ahead of holidays, customer shelf reset activity and the timing of product restocking by our retail customers;
◦the impact of increased scrutiny from a variety of stakeholders, institutional investors and governmental bodies on environmental, social and governance (“ESG”) practices, including expanding mandatory and voluntary reporting, diligence and disclosure on ESG matters;
◦the outcomes of legal or administrative proceedings, or new legal or administrative proceedings filed against us;
◦our, our suppliers’ and our co-manufacturers’ ability to protect our proprietary technology, intellectual property and trade secrets adequately;
◦the impact of tariffs and trade wars;
◦the impact of changes in tax laws; and
◦the risks discussed in Part I, Item 1A, Risk Factors, and elsewhere in this report, and those discussed in other documents we file from time to time with the Securities and Exchange Commission (“SEC”).
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
This report also contains estimates and other statistical data obtained from independent parties and by us relating to market size and growth and other data about our industry and ultimate consumers. The number of retail and foodservice outlets where Beyond Meat branded products are available was derived from rolling 52- week data as of December 2023 and excludes outlets unique to Beyond Meat Jerky. As of December 2023, total U.S. retail outlets unique to Beyond Meat Jerky were approximately 44,000 on a rolling 52-week basis, or approximately 2,300 on a rolling 12-week basis. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates and data. In 2023, we continued the process of renegotiating certain contracts and changing operating activities related to Beyond Meat Jerky and assumed distribution responsibilities for Beyond Meat Jerky in the fourth quarter of 2023. In 2023, as part of our Global Operations Review, we made the decision to discontinue the Beyond Meat Jerky product line.
All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date of this report. You should not put undue reliance on any forward-looking statements. We assume no
v

obligation to publicly update or revise any forward-looking statements because of new information, future events, changes in assumptions or otherwise, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
“Beyond Meat,” “Beyond Burger,” “Beyond Beef,” “Beyond Sausage,” “Beyond Breakfast Sausage,” “Beyond Meatballs,” “Beyond Chicken,” “Beyond Fried Chicken,” “Beyond Popcorn Chicken,” “Beyond Steak,” the Caped Steer Logo, “Go Beyond,” “Cookout Classic,” “The Future of Protein,” “The Future of Protein Beyond Meat” and design, and “Eat What You Love” are registered or pending trademarks of Beyond Meat, Inc. in the United States and, in some cases, in certain other countries. All other brand names or trademarks appearing in this report are the property of their respective holders. Solely for convenience, the trademarks and trade names contained herein are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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
Our flagship product is the Beyond Burger, designed to look, cook and taste like a traditional beef burger. We also sell a range of other plant-based meat products, including Beyond Sausage, Beyond Beef, Beyond Meatballs, Beyond Breakfast Sausage Patties, Beyond Breakfast Sausage Links, Beyond Beef Crumbles, Beyond Italian Sausage Crumbles, Beyond Chicken Tenders, Beyond Steak, Beyond Popcorn Chicken, Beyond Chicken Nuggets and the recently announced Beyond IV generation of products scheduled for launch in the spring of 2024 in the U.S. retail channel. All of our products are made from simple ingredients without GMOs, no added hormones or antibiotics, and 0 mg of cholesterol per serving. As of December 2023, all of our U.S. retail products are certified Kosher and Halal. We are focused on making our products nutritionally dense, with minimal negative attributes relative to their animal protein alternatives.
As of December 2023, Beyond Meat branded products were available at approximately 133,000 retail and foodservice outlets in more than 65 countries worldwide, across mainstream grocery, mass merchandiser, club store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools. The number of retail and foodservice outlets where Beyond Meat branded products are available was derived from rolling 52-week data as of December 2023 and excludes approximately 44,000 U.S. retail outlets unique to Beyond Meat Jerky or 2,300 outlets on a rolling 12-week basis. In 2023, we continued the process of renegotiating certain contracts and changing operating activities related to Beyond Meat Jerky and assumed distribution responsibilities for Beyond Meat Jerky in the fourth quarter of 2023. As part of our Global Operations Review, we made the decision to discontinue the Beyond Meat Jerky product line.
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
Cost Down Strategy
A key component of achieving our long-term business strategy is to drive the cost of our products down over time, with the aspiration to eventually price at parity with animal-based protein. In response to the current difficult environment and the negative impact of certain factors on our business and the overall plant-based meat category, beginning in 2022 we pivoted our focus toward sustainable long-term growth supported by three pillars: (1) driving margin recovery and operating expense reduction through the implementation of lean value streams across our beef, pork and poultry platforms; (2) inventory reduction and cash flow generation through more efficient inventory management; and (3) focusing on near-term retail and foodservice growth drivers while supporting strategic key long-term partners and opportunities. For clarity, lean value streams represent organizing our teams and operational approach in such a way that increases cross-functional collaboration, transparency and ownership of key business processes and initiatives, with an overarching objective of eliminating waste throughout our organization. We believe, if implemented effectively, the use of a lean value stream approach could drive faster speed-to-market of new product launches, which in turn could accelerate our sales growth, boost our cost of goods sold reduction and gross margin expansion efforts and enable further operating expense reductions, among others.
Based on cost reduction initiatives intended to reduce operating expenses, in August 2022 and October 2022, we implemented reductions in force affecting approximately 4% and 19%, respectively, of our global workforce. To further reduce operating expenses, in November 2023, we announced that we were initiating a review of our global operations (the “Global Operations Review”), narrowing our commercial focus to certain growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. These efforts may include the discontinuation of select product lines such as Beyond Meat Jerky; changes to our pricing architecture within certain channels, including our current plan to increase the prices of certain of our products; accelerated, cash-accretive inventory reduction initiatives; further optimization of our manufacturing capacity and real estate footprint and the continued review of our operations in China. As part of this review, in November 2023, we implemented a reduction in force affecting approximately 8% of our global workforce.
Our Long-Term Growth Strategy
In the long-term, we intend to continue to do the following:
•Pursue Top-line Growth Across our Distribution Channels
We continue to believe that there is a significant opportunity over time to expand our retail and foodservice footprint through distribution expansion, continued innovation and commercialization of new products, increased penetration across channels and into other areas of the retail footprint. We believe increased distribution with a global focus will lead to growing consumer awareness and demand for nutritious, convenient and high protein plant-based foods around the world, leading to an increase in the overall size of the plant-based meat category as more consumers shift their diets away from animal-based proteins.
•Invest in Infrastructure and Capabilities
We are continually reviewing opportunities to optimize our manufacturing capacity across our network, including identifying opportunities to increase overall equipment effectiveness, leverage our internal manufacturing and co-manufacturer network, and invest in new processes and business management systems to increase automation, improve operating efficiency and enable greater scalability.
•Expand Our Product Offerings
The success of our products over the past several years supports our belief that, despite a softness in the plant-based meat category over the last two years, there will continue to be significant demand for additional plant-based meat products in the long-term. We intend to strengthen our product offerings by improving the formulations for our existing portfolio of products, including the new Beyond IV platform, and by creating new products that expand the portfolio. We are continually refining our products to improve their taste, texture, aroma, appearance and nutrition profile. In addition, we are committed to investing in research and development to continue to innovate within our core plant-based platforms of beef, pork and poultry to create exciting new product lines and improve the formulations for our existing portfolio of products from a taste and nutrition standpoint.
In the spring of 2024, we intend to launch the Beyond IV generation of products in the U.S. retail channel. The Beyond Burger and Beef IV generation of products will feature a new protein blend including pea, rice, faba, and lentil proteins as well as a new oil system featuring avocado oil. This revolutionary product is expected to feature 60% less saturated fat and 20% less sodium than the current Beyond Burger 3.0. These products are Clean Label Project certified, the first plant-based meat product to receive this certification.
•Continue to Grow Our Brand
We intend to continue to develop and preserve our brand and increase awareness of Beyond Meat including an increased focus on improving the health perception of Beyond Meat products with our core consumer groups. We intend to accomplish this with an intentional focus on improving our products, working with trusted leaders within nutrition and medicine, and partnering with organizations like the American Heart Association, American Cancer Society, and the American Diabetes Association. We also plan to continue to further drive awareness and relevance of Beyond Meat products with a large scale audience and create relevant content with our network of celebrities, influencers and brand ambassadors, who have successfully built significant brand awareness for us by supporting our mission and products and incorporating Beyond Meat into their daily lifestyle.
Our Products
We sell a range of plant-based meat products across our three core platforms of beef, pork and poultry. Depending on the product and channel, they are offered in ready-to-cook, ready-to-heat or shelf-stable formats. Our products cover an entire day’s menu planning, from breakfast to dinner and snacking in between.
Our beef platform products contain protein primarily derived from one or a combination of pea protein, rice protein, faba bean protein, wheat gluten and mung bean protein. Our latest introductions—Beyond Burger IV and Beyond Beef IV—scheduled to be introduced nationwide in spring 2024, are made with avocado oil and are expected to have 21g of protein per serving, a simplified ingredient list, 60% less saturated fat and 20% less sodium compared to the current Beyond 3.0 and continue with the tradition of no cholesterol, no added antibiotics or hormones, and no GMOS.
Our pork platform consists of our line of products that are intended to mimic animal-based pork in its various merchandised forms, including dinner sausage links, breakfast sausage patties and links, and ground pork, among others. Our primary products under our pork platform include Beyond Sausage, Beyond Breakfast Sausage Patties, Beyond Breakfast Sausage Links, and Beyond Sausage Crumbles. The protein content of our pork platform products is primarily derived from one or a combination of pea protein, rice protein and soy protein.
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
Customers
Since the success of the Beyond Burger, we have created a strong presence at leading food retailers across the United States and abroad. As of December 2023, Beyond Meat branded products were available in approximately 32,000 retail outlets in the United States, excluding outlets unique to Beyond Meat Jerky, and 36,000 retail outlets internationally.
We remain focused on expanding our partnerships with foodservice customers over time, including large full-service restaurant (“FSR”) and QSR customers in the United States and abroad. As of December 2023, Beyond Meat branded products were available in approximately 43,000 foodservice outlets in the United States and 34,000 foodservice outlets internationally.
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
In each of 2023 and 2022, DOT Foods, Inc. (“DOT”) accounted for approximately 12% of our gross revenues. In 2021, DOT and Zandbergen WFM accounted for approximately 12% and 11% of our gross revenues, respectively. No other distributor or customer accounted for more than 10% of our gross revenues in 2023, 2022 or 2021.
Our Supply Chain
•Sourcing and Suppliers
The principal ingredient used to manufacture our products is pea protein. We procure the raw materials for our woven protein from a number of different suppliers. Although most of the raw materials we require are typically readily available from multiple sources, we currently have a limited number of suppliers for the pea protein used in our products.
•Supply Agreements
We have a multi-year sales agreement with Roquette Frères (“Roquette”) for the supply of pea protein which expires on December 31, 2025. We are obligated to purchase certain minimum annual amounts as specified in the agreement. We continually seek additional sources of pea protein and other plant-based protein for our products that meet our criteria.
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
Manufacturing
As the first step in our manufacturing process a dry blend containing our plant protein is combined within our manufacturing facilities. The dry blend then enters our extruder, where both water and steam are added. We then use a combination of heating, cooling and variations of pressure to weave together the proteins into an architecture that mimics the texture and muscle structure of animal meat. The formed woven protein is used as the basis of all our products. Next, internally or through our co-manufacturers, we further process the woven protein by combining flavorings and other ingredients, after which the final packaged product is then shipped to distributors or direct to customers. In order to sustain the quality of our products, we have implemented a “define, measure, analyze, improve and control,” or DMAIC, approach to improve, optimize and stabilize our processes and design.
We depend on co-manufacturers for the manufacturing of some of our products. As of December 31, 2023, our co-manufacturers are currently in various locations throughout the United States, Germany, the Netherlands and China. We continue to explore further optimization of our production capabilities domestically and abroad to produce our woven proteins, blends of flavor systems and binding systems, and finished goods.
Quality Control
In-process quality checks are performed throughout the manufacturing process, including temperature, physical dimensions and weight. We provide specific instructions to customers and consumers for storing and cooking our products. The majority of our products are transported and stored frozen. Frozen products such as Beyond Beef Crumbles, Beyond Breakfast Sausage Patties, Beyond Steak and Beyond Chicken products are intended to be prepared from their frozen state, with cooking instructions printed on all packaging.
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
Distribution
From our internal manufacturing or co-manufacturing facilities, products are transferred by third party logistics providers to cold storage facilities or are directly shipped to the customer. International shipments are also handled by third party logistics providers and in some instances are organized directly by the customer.
At present, we manage shipments through Manhattan Active Transportation Management System (TMS) and FourKites for real-time shipment tracking and visibility to coordinate our supply chain through to final distribution.
Order Fulfillment
Our customer service and logistics functions are responsible for customer-facing activities, order management, customer logistics, 3PL leadership and intra-company distribution. We utilize Oracle NetSuite ERP, Palantir and integration with our 3PL Cloud interface platforms for these processes. Customer orders are principally transmitted via electronic data interface, or EDI, but may be processed manually if necessary. Orders are accepted in NetSuite, reviewed for accuracy and fulfillment plans are developed. When fulfillment plans are ready, orders are tendered to third party carriers via Manhattan TMS. Metrics for the Customer Service and Logistics team include order fill rates, on-time delivery, customer scorecards as needed and cost leadership. We have agreements with third party service providers for all of our shipping needs.
Sales and In-Store Activation
•Sales
As of December 31, 2023, our sales team is organized into four divisions: retail, foodservice, international and strategic partnerships. Additionally, we have strong support functions with Category Management, Consumer Insights and Analytics, Customer Service and Marketing. The sales team has an extensive range of experience from leading CPG, natural food, meat and plant-based meat companies. It works in close coordination with a network of global broker and distributor partners that gives us the expertise and access to accounts and markets across key global markets in an efficient and scalable fashion as we continue to seek to grow our footprint and sales globally.
•Brand Marketing
The primary means by which we have driven consumer awareness of our products is via social and digital media, PR, retail and foodservice shopper marketing, ambassador and influencer activations, paid media and strategic partnerships. Our marketing strategy focuses on driving awareness all the way through to purchase and loyalty.
We maintain active social media platforms such as Facebook, Instagram, LinkedIn, Threads, TikTok, X (formerly Twitter) and YouTube to build awareness, share news, reach new audiences and engage with our consumers. These platforms allow us to engage with our consumers and directly reach target demographics such as millennials and “Generation Z.” We also leverage our first party data to distribute brand information and news, foster loyalty through unique offers and share recipe content to drive everyday consumption.
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
In 2023, we continued to deploy targeted brand campaigns to build awareness, reach new users and drive conversion. Our paid digital initiatives included social, programmatic, podcasts, out-of-home, online video, connected TV, and digital offers and rewards.
Competition
We operate in a highly competitive environment. We believe that we compete with both conventional animal-protein companies, such as Cargill, Hormel, JBS, Perdue Foods and Tyson, and also plant-based meat brands, including brands affiliated with conventional animal-protein companies and other large food operators, such as Alpha Foods, Boca Foods (Kraft Heinz), Lightlife and Field Roast (Maple Leaf Foods), Gardein (Conagra), Hungry Planet, Inc., Impossible Foods, Incogmeato/Morningstar Farms (Kellanova), Moving Mountains, Omnipork (OmniFoods), Tofurky, Sweet Earth and Awesome Burger (Nestlé S.A.), Raised & Rooted (Tyson), Happy Little Plants (Hormel), Sysco’s Simply Plant-Based Meatless Burger, The Not Company and Vegetarian Butcher (Unilever). Additionally, a number of U.S. and international companies are working on developing lab-grown or “clean meat,” an animal-protein product cultivated from cells taken from animals, which could have a similar appeal to consumers as plant-based products.
We believe the principal competitive factors in our industry are:
• taste;
• price and promotion tactics;
◦nutritional profile;
• ingredients;
• texture;
• ease of integration into the consumer diet;

• low-carbohydrate, low-sugar, high fiber and protein;
• lack of cholesterol and GMOs;
• convenience;
• versatility;
• brand awareness and loyalty among consumers;
• media spending;
• product variety and packaging;
• access to major retailer shelf space and retail locations;
• access to major foodservice outlets and integration into menus;
• innovation; and
• intellectual property protection.
We believe we compete effectively with respect to each of these factors. However, many companies in our industry have substantially greater financial resources, more comprehensive product lines, broader market presence, longer standing relationships with distributors and suppliers, longer operating histories, greater production, commercialization and distribution capabilities, and greater marketing resources than we have.
Research and Development
At Beyond Meat, the Research and Development (R&D) team is the driving force behind the development of our groundbreaking plant-based meat products. Operating from our Innovation Center located at our Campus Headquarters, our in-house R&D team includes scientists, engineers, researchers, technicians and chefs. In every project they undertake, our R&D team is deeply committed to pioneering the future of food, with a goal of producing plant-based meat alternatives indistinguishable from their animal-based counterparts in taste, texture, and nutrition.
Our R&D efforts have resulted in several industry-first innovations that have not only established new benchmarks in the plant-based meat sector but also significantly contributed to our brand's reputation as an industry leader. To ensure we maintain our competitive advantage, we implement rigorous measures to protect our intellectual property, which forms the cornerstone of our innovative edge.
The Beyond Meat Rapid and Relentless Innovation Program defines our systematic and strategic approach to product development. It is a comprehensive framework that integrates the various stages of the innovation lifecycle – ideation, prototype development, testing, refinement and commercialization. Within this framework, each functional team is assigned specific responsibilities and held accountable for their contributions. This structured process ensures that there are clear deliverables at each stage, facilitating a seamless flow from conception to market launch.
Our R&D endeavors are not limited to product innovation alone. We are equally focused on improving our manufacturing processes and quality control measures. We continuously explore new technologies and methodologies that can improve the efficiency and sustainability of our production lines, with a goal of reducing waste, cost and speed-to-market.

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
The success and brand equity of our existing product lineup serves as a strong foundation, enabling us to continuously introduce improved versions of our current offerings and launch new, groundbreaking products. In the spring of 2024, we intend to launch the Beyond IV generation of products in the U.S. retail channel. The Beyond Burger and Beef IV generation of products will feature a new protein blend including pea, rice, faba and lentil proteins as well as a new oil system featuring avocado oil. This revolutionary product is expected to feature 60% less saturated fat and 20% less sodium than the current Beyond Burger 3.0. These products are Clean Label Project certified, the first plant-based meat products to receive this certification. Whether new innovation or renovation, all of our product development efforts are driven by a pursuit of excellence, a deep understanding of evolving consumer preferences, and a strong commitment to health.
On January 25, 2021, we entered into the Planet Partnership (“TPP”), a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. In 2023, we continued the process of renegotiating certain contracts and changing operating activities related to Beyond Meat Jerky and assumed the distribution responsibilities for Beyond Meat Jerky in the fourth quarter of 2023. As part of our Global Operations Review, we made the decision to discontinue the Beyond Meat Jerky product line.
Seasonality
Generally, we expect to experience greater demand for certain of our products during the U.S. summer grilling season. In 2023, 2022 and 2021, U.S. retail channel net revenues during the second quarter were 10%, 16% and 21% higher than the first quarter, respectively. While we expected to continue to see additional seasonality effects in 2023, as compared to 2022 and 2021, we saw more muted effects from seasonality in the third and fourth quarters of 2023 as compared to the prior-year period and the second quarter of 2023, primarily reflecting weak category demand and pricing actions. In general, any historical effects of seasonality have been more pronounced within our U.S. retail channel, with revenue contribution from this channel generally tending to be greater in the second and third quarters of the year, driven by increased levels of grilling activity, higher levels of purchasing by customers ahead of holidays, the impact of customer shelf reset activity and the timing of product restocking by our retail customers. In an environment of heightened uncertainty from recessionary and inflationary pressures, prolonged weakness in the plant-based meat category, competition and other factors impacting our business, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.
Environmental, Social and Governance
As a disruptive leader in the food industry, we have established ourselves as a leading producer of plant-based meat products that we believe deliver a reduced environmental footprint and mitigate the social and welfare issues associated with the conventional production and consumption of animal protein. In order to continue that work and position us as a leader in the integration of environmental and social change, we have committed to developing a comprehensive ESG program.
As part of the development of our ESG program, we have conducted a materiality analysis to determine which ESG issues are relevant to our business (the “ESG Materiality Analysis”). The term “materiality analysis” is common in the discussion of such assessments; however, the ESG Materiality Analysis was not designed to identify “material” issues for the purposes of financial reporting, or as defined by the securities laws of the United States. While the environmental impacts of our products, climate change management, the safety and quality of the products we produce and how we manage our supply chain were all identified as priority topics in our ESG Materiality Analysis, our discussion of these and other ESG matters herein or elsewhere may include information that is not necessarily “material” for SEC reporting purposes, and is informed by various ESG standards and frameworks (including standards for the measurement of underlying data), and the interests of various stakeholders. Much of this information is subject to assumptions, estimates or third party information that is still evolving and subject to change. For example, our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable government policies or other factors, some of which may be beyond our control. We continue to work on leveraging the ESG Materiality Analysis to inform our strategy and actions under our commitment to promoting responsible and sustainable business practices within our organization.
Our focus areas for impact include:
•human health;
•climate change;
•natural resource conservation; and
•animal welfare

In 2023, we released Beyond Meat’s 2022 ESG Report (the “2022 ESG Report”) and, under a study we commissioned, an updated panel-reviewed life cycle assessment to estimate the environmental impact from cradle-to-distribution of our Beyond Burger 3.0 (the “LCA”). The 2022 ESG Report discusses our approach to ESG, our products, environment, supply chain responsibility, our people and governance. The LCA updates a previous life cycle assessment of the original Beyond Burger 1.0 and estimates that the Beyond Burger 3.0 generates 90% less greenhouse gases, requires 37% less non-renewable energy, requires 97% less land use and consumes 97% less water than a ¼ pound industry average beef patty produced in the United States. The information in the 2022 ESG Report or the LCA is not incorporated by reference into this report or any other report or document we file with the SEC.
Human Capital Resources
•Employees
As of December 31, 2023, we had 686 full-time employees and 63 contract workers. None of our employees is represented by a labor union. We have never experienced a labor-related work stoppage.
•Diversity and Inclusion
We value the unique talent and merit that derive from diverse backgrounds and experience. We aspire to engender and affirm equity and inclusion through a purposeful investment in qualified individuals from an array of different communities. We believe our company culture thrives when different perspectives and ideas inform our strategic goals to innovate and deliver to customers of every socio-economic background. We recognize that representation and collaboration are vital components to address the challenges that face our planet. We have developed a framework of guiding principles that set the foundation for sustainable Diversity, Equity and Inclusion practices by reducing subjectivity and biases via data-driven decisions and promoting shared ownership for inclusive behaviors and actions across the organization. In addition, we are actively working on our diversity and inclusion roadmap, which focuses on four pillars: Workplace Inclusion, Employee Experience, Equitable Brand and Community.

•Mission, Culture and Engagement
Everything we do is powered by our mission and core values and our corporate culture reflects that. As a result, we enjoy a highly motivated and skilled workforce committed to our mission and our company. We believe we have a unique culture which promotes employee engagement. Our employees are driven by our mission which promotes collaboration and innovation. We promote employee engagement by organizing various employee activities that are aligned with our mission, including our weekly “Coffee Talk,” a forum for employee engagement with leadership.
•Total Rewards and Pay Philosophy
We strive to attract and retain diverse, high-caliber employees who raise the talent bar by offering competitive compensation and benefit packages, regardless of their gender identity, race, age, perspective or other personal characteristics. We regularly review and survey our compensation and benefit programs against the market to strive to provide fair and equitable pay. We provide employee salaries that we believe are competitive and consider factors such as an employee’s role and experience, the location of their job and their performance.
We also review our compensation practices, both in terms of our overall workforce and individual employees, in furtherance of our commitment to provide fair and equitable pay. In addition to our competitive salaries, to enhance our employees’ sense of participation in the company and to further align their interests with those of our stockholders, we offer equity to all of our salaried employees.
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
We believe our intellectual property has substantial value and has contributed significantly to our business. As of December 31, 2023, we had three issued patents in the United States, ten issued patents outside the United States (U.K., Indonesia, Canada, China, Chile, Israel (two), Brazil, Japan and Australia), one pending patent application in the United States, five pending international patent applications and two provisional patent applications.

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
Government Regulation
Along with our co-manufacturers, brokers, distributors and suppliers, we are subject to extensive laws and regulations in the United States by federal, state and local government authorities and in Canada, the European Union, the United Kingdom, China and other jurisdictions by foreign authorities. In the United States, the primary federal agencies governing the manufacture, distribution, labeling and advertising of our products are the FDA and the FTC, and foreign regulatory authorities include Health Canada or the Canadian Food Inspection Agency (“CFIA”) and the authorities of the EU or the EU member states. Under various federal statutes and implementing regulations and foreign requirements, these agencies, among other things, prescribe the requirements and establish the standards for quality and safety and regulate our product composition, ingredients, manufacturing, labeling and other marketing and advertising to consumers. Among other things, the facilities in which our products and ingredients are manufactured must register with the FDA and any other relevant authorities based on location, comply with current good manufacturing practices, or cGMPs, and comply with a range of food safety requirements established by and implemented under the Food Safety Modernization Act of 2011 and applicable foreign food safety and manufacturing requirements. Federal, state, and foreign regulators have the authority to inspect our facilities to evaluate compliance with applicable requirements. Federal, state, and foreign regulatory authorities also require that certain nutrition and product information appear on our product labels and, more generally, that our labels and labeling be truthful and non-misleading and that our marketing and advertising be truthful, non-misleading and not deceptive to consumers. We are also restricted from making certain types of claims about our products, including for example, in the United States, nutrient content claims, health claims, and claims regarding the effects of our products on any structure or function of the body, whether express or implied, unless we satisfy certain regulatory requirements.
In addition, the United States Congress recently considered (but did not pass) federal legislation, called the Real MEAT Act, that could require changes to our product labeling and marketing, including identifying products as “imitation” meat products.
In addition to federal regulatory requirements in the United States, certain states impose their own manufacturing and labeling requirements. For example, every state in which our products are manufactured requires facility registration with the relevant state food safety agency, and those facilities are subject to state inspection as well as federal inspection. Further, states can impose state-specific labeling requirements. For example, in 2018, the state of Missouri passed a law that prohibits any person engaged in advertising, offering for sale, or sale of food products from misrepresenting products as meat that are not derived from harvested production livestock or poultry. The state of Missouri Department of Agriculture has clarified its interpretation that products which include prominent disclosure that the product is “made from plants,” or comparable disclosure such as through the use of the phrase “plant-based,” are not misrepresented under Missouri law. Additional states, including Arkansas, Georgia, Mississippi, Louisiana, Oklahoma, South Dakota and Wyoming, have subsequently passed similar laws, and legislation that would impose specific requirements on the naming of plant-based meat products is currently pending in a number of other states, including Arizona. We believe that our products are manufactured and labeled in material compliance with existing state requirements, including the 2018 Missouri law, and pay close attention to any developments at the state or federal level that could apply to our products and our labeling claims.
We are also subject to the laws of Australia, Canada, Hong Kong, Israel, China, the European Union (and individual member countries) and the United Kingdom, among others, and requirements specific to those jurisdictions could impose additional manufacturing or labeling requirements or restrictions. For example, in Europe, the Agriculture Committee of the European Parliament proposed in May 2019 to reserve the use of “meat” and meat-related terms and names for products that are manufactured from the edible parts of animals. In October 2020, the European Parliament rejected the adoption of this provision. In the absence of European Union legislation, Member States remain free to establish national restrictions on meat-related names. In October 2021, France published a draft implementing decree (the “Decree”), to define, for example, the sanctions in case of non-compliance with the new law. The Decree was published on June 29, 2022, and entered into force on October 1, 2022. We do not believe that the Decree complied with the laws of the European Union, in particular the principle of free movement of goods. On July 27, 2022, at the request of a trade association, the French High Administrative Court partially suspended the execution of the Decree. This signals that there are indeed serious doubts as to the lawfulness of the Decree, though the suspension is only partial and temporary until the Court rules on the merits of the case. We also note that this prohibition had not been appropriately notified to the European Commission, and that as a result, the prohibition was, in principle, non-enforceable. On July 12, 2023, the French High Administrative Court issued an intermediate judgment in the proceedings against the French meaty names ban. The Court held that there are a number of difficulties interpreting EU law which will be decisive for the resolution of the case. For that reason, the French High Administrative Court referred the case to the CJEU, which is the highest court in the EU and can issue a legally binding interpretation of EU law valid in all 27 EU member states, including France. The French High Administrative Court is bound to follow judgments of the CJEU. The procedure before the CJEU started on August 22, 2023, and the Company filed its submission on October 31, 2023. On January 15, 2024, the Court closed the written procedure. The period to request an oral hearing closed on February 5, 2024, and the CJEU must now decide whether an oral hearing is necessary in these proceedings. However, the procedure has become without object following the adoption of a new decree (the “New Decree”) on February 26, 2024, which repealed the Decree. The judgment of the CJEU would have been determinative as to whether the Decree’s ban on meat names for plant-based foods was lawful, or not, under EU law. The judgment of the CJEU would have also set a precedent on the naming of plant-based foods for all other EU member states, which would have significantly disrupted or facilitated the operations of the Company and the entire plant-based protein industry in France and across the EU. The New Decree essentially maintains the prohibition of meaty names for plant-based protein products. Now that the Decree has been repealed, the Company or the plant-based protein trade associations may need to initiate new proceedings against the New Decree. Separately, in October 2021, the Turkish authorities challenged the use of the Caped Longhorn superhero logo, as well as the name “Beyond Meat,” alleging that the consumer is misled as to the characteristics of our products. The local distributor has made a submission that this is an unlawful restriction under the EU-Turkey Free Trade Agreement. In December 2021, the Turkish authorities rejected this submission, and held that references to “plant-based” in combination with “meat” would mislead the consumer. In December 2023, Italy adopted a law prohibiting names to indicate foodstuffs of animal origin to describe, market or promote foodstuffs containing vegetable proteins, following the French example. Also in December 2023, Poland published a draft decree banning the use of meaty names to designate plant-based products. Beyond Meat is actively monitoring these developments, but if adopted, they may require it to change its labeling and advertising.
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
Investors and others should note that Beyond Meat routinely announces material information to investors and the marketplace using SEC filings, press releases, public conference calls, webcasts and the Beyond Meat Investor Relations website. We also intend to use certain social media channels as a means of disclosing information about us and our products to consumers, our customers, investors and the public (e.g., @BeyondMeat, #BeyondBurger and #GoBeyond on Facebook, Instagram, Threads and X (formerly, Twitter), and @BeyondMeatOfficial on TikTok). The information posted on social media channels is not incorporated by reference in this report or in any other report or document we file with the SEC. While not all of the information that the Company posts to the Beyond Meat Investor Relations website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, the Company encourages investors, the media, and others interested in Beyond Meat to review the information that it shares at the “Investors” link located at the bottom of our webpage at https://investors.beyondmeat.com/investor-relations and to sign up for and regularly follow our social media accounts. Users may automatically receive email alerts and other information about the Company when enrolling an email address by visiting "Request Email Alerts" in the "Investors" section of Beyond Meat’s website at www.investors.beyondmeat.com/investor-relations.
ITEM 1A. RISK FACTORS.
Risk Factor Summary

We are providing the following summary of the risk factors contained in this report to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors immediately following this summary as well as the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Note Regarding Forward-Looking Statements,” and our consolidated financial statements and related notes, before deciding whether to invest in shares of our common stock. The risks and uncertainties described in this report may not be the only ones we face. If any of the risks actually occurs, our business, financial condition, operating results, cash flows and prospects could be materially and adversely affected. In this case, the trading price of our common stock would likely decline and you might lose part or all of your investment in our common stock. These risks and uncertainties include, but are not limited to, the following:

•Risks Related to Our Business, such as, adverse and uncertain economic and political conditions in the U.S. and international markets, including concerns about the likelihood of an economic recession, downturn, periods of rising or high inflation or economic uncertainty; risks associated with inflationary price pressures including the effects of higher interest rates; reduced consumer confidence and changes in consumer spending and negative trends in consumer purchasing patterns; our history of losses and ability to achieve or sustain profitability; a continued decrease in demand, and the underlying factors negatively impacting demand in the plant-based meat category; our cost-reduction initiatives, cost structure improvements, workforce reductions and executive leadership changes, and the timing and success of reducing operating expenses and achieving certain financial goals and cash flow positive objectives; the timing and success of narrowing our commercial focus to certain growth opportunities; accelerating activities that prioritize gross margin expansion and cash generation, including as part of our Global Operations Review; changes to our pricing architecture within certain channels; and accelerated, cash-accretive inventory reduction initiatives; our ability to successfully execute our Global Operations Review, including the exit or discontinuation of select product lines such as Beyond Meat Jerky, further optimization of our manufacturing capacity and real estate footprint, and the continued review of our operations in China; the substantial non-cash impacts resulting from our Global Operations Review; our ability to accurately forecast demand for our products; our ability to utilize our capacity efficiently or accurately plan our capacity requirements; our ability to sell our inventory in a timely manner which may require us to sell our products through liquidation channels at lower prices, write-down or write-off obsolete inventory, or increase inventory provision; our ability to forecast future results of operations and financial goals or targets; our reliance on a limited number of third party suppliers and our ability to procure sufficient high quality raw materials; disruptions to our supply chain; limited availability of pea protein that meets our standards; our limited number of distributors; consolidation of customers, loss of a significant customer or our inability to acquire new customers; loss of one or more of our co-manufacturers; damage or disruption at our internal or co-manufacturing facilities; difficulties expanding into new markets; slow, declining or negative revenue growth rates; revenue and earnings fluctuations; seasonal fluctuations; delays in product delivery by third party transportation providers; failure to retain our senior management and attract and retain employees; use of professional employer organizations to employ certain of our international employees; failure of acquisitions or investments to be efficiently integrated; our ESG practices and reporting of such matters; accounting estimate risks; risks from changes in estimating judgments and assumptions used in the preparation of financial statements in accordance with GAAP or any future impairment charges; technological changes that might impact our products and/or business; and risks stemming from workplace accidents or safety incidents.
•Risks Related to Our Products, such as, incidents of food safety and food-borne illnesses or advertising or product misbranding; reduction in sales of the Beyond Burger; changing consumer preferences; failure to introduce new products or successfully improve existing products; our ability to accurately predict consumer taste preferences and respond quickly to new trends; risks related to planned price increases of our products and volatility of ingredient and packaging costs.
•Risks Related to Our Industry and Brand, such as, increased competition in our market and new market entrants; general softness in the plant-based meat category; harm to our brand or reputation due to real or perceived quality or health issues with our products; and failure to develop and maintain our brand.
•Risks Related to Our International Operations, such as, business, regulatory, political, financial and economic risks of doing business in China and Europe, including as a result of the continued review of our operations in China; foreign exchange rate fluctuations; and potential violations of the FCPA and other anti-corruption laws.
•Risks Related to Our Investments, such as, our manufacturing operations in China and the Netherlands; our ownership of real property; and the operations of and participation in joint ventures, including the discontinuation of the Beyond Meat Jerky product line.

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
•Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital, such as, delays or cost overruns associated with the build out of our new Campus Headquarters and the impact of workforce reductions or other cost-reduction initiatives on our space demands; our ability to sublease, assign or otherwise transfer excess space; failure to meet our significant lease obligations or risks related to excess space capacity under our leases due to workforce reductions or other cost-reduction initiatives; risks related to our convertible senior notes; inability to access restricted cash that collateralizes letters of credit; sufficiency of our cash and cash equivalents to meet our liquidity needs; and failure to obtain additional financing or access capital markets to achieve our goals.
•Risks Related to the Environment, Climate and Weather, such as, a major natural disaster or severe weather event in areas where our internal or co-manufacturing facilities are located; and negative effects from climate changes.
•Risks Related to Being a Public Company, such as, the effectiveness of our internal controls; limitations in our internal control system resulting in undetected errors or fraud; and increased costs associated with complying with the requirements applicable to public companies.
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
•General Risk Factors, such as, high volatility in our share price; reduction in our share price due to a substantial number of sales; decline in our share price and trading volume due to adverse or misleading opinions by securities or industry analysts regarding our business; no history of paying dividends or plans to pay dividends to our stockholders in the foreseeable future; provisions included in our charter documents to delay or prevent a change in control of our company; limitation of stockholders’ ability to obtain a favorable judicial forum for disputes due to the exclusive forum provision in our restated certificate of incorporation and forum selection provision in our amended and restated bylaws; and limitation of our ability to utilize our federal net operating loss and tax credit carryforwards.
Risk Factors
Risks Related to Our Business
Disruptions in the worldwide economy, including an economic recession, downturn, periods of rising or high inflation or economic uncertainty, have adversely affected and may continue to adversely affect our business, results of operations and financial condition.
The global economy can be negatively impacted by a variety of factors such as the spread or fear of spread of contagious diseases (such as the COVID-19 pandemic, other pandemics, epidemics or other public health crises) in locations where our products are sold, man-made or natural disasters, severe weather, actual or threatened hostilities or war, terrorist activity, political unrest or uncertainties (including those resulting from a presidential election year), civil strife and other geopolitical uncertainty. Such adverse and uncertain economic conditions may impact distributor, retailer, foodservice and consumer demand for our products. For example, in connection with the war in Ukraine, governments in the U.S., U.K. and the EU have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. In addition, the intensity, duration and economic effects of the conflict in Israel, Gaza and surrounding areas are difficult to predict. The uncertainty resulting from the military conflicts in Europe and the Middle East have given rise and may continue to give rise to increases in costs of goods and services, scarcity of certain ingredients, increased trade barriers or restrictions on global trade and may increase volatility in financial and capital markets, which may make it more difficult for us to raise additional capital. Further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which could adversely affect our business and/or our supply chain, our international subsidiaries, business partners or customers in the broader region, including potential destabilizing effects that such conflicts may pose for the European continent, the Middle East or the global oil and natural gas markets. In addition, our ability to manage normal commercial relationships with our suppliers, co-manufacturers, distributors, retailers, foodservice customers, consumers and creditors may suffer. The political environment, especially in an election year in the U.S. and globally, may create uncertainty with respect to, and could result in additional changes in, legislation, regulation, international relations and government policy, or could result in possible civil unrest or other disturbances.
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
Inflationary price pressures of raw materials, labor, transportation, fuel or other inputs used by us and our suppliers, including the effects of higher interest rates, has negatively impacted, and could continue to negatively impact, our business and results of operations.
Our operating environment has been impacted by inflation and higher interest rates. Increases in the price of raw materials, labor, wages, energy or other inputs that we or our suppliers use in manufacturing and supplying products, along with logistics, transportation, shipping, fuel and other related costs, has led to higher production and shipping costs for our products. Increases in the cost of inputs to our production has led to higher costs for our products in our foodservice and retail channels and has negatively impacted and may continue to negatively impact our operating results and future profitability. General inflation, including rising energy prices, interest rates and wages, currency volatility and monetary, fiscal and policy interventions by national or regional governments in reaction to such events could continue to have negative impacts on our business by increasing our operating costs and our borrowing costs as well as decreasing the capital available for our customers to purchase our products. The United States Federal Reserve and other central banks, including the European Central Bank, have raised its benchmark interest rate multiple times. Increased borrowing costs faced by our customers could result in decreased demand for our products. The impact of inflation could also continue to reduce consumer confidence and decrease consumer discretionary spending, including spending to purchase our products, and negatively affect trends in consumer purchasing patterns due to changes in consumers’ disposable income, credit availability and debt levels. The impact of high inflation and the plant-based meat sector’s premium pricing relative to animal protein have caused and could continue to cause consumers to trade down into cheaper forms of protein, including animal meat, beans and other non-animal meat protein sources.
We have a history of losses, and we may be unable to achieve or sustain profitability.
Although we achieved cash flow positive operations during the three months ended September 30, 2023, this outcome included the benefit of certain transitory factors that did not have a similar impact in the fourth quarter of 2023 and we may not be able to achieve or sustain cash flow positive operations in other future periods or be profitable in the future. We have experienced net losses in almost every period since our inception. In 2023, 2022 and 2021, we incurred net losses of $338.1 million, $366.1 million and $182.1 million, respectively. Although we decreased our operating expenses in 2023 compared to 2022, over time our operating expenses and capital expenditures may increase as we hire additional employees; support our strategic and other QSR customer relationships; innovate and commercialize products; build our brand, expand our marketing channels and drive consumer adoption of our products; optimize our production capacity through our own internal production facilities, domestically and abroad; continue building out our Campus Headquarters, including the timing and success of subleasing, assigning or otherwise transferring excess space; increase our customer base, supplier network and co-manufacturing partners; scale production across distribution channels; pursue geographic expansion; and enhance our technology and production capabilities. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues and margins sufficiently to offset the anticipated higher expenses, particularly in light of some of the other challenges we face, for example prolonged, weakened demand within the plant-based meat category and broad macroeconomic headwinds. We incur significant expenses in developing our innovative products, building out our facilities, securing an adequate supply of raw materials, obtaining and storing ingredients and other products, and marketing the products we offer. In addition, many of our expenses, including some of the costs associated with our existing and any future manufacturing facilities, are fixed. Accordingly, we may not be able to successfully implement our growth strategy or achieve or sustain profitability, and we may incur significant losses for the foreseeable future.
Weakness in the plant-based meat category, combined with our volume losses, has had a negative impact on our sales and profits.
Our operating environment continues to be negatively affected by several challenges, including, but not limited to, prolonged, weakened demand in the plant-based meat category overall, particularly in the refrigerated subsegment, among others, adverse changes in consumer taste and perceptions about plant-based meat, broad macroeconomic headwinds including elevated levels of inflation, higher interest rates, waning consumer confidence and recessionary concerns, and competitive activity in the plant-based meat category. Consumer demand for plant-based meat products has continued to decline. For example, in 2023, all of our markets and channels other than international retail and foodservice were negatively impacted by weakness in demand in the category.
Partly as a result of this weak demand, we have experienced volume losses and declines from historical levels, which has negatively impacted our sales and profitability. In the year ended December 31, 2023, volume of products sold decreased by 8.1%, primarily reflecting weak category demand, especially in U.S. retail and U.S. foodservice channels. We expect that demand-related challenges will continue to have a negative impact on our sales and profitability and, as a result, our results of operations and financial condition, in the future, particularly if we are not able to reduce our costs quickly and significantly enough to offset the lost volume and attain and maintain a profitable customer and product sales mix. A continued decrease in consumer demand for plant-based meat, or a further prolonged decrease, would likely have a material adverse effect on our profits, business, financial condition and results of operations.
Our strategic initiatives to improve our cost structure could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions, including achieving and/or sustaining cash flow positive operations.

On November 2, 2023, we announced that we were initiating our Global Operations Review, which involves narrowing our commercial focus to certain growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. Among other things, we have and will continue to evaluate the exit or discontinuation of select product lines such as Beyond Meat Jerky, changes to our pricing architecture (including our current plan to increase the prices of certain of our products), accelerated cash-accretive inventory reduction initiatives, further optimization of our manufacturing capacity and real estate footprint, and the continued review of our operations in China. In addition, on November 1, 2023, our board of directors approved a plan to reduce our workforce by approximately 65 employees, representing approximately 19% of our global non-production workforce (or approximately 8% of our total global workforce). This decision was based on cost-reduction initiatives intended to reduce operating expenses. In 2023, we incurred one-time cash charges of approximately $1.8 million in connection with the reduction-in-force, primarily consisting of notice period and severance payments, employee benefits and related costs. These charges were incurred in the fourth quarter of 2023, and the reduction-in-force was substantially complete by the end of 2023.
Our Global Operations Review, cost structure improvement measures, cost-reduction initiatives, workforce reductions, and the timing and success of our goal of achieving and/or sustaining cash flow positive operations are subject to many risks and uncertainties. For example, the charges associated with the reductions-in-force may be greater than anticipated; we may be unable to realize the contemplated benefits in connection with the workforce reductions, Global Operations Review, cost structure improvement measures and other potential cost-reduction initiatives; and the workforce reductions, Global Operations Review, cost structure improvement measures and other potential cost-reduction initiatives may have an adverse impact on our performance. Additionally, our ability to make progress toward our goal of achieving and/or sustaining cash flow positive operations is dependent on a number of assumptions and uncertainties, including, without limitation, demand in the plant-based meat category and for our products, which has declined in recent years; our ability to reduce costs and achieve and/or sustain positive gross margins; our ability to grow revenues and meet operating expense reduction targets, which may be subject to factors beyond our control; timing of capital expenditures; and our ability to monetize inventory and manage working capital. The other risks described in this report may also hinder our ability to implement our strategic initiatives. As a result, we cannot guarantee that we will achieve and/or sustain cash flow positive operations in the future, whether on our expected timelines, or at all.
We may also be subject to additional unexpected costs, negative impacts on our cash flows from operations, employee attrition and adverse effects on employee morale and potential failure to meet operational and growth targets due to the loss of employees, any of which may impair our ability to achieve anticipated results from our operations or otherwise adversely affect our business. Additionally, as we are operating our business with fewer employees, we face additional risk that we might not be able to execute on our strategic plans and product roadmap, which may have an adverse effect on our business, financial condition and operating results.
As we continue to identify areas of cost savings and operating efficiencies, we may consider implementing further measures to help streamline operations and improve cost efficiencies, which could result in the contraction of our business and the implementation of significant cost cutting measures such as further downsizing and exiting certain operations, including product lines, domestically and/or abroad. Any resource realignment, or decision to limit investment in or dispose of or otherwise exit or discontinue product lines or businesses, may result in loss of significant revenues and investments and/or the recording of charges, such as write-offs, further workforce reduction or restructuring costs, charges relating to consolidation of excess facilities or capacity underutilization, exit of co-manufacturing or other arrangements including risk of commercial disputes and other termination and exit costs, lease exit or other related costs, contract termination charges, or claims from third parties. Underutilization or cessation of our manufacturing facilities could adversely affect our gross margin and other operating results and we may be required to terminate or make penalty payments under certain supply chain arrangements, close or idle facilities and write down our long-lived assets or shorten the useful lives of underutilized assets and accelerate depreciation, which would increase our expenses. In addition, our strategic initiatives may not be adequate to support the long-term operations of our business, particularly under adverse circumstances. Furthermore, we may not be successful in implementing these initiatives or realizing our anticipated savings and efficiencies, including as a result of factors beyond our control. For example, in the event we have excess capacity or vacancy in any of our facilities or office spaces, we may sublease, assign or otherwise transfer portions of the excess space to third parties and may be unable to sublease, assign or otherwise transfer our excess space on favorable terms, or at all, or if we are able to sublease space but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we could incur substantial payment obligations to our landlords.
If we are unable to realize the anticipated savings and efficiencies of our cost reduction initiatives and related strategic initiatives, our operating and financial results would be adversely affected and could differ materially from our expectations.
If we fail to effectively optimize our manufacturing and production capacity, accurately forecast demand for our products or quickly respond to forecast changes, our business and operating results and our brand reputation could be harmed.
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
Consumer demand for plant-based meat products has continued to decline. For example, in the fourth quarter of 2023, our U.S. market and channels were negatively impacted by softness in demand in the category and for our products. If consumer demand for plant-based meats continues to decrease, or if any such decrease is further prolonged, demand for our products by our customers may also continue to decrease. Weakness in the category has had a material adverse effect on our business, financial condition and results of operations, and continued or worsening weakness would likely have a similar or greater effect, which would in turn make it difficult to accurately predict and forecast demand.
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
If we overestimate our demand and overbuild our capacity or inventory, as we have done in certain periods in the past, we may have significantly underutilized assets. Underutilization of our manufacturing and/or co-manufacturing facilities can adversely affect our gross margin and other operating results. If demand for our products experiences a prolonged decrease, we may be required to terminate or make penalty payments under certain supply chain arrangements, close or idle facilities and write down our long-lived assets or shorten the useful lives of underutilized assets and accelerate depreciation, which would increase our expenses. For example, in 2023 and 2022, lower than anticipated revenues negatively impacted our capacity utilization, which resulted in the Company incurring underutilization fees and termination fees that were required in order to exit certain of our supply chain arrangements.
If demand does not materialize at the rate forecasted, we may not be able to scale back our manufacturing expenses or overhead costs quickly enough to correspond to the lower than expected demand. This could result in lower margins and adversely impact our business and results of operations. Additionally, if product demand continues to decrease or stays flat or we fail to forecast demand accurately, our results may be adversely impacted due to higher costs resulting from lower manufacturing utilization, causing higher fixed costs per unit produced. Further we may be required to recognize excess or obsolete inventory write-off charges, or excess capacity charges. We routinely monitor and recognize excess or obsolete inventory write-off charges when appropriate, which has negatively impacted our results of operations. For example, in the fourth quarter of 2023, we recorded incremental provision for excess and obsolete inventory in the amount of $38.0 million primarily arising from our Global Operations Review.
If we are unable to sell our inventory in a timely manner, it could become obsolete, which could require us to write-down or write-off obsolete inventory, which could harm our operating results.
There is a risk that we may be unable to sell our inventory in a timely manner to avoid it becoming obsolete. If we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, we would be required to increase our inventory provision or write-off obsolete inventory and our operating results could be substantially harmed. Alternatively, we may be required to mark down certain products to sell any excess inventory or to sell such inventory through liquidation channels at significantly lower prices, which would negatively impact our business and operating results. In the year ended December 31, 2023 and 2022, our net revenues were negatively impacted by strategic promotional discounts and our gross profit was negatively impacted by write-down of inventory, among other factors, which increased costs per pound.
Our ability to accurately forecast our future results of operations is subject to many risks and uncertainties and our operating and financial results could differ materially from our expectations.
Our ability to accurately forecast our future results of operations is limited by and dependent on a number of risks and uncertainties, including those described in this report. Our historical revenue growth should not be considered indicative of our future performance. Our revenue growth has declined and could continue to decline or slow for a number of reasons, including but not limited to weak demand in the plant-based meat category and for our products, other macroeconomic factors such as high inflation, higher interest rates and concerns about the likelihood of an economic recession, reduced consumer confidence and changes in consumer preferences or spending and competitive activity from our market competitors and new market entrants. In fact, net revenues decreased to $343.4 million in the year ended December 31, 2023 from $418.9 million in the prior year, representing an 18.0% decrease. If we are unable to execute our cost-down initiatives, we may not be able to compete effectively in our market and demand for our products may continue to slow, either of which could continue to adversely affect our revenues and margins. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.
From time to time, we may release earnings guidance, financial goals or other forward-looking statements in our earnings releases, earnings conference calls or otherwise regarding our future performance that represent our management’s estimates as of the date of the release. Some or all of the assumptions of any future guidance or financial goals that we furnish may not materialize or may vary significantly from actual future results. For example, our ability to make progress toward our goal of achieving and/or sustaining cash flow positive operations is dependent on a number of assumptions and uncertainties, including, without limitation, demand in the plant-based meat category and for our products; our ability to reduce costs and achieve positive gross margins; our ability to grow revenues and meet operating expense reduction targets, which may be subject to factors beyond our control; timing of capital expenditures; and our ability to monetize inventory and manage working capital. The other risks described in this report may also cause our actual future results to differ.

We estimate market opportunity and forecast market growth that may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Our estimates of market opportunity and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. The factors that go into the calculation of our market opportunity are subject to change over time and may be variable or inaccurate and may be affected by increasing competition from our market competitors and new market entrants. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our products and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecast, our business could fail to grow at the rate we anticipate, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
Because we rely on a limited number of third party suppliers, we may not be able to obtain raw materials on a timely basis or in sufficient quantities at competitive prices to produce our products or meet the demand for our products.
We rely on a limited number of vendors, a portion of whom are located internationally, to supply us with raw materials. Our financial performance depends in large part on our ability to arrange for the purchase of raw materials in sufficient quantities at competitive prices. We have entered into a multi-year sales agreement for plant-based protein with one of our pea protein suppliers pursuant to which we are required to purchase specified minimum monthly and semi-annual quantities through the term. Aside from this agreement and a few select others, we are not assured of continued supply or pricing of raw materials. Any of our other suppliers could discontinue or seek to alter their relationship with us. We have in the past experienced interruptions in the supply of pea protein from one supplier that resulted in delays in delivery to us. We could experience similar delays in the future from any of our suppliers. Any disruption in the supply of pea protein or other raw materials, such as avocado oil, may have a material adverse effect on our business if we do not have sufficient stocks on hand or if we cannot replace these suppliers in a timely manner, on commercially reasonable terms, or at all.
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
The markets for some of the ingredients we use, such as avocado oil, may be particularly volatile due to factors such as limited supply sources, crop yield, seasonal shifts, climate conditions, industry demand, including as a result of food safety concerns, product recalls and government regulations.
Events that adversely affect our suppliers of pea protein and other raw materials, such as avocado oil, could impair our ability to obtain raw material inventory in the quantities at competitive prices that we desire. Such events include problems with our suppliers’ businesses, finances, labor relations and/or shortages, strikes or other labor unrest, ability to import raw materials, product quality issues, costs, production, insurance and reputation, as well as local economic and political conditions, restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and trade protection measures, including export/import duties and quotas and customs duties and tariffs, adverse fluctuations in foreign currency exchange rates, changes in legal or regulatory requirements, border closures, disease outbreaks or pandemics (such as COVID-19), acts of war, terrorism, natural disasters, fires, earthquakes, flooding, severe weather, agricultural diseases or other catastrophic occurrences. We continuously seek alternative sources of protein to use in our products, but we may not be successful in diversifying the raw materials we use in our products.
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
Disruptions to our supply chain could have a material adverse effect on our operating and financial results.
Our ability to make, move and sell products in coordination with our suppliers, co-manufacturers and distributors is critical to our success. Damage or disruption to our collective supply, manufacturing or distribution capabilities resulting from severe weather, fires or evacuations related thereto, natural disasters, including climate-related events, pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases, agricultural diseases, cyber incidents, security breaches, system failures, terrorism, governmental restrictions or mandates, political instability, trade restrictions, import restrictions, border closures, freight carrier availability, labor shortages, strikes or other labor unrest, the financial or operational instability of key suppliers and carriers, disruptions, repairs or enhancements at facilities manufacturing or delivering our products or other reasons have, in the past, impaired and could, in the future, impair our ability to source inputs or manufacture, sell or timely deliver our products. To the extent we are unable to mitigate the likelihood or potential impact of such events, there could be a material adverse effect on our operating and financial results.
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
Our future business, results of operations and financial condition may be adversely affected by reduced or limited availability of plant-based protein or avocado oil that meets our standards.
Our ability to ensure a continuing supply of ingredients at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow certain crops such as European and North American yellow peas, other plant-based proteins and avocados, the vagaries of these farming businesses (including poor harvests impacting the quality of the peas grown), changes in national and world economic conditions, including as a result of COVID-19 or the outbreak of hostilities or war, tariffs and our ability to forecast our ingredient requirements. The high-quality ingredients used in many of our products are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilence. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply of, or increase the price of, quality ingredients. In addition, we purchase some ingredients and other materials offshore, and the price and availability of such ingredients and materials may be affected by political events or other conditions in these countries or tariffs, trade wars or the outbreak of hostilities or war. We also compete with other food producers in the procurement of ingredients, and this competition may increase in the future if consumer demand for plant-based meat products increases. If supplies of quality ingredients are reduced or there is greater demand for such ingredients from us and others, we may not be able to obtain sufficient supply that meets our strict quality standards on favorable terms, or at all, which could impact our ability to supply products and may adversely affect our business, results of operations and financial condition.

We rely on a limited number of distributors, and if we experience the loss of one or more distributors and cannot replace them in a timely manner, our results of operations may be adversely affected.
Many retailers and foodservice providers purchase our products through distributors who purchase, store, sell, and deliver our products to retailers and foodservice providers. In each of 2023 and 2022, DOT accounted for approximately 12% of our gross revenues. In 2021, DOT and Zandbergen WFM accounted for approximately 12% and 11% of our gross revenues, respectively. Since these distributors act as intermediaries between us and the retailers and foodservice providers, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with them that ensure future sales of our products. If we lose one or more of our distributors and cannot replace the distributor in a timely manner or at all, our business, results of operation and financial condition may be materially adversely affected.
If we fail to cost-effectively acquire new customers or retain our existing customers, or if we fail to derive revenue from our existing customers consistent with our historical performance, our business could be materially adversely affected.
Our success, and our ability to increase revenues and operate profitably, depends in part on our ability to cost-effectively acquire new customers, to retain existing customers, and to keep existing customers engaged so that they continue to purchase products from us. We intend to continue efforts to expand our number of retail and foodservice customers, both in the United States and internationally, as part of our long-term growth strategy. This may require us to provide marketing and other financial incentives to our customers to assist in the promotion of our products. Such additional incentives could have a negative impact on gross margin and may not necessarily result in increased sales. In addition, foodservice customers will often initially add certain of our product offerings to their menus at limited locations and/or on a limited test basis, after which time these customers may choose to no longer offer our products or may ultimately scale back subsequent expansions. If we fail to attract and retain new customers, or retain our existing customers—some of whom we do not have written contracts with—our business, financial condition and results of operations could be materially adversely affected. In addition, timing of retail shelf resets are not within our control, and to the extent retail customers change the timing of such events, reduce our in store-displays, are out of stock of our products or are not able to restock our products effectively, sales of our products may be impaired and negatively impact our revenues.
Further, if customers do not perceive our product offerings to be of sufficient value and quality, or if we fail to offer new and relevant product offerings at a competitive price, we may not be able to attract or retain customers or engage existing customers so that they continue to purchase products from us. We may lose customers to our competitors if they offer superior products to ours, if we are unable to compete on the basis of value and taste, if we are unable to meet customers’ orders in a timely manner, or if we are unable to identify and execute cost-down initiatives intended to achieve more competitive pricing over time. The loss of any large customer or the reduction of purchasing levels or the cancellation of business from such customers could have a material adverse impact on our business.
Consolidation of customers or the loss of a significant customer could negatively impact our sales and profitability.
Supermarkets in North America and the European Union have generally consolidated over time. This consolidation has produced larger, more sophisticated organizations with increased negotiating and buying power that are able to resist price increases, as well as operate with lower inventories, decrease the number of brands that they carry and increase their emphasis on private label products, all of which could negatively impact our business. The consolidation of retail customers also increases the risk that a significant adverse impact on their business could have a corresponding material adverse impact on our business.
The loss of any large customer, the reduction of purchasing levels or the cancellation of any business from a large customer for an extended length of time could negatively impact our sales and profitability. For example, in 2023, the year-over-year decrease in our U.S. foodservice channel net revenues was driven primarily by the impact of a limited time offering at a large QSR customer in 2022 that ended in early 2023.

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
If any of our co-manufacturers fail to comply with food safety, environmental, health and safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted and our business and reputation could be harmed. An interruption in, or the loss of operations at, one or more of our co-manufacturing facilities, which may be caused by work stoppages, labor shortages, strikes or other labor unrest, production disruptions, product quality or safety issues, local economic and political conditions, restrictive governmental actions, border closures, disease outbreaks or pandemics (such as COVID-19), the outbreak of hostilities, acts of war, terrorism, fire, earthquakes, severe weather, flooding or other natural disasters at one or more of these facilities, could delay, postpone or reduce production of some of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as such interruption is resolved or an alternate source of production is secured.
We believe there are a limited number of competent, high-quality co-manufacturers in the industry that meet our strict quality and control standards, and as we seek to continue to obtain additional or alternative co-manufacturing arrangements in the future, there can be no assurance that we will be able to do so on satisfactory terms, in a timely manner, or at all. The loss of one or more co-manufacturers, any disruption or delay at a co-manufacturer or any failure to identify and engage co-manufacturers for new products, product extensions and expanded operations, including internationally, could delay, postpone or reduce production of our products, which could have a material adverse effect on our business, results of operations and financial condition.
Any damage or disruption at our domestic or international manufacturing facilities may harm our business.
We have internal manufacturing facilities in the United States, China and the Netherlands to produce our woven proteins and our finished goods. A natural disaster, severe weather, fire, power interruption, work stoppage, labor shortages, strikes or other labor unrest, border closures, restrictive governmental actions, outbreaks of pandemics or contagious diseases (such as COVID-19) or other calamity at any of these facilities would significantly disrupt our ability to deliver our products and operate our business. If any material amount of our machinery or inventory were damaged, we would be unable to meet our contractual obligations and cannot predict when, if at all, we could replace or repair such machinery, which could materially adversely affect our business, financial condition and operating results.

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
We may not successfully ramp up operations at our internal manufacturing facilities or these facilities may not operate in accordance with our expectations. Moreover, we face competition for employees and may be unable to hire and retain employees at these facilities.
Since June 2018, we have acquired internal manufacturing facilities by purchase or lease in the United States, China and the Netherlands. Any substantial delay in bringing these facilities up to full production on our current schedule may hinder our ability to produce all of the product needed to meet orders and/or achieve our expected financial performance. Opening, maintaining and operating these facilities has required, and will continue to require, additional capital expenditures and the efforts and attention of our management and other personnel, which has and will continue to divert resources from our existing business or operations. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues and margins sufficiently to offset the anticipated higher expenses. Additionally, our inability to hire and retain skilled employees at these facilities will severely hamper our expansion plans, product development and manufacturing efforts. The unemployment rate in the Columbia, Missouri market was 2.1% as of December 2023 and labor market conditions remain relatively tight. As a result, we currently rely on temporary workers in addition to full-time employees, and in the future, we may be unable to attract and retain employees with the skills we require, which could impact our ability to expand our operations. Even if our facilities are brought up to full production according to our current schedule, it may not provide us with all of the operational and financial benefits we expect to receive.
Our facilities and the manufacturing equipment we use to produce our products is costly to replace or repair and may require substantial lead-time to do so. For example, our estimate of throughput or our extrusion capacity may be impacted by disruption from extruder lead-in time, calibration, maintenance and unexpected delays. In addition, our ability to procure new extruders may face more lengthy lead times than is typical. We may also not be able to find suitable alternatives with co-manufacturers to replace the output from such equipment on a timely basis and at a reasonable cost. In the future, we may also experience plant shutdowns or periods of reduced production because of regulatory issues, equipment failure, delays in raw material deliveries, food safety incidents or other adverse events. Any such disruption or unanticipated event may cause significant interruptions or delays in our business and the reduction or loss of inventory may render us unable to fulfill customer orders in a timely manner, or at all. As part of our cost-reduction initiatives and our goal of reducing operating expenses, we intend to leverage our existing production infrastructure to meet demand for our products. As a result, if any of our production lines is disrupted, the foregoing risks are likely to be exacerbated. We have property and business disruption insurance in place for all of our internal manufacturing facilities; however, such insurance coverage may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
We may face difficulties as we expand our operations in other countries, including into those in which we have no prior operating experience.
We intend to continue to expand our geographic presence and enter into new markets as part of our long-term growth strategy. To the extent that such geographic expansion eventually requires the establishment of new manufacturing operations in the respective local regions, we could face various challenges. International operations involve a number of risks, including labor shortages, strikes or other labor unrest, border closures, restrictive governmental actions, foreign regulatory compliance, tariffs, taxes and exchange controls, economic downturns, inflation, foreign currency fluctuations, uncertainty in financial markets and banking systems, and political and social instability in the countries in which we operate. Expansion may involve expanding into countries other than those in which we currently operate. It may also involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. In addition, it may be difficult for us to understand and accurately predict taste preferences and purchasing habits of consumers in these new geographic markets. It is costly to establish, develop and maintain international operations and develop and promote our brands in international markets. As we expand our business into other countries, we may encounter regulatory, legal, personnel, technological and other difficulties that increase our expenses and/or delay our ability to become profitable in such countries, which may have a material adverse effect on our business and brand.
Our revenue growth rate has fluctuated in recent periods and may continue to slow or decline in the future.
Since 2022, our revenue growth and revenues have slowed or declined, with periods of negative growth, and may continue to slow or decline in future periods due to a number of potential factors, including without limitation, macroeconomic issues including inflation and higher interest rates, increasing concerns about the likelihood of a recession, and potential impacts on consumer and customer behavior, and demand levels, increasing competition, market saturation, slowing demand for our offerings, prolonged weakness in the plant-based meat category, increasing regulatory costs and challenges, failure to capitalize on growth opportunities and the long-term effects of the COVID-19 pandemic.
Our revenues and earnings may fluctuate as a result of our promotional activities.
We routinely offer sales discounts and promotions through various programs to customers and consumers which may result in reduced margins. These programs include rebates, temporary on-shelf price reductions, off- invoice discounts, retailer advertisements, product coupons and other trade activities. We anticipate that we will need to continue to offer more trade and promotion discounts to both our retail and foodservice customers, to drive increased consumer trial and in response to changing consumer behavior and increased competition. In addition, we have made and intend to make changes in our pricing architecture, which may have a negative impact on our net revenues, gross profit, gross margin and profitability, impacting period-over-period results. We expect to face increasing competition across all channels, especially as additional plant-based meat product brands continue to enter the marketplace. In response, we anticipate providing heavier discounting and promotions on some of our products. Although these actions are intended to build brand awareness and increase consumer trials of our products, they have had and are likely to continue to have a negative impact on our net revenues, gross profit, gross margin and profitability, impacting period-over-period results.
Fluctuations in our results of operations for our second and third quarters may impact, and may have a disproportionate effect on our overall financial condition and results of operations.
Our business is subject to seasonal fluctuations that may have a disproportionate effect on our results of operations. Generally, we expect to experience greater demand for certain of our products during the U.S. summer grilling season. While we expected to continue to see additional seasonality effects in 2023, as compared to 2022 and 2021, we saw more muted effects from seasonality in the third and fourth quarters of 2023 as compared to the prior-year period and the second quarter of 2023, primarily reflecting weak category demand and pricing actions. In general, any historical effects of seasonality have been more pronounced within our U.S. retail channel, with revenue contribution from this channel generally tending to be greater in the second and third quarters of the year, driven by increased levels of grilling activity, higher levels of purchasing by customers ahead of holidays, the impact of customer shelf reset activity and the timing of product restocking by our retail customers. Any factors that harm our second and third quarter operating results, including disruptions in our supply chain, adverse weather or unfavorable economic conditions, may have a disproportionate effect on our results of operations for the entire year. In an environment of heightened uncertainty from recessionary and inflationary pressures, prolonged weakness in the plant-based meat category, competition and other factors impacting our business, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.
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
We currently rely upon third party transportation providers for a significant portion of our product shipments. Our utilization of delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, employee strikes, disease outbreaks or pandemics (such as COVID-19) and inclement weather, which may impact the ability of providers to provide delivery services that adequately meet our shipping needs, if at all. We periodically change shipping companies, and we could face logistical difficulties that could adversely affect deliveries. In addition, we could incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those we receive from the third party transportation providers that we currently use, which in turn would increase our costs and thereby adversely affect our operating results.
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
From time to time, there may be changes in our executive leadership team and senior management as a result of the hiring, departure or realignment of key personnel, and such changes may impact our business. In 2023, 2022 and 2021, we had several changes to our executive leadership team and senior management, including as a result of organizational changes based on cost-reduction initiatives. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure the timely and suitable replacement and a smooth transition could hinder our strategic planning, business execution and future performance. In particular, these or any future leadership transitions may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives and have the potential to disrupt our operations and relationships with employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. If we are unable to successfully integrate new executive leadership team members and senior management, our operations may be adversely affected and we may not be able to achieve our operating objectives.
If we are unable to attract, train and retain employees or maintain our company culture, we may not be able to grow or successfully operate our business.
Our success depends in part upon our ability to attract, train and retain a sufficient number of employees who understand and appreciate our culture and can represent our brand effectively and establish credibility with our business partners, customers and consumers. We believe a critical component of our success has been our company culture and long-standing core values. We have invested substantial time and resources in building our team. If we are unable to hire and retain employees capable of meeting our business needs and expectations, or if we fail to preserve our company culture among a larger number of employees dispersed in various geographic regions, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our employees or key personnel changes may adversely affect our business, results of operations and financial condition.
Furthermore, on November 1, 2023, our board of directors approved a plan to reduce our workforce by approximately 65 employees, representing approximately 19% of our global non-production workforce (or approximately 8% of our total global workforce). Although we believe these reductions are an important part of the success of our cost-reduction initiatives, they may adversely affect employee morale, our culture and our ability to attract and retain critical employees. They may also negatively impact our ability to pursue new initiatives due to insufficient resources and personnel. We may be unsuccessful in distributing duties and obligations of impacted employees among the remaining employees. We also may not realize the anticipated benefits and cost savings and may suffer unintended consequences, such as the loss of institutional knowledge, higher than expected employee turnover and significant disruptions in our day-to-day operations. If we are unable to realize the expected operational efficiencies or cost savings from the reductions in force, or if we experience significant adverse consequences as a result, our business, financial conditions and results of operations may be adversely affected.
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
An interruption in services provided by third party service providers could adversely affect our business operations.
We depend on a limited number of third party service providers for the performance of several of our business operations, including payroll and human capital management services. If any of these third party providers were to experience significant interruptions in their business operations, terminate their agreements with the Company, or fail to perform the services required under the terms of our contracts with them, our business operations could be materially and adversely affected for an indefinite period of time. There can be no assurance that we would be able to locate alternative providers of such services, or that we could do so at economical rates.

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
While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications or goals, among others) to improve the ESG profile of our company and/or products, such initiatives or achievement of such commitments may be costly and may not have the desired effect. Expectations around the Company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. For example, we may not ultimately be able to complete certain goals or initiatives, either on the timelines originally anticipated or at all, due to technical, cost or other factors, which may be in or out of our control. Moreover, actions or statements that we may take based on expectations, assumptions or third party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary.
Certain market participants, including stockholders and other capital providers, use third party benchmarks or scores to measure a company’s ESG practices and decide whether to invest in their common stock or engage with them to require changes to their practices. In addition, certain influential institutional investors are also increasing their focus on ESG practices and are placing importance on the implications and social cost of their investments. If our ESG practices do not meet the standards set by these stockholders, they may choose not to invest in our common stock or if our peer companies outperform us in their ESG initiatives, potential or current investors may elect to invest with our competitors instead. Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence and disclosure on topics such as climate change, human capital, labor and risk oversight, could also expand the nature, scope and complexity of matters that we are required to control, assess and report. For example, to the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, customers, or business partners, which may adversely impact our operations. We may be especially subject to scrutiny on such matters given efforts to portray our operations and products as a more sustainable and conscientious alternative to certain competitor products. As another example, the SEC has proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past and expanded data collection, analysis and certification with respect to greenhouse gas emissions reporting that may not be complete or accurate, and impose increased oversight obligations on our management and board of directors. These and other regulations, disclosure-related and otherwise, including the new California laws S.B. 253, S.B. 261 and A.B. 1305 and the EU’s Corporate Sustainability Reporting Directive, may increase our costs as well as increase scrutiny regarding our ESG efforts, which may enhance the risks discussed in this risk factor. If we do not comply with investor or stockholder expectations and standards in connection with our ESG initiatives, are perceived to have not responded appropriately to address ESG issues within our company, or fail to adapt to or comply with all laws, regulations, policies and related interpretations, our business and reputation could be negatively impacted and our share price and access to/cost of capital could be materially and adversely affected. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
The Company is subject to accounting estimate risks.
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make significant estimates that affect the financial statements. Estimates are made at specific points in time and based on facts, historical experience and various other factors believed to be reasonable under the circumstances at such time. For example, during the first quarter of 2023, we completed a reassessment of the useful lives of our large manufacturing and research and development equipment, and determined that we should increase the estimated useful lives from a range 5 to 10 years to a uniform 10 years. The timing of this reassessment was based on a combination of factors accumulating over time, including historical useful life information and changes in our planned use of the equipment that provided us with updated information that allowed us to make a better estimate of the economic lives of such equipment.
This was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2023. If actual results differ from our judgments and assumptions, then it may have a material, adverse impact on our results of operations and cash flows. This change in accounting estimate decreased depreciation expense for 2023 by $21.0 million, impacting cost of goods sold and research and development expenses by $19.0 million and $2.0 million, respectively, and decreased both basic and diluted net loss per share available to common stockholders by $0.33.
Any changes in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP or any future impairment charges could have a material adverse effect on our business, financial position and operating results.
The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities, revenues and expenses. This includes estimates, judgments and assumptions for assessing the recoverability of our assets, pursuant to Financial Accounting Standards Board issued authoritative guidance. If any estimates, judgments or assumptions change in the future, the Company may be required to record additional expenses and/or impairment charges. See “—The Company is subject to accounting estimate risks.”

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under assumptions or conditions that may change in the future. While we believe the assumptions and estimates we make are reasonable, any changes to our assumptions or estimates, or any actual results which differ from our assumptions or estimates, could have a material adverse effect on our financial position and operating results. Improper design and implementation of internal controls related to the estimates could result in misstatement of financial reports.
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
Risks Related to Our Products
Food safety and food-borne illness incidents, or the perception of related risks, may materially adversely affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.
Selling food for human consumption involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury or death related to allergens, food-borne illnesses or other food safety incidents caused by products we sell, or involving our suppliers or co-manufacturers, could result in the discontinuance of sales of these products or our relationships with such suppliers or co-manufacturers, or otherwise result in destruction and write-off of raw materials or product inventory, delayed or lost sales, increased operating costs, regulatory enforcement actions or harm to our reputation. Shipment of adulterated or misbranded products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is more than our policy limits or not covered by our policies or not subject to insurance would have to be paid from our cash reserves, which would reduce our capital resources. Similarly, the perception of risks related to such incidents, whether actual or not, or related to such claims, whether meritorious or not, could have an adverse effect on our brand and reputation.
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
Our business is focused on the development, manufacture, marketing and distribution of a line of branded plant-based meat products as alternatives to animal-based protein products. Consumer demand has in the past changed and could change again in the future based on a number of possible factors, including dietary habits and nutritional values, concerns regarding the health effects of ingredients and shifts in preference for various product attributes. Decreased consumer demand for our products has caused our business and financial condition to suffer, and any further decrease in, or flattening of, such demand would likely have a similar effect. In addition, sales of plant-based meat or meat-alternative products are subject to evolving consumer preferences that we may not be able to accurately predict or respond to. Consumer trends that we believe favor sales of our products could change based on a number of possible factors, including a shift in preference from plant-based meat to animal-based protein products (including any products produced using new farming methods or technologies which may reduce the adverse environmental and other factors associated with conventional animal-based protein products), increased acceptance for different alternative proteins that are used in our products, economic factors and social trends. A significant shift in consumer demand away from our products or the plant-based meat category in general, could reduce our sales or our market share and the prestige of our brand, which would harm our business and financial condition. In addition, if the new Beyond IV platform is not widely accepted, our business, financial condition and operating results could be adversely affected.
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
Beyond Burger accounted for approximately 51%, 50%, and 55% of our gross revenues in 2023, 2022 and 2021, respectively. The Beyond Burger is our flagship product and has historically been the focal point of our development and marketing efforts, and we believe that sales of the Beyond Burger will continue to constitute a significant portion of our revenues, income and cash flow for the foreseeable future. We recently announced our fourth generation of our core beef platform, Beyond IV, with anticipated roll out of the new Beyond Burger and Beyond Beef in the spring of 2024. We cannot be certain that we will be able to continue to expand production and distribution of the Beyond Burger, or that customer demand for our other existing and future products, including the new Beyond IV platform, will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of the Beyond Burger could have a material adverse effect on our business, financial condition and results of operations.
We currently plan to and may also, from time to time, increase the prices of our products; however, consumers may not be willing to pay increased prices for our products or, if we cannot maintain such prices in accordance with our business strategy, our margins may stagnate or decrease.
As part of our efforts to expand our gross margin, we currently plan to, and may also, from time to time, increase the prices of certain or all of our products in order to offset cost increases or improve the profitability of our business. Our ability to maintain prices or effectively implement price increases may be affected by several factors, including competition—from both conventional animal-protein companies and other plant-based meat brands, the effectiveness of our marketing programs, the continuing strength of our brand, market demand for our products or in the plant-based meat category generally and general economic conditions, including broader inflationary pressures. Consumers may be less willing or able to pay a price premium for our products, during challenging economic times or at all, and may choose to purchase lower-priced or other value offerings, making it more difficult for us to maintain prices or effectively implement price increases. In addition, our retail partners and distributors may pressure us to rescind price increases we have announced or already implemented, whether through a change in list price or increased trade and promotional activity. If we cannot maintain or increase prices for our products in accordance with our business strategy, our margins may be adversely affected. Furthermore, price increases generally cause volume losses, as consumers tend to purchase fewer units at higher price points. If such losses are greater than expected, or if we lose distribution due to price increases, our business, financial condition and results of operations may be materially and adversely affected.
Failure to continually innovate and successfully introduce and commercialize new products or successfully improve existing products may adversely affect our ability to continue to grow.
A key element of our long-term growth strategy depends on our ability to develop and market new products and improvements to our existing products that meet our standards for quality and appeal to consumer preferences. For example, we recently announced our fourth generation of our core beef platform, Beyond IV, with anticipated roll out of the new Beyond Burger and Beyond Beef in the spring of 2024. The success of our innovation and product development efforts, including the new Beyond IV platform, is affected by our ability to anticipate changes in consumer preferences, accurately predict taste preferences and purchasing habits of consumers in new geographic markets, the technical capability of our innovation staff in developing and testing product prototypes, including complying with applicable governmental regulations, commercialization and scale-up of new products, the success of our management and sales and marketing teams in introducing and marketing new products, and our ability to adapt to changes in technology, including the successful utilization of data analytics, artificial intelligence and machine learning. Our innovation staff members are continuously testing alternative plant-based proteins to the proteins we currently use in our products, as they seek to find additional protein options to our current ingredients that are more easily sourced, and which retain and build upon the quality and appeal of our current product offerings. Failure to develop, commercialize and market new products that appeal to consumers may lead to a decrease in our growth, sales and profitability.
Additionally, the development and introduction of new products, such as the new Beyond IV platform, requires substantial research, development and marketing expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance. If we are unsuccessful in meeting our objectives with respect to new or improved products, our business could be harmed.
Ingredient and packaging costs are volatile and may rise significantly, which may negatively impact the profitability of our business.
We purchase large quantities of raw materials, including ingredients derived from European and North American yellow peas, mung beans, sunflower seeds, rice, faba beans, avocado oil, canola oil and coconut oil. In addition, we purchase and use significant quantities of cardboard, film and plastic to package our products. Costs of ingredients and packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, consumer demand and changes in governmental trade and agricultural programs. Volatility in the prices of raw materials and other supplies we purchase could increase our cost of sales and reduce our profitability. Moreover, we may not be able to implement price increases for our products to cover any increased costs, and any price increases we do implement may result in lower sales volumes. If we are not successful in managing our ingredient and packaging costs, if we are unable to increase our prices to cover increased costs or if such price increases reduce our sales volumes, then such increases in costs will adversely affect our business, results of operations and financial condition.
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
•successfully implement our cost-reduction initiatives and cost down strategy in the nearer term;
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

Our ability to implement our long-term growth strategy also depends on our ability to continue to compete in the retail and foodservice channels. We operate in a highly competitive environment. Numerous brands and products compete for limited retailer shelf space, foodservice customers and consumers. In our market, competition is based on, among other things, taste, price and promotion tactics, nutritional profile, ingredients, texture, ease of integration into the consumer diet, low-carbohydrate, low-sugar, high fiber and protein, lack of cholesterol and GMOs, convenience, versatility, brand awareness and loyalty among customers, media spending, product variety and packaging, access to major retailer shelf space and retail locations, access to major foodservice outlets and integration into menus, innovation and intellectual property protection.
In response to increased competition, as well as reduced consumer confidence, changes in consumer spending and recessionary and inflationary pressures, we have made, and intend in the future to make, changes in our pricing architecture, which may have a negative impact on our net revenues, gross profit, gross margin and profitability, impacting period-over-period results.
We compete with conventional animal-protein companies such as Cargill, Hormel, JBS, Perdue Foods and Tyson, who may have substantially greater financial and other resources than us and whose animal-based products are well-accepted in the marketplace today. They may also have lower operational costs, and as a result may be able to offer conventional animal meat to customers at lower costs than plant-based meat. This could cause us to lower our prices, resulting in lower profitability or, in the alternative, cause us to lose market share if we fail to lower prices.

We also compete with other food brands, including brands affiliated with conventional animal-protein companies and other large food operators, that develop and sell plant-based meat products, including, but not limited to, Alpha Foods, Boca Foods (Kraft Heinz), Lightlife and Field Roast (Maple Leaf Foods), Gardein (Conagra), Hungry Planet, Inc., Impossible Foods, Incogmeato/Morningstar Farms (Kellanova), Moving Mountains, Omnipork (OmniFoods), Tofurky, Sweet Earth and Awesome Burger (Nestlé S.A.), Raised & Rooted (Tyson), Happy Little Plants (Hormel), Sysco’s Simply Plant-Based Meatless Burger, The Not Company and Vegetarian Butcher (Unilever), and with companies which may be more innovative, have more resources and be able to bring new products to market faster and to more quickly exploit and serve niche markets. For example, a number of U.S. and international companies are working on developing lab-grown or “clean meat,” an animal-protein product cultivated from cells taken from animals, which could have a similar appeal to consumers as plant-based meat products. We compete with these competitors for foodservice customers, retailer shelf space and consumers.
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
We have developed a strong and trusted brand that has contributed significantly to the success of our business, and we believe our continued success depends on our ability to maintain and grow the value of the Beyond Meat brand. Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our plant-based product offerings, food safety, quality assurance, marketing and merchandising efforts, the nutritional benefits provided by our products and our ability to provide a consistent, high-quality customer experience. Negative publicity has adversely affected our business in the past, and any widespread negative publicity, regardless of its accuracy, could in the future materially adversely affect our business, results of operation and reputation. Brand value is based on perceptions of subjective qualities, and any incident that erodes the loyalty of our customers, suppliers or co-manufacturers, including adverse publicity, negative media or a governmental investigation or litigation, could significantly reduce the value of our brand and significantly damage our business.
Risks Related to Our International Operations
Our international operations could expose us to substantial business, regulatory, political, financial and economic risks.
Our international operations could expose us to substantial risks associated with doing business in Europe and China, such as risks associated with taxation, inflation, food labelling legislation, environmental regulations, foreign currency exchange rates, the labor market, property and financial regulations, public health crises such as the COVID-19 pandemic, and the outbreak of hostilities or war. Our ability to operate in internationally may be adversely affected by changes in, or our failure to comply with, foreign laws and regulations. In addition, we are exposed to risks associated with our workforce in China and the Netherlands, including with respect to changes in employment and labor laws, which could increase our operating costs. The departure of the United Kingdom from the European Union (commonly known as “Brexit”) on January 31, 2020 has created uncertainties affecting business operations in the U.K., EU and a number of other countries, which could increase volatility in exchange rates, market instability, costs and other risks. There is also significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, government regulations and tariffs.
Fluctuations in currency exchange rates could negatively impact our earnings.
A portion of our international business is conducted in currencies other than the U.S. dollar, and therefore changes in foreign exchange rates relative to the U.S. dollar have in the past, and may in the future, affect the value of our non-U.S. dollar net assets, revenues and expenses. Although we closely monitor potential exposures as a result of these fluctuations in currencies, and where cost‑justified we adopt strategies that are designed to reduce the impact of these fluctuations on our financial performance, there can be no assurance that we will be successful in managing our foreign exchange risk. Our exposure to currency exchange rate fluctuations will grow if the relative contribution of our operations outside the United States increases. Any material fluctuations in currencies could have a material effect on our financial condition, results of operations and cash flows.
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
Our substantial investment in manufacturing facilities in China and Europe may expose us to substantial risks and, as a result, we may not realize a return on our investment. Unforeseen delays in the operations of our Chinese or European manufacturing facilities may cause us to incur additional expenses. Operating these facilities may require additional capital expenditures and the efforts and attention of our management and other personnel, which will divert resources from our existing business or operations. Our Chinese and European facilities may not provide us with all of the operational and financial benefits we expect to receive. These and other risks may result in our not realizing a return on, or losing some or all, of our planned investments in China and Europe, which could have a material adverse effect on our financial condition and financial performance.
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
The divestiture or discontinuation of businesses and product lines, including within our joint venture, could result in unexpected liabilities and adversely affect our financial condition, cash flows and results of operations.
From time to time, we may divest or discontinue businesses and product lines that do not align with our strategy or provide the returns that we expect or desire, such as our decision to discontinue the Beyond Meat Jerky product line, which has resulted in related charges due to provision for excess and obsolete inventory and accelerated depreciation on certain fixed assets. Any decision to dispose of or otherwise exit or discontinue product lines or businesses, including Beyond Meat Jerky, may result in loss of significant revenues and investments and/or the recording of charges, such as write-offs, further workforce reduction or restructuring costs, charges relating to consolidation of excess facilities or capacity underutilization, lease exit or other related costs, contract termination charges, or claims from third parties. Underutilization or cessation of our manufacturing facilities could adversely affect our gross margin and other operating results and we may be required to terminate or make penalty payments under certain supply chain arrangements, close or idle facilities and write down our long-lived assets or shorten the useful lives of underutilized assets and accelerate depreciation, all of which could adversely affect our financial condition and results of operations.
Risks Related to Our Intellectual Property, Information Technology, Cybersecurity and Privacy
We may not be able to protect our proprietary technology adequately, which may impact our commercial success.
Our commercial success depends in part on our ability to protect our intellectual property and proprietary technologies. We rely on a combination of patent protection, where appropriate and available, copyrights, trade secrets and trademark laws, as well as confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our proprietary technology or permit us to gain or keep any competitive advantage. As of December 31, 2023, we had three issued patents in the United States, ten issued patents outside the United States (U.K., Indonesia, Canada, China, Chile, Israel (two), Brazil, Japan and Australia), one pending patent application in the United States, five pending international patent applications and two provisional patent applications.
We cannot offer any assurances about which, if any, patents will issue from these applications, the breadth of any such patents, or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or, if applicable in the future, licensed to us could deprive us of rights necessary for the successful commercialization of products that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing (in most cases 18 months after the filing of the priority application), we cannot be certain that we were the first to file on the technologies covered in several of the patent applications related to our technologies or products. Furthermore, a derivation proceeding can be provoked by a third party, or instituted by the U.S. Patent and Trademark Office, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.
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
We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our trademarks are valuable assets that reinforce our brand and consumers’ favorable perception of our products. We also rely on unpatented proprietary expertise, recipes and formulations and other trade secrets and copyright protection to develop and maintain our competitive position. Our continued success depends, to a significant degree, upon our ability to protect and preserve our intellectual property, including our trademarks, trade dress, trade secrets and copyrights. We rely on confidentiality agreements and trademark, trade secret and copyright law to protect our intellectual property rights.
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
We cannot guarantee that the steps we have taken to protect our intellectual property rights are adequate, that our intellectual property rights can be successfully defended and asserted in the future or that third parties will not infringe upon or misappropriate any such rights. In addition, our trademark rights and related registrations may be challenged in the future and could be canceled or narrowed. Failure to protect our trademark rights could prevent us in the future from challenging third parties who use names and logos similar to our trademarks, which may in turn cause consumer confusion or negatively affect consumers’ perception of our brand and products. Moreover, intellectual property disputes and proceedings and infringement claims may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether we are successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject us to liabilities, force us to cease use of certain trademarks or other intellectual property or force us to enter into licenses with others. Any one of these occurrences may have a material adverse effect on our business, results of operations and financial condition.
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
Breaches of our data systems, or those of our vendors and other third parties on which we rely, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, vendor software supply chain compromises, physical breaches or other actions, could result in material interruptions or malfunctions in our or such third parties’ websites, applications or data processing, or the disruption of other business operations. A successful cyber-attack against any of our supply chain vendors’ information technology systems may disrupt our supply chain. For example, in April 2023, one of our temperature-controlled warehousing vendors began to receive evidence that its computer network was affected by a cybersecurity incident. Although the full impact of the vendor’s cybersecurity incident on our operations and business is not yet known, it and similar disruptions of our supply chain could result in material adverse impacts on our revenue, business, financial condition or results of operations, including affecting customer demand, orders that may not materialize due to delayed deliveries and subsequent lost sales that we may not be able to recover in full, or at all. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage all of which could have a material adverse effect on our business, financial condition or results of operations. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Currently, we carry cybersecurity insurance and business interruption coverage to mitigate certain potential losses, but this insurance is limited in amount and may not be sufficient in type or amount to cover us against claims related to a cybersecurity breach and related business and system disruptions. We cannot be certain that such potential losses will not exceed our policy limits, insurance will continue to be available to us on economically reasonable terms, or at all, or any insurer will not deny coverage as to any future claim. In addition, we may be subject to changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements.
Additionally, the SEC has adopted new rules on Cybersecurity Risk Management, Strategy, Governance and Incident Disclosure which will require public companies to report information relating to certain cyber-attacks or other information security breaches in disclosures required to be made under the federal securities laws and may increase our costs of doing business, expose us to potential compliance risk, including the ability to make timely disclosures to the public, and impact the manner in which we operate. Any such cyber incidents involving our computer systems and networks, or those of third parties important to our business, could have a material adverse effect on our business, financial condition, results of operations and prospects.
In addition, we are subject to laws, rules and regulations in the United States, the European Union, China and other jurisdictions relating to the collection, use and security of personal information and data. Such data privacy laws, regulations and other obligations may require us to change our business practices and may negatively impact our ability to expand our business and pursue business opportunities. We may incur significant expenses to comply with the laws, regulations and other obligations that apply to us. Additionally, the privacy and data protection-related laws, rules and regulations applicable to us are subject to significant change. Several jurisdictions have passed new laws and regulations in this area, and other jurisdictions are considering imposing additional restrictions. For example, our operations are subject to the European Union’s General Data Protection Regulation, which imposes data privacy and security requirements on companies doing business in the European Union, including substantial penalties for non-compliance. The California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020, imposes similar requirements on companies handling data of California residents and creates a new and potentially severe statutory damages framework for (i) violations of the CCPA and (ii) businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The California Privacy Rights Act, which became effective January 1, 2023, amends and expands the CCPA, including by expanding consumer’s rights in their personal information and creating a new governmental agency to interpret and enforce the statute. Additionally, in August 2021, the National People’s Congress of the People's Republic of China adopted the Personal Information Protection Law, which became effective on November 1, 2021 and provides a comprehensive system for the protection of personal information in China. Privacy and data protection-related laws and regulations also may be interpreted and enforced inconsistently over time and from jurisdiction to jurisdiction. Any actual or perceived inability to comply with applicable privacy or data protection laws, regulations, or other obligations could result in significant cost and liability, litigation or governmental investigations, damage our reputation and adversely affect our business.
Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital
If the build out of our new Campus Headquarters is delayed or incurs cost overruns, the headquarters does not operate in accordance with our expectations, or occupancy rates at the headquarters are lower than anticipated, our business or financial condition or results of operations may be adversely affected.
If the build out of our new Campus Headquarters is delayed or incurs cost overruns, the headquarters does not operate in accordance with our expectations, or occupancy rates at the headquarters are lower than anticipated, our business, financial condition or results of operations may be adversely affected.
In 2021, we entered into a lease agreement for an initial term of 12 years to develop and house our new Campus Headquarters. The space is being built out by the landlord, who delivered Phase 1-A of the space to us in the third quarter of 2022 and Phase 1-B of the space to us in the second quarter of 2023. We currently do not have firm timing on the delivery of the remainder of the headquarters space. If we are not able to complete development of the Campus Headquarters within the approved budget or there are significant cost overruns and/or delays, our cash flows, financial condition, or results of operations could be materially and adversely affected. In addition, we may not occupy the rest of the Campus Headquarters space and are considering undertaking efforts to sublease, assign or otherwise transfer the unoccupied part. An agreement to sublease, assign or otherwise transfer the unoccupied part of the headquarters would be subject to certain risks and uncertainties. For example, the agreement may not be completed on terms advantageous to us because the rental rate we receive under the agreement may not fully cover the rental rate we pay under our lease for the same space, or we may be unable to enter into such an agreement at all, each of which could have a negative impact on our financial condition and results of operations.
In addition, it is possible that there could be unanticipated difficulties in initiating and maintaining operations at the Campus Headquarters, including, but not limited to, IT system interruptions, other infrastructure support problems or the space may prove to be less conducive to our operations than currently anticipated. These risks could all result in operational inefficiencies or similar difficulties that could prove difficult or impossible to remediate and have an adverse impact on our financial condition or results of operations.
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
As of December 31, 2023, we had approximately $1.3 billion of consolidated indebtedness and other liabilities. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Notes (as defined below); and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
In 2021, we issued a total of $1.15 billion aggregate principal amount of our 0% Convertible Senior Notes due 2027 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).
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
We early adopted Accounting Standards Update No. 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity”, to account for our Notes which eliminates the treasury stock method for convertible instruments that can be settled in whole or in part with equity and instead requires the application of the more dilutive of the “if-converted” method or the two-class method. Under the if-converted method, diluted earnings per share would generally be calculated assuming that all the conversion premium or spread were converted at the beginning of the reporting period, unless the result would be anti-dilutive. The conversion premium or spread would have a dilutive impact on net income per share when the average market price of the Company’s common stock for a given period exceeds the conversion price.
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
As of December 31, 2023, we had cash and cash equivalents and restricted cash totaling $205.9 million.
Our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, including strategic collaborations. For example, in May 2023, we established our “at the market” offering program, under which, subject to our compliance with applicable laws and the applicable requirements of the Equity Distribution Agreement (as defined below), we may offer and sell from time to time and at our discretion shares of our common stock having an aggregate offering price of up to $200.0 million pursuant to an equity distribution agreement between us and Goldman Sachs and Co. LLC, as sales agent (the “Equity Distribution Agreement”). Such financing and other potential financings may result in dilution to stockholders, reduction in the market price of our common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, the capital markets may experience extreme volatility and disruption, including higher interest rates and higher borrowing costs, which could make it more difficult for us to raise capital. If we cannot access the capital markets upon favorable terms or at all, it may impact our ability to achieve our goals. Upon filing of this report with the SEC, we will no longer qualify as a WKSI, which may impair our ability to raise capital quickly in response to changing requirements and market conditions.
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
•our investment in and build out of our Campus Headquarters, including the timing and success of subleasing, assigning or otherwise transferring excess space at our Campus Headquarters;
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
•any lawsuits related to our products or commenced against us, including the class actions brought against us or the derivative actions brought against certain of our current and former directors and officers;
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
As of December 31, 2023, we had $15.4 million in restricted cash, which was comprised of $12.6 million to secure the letter of credit to support the development and leasing of our Campus Headquarters and $2.8 million to secure a letter of credit associated with a new co-manufacturer in Europe. Our inability to access and employ the cash that collateralizes our outstanding and future letters of credit may impact our liquidity and could have an adverse impact on our business, operations and financial condition.

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
We have offices, internal manufacturing and co-manufacturing facilities located in the United States and internationally. The impact of a major earthquake, tsunami, tornado, flood, wildfire, drought or other natural disaster or severe weather event at any of these facilities on our overall operations is difficult to predict, but such a natural disaster or severe weather event could seriously disrupt our entire business and lead to substantial losses, which may not be covered by insurance. Additionally, to the extent such events become more frequent or intense, such as a result of climate change, it may adversely impact the cost or availability of such insurance.
Climate change may negatively affect our business and operations.
Increasing concentrations of greenhouse gases in the atmosphere have generally been concluded to lead to increased ambient global temperatures, as well as changes in weather patterns and the frequency and severity of extreme weather and natural disasters. Adverse climate conditions, weather patterns and the impact of such conditions and patterns such as drought, flood, wildfires, mudslides and rising ambient temperatures adversely impact product cultivation conditions for farmers and agricultural productivity, including by disrupting ecosystems and severely altering the growing conditions, nutrient levels, soil moisture and water availability necessary for the growth and cultivation of crops, which would adversely affect the product quality, availability or cost of certain commodities that are necessary for our products, such as yellow peas, mung beans, sunflowers, rice, faba bean, avocado oil, canola oil and coconut oil. Water is a key ingredient in our products. Due to climate-related events, we may also be subjected to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our manufacturing and distribution operations. These and other changes to the physical environment may adversely impact our operations or those of the suppliers on whom we rely. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks.
Risks Related to Being a Public Company
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We continue to upgrade our information technology systems and implement additional financial and management controls, reporting systems and procedures in order to keep up with the requirements of being a reporting company under the Exchange Act.
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
We seek to comply with applicable regulations through a combination of employing internal experience and expert personnel to ensure quality-assurance compliance (i.e., assuring that our products are not adulterated or misbranded) and contracting with third party laboratories that conduct analyses of products to ensure compliance with nutrition labeling requirements and to identify any potential contaminants before distribution. Failure by us or our co-manufacturers to comply with applicable laws and regulations or maintain permits, licenses or registrations relating to our or our co-manufacturers’ operations could subject us to civil remedies or penalties, including fines, injunctions, recalls or seizures, warning letters, restrictions or prohibitions on the marketing or manufacturing of products, or refusals to permit the import or export of products, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material effect on our operating results and business.
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

Any changes in, or changes in the interpretation of, applicable laws, regulations or policies of the FDA or U.S. Department of Agriculture (the “USDA”), state regulators or similar foreign regulatory authorities that relate to the use of the word “meat” or other similar words in connection with plant-based meat products could adversely affect our business, prospects, results of operations or financial condition.
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
For example, in 2018, the state of Missouri passed a law prohibiting any person engaged in advertising, offering for sale, or sale of food products from misrepresenting a product as meat that is not derived from harvested production livestock or poultry. The state of Missouri Department of Agriculture has clarified its interpretation that products which include prominent disclosure that the product is “made from plants,” or comparable disclosure such as through the use of the phrase “plant-based,” are not misrepresented under the Missouri law. Additional states, including Arkansas, Georgia, Mississippi, Louisiana, Oklahoma, South Dakota and Wyoming, have subsequently passed similar laws, and legislation that would impose specific requirements on the naming of plant-based meat products is currently pending in a number of other states, including Arizona. The United States Congress considered (but did not pass) federal legislation, called the Real MEAT Act, that could require changes to our product labeling and marketing, including identifying products as “imitation” meat products, and that would give USDA certain oversight over the labeling of plant-based meat products. If similar bills gain traction and ultimately become law, we could be required to identify our products as “imitation” on our product labels. Further, the FDA has announced that it is developing guidance on naming plant-based meat alternatives that could impact our naming expectations. Canadian Food and Drug Regulations also provide requirements for “simulated meat” products, including requirements around composition and naming.
In Europe, the Agriculture Committee of the European Parliament proposed in May 2019 to reserve the use of “meat” and meat-related terms and names for products that are manufactured from the edible parts of animals. In October 2020, the European Parliament rejected the adoption of this provision. In the absence of European Union legislation, member states remain free to establish national restrictions on meat-related names. In June 2020, France adopted a law prohibiting names to indicate foodstuffs of animal origin to describe, market or promote foodstuffs containing vegetable proteins. In October 2021, France published a draft implementing decree (the “Contested Decree”) to define, for example, the sanctions in case of non-compliance with the new law, and the Contested Decree went into effect in 2022. We do not believe that the Contested Decree complied with the laws of the EU, in particular the principle of free movement of goods. In July 2022, at the request of a trade association, the French High Administrative Court partially suspended the execution of the Contested Decree, which we believe signals that there are indeed serious doubts as to the lawfulness of the Contested Decree, though the suspension is only partial and temporary until the Court rules on the merits of the case. The Company filed an application for annulment against the Contested Decree and intervened in favor of the trade association in their pending case against the Contested Decree. Several plant-based companies filed voluntary intervention in support of the Company’s case on April 20, 2023. On July 12, 2023, the French High Administrative Court decided to refer the case to the Court of Justice of the European Union ("CJEU"). The CJEU is asked to decide on the lawfulness of the Contested Decree banning “meaty” names for plant-based protein under EU law. The procedure before the CJEU started on August 22, 2023, and the Company filed its submission on October 31, 2023. On January 15, 2024, the CJEU closed the written procedure. The period to request an oral hearing closed on February 5, 2024, and the CJEU must now decide whether an oral hearing is necessary in these proceedings. However, the procedure has now lost object, as France repealed the Contested Decree and adopted the New Decree on February 26, 2024. The New Decree essentially maintains the ban on all meaty names for plant-based protein. The judgment of the CJEU would have been determinative as to whether the Contested Decree’s ban on meat names for plant-based foods was lawful, or not, under EU law. Should the CJEU have decided that the ban of the Contested Decree violated EU law, the Company would have been able to continue to market in France as-is. However, a decision from the CJEU confirming the lawfulness of the Decree under EU law would have impacted the Company’s operations in France, and would have also triggered similar prohibitions in other EU countries, which could have significantly disrupted the Company’s operations.
The New Decree has removed some of the Contested Decree’s most open-ended language, but essentially maintains the prohibition on meaty names for plant-based proteins. The New Decree was subject to administrative review procedure by the European Commission (the EU’s executive body) and the EU member states other than France. The Company supported plant-based protein trade associations against the New Decree. Adoption of the New Decree and repeal of the Contested Decree have made the current proceedings before the CJEU and the pending proceedings before the French High Administrative Court without object. Thus, the Company or the plant-based protein trade associations may need to initiate new proceedings before the French High Administrative Court and the CJEU against the New Decree.
France has been the first EU member state to adopt such a law. On December 16, 2023, an Italian law prohibiting names to indicate foodstuffs of animal origin to describe, market or promote foodstuffs containing vegetable proteins (“Italian Law”) entered into force. The Italian Law requires the Ministry of Agriculture to adopt a decree with the names that may not be used to describe plant-based products by February 16, 2024. Separately, on December 5, 2023, Poland published a draft decree banning the use of meaty names to designate plant-based products. Should other EU member state regulatory authorities take action with respect to the use of the term “meat” or similar claims, such that we are unable to use those terms with respect to our plant-based products, we could be subject to enforcement action or recall of our products marketed with these terms, we may be required to modify our marketing strategy, or required to identify our products as “imitation” in our product labels, and our business, prospects, results of operations or financial condition could be adversely affected.
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
The market price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to many factors discussed in this “Risk Factors” section, including:
•general economic, market and political conditions, including the impact of inflation and higher interest rates across the economy and negative effects on consumer confidence and spending levels;
•a continued decrease in demand, and the underlying factors negatively impacting demand, in the plant-based meat category, which may continue to impact demand for our products;
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
•our ability to effectively manage our cost-reduction initiatives and market expectations with respect to our cost-reduction initiatives;
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

Future sales or issuances of our common stock in the public market could cause our share price to fall.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. For example, we may sell additional shares of common stock in public or private offerings, or pursuant to the ATM Program, and may also sell securities convertible into common stock. In addition, 8,234,230 shares of our common stock are reserved for potential issuance upon the conversion of our Notes.
Sales of our common stock, by us or otherwise, or the perception in the market that the holders of a large number of shares of our common stock intend to sell shares, could reduce the market price of our common stock. We cannot predict the size of future sales or issuances of our common stock or securities convertible into our common stock or the effect, if any, that any such future sales or issuances will have on the market price of our common stock.
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
with our amended and restated bylaws providing that stockholders will have been deemed to consent to the personal jurisdiction of the state and federal courts in the State of Delaware for such actions. In addition, our restated certificate of incorporation provides that with respect to any derivative action or proceeding brought on our behalf to enforce any liability or duty created by the Exchange Act or the rules and regulations thereunder, the exclusive forum will be the federal district courts of the United States of America. Our restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
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
As of December 31, 2023, the Company has accumulated federal, state and foreign net operating loss carryforwards of approximately $983.6 million, $413.3 million and $104.0 million, respectively. Approximately $891.9 million of the federal net operating losses and $63.4 million of the state net operating losses do not expire and the remaining federal, state and foreign tax loss carryforwards begin to expire in 2031, 2031 and

2025 respectively, unless previously utilized. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Code and similar state provisions.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program led by the Company’s Vice President, IT, that is designed to protect the confidentiality, integrity, and availability of the Company’s data and systems. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF 2.0). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF 2.0 as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
•A risk assessment process designed to help identify material cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment;
•A security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•Cybersecurity awareness training of our employees, incident response personnel, and senior management;
•A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•A third party risk management process for service providers, suppliers, and vendors.

As of the date of this filing, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For additional information, see Part I, Item 1A, Risk Factors—Risks Related to Our Intellectual Property, Information Technology, Cybersecurity and Privacy—A cybersecurity incident, other technology disruptions or failure to comply with laws and regulations relating to privacy and the protection of data relating to individuals could negatively impact our business, our reputation and our relationships with customers.
Cybersecurity Governance
Our board of directors considers cybersecurity risk as part of its risk oversight function and in February 2024, delegated to the risk committee of the board of directors (“Committee”) oversight of cybersecurity risks and incidents and any other risks and incidents relevant to the Company’s computerized information system controls and security. Prior to February 2024, the board of directors had delegated this oversight to the audit committee of the board of directors. The Committee oversees management’s implementation of our cybersecurity risk management program.
The Committee receives annual reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Committee reports to the full board of directors regarding its activities.
Our IT team, including our Vice President of IT, is responsible for assessing and managing our material risks from cybersecurity threats. The IT team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Members of our IT team have over 10+ years of experience in operations technology support across multiple industries. The team holds industry standard certifications, related to System, Security and Network Administration, and are required to complete security awareness training multiple times per year.
Our IT team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

ITEM 2. PROPERTIES.
Our principal facilities, which are leased except where otherwise indicated, are as follows:

Primary Use	Location	Approximate Area (SF)	Expiration of Lease
United States:
Production of woven protein and dry blend flavor systems	Columbia, MO	26,000	6/30/2025
Production of woven protein and dry blend flavor systems	Columbia, MO	64,000	7/31/2025
Warehousing and dry blending	Columbia, MO	142,000	Owned
Production of finished goods	Devault, PA	86,000	Owned
Corporate headquarters, lab and innovation (“Campus Headquarters”)(1)	El Segundo, CA	282,000	11/30/2033
Lab and innovation space(2)	El Segundo, CA	16,300	1/31/2024

International:
Production of woven protein and dry blend flavor systems	Enschede, the Netherlands	46,000	Owned
Production of woven protein and finished goods	Jiaxing, China	38,000	9/09/2027
Research and development	Shanghai, China	12,000	1/11/2030
______________
(1) As of December 31, 2023, Phase 1-A and Phase 1-B consisting of approximately 142,000 rentable square feet has been completed and delivered to the Company. See Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report.
(2) Effective November 1, 2023, we partially terminated the lease of our former El Segundo, California lab and innovation space reducing the area leased from approximately 30,000 square feet to 16,300 square feet. This lease expired subsequent to the year ended December 31, 2023 on January 31, 2024.

In 2021, we assumed an operating lease for a building in Commerce, California to house our commercialization center, which was terminated in February 2023.
In 2021, we entered into a lease agreement for our Campus Headquarters in El Segundo, California. In 2022, upon completion of the Phase1-A, we moved our Innovation team from our Manhattan Beach Project Innovation Center to the new campus facility. In 2023, upon completion of the tenant improvements associated with Phase 1-B, we moved our headquarters, sales and marketing operations into the new campus facility. On June 30, 2023, we terminated the lease of our former headquarters, also in El Segundo, California.
In 2022, we entered into an agreement to purchase certain property on a neighboring site to our manufacturing facility in Europe located in Enschede, the Netherlands, for cash consideration of approximately €6.3 million, of which a €0.9 million deposit was made during 2022. Given our intention to reduce our overall operating expenses and cash expenditures, subsequent to the year ended December 31, 2023, on February 2, 2024, we terminated the purchase agreement and entered into a lease agreement with the subsequent purchaser of the property to lease the approximately 114,000 square foot property. See Note 14 Subsequent Event, to the Notes to Consolidated Financial Statements included elsewhere in this report.
ITEM 3. LEGAL PROCEEDINGS.
We are subject to various legal proceedings and claims that arise in the ordinary course of our business. The Company establishes an accrued liability for legal matters when those matters present loss contingencies that are both probable and estimable. For a description of our material pending legal proceedings, please see Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report. Although the outcome of these and other claims cannot be predicted with certainty, other than the settlement of certain actions, management is not currently able to estimate the reasonable possible amount of loss or range of loss and does not believe that it is probable that the ultimate resolution of the current matters will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the final results of any current or future proceeding cannot be predicted with certainty, and until there is final resolution on any such matter that we may be required to accrue for, we may be exposed to loss in excess of the amount accrued. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock began trading on the Nasdaq Global Select Market under the symbol “BYND” on May 2, 2019. Prior to that date, there was no public trading market for our common stock.
Holders
As of February 28, 2024, there were 463 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
The following graph depicts the total cumulative stockholder return on our common stock from May 2, 2019, the first day of trading of our common stock on the Nasdaq Global Select Market, through December 31, 2023, relative to the performance of the NASDAQ Composite Index and the S&P Food and Beverage Select Industry Index, a peer group that includes Beyond Meat. The graph assumes an initial investment of $100.00 at the close of trading on May 2, 2019 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

COMPARISON OF 56 MONTH CUMULATIVE TOTAL RETURN*
Among Beyond Meat, Inc., the NASDAQ Composite Index,
and the S&P Food & Beverage Select Industry Index
300
250
200
150
100
50
0
US$
5/2/2019
9/19
3/20
9/20
3/21
9/21
3/22
9/22
3/23
9/23
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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
We sell a range of plant-based meat products across our three core platforms of beef, pork and poultry. As of December 2023, Beyond Meat branded products were available at approximately 133,000 retail and foodservice outlets in more than 65 countries worldwide, across mainstream grocery, mass merchandiser, club store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools. The number of retail and foodservice outlets where Beyond Meat branded products are available was derived from rolling 52-week data as of December 2023 and excludes approximately 44,000 U.S. retail outlets unique to Beyond Meat Jerky or 2,300 outlets on a rolling 12-week basis. In 2023, we continued the process of renegotiating certain contracts and changing operating activities related to Beyond Meat Jerky and assumed the distribution responsibilities for Beyond Meat Jerky in the fourth quarter of 2023. As part of our Global Operations Review, we made the decision to discontinue the Beyond Meat Jerky product line.
Net revenues decreased to $343.4 million in 2023 from $418.9 million in 2022, representing an 18.0% reduction. We have generated losses since inception. Net loss in 2023 and 2022 was $338.1 million and $366.1 million, respectively, as weak demand, driven by prolonged softness in demand in the category and for our products in certain channels and regions, increased competition and the lingering effects of COVID, among other things, resulted in declines in our net revenues that we were unable to offset with commensurate cost reductions. In 2023, our operating environment continued to be affected by uncertainty related to macroeconomic issues, including prolonged and further softening of demand in the plant-based meat category, high inflation, higher interest rates, and concerns about the likelihood of a recession, among other things, all of which have had and could continue to have unforeseen impacts on our actual realized results. Our net revenues, gross profit, gross margin, earnings and cash flows have been and may continue to be adversely impacted in 2024 and beyond by the following:
•unfavorable changes in our product sales mix, including the launch of new products, which may carry lower margin profiles relative to existing products, increased sales to strategic QSR customers, generally carrying a lower selling price per pound as a percentage of our total sales, and changing demand for our core products;

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
•the impact of high inflation and the plant-based meat sector’s premium pricing relative to animal protein, which have caused and could continue to cause consumers to trade down into cheaper forms of protein, including animal meat, beans and other non-animal meat protein sources;
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
•changes in forecasted demand, including for our core products—namely Beyond Burger, Beyond Beef, and Beyond Sausage—and others;
•changes in operating and distribution activities related to Beyond Meat Jerky, including the impact of discontinuing the product line;
•managing inventory levels, including sales to liquidation channels and the level of inventory provision;
•changes in our pricing strategy, including actions intended to improve our price competitiveness relative to competing products or to improve profitability;
•increased unit cost of goods sold due to lower production volumes in response to weaker demand, which has and may continue in the future to adversely impact coverage of fixed production costs within our manufacturing facilities;
•increased unit cost of goods sold due to input cost inflation, including higher transportation, raw materials, energy, labor and supply chain costs;
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
Cost-Reduction Initiatives and Global Operations Review
In response to the current difficult environment and the negative impact of certain factors on our business and the overall plant-based meat category, beginning in 2022 we pivoted our focus toward sustainable long-term growth supported by three pillars: (1) driving margin recovery and operating expense reduction through the implementation of lean value streams across our beef, pork and poultry platforms; (2) inventory reduction and cash flow generation through more efficient inventory management; and (3) focusing on near-term retail and foodservice growth drivers while supporting strategic key long-term partners and opportunities. Based on cost reduction initiatives intended to reduce operating expenses, in August 2022 and October 2022, we implemented reductions in force affecting approximately 4% and 19%, respectively, of our global workforce.

To further reduce operating expenses, in November 2023, we announced that we were initiating a review of our global operations (the “Global Operations Review”), narrowing our commercial focus to certain growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. These efforts may include the exit or discontinuation of select product lines such as Beyond Meat Jerky; changes to our pricing architecture within certain channels; accelerated, cash-accretive inventory reduction initiatives; further optimization of our manufacturing capacity and real estate footprint; and the continued review of our operations in China. As part of this review, on November 1, 2023, our board of directors approved a plan to reduce our workforce by approximately 65 employees, representing approximately 19% of our global non-production workforce (or approximately 8% of our total global workforce).
The following table summarizes the non-cash charges recorded in our consolidated statement of operations for the year ended December 31, 2023 as a result of our Global Operations Review:

(in thousands)
Non-cash charges recorded in cost of goods sold:
Incremental provision for excess and obsolete inventory(1)	$38,045
Accelerated depreciation on planned write-offs or disposals of fixed assets(2)	23,860
Write-off of prepaid raw materials cost	5,000
Total non-cash charges recorded in cost of goods sold	$66,905
Non-cash charges recorded in operating expenses :
Accelerated depreciation on planned write-offs or disposals of fixed assets recorded in research and development expenses	$962
Loss on sale and write-down of fixed assets recorded in SG&A expenses to fair value	16,639
Total non-cash charges recorded in operating expenses	$17,601
Total	$84,506
__________
(1) Includes $16.5 million associated with Beyond Meat Jerky. As part of our ongoing Global Operations Review, we made the decision to discontinue the Beyond Meat Jerky product line.
(2) Includes $3.6 million associated with Beyond Meat Jerky fixed assets.

We may not be able to fully realize the cost savings and benefits initially anticipated from our cost-reduction initiatives and Global Operations Review, and the realized costs may be greater than expected. See Part I, Item 1A. Risk Factors— Risks Related to Our Business—Our strategic initiatives to improve our cost structure could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions, including achieving and/or sustaining cash flow positive operations.

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
We present our net revenues by geography and distribution channel as follows:

Distribution Channel	Description
U.S. Retail	Net revenues from retail sales to the U.S. market and, sales to TPP, our joint venture with PepsiCo, Inc.(1)
U.S. Foodservice	Net revenues from restaurant and foodservice sales to the U.S. market
International Retail	Net revenues from retail sales to international markets, including Canada
International Foodservice	Net revenues from restaurant and foodservice sales to international markets, including Canada
_____________
(1)There were no net revenues associated with Beyond Meat Jerky sold to TPP in the second half of 2023 as we assumed distribution responsibilities in the fourth quarter of 2023. As part of our Global Operations Review, we made the decision to discontinue the Beyond Meat Jerky product line.

The following factors and trends in our business have driven net revenue growth over prior periods and are expected to be key drivers of our net revenue growth over time, subject to the challenges discussed above:
•increased penetration across our retail channel, including mainstream grocery, mass merchandiser, club store and natural retailer channels, and our foodservice channel, including increased desire by foodservice establishments, including large Full Service Restaurant and/or global QSR customers, to add plant-based products to their menus and to highlight and retain these offerings;
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
•our continued innovation and product commercialization, including enhancing existing products such as the recent announcement of our Beyond IV generation of products, and introducing new products across our plant-based platforms that appeal to a broad range of consumers, specifically those who typically eat animal-based meat;
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
•overall market trends, including consumer awareness and demand for nutritious, convenient and high protein plant-based foods; and
•localized production and third party partnerships to improve our cost of production and increase the availability, accessibility and speed with which we can get our products to customers internationally.
As we seek to grow our net revenues, we continue to face several challenges, including prolonged, weakened demand within the plant-based meat category overall, broad macroeconomic headwinds, including elevated levels of inflation, higher interest rates, waning consumer confidence and recessionary concerns, adverse changes in consumers’ perceptions about the health attributes of our products, increased competitive activity in the plant-based meat category, and global events such as the war in Ukraine and the conflict in Israel, Gaza and surrounding areas and their potential impact on availability of raw materials and/or distribution of our products.
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We anticipate that over time we will need to continue to offer more trade and promotion discounts to both our retail and foodservice customers, to drive increased consumer trials and in response to changing consumer and customer behavior and increased competition and pressure on the plant-based meat category. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. At the end of each accounting period, we recognize a contra asset to “Accounts receivable” for estimated sales discounts that have been incurred but not paid which totaled $6.9 million and $4.6 million as of December 31, 2023 and 2022, respectively. We continue to face increasing competition across all channels, especially if consumers continue to trade down among proteins in the context of significant inflationary pressure.
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
Seasonality
Generally, we expect to experience greater demand for certain of our products during the U.S. summer grilling season. In 2023, 2022 and 2021, U.S. retail channel net revenues during the second quarter were 10%, 16% and 21% higher than the first quarter, respectively. While we expected to continue to see additional seasonality effects in 2023, as compared to 2022 and 2021, we saw more muted effects from seasonality in the third and fourth quarters of 2023 as compared to the prior-year period and the second quarter of 2023, primarily reflecting weak category demand and pricing actions. In general, any historical effects of seasonality have been more pronounced within our U.S. retail channel, with revenue contribution from this channel generally tending to be greater in the second and third quarters of the year, driven by increased levels of grilling activity, higher levels of purchasing by customers ahead of holidays, the impact of customer shelf reset activity and the timing of product restocking by our retail customers. In an environment of heightened uncertainty from recessionary and inflationary pressures, prolonged weakness in the plant-based meat category, competition and other factors impacting our business, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.
Gross Profit and Gross Margin
Gross profit consists of our net revenues less cost of goods sold. Gross margin is gross profit expressed as a percentage of our net revenues. Our cost of goods sold primarily consists of the cost of raw materials including ingredients and packaging, co-manufacturing fees, direct and indirect labor and certain supply costs, inbound and internal shipping and handling costs incurred in manufacturing our products, warehouse storage fees, plant and equipment overhead, depreciation and amortization expense, provision for excess and obsolete inventory, and accelerated depreciation on write-offs and disposals of certain fixed assets. Under certain circumstances, our cost of goods sold may also include underutilization and/or termination fees associated with our co-manufacturing agreements. Gross profit and gross margin in the year ended December 31, 2023 as compared to the prior-year periods were positively impacted by lower manufacturing costs including lower depreciation expense resulting from a change in the estimated useful lives of certain of our large manufacturing equipment. See Note 6, Property, Plant and Equipment, to the Notes to Consolidated Financial Statements included elsewhere in this report.
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
Gross margin improvement may, however, continue to be negatively impacted by reduced capacity utilization if demand for our products continues to decline, investments in our production infrastructure across the U.S., EU and China in advance of anticipated demand, which may not materialize within the expected timeframe, investing in production personnel, partnerships and product pipeline, aggressive pricing strategies and increased discounting, increases in inventory provision, write-down or write-off of obsolete inventory and potentially increased sales to liquidation channels at lower prices, changes in our product and customer sales mix, expansion into new geographies and markets where cost and pricing structures may differ from our existing markets, and underutilization fees, termination fees and other costs to exit certain supply chain arrangements and product lines. Gross margin improvement may also be negatively impacted by the impact of inflation, increasing labor costs, materials costs and transportation costs.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, share-based compensation, scale-up expenses, depreciation and amortization expenses on research and development assets, and facility lease costs. Our research and development efforts are focused on enhancements to our existing product formulations and production processes in addition to the development of new products. We expect to continue to invest in research and development over time, as research and development and innovation are core elements of our business strategy, and we believe they represent a critical competitive advantage for us. We believe that we need to continue to innovate in order to capture a larger share of consumers who typically eat animal-based meats. We decreased our research and development expenses in 2023 and expect research and development expenses in 2024 to decrease further from the levels in 2023 primarily as a result of the reduction-in-force implemented in November 2023 and as we focus on reducing and optimizing operating expenses more broadly.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses consist primarily of selling, marketing and administrative expenses, including personnel and related expenses, share-based compensation, outbound shipping and handling costs, non-manufacturing lease expense, depreciation and amortization expense on non-manufacturing and non-research and development assets, charges related to asset write-offs including loss on sale and write-down of fixed assets, consulting fees and other non-production operating expenses. Marketing and selling expenses include advertising costs, share-based compensation awards to brand ambassadors, costs associated with consumer promotions, product donations, product samples and sales aids incurred to acquire new customers, retain existing customers and build our brand awareness. Administrative expenses include expenses related to management, accounting, legal, IT and other office functions. We decreased SG&A expenses in 2023 and expect SG&A expenses in 2024 to decrease further from the levels in 2023, as we focus on reducing and optimizing operating expenses more broadly, including as part of the implementation of lean value streams across our beef, pork and poultry platforms.
Reduction-In-Force
On November 1, 2023, our board of directors approved a plan to reduce our workforce by approximately 65 employees, representing approximately 19% of our global non-production workforce (or approximately 8% of our total global workforce). This decision was based on cost-reduction initiatives intended to reduce operating expenses. In 2023, we incurred one-time cash charges of approximately $1.8 million in connection with the reduction-in-force, primarily consisting of notice period and severance payments, employee benefits and related costs. These charges were incurred in the fourth quarter of 2023, and the reduction-in-force was substantially complete by the end of 2023.
In aggregate, in 2024, the reduction-in-force, combined with the elimination of certain open positions, is expected to result in approximately $9.5 million to $10.5 million in cash operating expense savings, and an additional approximately $1.0 million to $2.0 million in non-cash savings related to previously granted, unvested stock-based compensation which would have vested in 2024. See Part I, Item 1A. Risk Factors— Risks Related to Our Business—Our strategic initiatives to improve our cost structure could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions, including achieving and/or sustaining cash flow positive operations.

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

Results of Operations
The following table sets forth selected items in our consolidated statements of operations for the respective periods presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net revenues	$343,376	$418,933	$464,700
Cost of goods sold	426,031	442,676	347,419
Gross (loss) profit	(82,655)	(23,743)	117,281
Research and development expenses	39,530	62,264	66,946
Selling, general and administrative expenses	220,344	239,505	209,474
Restructuring expenses	(631)	17,259	15,794
Total operating expenses	259,243	319,028	292,214
Loss from operations	$(341,898)	$(342,771)	$(174,933)

The following table presents selected items in our consolidated statements of operations as a percentage of net revenues for the respective periods presented:

	Year Ended December 31,
	2023	2022	2021
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	124.1	105.7	74.8
Gross (loss) profit	(24.1)	(5.7)	25.2
Research and development expenses	11.5	14.9	14.4
Selling, general and administrative expenses	64.2	57.2	45.1
Restructuring expenses	(0.2)	4.1	3.4
Total operating expenses	75.5	76.2	62.9
Loss from operations	(99.6)%	(81.9)%	(37.7)%

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Net Revenues

	Year Ended December 31,		Change
(in thousands)	2023	2022	Amount	%
U.S.:
Retail	$155,240	$234,744	$(79,504)	(33.9)%
Foodservice	50,647	69,289	(18,642)	(26.9)%
U.S. net revenues	205,887	304,033	(98,146)	(32.3)%
International:
Retail	$61,723	$60,907	$816	1.3%
Foodservice	75,766	53,993	21,773	40.3%
International net revenues	137,489	114,900	22,589	19.7%
Net revenues	$343,376	$418,933	$(75,557)	(18.0)%
Net revenues in 2023 decreased $75.6 million, or 18.0%, as compared to the prior year driven by a 10.8% decrease in net revenue per pound and an 8.1% decrease in volume of products sold. The decrease in net revenue per pound was primarily driven by changes in product sales mix and increased trade discounts, partially offset by pricing changes and favorable changes in foreign currency exchange rates. The decrease in volume of products sold primarily reflected weak category demand and the cycling of significant sell-in of Beyond Meat Jerky to TPP in 2022. Net revenues from sales of Beyond Meat Jerky to TPP were $5.3 million in 2023, as compared to $33.5 million in 2022. Net revenues from retail channel sales decreased 26.6% primarily due to higher trade discounts and reduced pricing, and lower overall demand as a result of a deceleration in growth of the plant-based meat category. Net revenues from foodservice channel sales increased 2.5%, primarily from international foodservice channel sales.
Net revenues from U.S. retail sales in 2023 decreased $79.5 million, or 33.9%, as compared to the prior year. Total volume of products sold decreased 26.4%, primarily reflecting weak category demand and the cycling of significant sell-in of Beyond Meat Jerky to TPP in 2022. Net revenue per pound decreased 10.1%. The decrease in net revenue per pound was primarily driven by higher trade discounts and changes in product sales mix, partially offset by changes in product pricing. By product, the decrease in U.S. retail channel net revenues was primarily due to decreased sales of Beyond Meat Jerky to TPP, Beyond Burger, Beyond Sausage and Beyond Breakfast Sausage, partially offset by increased revenues from sales of Beyond Steak and Beyond Chicken products. Beyond Meat branded products were available at approximately 32,000 U.S. retail outlets as of December 2023, excluding outlets unique to Beyond Meat Jerky.
Net revenues from U.S. foodservice sales in 2023 decreased $18.6 million, or 26.9%, as compared to the prior year primarily due to a 30.2% decrease in volume of products sold, primarily reflecting the cycling of sales to a large QSR customer for a limited time offering in the prior year which did not repeat in 2023, partially offset by a 4.8% increase in net revenue per pound. The increase in net revenue per pound was primarily due to changes in product sales mix, partially offset by higher trade discounts. By product, the decrease in U.S. foodservice channel sales was primarily due to decreased sales of certain chicken products, which included the impact from a limited time offering at a large QSR customer in 2022 that ended in early 2023, and Beyond Burger. Beyond Meat branded products were available at approximately 41,000 U.S. foodservice outlets as of December 2023.
Net revenues from international retail channel sales in 2023 increased $0.8 million, or 1.3%, as compared to the prior year primarily due to a 3.5% increase in volume of products sold, primarily reflecting strong sales from new product introductions and the lapping of a weak year-ago comparison, partially offset by a 2.0% decrease in net revenue per pound. The decrease in net revenue per pound was primarily due to higher trade discounts and pricing changes, partially offset by favorable changes in foreign currency exchange rates. By product, the increase in net revenues was primarily due to increased sales of certain chicken products, including Beyond Chicken Tenders, and Beyond Beef, partially offset by the decreased sales of Beyond Sausage and Beyond Burger. Beyond Meat branded products were available at approximately 36,000 international retail outlets as of December 2023.
Net revenues from international foodservice channel sales in 2023 increased $21.8 million, or 40.3%, as compared to the prior year primarily due to a 59.6% increase in volume of products sold, partially offset by a 12.1% decrease in net revenue per pound. The decrease in net revenue per pound was mainly due to higher trade discounts and changes in product sales mix, partially offset by the impact of favorable foreign currency exchange rates. By product, the increase in net revenues was primarily due to increases in sales of certain chicken products, including sales to a large QSR customer, and Beyond Burger, partially offset by decreased sales of Beyond Sausage and Beyond Beef Crumble. Beyond Meat branded products were available at approximately 24,000 international foodservice outlets as of December 2023.
The following table presents consolidated volume of our products sold in pounds for the respective periods presented:

	Year Ended December 31,		Change
(in thousands)	2023	2022	Amount	%
U.S.:
Retail	32,971	44,784	(11,813)	(26.4)%
Foodservice	8,923	12,786	(3,863)	(30.2)%
International:
Retail	13,909	13,435	474	3.5%
Foodservice	22,272	13,951	8,321	59.6%
Volume of products sold	78,075	84,956	(6,881)	(8.1)%

Cost of Goods Sold

	Year Ended December 31,		Change
(in thousands)	2023	2022	Amount	%
Cost of goods sold	$426,031	$442,676	$(16,645)	(3.8)%
Cost of goods sold decreased by $16.6 million, or 3.8%, to $426.0 million in 2023 as compared to the prior year. As a percentage of net revenues, cost of goods sold increased to 124.1% of net revenues in 2023 from 105.7% of net revenues in the prior year. The decrease in cost of goods sold was primarily due to lower volume of products sold and, to a lesser extent, increased cost per pound. On a per pound basis, cost of goods sold was impacted by higher provision for excess and obsolete inventory and accelerated depreciation on planned write-offs and disposals of certain fixed assets, partially offset by lower logistics costs, lower manufacturing costs and lower materials costs. The introduction of Beyond Meat Jerky in the first quarter of 2022 negatively impacted cost per pound in 2022 but had a substantially lower impact in 2023 as a result of meaningfully reduced sales of Beyond Meat Jerky to TPP in 2023 as compared to 2022. In the year ended December 31, 2023, depreciation expense benefited by $19.0 million as a result of a change in the estimated useful lives of certain of our large manufacturing equipment, relative to depreciation expense utilizing our previous estimated useful lives. See Note 6, Property, Plant and Equipment, to the Notes to Consolidated Financial Statements, included elsewhere in this report. Cost of goods sold in 2022 included $22.6 million in write-offs of excess and obsolete inventories and $1.0 million in write-down of inventory to lower of cost or net realizable value.
Cost of goods sold in 2023 included $66.9 million in costs resulting from our Global Operations Review including incremental provision for excess and obsolete inventory, accelerated depreciation on planned write-offs or disposals of fixed assets, and write-off of prepaid raw materials cost. In addition, cost of goods sold in

2023 included contract termination costs associated with certain co-manufacturing agreements in the amount of $4.4 million and additional specific provision, primarily for inventory associated with a large QSR customer in the amount of $6.1 million. Cost of goods sold in 2022 included contract termination and underutilization fees associated with a certain co-manufacturing agreement in the amounts of $4.1 million and $5.0 million, respectively.
Gross (Loss) Profit and Gross Margin

	Year Ended December 31,		Change
(in thousands)	2023	2022	Amount	%
Gross (loss) profit	$(82,655)	$(23,743)	$(58,912)	248.1%
Gross margin	(24.1)%	(5.7)%	N/A	N/A
Gross profit in 2023 was a loss of $82.7 million, as compared to a loss of $23.7 million, in the prior year, a decline of $58.9 million or 248.1%. Gross margin in 2023 decreased to a negative gross margin of 24.1% from a negative gross margin of 5.7% in the prior year. Gross profit and gross margin decreased primarily due to a 10.8% decrease in net revenue per pound, a 8.1% decrease in total volume of products sold, and a 4.8% increase in cost per pound in 2023 compared to the prior year.
Gross profit and gross margin in 2023 as compared to 2022 were negatively impacted by lower net revenues per pound, higher inventory provision per pound and higher manufacturing costs including depreciation, partially offset by lower logistics costs and lower materials costs per pound. The increase in inventory provision included $38.0 million in non-cash charges resulting from our Global Operations Review. In addition, gross profit and gross margin in 2023 included a $4.4 million in contract termination costs associated with a certain co-manufacturing agreement and $6.1 million in additional provision for inventory associated with a large QSR customer. In 2023, gross profit and gross margin benefited by $19.0 million and 23%, respectively, as a result of a change in the estimated useful lives of certain of our large manufacturing equipment, as compared to those same measures calculated using our previous estimated useful lives. See Note 6, Property, Plant and Equipment, to the Notes to Consolidated Financial Statements included elsewhere in this report.
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
Research and Development Expenses

	Year Ended December 31,		Change
(in thousands)	2023	2022	Amount	%
Research and development expenses	$39,530	$62,264	$(22,734)	(36.5)%
Research and development expenses decreased $22.7 million, or 36.5%, in 2023, as compared to the prior year. Research and development expenses decreased primarily due to $17.4 million in lower scale-up expenses and $14.3 million in lower salaries and related expenses compared to the prior year, resulting from a lower headcount, partially offset by higher facility lease-related costs and approximately $1.0 million in incremental accelerated depreciation from planned write-offs and disposals of certain fixed assets associated with research and development resulting from our Global Operations Review.
SG&A Expenses

	Year Ended December 31,		Change
(in thousands)	2023	2022	Amount	%
Selling, general and administrative expenses	$220,344	$239,505	$(19,161)	(8.0)%

SG&A expenses decreased by $19.2 million, or 8.0%, in 2023, to $220.3 million or 64.2% of net revenues as compared to the prior year. The decrease was primarily due to $15.6 million in lower salaries and related expenses resulting from a lower headcount, $14.0 million in lower marketing expenses including $5.4 million in lower advertising expenses, $6.8 million in lower outbound freight expenses, $4.8 million in lower share-based compensation expenses, $2.7 million in lower product donations and $2.1 million in lower legal fees, partially offset by $19.2 million in higher loss on sale and write-down of fixed assets to fair value, $3.8 million in write-off of an uncollectible note receivable that was previously recorded for assets sold and $2.5 million in higher consulting expenses. In 2023, SG&A expenses included $16.6 million in non-cash charges from the loss on sale and write-down of fixed assets to fair value resulting from the Global Operations Review, which primarily included the write-down of assets held for sale to their estimated net realizable value less cost to sell.
Restructuring Expenses
As a result of the termination in May 2017 of an exclusive supply agreement with one of our co- manufacturers due to non-performance under the agreement, we recorded a credit of $(0.6) million, primarily driven by a reversal of certain accruals in 2023 and restructuring expenses of $17.3 million in 2022, primarily related to legal and other expenses associated with the dispute. As of December 31, 2023 and 2022, there were $0 and $0.7 million, respectively, in accrued unpaid restructuring expenses. On October 18, 2022, the parties entered into a confidential written settlement agreement and mutual release pursuant to which the parties agreed to dismiss with prejudice all claims and cross-claims asserted in the associated cases filed in the Superior Court of the State of California for the County of Los Angeles and the United States District Court for the Central District of California. See Note 3, Restructuring, and Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements, included elsewhere in this report.
Loss from Operations
Loss from operations in 2023 was $341.9 million compared to loss from operations of $342.8 million in the prior year. The decrease in loss from operations was primarily driven by the decline in gross profit, fully offset by lower SG&A expenses, research and development expenses and restructuring expenses.
Total Other Income (Expense), Net
Total other income (expense), net, in the year ended December 31, 2023 of $7.7 million consisted primarily of $10.8 million in interest income and $1.1 million in realized and unrealized foreign currency transaction gains due to favorable changes in foreign currency exchange rates of the Euro and Chinese Yuan, partially offset by $4.0 million in interest expense from the amortization of convertible debt issuance costs. Total other expense, net, in the year ended December 31, 2022 of $4.4 million consisted primarily of $4.0 million in interest expense from the amortization of convertible debt issuance costs and $4.9 million in realized and unrealized foreign currency transaction losses due to unfavorable changes in foreign currency exchange rates of the Euro and Chinese Yuan, partially offset by $4.5 million in interest income.
Income Tax Expense
For 2023 and 2022, we recorded an income tax expense of $5,000 and $32,000, respectively. These amounts primarily consist of income taxes for state jurisdictions which have minimum tax requirements. No tax benefit was provided for losses incurred because those losses were offset by a full valuation allowance.
Net Loss
Net loss was $338.1 million in 2023 compared to $366.1 million in the prior year. This decrease in net loss was driven by the year-over-year decrease in operating expenses and increase in Other income, net, partially offset by the decrease in gross profit.
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

The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net loss, as reported (unaudited):

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net loss, as reported	$(338,144)	$(366,137)	$(182,105)
Income tax expense	5	32	60
Interest expense	3,955	3,966	3,648
Depreciation and amortization expense	48,094	32,582	21,663
Restructuring expenses(1)	(631)	17,259	15,794
Share-based compensation expense	29,098	33,857	27,698
Other, net(2)(3)	(11,616)	420	487
Adjusted EBITDA	$(269,239)	$(278,021)	$(112,755)
Net loss as a % of net revenues	(98.5)%	(87.4)%	(39.2)%
Adjusted EBITDA as a % of net revenues	(78.4)%	(66.4)%	(24.3)%
_____________

(1)
Primarily comprised of legal and other expenses associated with the dispute with a co-manufacturer with whom an exclusive supply agreement was terminated in May 2017. On October 18, 2022, the parties to this dispute entered into a confidential written settlement agreement and mutual release related to this matter. In the year ended December 31, 2023, we recorded a credit of $(0.6) million, in restructuring expenses, primarily driven by a reversal of certain accruals. See Note 3, Restructuring, to the Notes to Consolidated Financial Statements included elsewhere in this report.

(2)
Includes $1.1 million, $(4.9) million and $(0.2) million in net foreign currency transaction gains (losses) in 2023, 2022 and 2021, respectively. Also includes $1.0 million loss on extinguishment of debt associated with termination of the Company’s credit facility in 2021.

(3)	Includes $10.8 million, $4.5 million and $0.2 million in interest income in 2023, 2022 and 2021, respectively.

Liquidity and Capital Resources
ATM Program
On May 10, 2023, we filed an automatically effective shelf registration statement on Form S-3 with the SEC, which allows us to sell, from time to time, and at our discretion, subject to our compliance with applicable laws and the applicable requirements of the Equity Distribution Agreement (as defined below), shares of our common stock having an aggregate offering price of up to $200.0 million pursuant to an “at the market” offering program (the “ATM Program”). We intend to use the net proceeds, if any, from sales of our common stock issued under the ATM Program for general corporate and working capital purposes. The timing of any sales and the number of shares sold, if any, will depend on a variety of factors to be determined by us.
The shares will be offered pursuant to an equity distribution agreement between us and Goldman Sachs and Co. LLC (“Goldman Sachs”), as sales agent (the “Equity Distribution Agreement”). We will pay Goldman Sachs a commission equal to 3.25% of the aggregate gross proceeds of any shares sold through Goldman Sachs pursuant to the Equity Distribution Agreement. We are not obligated to sell any shares under the Equity Distribution Agreement. As of December 31, 2023, no sales had been made under the Equity Distribution Agreement and the ATM Program’s full capacity remained available.
Convertible Senior Notes
In 2021, we issued a total of $1.15 billion aggregate principal amount of 0% Convertible Senior Notes due 2027 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). For a discussion about the Notes, see Note 7, Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Liquidity Outlook
In 2024, our cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part I, Item 1A, Risk Factors, and Note Regarding Forward-Looking Statements included elsewhere in this report. In addition, inflation, rising and higher interest rates, overall economic conditions, concerns about the likelihood of a recession and hostilities in Eastern Europe and the Middle East, among other factors, have led to increased disruption and volatility in capital markets and credit markets generally, which could adversely affect our ability to access capital resources in the future and potentially harm our liquidity outlook.
Our current business plan is to continue to reduce operating expenses and utilize inventory management to reduce working capital. To further reduce operating expenses, in the fourth quarter of 2023, we announced the initiation of our Global Operations Review, which involves narrowing our commercial focus to certain growth opportunities and accelerating activities that prioritize gross margin expansion and cash generation. These efforts have to date included, and may in the future include, the discontinuation of select product lines such as Beyond Meat Jerky; changes to our pricing architecture within certain channels (including our current plan to increase the prices of certain of our products); accelerated, cash-accretive inventory reduction initiatives; further optimization of our manufacturing capacity and real estate footprint; and the continued review of our operations in China.
Based on our current business plan, we believe that our existing cash balances, including our anticipated cash flow from operations, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. We anticipate that we will seek to raise additional capital in 2024, which may include the issuance of debt or equity securities, including through the ATM Program, subject to our compliance with applicable laws and the applicable requirements of the Equity Distribution Agreement, or securities convertible into or exchangeable for our common stock. Such financing and other potential financings may result in dilution to stockholders, reduction in the market price of our common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all. Our cash requirements under our significant contractual obligations and commitments are listed below in the section titled “Contractual Obligations and Commitments.”
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
Our operating environment continues to be affected by uncertainty related to macroeconomic issues, including ongoing, further weakened demand in the plant-based meat category, high inflation, higher interest rates, and concerns about the likelihood of a recession, among other things, all of which have had and could continue to have unforeseen impacts on our actual realized results, including our liquidity outlook. Although in the third quarter of 2023 we met our previously stated target of achieving cash flow positive operations within the second half of 2023, this outcome included the benefit of certain transitory factors which abated and, as such, we did not sustain free cash flow positive operations in the fourth quarter of 2023. Our ability to make progress toward our goal of achieving sustained cash flow positive operations is dependent on a number of assumptions and uncertainties, including, without limitation, demand in the plant-based meat category and for our products; our ability to reduce costs and achieve positive gross margins; our ability to grow revenues and meet operating expense reduction targets, which may be subject to factors beyond our control; timing of capital expenditures; and our ability to monetize inventory and manage working capital.
On November 1, 2023, our board of directors approved a plan to reduce our workforce by approximately 65 employees, representing approximately 19% of our global non-production workforce (or approximately 8% of our total global workforce). This decision was based on cost-reduction initiatives intended to reduce operating expenses. In 2023, we incurred one-time cash charges of approximately $1.8 million in connection with the reduction-in-force, primarily consisting of notice period and severance payments, employee benefits and related costs. These charges were incurred in the fourth quarter of 2023, and the reduction-in-force was substantially complete by the end of 2023, but local law and consultation requirements may extend the process beyond the end of 2023 in certain countries.

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
In 2021, we issued a total of $1.15 billion in aggregate principal amount of Notes as discussed above. See Note 7, Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report. On May 10, 2023, we filed an automatically effective shelf registration statement on Form S-3, in connection with our ATM Program, discussed above. As of December 31, 2023, no sales had been made under the Equity Distribution Agreement and the ATM Program’s full capacity remained available.
As of December 31, 2023, we had $190.5 million in unrestricted cash and cash equivalents and $15.4 million in restricted cash, which was comprised of $12.6 million to secure the letter of credit to support the development and leasing of our Campus Headquarters and $2.8 million to secure a letter of credit associated with a third party contract manufacturer in Europe.
We anticipate that we will seek to raise additional capital in 2024, which may include the issuance of debt or equity securities, including through our ATM Program, subject to our compliance with applicable laws and the applicable requirements of the Equity Distribution Agreement, or securities convertible into or exchangeable for our common stock.
Cash Flows
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash (used in) provided by:
Operating activities	$(107,825)	$(320,244)	$(301,370)
Investing activities	$(9,491)	$(87,527)	$(147,479)
Financing activities	$(550)	$276	$1,022,322
Net Cash Used in Operating Activities
In 2023, we incurred a net loss of $338.1 million, which was the primary reason for net cash used in operating activities of $107.8 million. Net cash inflows from changes in our operating assets and liabilities were $114.7 million, primarily due to a decrease in inventory balances, decrease in prepaid expenses and other assets, an increase in accounts payable and a decrease in accounts receivable balances, partially offset by cash outflows due to an increase in prepaid lease costs in the amount of $4.2 million associated with the Campus Lease (see Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report), a decrease in operating lease liabilities and a decrease in accrued expenses and other current liabilities. Net loss in 2023, included $115.7 million in non-cash expenses primarily comprised of depreciation and amortization expense, share-based compensation expense, loss on sale and write-down of fixed assets, non-cash lease expense, amortization of debt issuance costs, equity in losses in TPP and write-down of a note receivable.

In 2022, we incurred a net loss of $366.1 million, which was the primary reason for net cash used in operating activities of $320.2 million. Net cash outflows from changes in operating assets and liabilities were primarily due to $55.1 million in cash outflows associated with the prepaid lease costs for the Campus Lease (see Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report), payments toward accounts payable and a decrease in accrued expenses. The net cash outflows were partially offset by a decrease in accounts receivable, prepaid expenses and other assets and a decrease in inventory. Net loss in 2022 included $100.1 million in non-cash expenses primarily comprised of share-based compensation expense, depreciation and amortization expense, non-cash lease expense, unrealized loss on foreign currency transactions and amortization of debt issuance costs.
Depreciation and amortization expense was $48.1 million and $32.6 million in 2023 and 2022, respectively. Depreciation expense in 2023 includes accelerated depreciation on planned write-offs and disposals of fixed assets primarily recorded in cost of good sold as a result of our Global Operations Review.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our investments in property, plant and equipment and investment in TPP, offset by proceeds from sales of certain fixed assets.
In 2023, net cash used in investing activities was $9.5 million and consisted of $10.6 million in cash outflows to support maintenance and our investments in property, plant and equipment, and $3.3 million for investment in TPP that was previously committed, partially offset by $4.3 million in proceeds from sales of certain fixed assets.
In 2022, net cash used in investing activities was $87.5 million and consisted of $70.5 million in cash outflows for purchases of property, plant and equipment, primarily driven by continued investments in production equipment and facilities related to our capacity expansion initiatives and international expansion, and $13.3 million for investment in TPP.
Net Cash Provided by Financing Activities
In 2023, net cash used in financing activities was $0.6 million which consisted of $0.5 million in payments of minimum withholding taxes on net share settlement of equity awards and $0.2 million for payments under finance lease obligations, partially offset by $0.2 million in proceeds from stock option exercises.
In 2022, net cash provided by financing activities was $0.3 million primarily from $1.6 million in proceeds from stock option exercises, partially offset by $1.1 million in payments of minimum withholding taxes on net share settlement of equity awards and $0.2 million in payments under finance lease obligations.
Contractual Obligations and Commitments
Convertible Senior Notes
In March 2021, we issued a total of $1.15 billion aggregate principal amount of Notes. The proceeds from the issuance of the Notes were approximately $1.0 billion, net of capped call transaction costs of $84.0 million and debt issuance costs totaling $23.6 million. See Note 7, Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Leases
In 2021, we entered into the Campus Lease with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), to house our Campus Headquarters. Although we are involved in the design of the tenant improvements of the Campus Headquarters, we do not have title or possession of the assets during construction. In addition, we do not have the ability to control the leased Campus Headquarters until each phase of the tenant improvements is complete. We contributed $4.2 million and $55.1 million in payments towards the construction of the Campus Headquarters in the years ended December 31, 2023 and 2022, respectively. These payments are initially recorded in “Prepaid lease costs, non-current” in the Company’s consolidated balance sheet and will ultimately be recorded as a component of a right-of-use asset upon lease commencement for each phase of the lease. As of December 31, 2023, the Company has recognized a right-of-use asset and lease liability for Phase 1-A and Phase 1-B in its consolidated balance sheet. Aggregate payments towards base rent over the initial lease term associated with the remaining phases not yet delivered to the Company are approximately $79.4 million.
Concurrent with our execution of the Campus Lease, as a security deposit, we delivered to the Landlord a letter of credit in the amount of $12.5 million, which amount will decrease to: (i) $6.3 million on the fifth (5th) anniversary of the Rent Commencement Date, which amount will decrease to: (i) $6.3 million on the fifth (5th) anniversary of the Rent Commencement Date (as defined in the Campus Lease); (ii) $3.1 million on the eighth (8th) anniversary of the Rent Commencement Date; and (iii) $0 in the event the Company receives certain credit ratings; provided the Company is not then in default of its obligations under the Campus Lease.
The letter of credit is secured by a $12.6 million deposit reflected in our consolidated balance sheet as “Restricted cash, non-current” as of December 31, 2023 and 2022. See Note 4, Leases, and Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report.
China Investment and Lease Agreement
In 2020, we and our subsidiary, BYND JX, entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX has agreed to make certain investments in the JXEDZ in two phases of development, and we have agreed to guarantee certain repayment obligations of BYND JX under such agreement.
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
As of December 31, 2023, we had invested $22.0 million as the registered capital of BYND JX and advanced $20.0 million to BYND JX. See Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report.
The Planet Partnership
In 2021, we entered into TPP, a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack products made from plant-based protein. In 2023 and 2022, we recognized our share of the net losses in TPP in the amount of $3.9 million and $18.9 million, respectively. For the years ended December 31, 2023 and 2022, we contributed our share of the investment in TPP of $3.3 million and $13.3 million, respectively. As of the year ended December 31, 2022, we had contributed our share of the investment in TPP in the amount of $24.3 million. In 2023, we contributed an additional $3.3 million as our share of an additional investment in TPP resulting in a total contribution of $27.6 million as of December 31, 2023. See Note 2, Summary of Significant Accounting Policies, Note 10, Commitments and Contingencies, and Note 13, Related Party Transactions, to the Notes to Consolidated Financial Statements included elsewhere in this report.
In 2023, we continued the process of renegotiating certain contracts and changing operating activities related to Beyond Meat Jerky and assumed sales and distribution responsibilities associated with Beyond Meat Jerky in the fourth quarter of 2023. As part of our Global Operations Review, we made the decision to discontinue the Beyond Meat Jerky product line. For a discussion of the risks associated with our assumption of the distribution responsibilities for Beyond Meat Jerky, see Part I, Item 1A, “Risk Factors—Risks Related to Our Investments—Joint ventures may not operate according to their business plans if our partners fail to fulfill their obligations, which may adversely affect our results of operations and compel us to dedicate additional resources to these joint ventures.
Purchase Commitments
In 2022, we entered into a co-manufacturing agreement (“Agreement”) with a co- manufacturer to manufacture various products. The Agreement included a minimum order quantity commitment per month and an aggregate quantity over a five-year term. On November 21, 2023, we terminated the Agreement because the co-manufacturer failed to meet its obligations under the Agreement and recorded $4.4 million in termination-related charges. As of December 31, 2023 and December 31, 2022, we had $0 and $84.6 million, respectively, in fee commitments related to the Agreement. See Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report.
In 2022, we entered into an agreement to purchase certain property on a neighboring site to our manufacturing facility in Europe located in Enschede, the Netherlands, for cash consideration of approximately €6.3 million, of which a €0.9 million deposit was made during 2022. Given our intention to reduce our overall operating expenses and cash expenditures, subsequent to the year ended December 31, 2023, on February 2, 2024, we terminated the purchase agreement and entered into a lease agreement with the subsequent purchaser of the property to lease the approximately 114,000 square foot property. The original security deposit was returned to us and was paid to the purchaser as a prepaid lease payment. See Note 14 Subsequent Event, to the Notes to Consolidated Financial Statements included elsewhere in this report.
On July 1, 2023, we and Roquette Frères entered into a second amendment (the “Second Amendment”) to our existing pea protein supply agreement dated January 10, 2020, as amended by the first amendment dated August 3, 2022 (the “First Amendment”). Pursuant to the Second Amendment, the terms of the agreement and existing purchase commitments set forth in the First Amendment were revised and extended through December 31, 2025. Pursuant to the Second Amendment, the purchase commitment was revised such that we have committed to purchase pea protein inventory totaling $10.9 million in 2024 and $17.1 million in 2025. In 2023, as a result of our Global Operations Review, we wrote off $5.0 million in prepayments for an option to purchase pea protein inventory in the future that we estimated that we may not be able to use.
In addition, as of December 31, 2023, we had approximately $9.2 million in outstanding purchase order commitments for capital expenditures primarily to purchase machinery and equipment. Payments for these purchases will be due within twelve months of December 31, 2023.

The following table summarizes our significant contractual obligations as of December 31, 2023:

	Payments Due by Period
(in thousands)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
Operating lease obligations(1)(2)	$129,500	$8,360	$16,094	$16,506	$88,540
Financing lease obligations(3)	495	208	250	37	—
Convertible debt(4)	1,137,542	—	—	1,137,542	—
Purchase commitments—inventory(5)	27,942	10,859	17,083	—	—
Purchase commitments—assets(6)	9,151	9,151	—	—	—
Purchase commitment—Enschede facility(7)	5,911	5,911	—	—	—
Total	$1,310,541	$34,489	$33,427	$1,154,085	$88,540
___________________
(1)Includes lease payments for our former Manhattan Beach Project Innovation Center, obligations under the Campus Lease relating to Phase 1-A and Phase 1-B, our manufacturing facilities in Columbia, Missouri and all other operating lease obligations.
(2)Excludes obligations under Campus Lease, except for those relating to Phase 1-A and Phase 1-B. See Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report.
(3)Consists of payments under various financing leases for certain equipment.
(4)Includes principal amount under our Notes issued March 2021. See Note 7, Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report.
(5)Consists of commitments to purchase pea protein inventory.
(6)Consists of commitments to purchase property, plant and equipment
(7)Consists of the commitment to purchase the adjacent Enschede facility. Subsequent to the year ended December 31, 2023, on February 2, 2024, we terminated our commitment to purchase the Enschede property and entered into a lease with the subsequent purchaser. See Note 14, Subsequent Event, to the Notes to Consolidated Financial Statements included elsewhere in this report.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements or any holdings in variable interest entities.
Segment Information
We have one operating segment and one reportable segment, as our Chief Operating Decision Maker, who is our Chief Executive Officer, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.
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
Revenue Recognition
Our revenues are generated through sales of our products to distributors or customers. Revenue is recognized at the point in which the performance obligation under the terms of a contract with the customer have been satisfied and control has transferred. Our performance obligation is typically defined as the accepted purchase order, the direct-to-consumer order, or the contract, with the customer which requires us to deliver the requested products at agreed upon prices at the time and location of the customer’s choice. We generally do not offer warranties or a right to return on the products we sell except in the instance of a product recall or other limited circumstances.
Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling the performance obligation. Sales and other taxes we collect concurrent with the sale of products are excluded from revenue. Our normal payment terms vary by the type and location of our customers and the products offered. The time between invoicing and when payment is due is not significant. None of our customer contracts as of December 31, 2023 contains a significant financing component.
We routinely offer sales discounts and promotions through various programs to our customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. Provision for discounts and incentives are recorded in the same period in which the related revenues are recognized. At the end of each accounting period, we recognize a contra asset to accounts receivable for estimated sales discounts that have been incurred but not paid. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.
We recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. The incremental cost to obtain contracts was not material.
Inventories and Cost of Goods Sold
Inventories are recorded at lower of cost or net realizable value. We account for inventory using the weighted average cost method. In addition to product cost, inventory costs include expenditures such as direct labor and certain supply and overhead expenses including in-bound shipping and handling costs incurred in bringing the inventory to its existing condition and location. Inventories are comprised primarily of raw materials, direct labor and overhead costs. Weighted average cost method is used to absorb raw materials, direct labor, and overhead into inventory. We review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on historical and forecasted demand, estimated shelf life of various raw materials and packaging, work in process and finished goods inventory, as well as the age of the inventory, among other factors.
Property, Plant and Equipment and Estimate of Useful Lives
During the first quarter of 2023, we completed a reassessment of the useful lives of its large manufacturing and research and development equipment, and determined that we should increase the estimated useful lives for certain of our equipment from a range of 5 to 10 years a uniform 10 years. The timing of this reassessment was based on a combination of factors accumulating over time, including historical useful life information and changes in our planned use of the equipment, that provided us with updated information that allowed us to make a better estimate of the economic lives of such equipment. This reassessment was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2023. This change in accounting estimate decreased depreciation expense for 2023 by $21.0 million, impacting cost of goods sold and research and development expenses by $19.0 million and $2.0 million, respectively, and decreased both basic and diluted net loss per share available to common stockholders by $0.33.
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
Interest Rate Risk
Our cash consists of amounts held by third party financial institutions. Our investment policy has as its primary objective investment activities which preserve principal without significantly increasing risk.
In March 2021, we issued a total of $1.15 billion aggregate principal amount of our 0% Convertible Senior Notes due 2027. The proceeds from the issuance of the Notes were approximately $1.0 billion, net of capped call transaction costs of $84.0 million and debt issuance costs totaling $23.6 million. See Note 7, Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report. The Notes do not bear regular interest, and the principal amount of the Notes do not accrete. However, special interest and additional interest may accrue on the Notes at a rate per annum not exceeding 0.50% (subject to certain exceptions) upon the occurrence of certain events relating to the failure to file certain SEC reports or to remove certain restrictive legends from the Notes.
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
During the year ended December 31, 2023, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $2.9 million, or a decrease of approximately $2.9 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials. As of December 31, 2023, we had a multi-year sales agreement with Roquette which expires in December 2025. See Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report.
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

Foreign currency translation losses, net of tax, reported as cumulative translation adjustments through “Other comprehensive loss” were $0.4 million and $4.2 million in 2023 and 2022, respectively. Net realized and unrealized foreign currency transaction gains (losses) included in “Other, net” were $1.1 million and $(4.9) million, respectively, in 2023 and 2022.
Based on the intercompany balances as of December 31, 2023, an assumed 5% or 10% adverse change to foreign exchange rates would result in a loss of approximately $5.2 million or $10.4 million, respectively, recorded in “Other, net.”
Inflation Risk
Although we have seen inflation in certain raw materials, and in the cost of logistics and labor, we do not believe that inflation has had a material effect on the costs of our inputs to date. Although difficult to quantify, we believe inflation is likely having an adverse effect on our end customers’ ability to purchase our products, resulting in decreased sales. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition. For additional information, see Part 1, Item 1A. Risk Factors—Risks Related to Our Business—Inflationary price pressures of raw materials, labor, transportation, fuel or other inputs used by us and our suppliers, including the effects of higher interest rates, has negatively impacted, and could continue to negatively impact our business and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Beyond Meat, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Beyond Meat, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Inventory — Provision for Excess and Obsolete Raw Materials and Work in Process Inventory — Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
The Company accounts for inventory using the weighted average cost method and records inventory at the lower of cost or net realizable value.

The determination of the provision to be recorded for excess and obsolete raw materials and work in process inventory requires management to evaluate the historical demand and remaining shelf life for existing raw materials and work in process inventory quantities on hand compared to estimates of future demand for the Company’s products, which involves significant assumptions.
We identified the provision for excess and obsolete ingredients included in raw materials and work in process inventory as a critical audit matter because of the significant degree of auditor judgment and effort required when performing audit procedures to evaluate management’s estimates and assumptions described above due to their subjective nature.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the provision for excess and obsolete raw materials and work in process inventory included the following, among others:
• We obtained an understanding of the process and assumptions used by management to determine the provision for excess and obsolete raw materials and work in process inventory.
• We evaluated the appropriateness of key inputs supporting management's estimate, including historical demand levels, the age of existing quantities on hand, forecasts of future demand, and shelf life.
• We evaluated trends in the recorded raw materials and work in process inventory balances and raw materials and work in process inventory turnover ratios.
• We tested the mathematical accuracy of management's key calculations supporting the provision recorded.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 1, 2024

We have served as the Company's auditor since 2015.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$190,505	$309,922
Restricted cash, current	2,830	—
Accounts receivable, net	31,730	34,198
Inventory	130,336	235,696
Prepaid expenses and other current assets	12,904	20,700
Assets held for sale	4,539	5,943
Total current assets	372,844	606,459
Restricted cash, non-current	12,600	12,627
Property, plant, and equipment, net	194,046	257,002
Operating lease right-of-use assets	130,460	87,595
Prepaid lease costs, non-current	61,635	85,472
Other non-current assets, net	1,192	10,744
Investment in unconsolidated joint venture	1,673	2,325
Total assets	$774,450	$1,062,224
Liabilities and stockholders’ (deficit) equity:
Current liabilities:
Accounts payable	$56,032	$55,300
Accrued bonus	4,790	—
Current portion of operating lease liabilities	3,677	3,812
Accrued expenses and other current liabilities	9,855	16,729
Total current liabilities	$74,354	$75,841
Long-term liabilities:
Convertible senior notes, net	$1,137,542	$1,133,608
Operating lease liabilities, net of current portion	75,648	55,854
Finance lease obligations and other long term liabilities	274	469
Total long-term liabilities	$1,213,464	$1,189,931
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	$—	$—
Common stock, par value $0.0001 per share—500,000,000 shares authorized at December 31, 2023 and 2022; 64,624,140 and 63,773,982 shares issued and outstanding at December 31, 2023 and 2022, respectively	6	6
Additional paid-in capital	573,128	544,357
Accumulated deficit	(1,081,253)	(743,109)
Accumulated other comprehensive loss	(5,249)	(4,802)
Total stockholders’ deficit	$(513,368)	$(203,548)
Total liabilities and stockholders’ deficit	$774,450	$1,062,224
The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Net revenues	$343,376	$418,933	$464,700
Cost of goods sold	426,031	442,676	347,419
Gross (loss) profit	(82,655)	(23,743)	117,281
Research and development expenses	39,530	62,264	66,946
Selling, general and administrative expenses	220,344	239,505	209,474
Restructuring (income) expenses	(631)	17,259	15,794
Total operating expenses	259,243	319,028	292,214
Loss from operations	(341,898)	(342,771)	(174,933)
Other income (expense), net:
Interest expense	(3,955)	(3,966)	(3,648)
Other, net	11,616	(420)	(487)
Total other income (expense), net	7,661	(4,386)	(4,135)
Loss before taxes	(334,237)	(347,157)	(179,068)
Income tax expense	5	32	60
Equity in losses of unconsolidated joint venture	3,902	18,948	2,977
Net loss	$(338,144)	$(366,137)	$(182,105)
Net loss per share available to common stockholders—basic and diluted	$(5.26)	$(5.75)	$(2.88)
Weighted average common shares outstanding—basic and diluted	64,300,099	63,622,432	63,172,368
The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2023	2022	2021

Net loss	$(338,144)	$(366,137)	$(182,105)
Other comprehensive loss, net of tax:
Foreign currency translation loss, net of tax	(447)	(4,249)	(2,301)
Comprehensive loss, net of tax	$(338,591)	$(370,386)	$(184,406)
The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2020	62,820,351	$6	$560,210	$(194,867)	$1,748	$367,097
Net loss	—	—	—	(182,105)	—	(182,105)
Issuance of common stock under equity incentive plans, net	580,548	—	5,055	—	—	5,055
Share-based compensation for equity classified awards	—	—	28,699	—	—	28,699
Purchase of capped calls related to convertible senior notes	—	—	(83,950)	—	—	(83,950)
Foreign currency translation adjustment	—	—	—	—	(2,301)	(2,301)
Balance at December 31, 2021	63,400,899	$6	$510,014	$(376,972)	$(553)	$132,495
Net loss	—	—	—	(366,137)	—	(366,137)
Issuance of common stock under equity incentive plans, net	373,083	—	486	—	—	486
Share-based compensation for equity classified awards	—	—	33,857	—	—	33,857
Foreign currency translation adjustment	—	—	—	—	(4,249)	(4,249)
Balance at December 31, 2022	63,773,982	$6	$544,357	$(743,109)	$(4,802)	$(203,548)
Net loss	—	—	—	(338,144)	—	(338,144)
Issuance of common stock under equity incentive plans, net	850,158	—	(327)	—	—	(327)
Share-based compensation for equity classified awards	—	—	29,098	—	—	29,098
Foreign currency translation adjustment	—	—	—	—	(447)	(447)
Balance at December 31, 2023	64,624,140	$6	$573,128	$(1,081,253)	$(5,249)	$(513,368)
The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(338,144)	$(366,137)	$(182,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,094	32,582	21,663
Non-cash lease expense	8,140	5,167	3,418
Share-based compensation expense	29,098	33,857	27,698
Loss on sale and write-down of fixed assets	20,515	486	199
Amortization of debt issuance costs	3,934	3,934	3,322
Loss on extinguishment of debt	—	—	1,037
Equity in losses of unconsolidated joint venture	3,902	18,948	2,977
Write-down of note receivable	3,795	—	—
Unrealized (gain) loss on foreign currency transactions	(1,822)	5,106	—

Net change in operating assets and liabilities:
Accounts receivable	2,717	9,063	(8,463)
Inventories	106,087	2,572	(122,666)
Prepaid expenses and other assets	12,873	11,595	(21,414)
Accounts payable	3,004	(10,826)	21,665
Accrued expenses and other current liabilities	(2,492)	(7,148)	13,961
Prepaid lease costs, non-current	(4,245)	(55,110)	(59,188)
Operating lease liabilities	(3,281)	(4,333)	(3,474)
Net cash used in operating activities	$(107,825)	$(320,244)	$(301,370)

Cash flows from investing activities:
Purchases of property, plant and equipment	$(10,564)	$(70,475)	$(135,961)
Proceeds from sale of fixed assets	4,323	—	—
Purchases of property, plant and equipment held for sale	—	(2,821)	—
Payments for investment in joint venture	(3,250)	(13,250)	(11,000)
Payment of security deposits	—	(981)	(518)
Net cash used in investing activities	$(9,491)	$(87,527)	$(147,479)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	—	1,150,000
Purchase of capped calls related to convertible senior notes	—	—	(83,950)
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended December 31,
	2023	2022	2021
Debt issuance costs	—	—	(23,605)
Repayment of revolving credit facility	—	—	(25,000)
Principal payments under finance lease obligations	(223)	(210)	(177)
Proceeds from exercise of stock options	170	1,626	8,135
Payments of minimum withholding taxes on net share settlement of equity awards	(497)	(1,140)	(3,081)
Net cash (used in) provided by financing activities	$(550)	$276	$1,022,322
Net (decrease) increase in cash, cash equivalents and restricted cash	$(117,866)	$(407,495)	$573,473
Cash, cash equivalents and restricted cash at the beginning of the period	322,549	733,294	159,127
Effect of exchange rate changes on cash	1,252	(3,250)	694
Cash, cash equivalents and restricted cash at the end of the period	$205,935	$322,549	$733,294

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$—	$10	$348
Taxes	$(1)	$38	$(10)
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$909	$3,507	$5,239
Operating lease right-of-use assets obtained in exchange for lease liabilities	$36,400	$37,245	$16,701
Reclassification of pre-paid lease costs to operating lease right-of-use assets	$28,082	$29,000	$—
Non-cash addition to financing leases	$—	$280	$580
Reclassification of other current liability to additional paid-in capital in connection with the share-settled obligation	$—	$—	$2,535
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
The Company has the following subsidiaries:
•Beyond Meat EU B.V., in the Netherlands
•Beyond Meat (Jiaxing) Food Co., Ltd. (“BYND JX”), in the Zhejiang Province in China
•Beyond Meat Canada Inc., in Canada.
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
In Jiaxing, China, the Company leases a manufacturing facility, and leases a facility in Shanghai, China, which is used as a local research and development facility. In addition to its own production facilities, the Company uses co-manufacturers in various locations in the United States, Germany, the Netherlands and China.
In 2021, the Company assumed an operating lease for a building in Commerce, California to house its commercialization center, which was terminated in February 2023.
In 2021, the Company entered into a lease agreement to house its corporate headquarters, lab and innovation space in El Segundo, California. In 2022, upon completion of the Phase1-A of the new campus facility in El Segundo, the Company moved its Innovation team from the Manhattan Beach Project Innovation Center to the new campus facility. In June 2023, upon completion of the tenant improvements associated with Phase 1-B, the Company moved its headquarters, sales and marketing operations into the newly constructed Campus Headquarters. In June 2023, the Company terminated the lease of its former headquarters, also in El Segundo, California.
The Company sells to a variety of customers in the retail and foodservice channels throughout the United States and internationally primarily through distributors who purchase, store, sell, and deliver the Company’s products. In addition, the Company sells directly to customers in the retail and foodservice channels who handle their own distribution.
As of December 31, 2023, approximately 85% of the Company’s assets were located in the United States.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Global Operations Review
In November 2023, to further reduce operating expenses, the Company announced that it was initiating a review of its global operations (the “Global Operations Review”), narrowing the Company’s commercial focus to certain growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. As part of this review, on November 1, 2023, the Company’s board of directors approved a plan to reduce the Company’s workforce by approximately 65 employees, representing approximately 19% of the Company’s global non-production workforce (or approximately 8% of our total global workforce).
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
Management’s Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company include trade promotion accruals; useful lives of property, plant and equipment; valuation of fixed assets; valuation of deferred tax assets; valuation of inventory; incremental borrowing rate used to determine operating lease right-of-use assets and operating lease liabilities; assessment of contract-based factors, asset-based factors, entity-based factors and market-based factors to determine the lease term impacting right-of-use assets and lease liabilities; the valuation of the fair value of stock options used to determine share-based compensation expense; and loss contingency accruals in connection with claims, lawsuits and administrative proceedings. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates and such differences may be material to the financial statements.
Comprehensive Loss
Comprehensive loss includes unrealized gains (losses) on the Company’s foreign currency translation adjustments for the years ended December 31, 2023, 2022 and 2021. Income taxes on the unrealized losses are not material.

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
Issuance Costs
Issuance costs related to the Notes offering were capitalized and offset against proceeds from the Notes. Issuance costs consist of legal and other costs related to the issuance of the Notes and are amortized to interest expense over the term of the Notes. Total issuance costs capitalized in the year ended December 31, 2021 were approximately $23.6 million, of which none remained unpaid as of December 31, 2021. There were $12.5 million and $16.4 million in unamortized issuance costs related to the Notes as of December 31, 2023 and 2022, respectively.
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
Foreign currency translation loss, net of tax, reported as cumulative translation adjustment through “Other comprehensive loss” was $0.4 million, $4.2 million and $2.3 million respectively, in the years ended December 31, 2023, 2022 and 2021.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Net realized and unrealized foreign currency transaction gains (losses) included in “Other, net” were $1.1 million, $(4.9) million and $(0.2) million, respectively, in the years ended December 31, 2023, 2022 and 2021.
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
The Company had no financial instruments measured at fair value on a recurring basis as of December 31, 2023 or 2022.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 in the years ended December 31, 2023, 2022 or 2021.
Cash and Cash Equivalents
The Company maintains cash balances at two financial institutions in the United States. The cash balances may, at times, exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation or FDIC up to $250,000. The Company considers all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents. Cash equivalents include approximately 82% in money market accounts and approximately 18% in demand deposits.
Restricted Cash
Restricted cash includes cash held as collateral for stand-alone letter of credit agreements related to normal business transactions. The agreements require the Company to maintain a specified amount of cash as collateral in a segregated account to support the letters of credit issued thereunder. The Company had $15.4 million in restricted cash as of December 31, 2023, which was comprised of $12.6 million to secure the letter of credit to support the development and leasing of the Company’s Campus Headquarters recorded in “Restricted cash, non-current” and $2.8 million to secure a letter of credit associated with a third party contract manufacturer in Europe recorded in “Restricted cash, current” in the Company’s consolidated balance sheet. See Note 10.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
The Company had $1.5 million and $1.4 million allowance for doubtful accounts as of December 31, 2023 and 2022, respectively.
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
Property, Plant and Equipment
Property, plant and equipment are carried at cost less accumulated depreciation and are depreciated using the straight-line method over the following estimated useful lives:

Land	Not amortized
Buildings	30 years
Leasehold improvements	Shorter of lease term or estimated useful life
Furniture and fixtures	3 years
Manufacturing equipment(1)	5 to 10 years
Research and development equipment(1)	5 to 10 years
Software and computer equipment	3 years
Vehicles	5 years
____________
(1) Beginning in the first quarter of 2023, the Company reassessed the estimated useful lives for certain of its large equipment with value over $25,000 from a range of 5 to 10 years to a uniform 10 years. Equipment up to $25,000 in value continue to be estimated to have a useful life of 5 years.
Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining lease term. When assets are sold or retired, the asset and related accumulated depreciation are removed from the respective account balances. Any gain or loss from sale of the asset is included in selling, general, and administrative expenses. Any loss on accelerated deprecation on planned write-off and disposal of the asset is included in either cost of goods sold, research and development expenses, or selling, general and administrative expenses, depending on the nature of the asset. Expenditures for repairs and maintenance are charged directly to expense when incurred. See Note 6.
Change in Accounting Estimate
During the first quarter of 2023, the Company completed a reassessment of the useful lives of its large manufacturing equipment and research and development equipment, and determined that the Company should

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

increase the estimated useful lives for certain of its equipment from a range of 5 to 10 years to a uniform 10 years. This reassessment was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2023. See Note 6.
Assets Held For Sale
The Company classifies long-lived assets determined to be sold as held for sale in the period in which all specified GAAP criteria are met. The Company initially measures assets classified as held for sale at the lower of its carrying value or fair value less costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met and are recorded in selling, general, and administrative expenses. The estimated fair value are typically based on appraisals or offers from prospective buyers.
In connection with Global Operations Review the Company identified certain manufacturing equipment that were no longer required for its future operations. Upon valuation of these assets by an independent third party, the assets that were determined to be not salable were fully depreciated during the period. The assets that were determined salable were recorded in “Assets held for sale” in the Company’s consolidated balance sheet at the lower of its carrying value or fair value less costs to sell. Loss recognized during 2023 associated with these assets classified as held for sale was $16.6 million. These assets held for sale are expected to be sold within one year.
Impairment of Long-Lived Assets
Long-lived assets, including property and equipment, are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. When events or circumstances indicate that impairment may be present, management evaluates the probability that future undiscounted net cash flows received will be less than the carrying amount of the asset. If projected future undiscounted cash flows are less than the carrying value of an asset, then such assets are written down to their fair values. The Company concluded that no long-lived assets were impaired during the fiscal years ended December 31, 2023, 2022 and 2021.
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
Operating leases include lease arrangements for the Company’s corporate offices, the Campus Lease (see Note 4), the former Manhattan Beach Project Innovation Center, manufacturing facilities, warehouses, vehicles and, to a lesser extent, equipment. Operating leases with a term greater than one year are recorded on the consolidated balance sheets as operating lease right-of-use assets and operating lease liabilities at the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

commencement date. Operating lease assets represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments arising from the lease.
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
Revenue is measured as the amount of consideration the Company expects to receive in exchange for fulfilling the performance obligation. Sales and other taxes the Company collects concurrent with the sale of products are excluded from revenue. The Company's normal payment terms vary by the type and location of its customers and the products offered. The time between invoicing and when payment is due is not significant. None of the Company's customer contracts as of December 31, 2023 contains a significant financing component.
The Company routinely offers sales discounts and promotions through various programs to its customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. Provision for discounts and incentives are recorded in the same period in which the related revenues are recognized. At the end of each accounting period, the Company recognizes a contra asset to accounts receivable for estimated sales discounts that have been incurred but not paid which totaled $6.9 million and $4.6 million as of December 31, 2023 and 2022, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.
The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. The incremental cost to obtain contracts was not material.
Presentation of Net Revenues by Channel
The following table presents the Company’s net revenues by channel:

	Year Ended December 31,
	2023	2022	2021
(in thousands)
U.S.:
Retail	$155,240	$234,744	$243,360
Foodservice	50,647	69,289	76,475
U.S. net revenues	205,887	304,033	319,835
International:
Retail	61,723	60,907	81,483
Foodservice	75,766	53,993	63,382
International net revenues	137,489	114,900	144,865
Net revenues	$343,376	$418,933	$464,700

One distributor accounted for approximately 12% of the Company’s gross revenues in each of 2023 and 2022; two distributors accounted for approximately 12% and 11% of the Company’s gross revenues in 2021. No other distributor or customer accounted for more than 10% of the Company’s gross revenues in 2023, 2022 or 2021.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Earnings (Loss) Per Share
Earnings (loss) per share (“EPS”) represents net income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS represents net income available to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of potential common shares outstanding during the period. Such potential common shares include options, unvested restricted stock, restricted stock units (“RSUs”) and contracts classified as assets or liabilities that are required or assumed to be share-settled under the two-class method.
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
Prepaid Expenses
Prepaid expenses primarily include prepaid insurance and other prepaid vendor costs, which are expensed in the period to which they relate. Prepaid expenses are included under the caption “Prepaid assets and other assets” in consolidated balance sheets and were $8.3 million, and $14.5 million as of December 31, 2023 and 2022, respectively.
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
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses are primarily comprised of selling, marketing expenses and administrative expenses, including personnel and related expenses, share-based compensation, outbound shipping and handling costs, non-manufacturing lease expense, depreciation and amortization expense on non-manufacturing and non-research and development assets, charges related to asset write-offs including loss on sale and write-down of fixed assets, consulting fees and other non-production operating expenses. Marketing and selling expenses include advertising costs, share-based compensation awards to brand ambassadors, costs associated with consumer promotions, product donations, product samples and sales aids incurred to acquire new customers, retain existing customers and build brand awareness. Administrative expenses include expenses related to management, accounting, legal, IT and other office functions. Advertising costs are expensed as incurred. Advertising costs in the years ended December 31, 2023, 2022 and 2021 were $17.2 million, $20.6 million and $12.1 million, respectively. Non-advertising related components of the Company’s total marketing expenditures primarily include costs associated with consumer promotions, product sampling and sales aids, which are also included in SG&A.
Shipping and Handling Costs

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The Company does not bill its distributors or customers shipping and handling fees. The Company’s products are predominantly shipped to its distributors or customers as “FOB Destination,” with control of the products transferred to the customer at the destination. In-bound shipping and handling costs incurred in manufacturing a product are included in inventory and reflected in cost of goods sold when the sale of that product is recognized. Outbound shipping and handling costs are considered as fulfillment costs and are recorded in SG&A expenses. Outbound shipping and handling costs included in SG&A expenses in 2023, 2022 and 2021 were $10.7 million, $17.6 million and $19.1 million, respectively.
Research and Development Expenses
Research and development expenses, which includes enhancements to existing products and new product development, are expensed in the period incurred. Research and development expenses primarily consist of personnel and related expenses for the Company’s research and development staff, including salaries, benefits, bonuses, share-based compensation, scale-up expenses and depreciation and amortization expense on research and development assets, and facility lease costs. Research and development expenses in the years ended December 31, 2023, 2022 and 2021, were $39.5 million, $62.3 million and $66.9 million, respectively.
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
Employee Benefit Plan
On January 1, 2017 the Company initiated a 401(k) retirement savings plan (“401-K Plan”) for the benefit of eligible employees. Under terms of this plan, eligible employees are able to make contributions of their wages on a tax-deferred basis. The Company has incurred $2.1 million, $2.9 million and $1.5 million in matching contribution to the 401-K Plan in 2023, 2022 and 2021, respectively.
Restructuring Plan
The Company accounts for exit or disposal activities in accordance with ASC 420, “Exit or Disposal Cost Obligations.” The Company defines a business restructuring as an exit or disposal activity that includes but is not limited to a program which is planned and controlled by management and materially changes either the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
Recently Adopted Accounting Pronouncements
None.
New Accounting Pronouncements
In October 2023, the FASB issued ASU 2023-06 “Disclosure Improvements—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”), which provides amendments to the Codification in response to the 2018 SEC release No. 33-10532, “Disclosure Update and Simplification.” The amendments modify the disclosure and presentation requirements of a variety of Topics in the Codification and apply to all reporting entities within the scope of the affected Topics. ASU 2023-06 is effective for companies that are subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or purpose of issuing securities on the date which the SEC removes the related disclosure from Regulation S-X or Regulation S-K. Early adoption is prohibited. For all other entities, the amendments are effective two years later. If the SEC has not removed the applicable disclosure from Regulation S-X or Regulation S-K by June 30, 2027, the pending content related to ASU 2023-06 will not become effective for any entity and will be removed from the codification. Adoption of ASU 2023-06 is expected to modify the disclosure and presentation requirements only and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires the disclosure of significant segment expenses that are part of an entity’s segment measure of profit or loss and regularly provided to the chief operating decision maker. In addition, it adds or makes clarifications to other segment-related disclosures, such as clarifying that the disclosure requirements in ASC 280 are required for entities with a single reportable segment and that an entity may disclose multiple measures of segment profit and loss. The amendments in ASU 2023-07 apply to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be adopted retrospectively. ASU 2023-06 is effective for the Company beginning January 1, 2024 and interim periods beginning January 1, 2025. Adoption of ASU 2023-07 is expected to modify the disclosure and presentation requirements only and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In December 2023, the FASB issued “ASU 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures” (“ASU 2023-09”) which amends the Codification to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires additional disaggregation of the reconciliation between the statutory and effective tax rate for an entity and of income taxes paid, both of which are disclosures required by current GAAP. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments in ASU 2023-09 apply to all entities that are subject to Topic 740, Income Taxes. For public business entities, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 is effective for the Company beginning January 1, 2025. Adoption of ASU 2023-09 is expected to enhance the usefulness of income tax disclosures and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note 3. Restructuring
In May 2017, management approved a plan to terminate the Company’s exclusive supply agreement (the “Agreement”) with one of its co-manufacturers, due to non-performance under the Agreement and on May 23, 2017, the Company notified the co-manufacturer of its decision to terminate the Agreement. On October 18, 2022, the parties to this dispute entered into a confidential written settlement agreement and mutual release, pursuant to which the parties agreed to dismiss with prejudice all claims and cross-claims asserted in the associated cases filed in the Superior Court of the State of California for the County of Los Angeles and the United States District Court for the Central District of California. The terms of the settlement did not have a material impact on Beyond Meat’s financial position or results of operations. No party admitted liability or wrongdoing in connection with the settlement. In 2023, 2022 and 2021, the Company recorded $(0.6) million, $17.3 million and $15.8 million, respectively, in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. The credit recorded in 2023 was primarily driven by a reversal of certain accruals. As of December 31, 2023 and 2022, the Company had $0 and $0.7 million, respectively, in accrued unpaid restructuring expenses associated with this dispute.
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
On January 14, 2021, the Company entered into the Campus Lease, a 12-year lease with two 5-year renewal options to house its corporate headquarters, lab and innovation space (the “Campus Headquarters”) in El Segundo, California. Although the Company is involved in the design of the tenant improvements of the Campus Headquarters, the Company does not have title or possession of the assets during construction. In addition, the Company does not have the ability to control the leased Campus Headquarters until each phase of the tenant improvements is complete. The Company contributed $4.2 million and $55.1 million in payments towards the construction of the Campus Headquarters in the year ended December 31, 2023 and 2022, respectively. These payments are initially recorded in “Prepaid lease costs, non-current” in the Company’s consolidated balance sheets and will ultimately be reclassified as a component of a right-of-use asset upon lease commencement for each phase of the lease. On September 15, 2022, the tenant improvements associated with Phase 1-A were completed, and the underlying asset was delivered to the Company. As such, upon commencement of Phase 1-A, the Company recognized a $64.1 million right-of-use asset, which included the reclassification of $27.7 million of the construction payments previously included in “Prepaid lease costs, non-current,” and a $36.6 million lease liability. On June 1, 2023, the tenant improvements associated with Phase 1-B were completed, and the underlying asset was delivered to the Company. As such, upon commencement of Phase 1-B, the Company recognized a $64.9 million right-of-use asset, which included the reclassification of $29.3 million of the construction payments previously included in “Prepaid lease costs, non-current,” and a $35.6 million lease liability. Therefore, Phase 1-A and Phase 1-B of the Campus Lease are included in the tables below. The lease on the commercialization center in Commerce, California was terminated on February 14, 2023. The lease on the former corporate headquarters expired on October 31, 2023 and the lease on the Manhattan Beach Innovation Center expired subsequent to the year ended December 31, 2023 on January 31, 2024. See Note 14.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Lease costs for operating and finance leases:

		December 31,
(in thousands)	Statement of Operations Location	2023	2022
Operating lease cost:
Lease cost	Cost of goods sold	$1,625	$1,688
Lease cost	Research and development expenses	9,396	3,972
Lease cost	Selling, general and administrative expenses	2,621	1,430
Variable lease cost(1)	Cost of goods sold	233	204
Variable lease cost(1)	Research and development expenses	119	333
Variable lease cost(1)	Selling, general and administrative expenses	2,742	1,920
Operating lease cost		$16,736	$9,547
Short- term lease cost:
Short-term lease cost	Cost of goods sold	$84	$14
Short-term lease cost	Research and development expenses	152	60
Short-term lease cost	Selling, general and administrative expenses	228	406
Short-term lease cost		464	480
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$204	$203
Amortization of right-of use assets	Research and development expenses	15	4
Interest on lease liabilities	Interest expense	21	22
Variable lease cost(1)	Cost of goods sold	10	—
Finance lease cost		$250	$229
Total lease cost		$17,450	$10,256
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Supplemental balance sheet information:

		December 31,
(in thousands)	Balance Sheet Location	2023	2022
Assets
Operating leases	Operating lease right-of-use assets	$130,460	$87,595
Finance leases, net	Property, plant and equipment, net	461	688
Total lease assets		$130,921	$88,283

Liabilities
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$3,677	$3,812
Finance lease liabilities	Accrued expenses and other current liabilities	196	224
Long-term:
Operating lease liabilities	Operating lease liabilities, net of current portion	75,648	55,854
Finance lease liabilities	Finance lease obligations and other long-term liabilities	274	469
Total lease liabilities		$79,795	$60,359

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year, as of December 31, 2023:

	December 31, 2023
(in thousands)	Operating Leases	Finance Leases
2024	$8,360	$208
2025	8,073	178
2026	8,021	72
2027	8,168	37
2028	8,338	—
Thereafter	88,540	—
Total undiscounted future minimum lease payments	129,500	495
Less imputed interest	(50,175)	(25)
Total discounted future minimum lease payments	$79,325	$470

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Weighted average remaining lease terms and weighted average discount rates were:

	December 31, 2023
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	14.1	2.6
Weighted average discount rate	6.9%	3.7%

Supplemental cash flow information:

	December 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$9,452	$8,125
Operating lease right-of-use assets obtained in exchange for lease liabilities	36,400	37,245

Note 5. Inventories
Major classes of inventory were as follows:

	December 31,
(in thousands)	2023	2022
Raw materials and packaging	$61,371	$139,509
Work in process	37,329	37,001
Finished goods	31,636	59,186
Total	$130,336	$235,696
The Company wrote off $57.4 million, $22.6 million and $12.5 million in excess and obsolete inventories and recognized that expense in cost of goods sold in its consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, respectively. The decrease in inventory in 2023 included $38.0 million in incremental provision for excess and obsolete inventory resulting from the Company’s Global Operations Review.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note 6. Property, Plant and Equipment
The Company records property, plant, and equipment at cost and includes finance lease assets in “Property, plant and equipment, net” in its consolidated balance sheets. A summary of property, plant, and equipment as of December 31, 2023 and 2022, is as follows:

	December 31,
(in thousands)	2023	2022
Manufacturing equipment	$165,028	$171,532
Research and development equipment	19,594	16,948
Leasehold improvements	23,898	22,740
Building	22,813	22,675
Finance leases	1,086	1,093
Software	3,568	2,377
Furniture and fixtures	1,079	866
Vehicles	584	584
Land	5,478	5,446
Assets not yet placed in service	43,123	93,152
Total property, plant and equipment	$286,251	$337,413
Less: accumulated depreciation and amortization	92,205	80,411
Property, plant and equipment, net	$194,046	$257,002

Depreciation and amortization expense in 2023, 2022 and 2021 was $48.1 million, $32.6 million and $21.7 million, respectively. Of the total depreciation and amortization expense in 2023, 2022 and 2021, $44.5 million, $28.0 million and $17.7 million, respectively, were recorded in cost of goods sold, $2.8 million, $4.0 million and $3.7 million, respectively, were recorded in research and development expenses, and $0.8 million, $0.6 million and $0.3 million, respectively, were recorded in SG&A expenses, in the Company’s consolidated statements of operations.
During the first quarter of 2023, the Company completed a reassessment of the useful lives of its large manufacturing and research and development equipment, and determined that the Company should increase the estimated useful lives for certain of its equipment from a range of 5 to 10 years a uniform 10 years. The timing of this reassessment was based on a combination of factors accumulating over time, including historical useful life information and changes in the Company’s planned use of the equipment, that provided the Company with updated information that allowed it to make a better estimate of the economic lives of such equipment. This reassessment was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2023. This change in accounting estimate decreased depreciation expense in 2023 by $21.0 million, impacting cost of goods sold and research and development expenses by $19.0 million and $2.0 million, respectively, and decreased both basic and diluted net loss per share available to common stockholders by $0.33.
The Company had $4.5 million and $5.9 million in property, plant and equipment concluded to meet the criteria for assets held for sale as of December 31, 2023 and 2022, respectively. In the year ended December 31, 2023, a $3.8 million note receivable that was previously recorded for assets sold was written off as uncollectible. The note receivable was included in “Other non-current assets, net” in the Company’s consolidated balance sheet at December 31, 2022.
Note 7. Debt
The following is a summary of debt balances as of December 31, 2023 and December 31, 2022:

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	December 31,
(in thousands)	2023	2022
0% Convertible senior notes	$1,150,000	$1,150,000
Debt issuance costs	(12,458)	(16,392)
Total debt outstanding	$1,137,542	$1,133,608
Less: current portion of long-term debt	—	—
Long-term debt	$1,137,542	$1,133,608
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
The total amount of debt issuance costs of $23.6 million was recorded as a reduction to “Convertible senior notes, net” in the consolidated balance sheet and is being amortized as interest expense over the term of the Notes using the effective interest method. In each of the years ended December 31, 2023 and December 31, 2022, the Company recognized $3.9 million in interest expense related to the amortization of the debt issuance costs related to the Notes. The effective interest rate in both of the years ended December 31, 2023 and December 31, 2022 was 0.3%.
The following is a summary of the Company’s Notes as of December 31, 2023:

(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
0% Convertible senior notes due on March 15, 2027	$1,150,000	$12,458	$1,137,542	$195,500	Level 2

The Notes are carried at face value less the unamortized debt issuance costs on the Company’s consolidated balance sheets. As of December 18, 2023, the estimated fair value of the Notes was approximately $195.5 million. The Notes are quoted on the Intercontinental Exchange and are classified as Level 2 financial instruments. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on December 18, 2023, the last business day when the Notes were traded.
As of December 31, 2023, the remaining life of the Notes was approximately 3.2 years.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
As of December 31, 2023, the Company had 64,624,140 shares of common stock issued and outstanding. As of December 31, 2022, the Company had 63,773,982 shares of common stock issued and outstanding.
The Company has not declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of its capital stock.
Common Stock
Common stock reserved for future issuance consisted of the following:

	December 31,
	2023	2022
Equity incentive compensation awards granted and outstanding	5,888,077	4,993,246
Shares available for grant under the 2018 Equity Incentive Plan	8,230,500	7,848,832
Shares available for issuance under the Employee Stock Purchase Plan	2,948,715	2,412,585
Shares reserved for potential issuance under the Notes	8,234,230	8,234,230
Total common stock reserved for future issuance(1)	25,301,522	23,488,893
_________________
(1) Total common stock reserved for future issuance excludes shares that may be issued pursuant to the ATM Program discussed below.

Shelf Registration Statement
On May 10, 2023, the Company filed an automatically effective shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC, which allows the Company to sell, from time to time, and at its discretion, subject to the Company’s compliance with applicable laws and the applicable requirements of the Equity Distribution Agreement (as defined below), shares of its common stock having an aggregate offering price of up to $200.0 million pursuant to an “at the market” offering program (the “ATM Program”). The Company intends to use the net proceeds, if any, from sales of its common stock issued under the ATM Program for general corporate and working capital purposes. The timing of any sales and the number of shares sold, if any, will depend on a variety of factors to be determined by the Company.
The shares will be offered pursuant to an equity distribution agreement (the “Equity Distribution Agreement’) between the Company and Goldman Sachs & Co. LLC (“Goldman Sachs”), as sales agent. The Company will pay Goldman Sachs a commission equal to 3.25% of the aggregate gross proceeds of any shares sold through

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Goldman Sachs pursuant to the Equity Distribution Agreement . The Company is not obligated to sell any shares under the Equity Distribution Agreement. As of December 31, 2023, no sales had been made under the Equity Distribution Agreement and the ATM Program’s full capacity remained available.
Note 9. Share-Based Compensation
In 2019, the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) was amended, restated and re-named the 2018 Equity Incentive Plan (“2018 Plan”). The shares available for issuance under the 2011 Plan were added to the shares reserved for issuance under the 2018 Plan.
The 2018 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units, and performance shares to the Company’s employees, directors, and consultants. As of December 31, 2023, the maximum aggregate number of shares that may be issued under the 2018 Plan was 23,060,440 shares of the Company’s common stock. In addition, the number of shares reserved for issuance under the 2018 Plan will be increased automatically on the first day of each fiscal year beginning with the 2020 fiscal year, by a number equal to the least of: (i) 2,144,521 shares; (ii) 4.0% of the shares of common stock outstanding on the last day of the prior fiscal year; or (iii) such number of shares determined by the Company’s Board of Directors. As of January 1, 2024, the maximum aggregate number of shares that may be issued under the 2018 Plan increased to 25,204,961 shares.
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
The following table summarizes the shares available for grant under the 2018 Plan:

Shares Available for Grant
Balance - December 31, 2022	7,848,832
Authorized	2,144,521
Granted	(2,726,719)
Shares withheld to cover taxes	38,679
Forfeited	925,187
Balance - December 31, 2023	8,230,500

As of December 31, 2023 and 2022, there were 4,477,120 and 3,999,933 shares, respectively, issuable under stock options outstanding, 1,411,310 and 993,313 shares, respectively, issuable under unvested RSUs outstanding, and 9,048,906 and 8,145,769 shares, respectively, issued for stock option exercises, RSU settlement and restricted stock grants, and 8,230,500 and 7,848,832 shares, respectively, available for grant under the 2018 Plan.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Stock Options
Following are the assumptions used in the Black-Scholes valuation model for options granted during the periods shown below:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	4.2%	2.3%	1.4%
Average expected term (years)	7.0	7.0	7.0
Expected volatility	55.2%	55.0%	55.7%
Dividend yield	—	—	—
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
•Expected Volatility: As the Company has only been a public entity since May 2, 2019, there is not a substantive share price history to calculate volatility and, as such, the Company has elected to use an average based on the volatility of other comparable public companies, which compete directly with the Company, along with the Company’s own volatility over the expected term of the options.
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
Option grants to new and continuing employees in 2023 and 2022, and to new employees in 2021, generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period, subject to continued employment through the vesting date. Option grants to continuing employees in 2021 generally vest monthly over a 48-month period, subject to continued employment through the vesting date. Option grants to certain continuing employees in 2021 vest every six months over two years, subject to continued employment through the vesting date. An option grant to one executive officer in 2021 vested over three months from the vesting commencement date.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table summarizes the Company’s stock option activity during the period from December 31, 2020 through December 31, 2023:

	Number of Stock Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (Years)		Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2020	4,218,278	$21.2		6.6		$443,595
Granted	475,520	$91.42		—		$—
Exercised	(485,016)	$16.76		—		$51,901
Canceled/Forfeited	(252,418)	$70.41		—		$—
Outstanding at December 31, 2021	3,956,364	$27.04		5.9		$180,302
Granted	841,630	$38.93		—		$—
Exercised	(223,175)	$7.28		—		$7,026
Canceled/Forfeited	(574,886)	$62.29		—		$—
Outstanding at December 31, 2022	3,999,933	$25.58		5.3		$20,712
Granted	1,234,905	$15.89		—		$—
Exercised	(216,144)	$0.79		—		$3,646
Canceled/Forfeited	(541,574)	$34.34		—		$—
Outstanding at December 31, 2023	4,477,120	$23.04	FN 9.3	5.4	FN 9.3	$12,915
Vested and exercisable at December 31, 2023	3,113,971	$23.25		3.9		$12,477
Vested and expected to vest at December 31, 2023	4,228,365	$23.37		5.2		$12,656
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

During the years ended December 31, 2023, 2022 and 2021, the Company recorded in aggregate $10.8 million, $14.5 million and $13.3 million, respectively, of share-based compensation expense related to options. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s consolidated statements of operations.
As of December 31, 2023, there was $13.8 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over a weighted average vesting period of 1.3 years.
Restricted Stock Units
RSU grants to new employees in the year ended December 31, 2023, 2022 and 2021 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award, subject to continued employment through the vesting date.
RSU grants to certain continuing employees in the year ended December 31, 2023 vest: (i) 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award; (ii) 25% of the total award each quarter over four quarters; or (iii) 50% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining four quarters of the award, each subject to continued employment through the vesting date.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
RSU grants in the year ended December 31, 2021 include fully vested RSUs granted to an executive officer issued in settlement of the obligation discussed below under Share-Settled Obligation. RSU grants to continuing employees in the year ended December 31, 2021 generally vest quarterly over 16 quarters, subject to continued employment through the vesting date. In the year ended December 31, 2021, one RSU grant granted to continuing employees vests every 6 months over a two-year period, subject to continued employment through the vesting date.
Annual RSU grants to directors on the Company’s Board of Directors (the “Board”) in 2023, 2022 and 2021 vest monthly over a one-year period and RSU grants to new directors on the Board vest monthly over a three-year period, each subject to continued service through the vesting date. RSU grants to consultants and non-employee brand ambassadors in 2023, 2022 and 2021 have a variety of different vesting schedules.
The following table summarizes the Company’s RSU activity from December 31, 2020 through December 31, 2023:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2020	275,989	$114.99
Granted	562,909	$86.00
Vested	(120,599)	$123.10
Canceled/Forfeited	(110,124)	$—
Unvested at December 31, 2021	608,175	$89.00
Granted	1,102,071	$29.12
Vested	(200,932)	$88.20
Canceled/Forfeited	(516,001)	$—
Unvested at December 31, 2022	993,313	$35.98
Granted	1,491,814	$14.67
Vested	(690,557)	$28.38
Canceled/Forfeited	(383,260)	$27.00
Unvested at December 31, 2023	1,411,310	$19.60
During the years ended December 31, 2023, 2022 and 2021, the Company recorded in aggregate $18.3 million, $19.4 million and $12.6 million, respectively, of share-based compensation expense related to RSUs. The share-based compensation expense is included in cost of goods sold, research and development expense and SG&A expenses in the Company’s consolidated statements of operations.
As of December 31, 2023, there was $17.5 million in unrecognized compensation expense related to nonvested RSUs which is expected to be recognized over a weighted average vesting period of 1.3 years.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Share-Settled Obligation
Share-based compensation expense in 2021 includes $1.5 million, for a liability classified, share-settled obligation to an executive officer related to a sign-on award pursuant to the terms of the executive officer’s offer letter. The share-based compensation expense related to this share-settled obligation is included in SG&A expenses in the Company’s consolidated statements of operations. There was no share-based compensation expense related to the share-settled obligation in 2023 or 2022.
The Company was obligated to deliver a variable number of shares based on a fixed monetary amount on the first annual anniversary of the executive officer’s commencement date and on each quarterly anniversary thereafter through the second annual anniversary. The liability classified award was considered unearned until the requirements for issuance of the shares were met.
In 2021, two quarterly tranches related to this obligation were earned, and the Company delivered to the executive officer 20,872 fully vested RSUs with a settlement date fair value of $2.5 million. The executive officer separated from the Company effective August 27, 2021. As a result, the fourth quarterly tranche was unearned and canceled. As of December 31, 2023 and 2022, there was no accrued unrecognized compensation expense related to this share-settled obligation in “Accrued expenses and other current liabilities” in the Company’s consolidated balance sheet. Financing activities in the statement of cash flows for the years ended December 31, 2023, 2022 and 2021 include $0, $0 and $2.5 million, respectively, non-cash reclassification of the share-settled obligation from “Other current liabilities” to “Additional paid-in capital.”
Restricted Stock to Nonemployees
In 2023, 2022 and 2021, the Company issued no restricted stock.
The following table summarizes the Company’s restricted stock activity:

	Number of Shares of Restricted Stock	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2020	12,184	0.3	20.02
Granted	—	—	—
Vested/Released	(12,184)	—	20.02
Canceled/Forfeited	—	—	—
Unvested at December 31, 2021	—	—	—
During the years ended December 31, 2023, 2022 and 2021, the Company recorded in aggregate $0, $0 and $0.2 million, respectively, of share-based compensation expense related to restricted stock issued to nonemployee brand ambassadors, which is included in SG&A expenses in the Company’s consolidated statements of operations.
As of December 31, 2023, there was $0 in unrecognized compensation expense related to nonvested restricted stock.
Employee Stock Purchase Plan
On November 15, 2018, the Company’s Board of Directors adopted its 2018 Employee Stock Purchase Plan (“2018 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on April 30, 2019, the day immediately prior to the effectiveness of the registration statement filed in connection with the IPO. The 2018 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code (the “Code”) for U.S. employees. In addition, the 2018 ESPP authorizes grants of purchase rights that do not comply with Section 423 of the Code under a separate non-423

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

component for non-U.S. employees and certain non-U.S. service providers. As of December 31, 2023, the Company has reserved 2,948,715 shares of common stock for issuance under the 2018 ESPP. In addition, the number of shares reserved for issuance under the 2018 ESPP will be increased automatically on the first day of each fiscal year for a period of up to ten years, starting with the 2020 fiscal year, by a number equal to the least of: (i) 536,130 shares; (ii) 1.0% of the shares of common stock outstanding on the last day of the prior fiscal year; or (iii) such lesser number of shares determined by the Company’s Board of Directors. As of January 1, 2024, the maximum aggregate number of shares that may be issued under the 2018 ESPP increased to 3,484,845 shares. The 2018 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the 2018 ESPP.
Note 10. Commitments and Contingencies
Leases
See Note 4.
On January 14, 2021, the Company entered into the Campus Lease with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), to house the Company’s Campus Headquarters.
Under the terms of the Campus Lease, the Company will lease an aggregate of approximately 282,000 rentable square feet in a portion of a building located in El Segundo, California, to be built out by the Landlord and delivered to the Company in multiple phases. As of December 31, 2023, the Company has recognized a right-of-use asset and lease liability for Phase 1-A and Phase 1-B in its consolidated balance sheet. Aggregate payments towards base rent over the initial lease term associated with the remaining phases not yet delivered to the Company are approximately $79.4 million.
Concurrent with the Company’s execution of the Campus Lease, as a security deposit, the Company delivered to the Landlord a letter of credit in the amount of $12.5 million which amount will decrease to: (i) $6.3 million on the fifth (5th) anniversary of the Rent Commencement Date (as defined in the Campus Lease); (ii) $3.1 million on the eighth (8th) anniversary of the Rent Commencement Date; and (iii) $0 in the event the Company receives certain credit ratings; provided the Company is not then in default of its obligations under the Campus Lease. The letter of credit is secured by a $12.6 million deposit reflected in the Company’s consolidated balance sheet as “Restricted cash” as of December 31, 2023 and 2022.
China Investment and Lease Agreement
On September 22, 2020, the Company and its subsidiary, BYND JX, entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX has agreed to make certain investments in the JXEDZ in two phases of development, and the Company has agreed to guarantee certain repayment obligations of BYND JX under such agreement. In the years ended December 31, 2023, 2022 and 2021, the Company received $0, $0 and $1.1 million in subsidies from the JXEDZ Finance Bureau.
During Phase 1, the Company agreed to invest $10.0 million as the registered capital of BYND JX in the JXEDZ through intercompany investment in BYND JX. and BYND JX agreed to lease a facility in the JXEDZ for a minimum of two years. In connection with such agreement, BYND JX entered into a factory leasing contract with an affiliate of the JX Committee, pursuant to which BYND JX agreed to lease and renovate a facility in the JXEDZ and lease it for a minimum of two years. In the year ended December 31, 2022, the lease was amended to extend the term for an additional five years without rent escalation. In the fourth quarter of 2021, BYND JX leased an approximately 12,000 square foot facility in Shanghai, China, for a period of eight years, which is used as a local research and development facility to support the local manufacturing operations. As of December 31, 2023, the Company had invested $22.0 million as the registered capital of BYND JX and advanced $20.0 million to BYND JX.

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
The Planet Partnership
On January 25, 2021, the Company entered into TPP, a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. For the years ended December 31, 2023, 2022 and 2021, the Company recognized its share of the net losses in TPP in the amount of $3.9 million, $18.9 million and $3.0 million, respectively. For the year ended December 31, 2021, the Company contributed its share of the investment in TPP, $11.0 million, which was increased to $24.3 million in the year ended December 31, 2022. In 2023, the Company contributed an additional $3.3 million as its share of additional investment in TPP. See Note 2 and Note 13.
In 2023, the Company continued the process of renegotiating certain contracts and changing operating activities related to Beyond Meat Jerky and assumed distribution responsibilities for Beyond Meat Jerky in the fourth quarter of 2023. As part of its Global Operations Review, the Company made the decision to discontinue the Beyond Meat Jerky product line. See Note 14.
Purchase Commitments
On July 1, 2023, the Company and Roquette Frères entered into a second amendment (the “Second Amendment”) to the Company’s existing pea protein supply agreement dated January 10, 2020, as amended by the first amendment dated August 3, 2022 (the “First Amendment”). Pursuant to the Second Amendment, the terms of the agreement and existing purchase commitments set forth in the First Amendment were revised and extended through December 31, 2025. Pursuant to the Second Amendment, the purchase commitment was revised such that the Company has committed to purchase pea protein inventory totaling $10.9 million in 2024 and $17.1 million in 2025.
On April 6, 2022, the Company entered into a co-manufacturing agreement (“Agreement”) with a co-manufacturer to manufacture various products for the Company. The Agreement included a minimum order quantity commitment per month and an aggregate quantity over a five-year term. On November 21, 2023, the Company terminated the Agreement because the co-manufacturer failed to meet its obligations under the Agreement and recorded $4.4 million in termination-related charges.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

In addition to the matters described below, the Company is involved in various other legal proceedings, claims and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of such other matters that are pending or asserted will have a material effect on its financial statements.
Aliments BVeggie, Inc.
In November 2023, Aliments BVeggie, Inc. (“BVeggie”) filed and served legal proceedings against the Company before the Superior Court of Quebec’s District of Montreal. BVeggie alleges, among other things that: (i) in 2019, the Company and BVeggie entered into a co-manufacturing agreement, by which BVeggie would produce and deliver products for the benefit of the Company, in exchange for a tolling fee to be paid per pound of product produced and delivered to the Company; (ii) the Company would have made false and misleading statements regarding the volume of purchase orders it would provide BVeggie; (iii) BVeggie invested significant sums to adapt its facilities for the intended production; (iv) the Company fell short of its undertakings and promises; and (v) in March 2023, the Company illegally terminated the business relationship. BVeggie intends to claim damages in the total amount of 129,841,920 CAD, in compensation for its investments, lost profits and the repairs needed to be made to its facility post-termination of the business relationship and removal of the Company’s equipment. The case is at a preliminary stage. The Company intends to vigorously defend against these claims. The Company has filed a motion for declinatory exception set to be heard in April 2024, alleging that these claims should be debated before an arbitration panel in California.
Saskatchewan Healthcare Employees’ Pension Plan v. Beyond Meat, Inc. et al.
On May 11, 2023, a class action complaint was filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California, captioned Retail Wholesale Department Store Union Local 338 Retirement Fund v. Beyond Meat, Inc., et al., Case No. 2:23-cv-03602. On July 26, 2023, the Court granted Saskatchewan Healthcare Employees’ Pension Plan’s motion to be appointed lead plaintiff and for its counsel to be appointed lead counsel. On August 9, 2023, the case was recaptioned as Saskatchewan Healthcare Employees’ Pension Plan v. Beyond Meat, Inc., et al., Case No. 2:23-cv-03602 (“SHEPP Action”). On October 9, 2023, the plaintiffs filed a consolidated class action complaint. The complaint alleges, among other things, that the Company and the individual defendants made false and misleading statements or omissions regarding the Company’s ability to manufacture its products at scale and to its partners’ specifications. The complaint seeks an order certifying the class; awarding compensatory damages, interest, costs, expenses, attorneys’ and expert fees; and granting other unspecified equitable or injunctive relief. The complaint alleges causes of action under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on behalf of a putative class of investors who purchased the Company’s common stock between May 5, 2020, and October 13, 2022, inclusive. On December 8, 2023, the Company and the individual defendants filed a motion to dismiss the consolidated class action complaint. On February 6, 2024, the plaintiffs filed their answering brief. Per the terms of the parties’ stipulation, the defendants’ reply brief is due on or before March 22, 2024. The Company intends to vigorously defend against these claims.
Stockholder Derivative Litigation Actions
On July 21, 2023, a derivative shareholder action was filed against certain current and former officers and directors of the Company in the United States District Court for the Central District of California, captioned Gervat v. Brown, et al., Case No. 2:23-cv-05954 (“Gervat Action”). The complaint asserts claims for breach of fiduciary duty, unjust enrichment, and gross mismanagement. It also asserts violations of Section 14(a) of the Exchange Act against a subset of defendants and seeks contribution for violations of Sections10(b) and 21D of the Exchange Act from the individual defendants named in the SHEPP Action. The Company is named as a nominal defendant only. On July 27, 2023, a second derivative shareholder action was filed in the United States District Court for the Central District of California, captioned Brink v. Brown, et al., Case No. 2:23-cv-06110 (“Brink Action”), alleging substantially the same causes of action and facts as alleged in the Gervat Action. On

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

August 15, 2023, the Gervat and Brink Actions were consolidated into a single matter, with the complaint in the Gervat Action being the operative one, and such consolidated case was captioned In Re Beyond Meat, Inc. Stockholder Derivative Litigation, Case No. 2:23-cv-05954 (“Consolidated Derivative Action”). The Consolidated Derivative Action is stayed pending resolution of the defendants’ motion to dismiss in the SHEPP Action. On August 4, 2023, a third derivative shareholder action was filed in the Superior Court of the State of California for the County of Los Angeles, captioned Moore v. Nelson, et al., Case No. 23STCV18587, alleging claims and causes of action substantially similar to those alleged in the Consolidated Derivative Action (“Moore Action”). On January 23, 2024, the plaintiff dismissed the complaint without prejudice. On December 8, 2023, a fourth derivative action was filed in the United States District Court for the District of Delaware, captioned Gilardy v. Brown, et al., Case No. 1:23-cv-01415 (“Gilardy Action”). The Gilardy Action alleges claims and causes of action substantially similar to those alleged in the Consolidated Derivative Action and Moore Action. The Gilardy Action is stayed pending resolution of the defendants’ motion to dismiss in the SHEPP Action.
Litigation Pursuant to Section 220 of the Delaware General Corporation Law (“DGCL”)
On November 17, 2023, purported stockholder Christina Brown (“Brown”) issued a books and records demand pursuant to Section 220 of the DGCL seeking documents, including board minutes and materials generally related to the same issues as those raised in the SHEPP Action and related derivative actions. On December 12, 2023, Brown filed a complaint in Delaware Chancery Court naming the Company as defendant and seeking such documents pursuant to Section 220, captioned Brown v. Beyond Meat, Case No. 2023-1262 (Del. Ch.) (“Brown 220 Litigation”). On January 12, 2024, the Brown 220 Litigation was stayed for 90 days, pursuant to a stipulation between the parties.
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
On February 22, 2024, the court issued an order granting in part and dismissing in part the Company’s motion to dismiss. The parties have until March 5, 2024, to submit a joint status report, including a date by which the plaintiffs intend to file an amended complaint, if applicable, a proposed briefing schedule if the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Company intends to file a motion to dismiss, and a proposed discovery schedule. The Company’s deadline to respond to the operative complaint is March 6, 2024. A telephonic status conference is set for March 12, 2024.
The active lawsuits are:
•Roberts v. Beyond Meat, Inc., No. 1:22-cv-02861 (N.D. Ill.) (filed May 31, 2022)
•Cascio v. Beyond Meat, Inc., No. 1:22-cv-04018 (E.D.N.Y.) (filed July 8, 2022)
•Miller v. Beyond Meat, Inc., No. 1:22-cv-06336 (S.D.N.Y.) (filed July 26, 2022)
•Garcia v. Beyond Meat, Inc., No. 4:22-cv-00297 (S.D. Iowa) (filed September 9, 2022)
•Borovoy v. Beyond Meat, Inc., No. 1:22-cv-06302 (N.D. Ill.) (filed September 30, 2022 in DuPage Co., Ill.; removed on Nov. 10, 2022)
•Zakinov v Beyond Meat, Inc., No. 4:23-cv-00144 (S.D. Tex.) (filed January 13, 2023)
The Company intends to vigorously defend against all remaining claims asserted in the complaints.
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
On February 1, 2023, the French trade association submitted updated pleadings to the Commercial Court. The association maintains its position that the Company is misleading the consumer, and additionally alleges that it is engaging in unlawful comparative advertising of its products with respect to meat and meat products. The relief sought is unchanged. On May 24, 2023, the Company submitted its defense, strongly disputing these claims. In September 2023, the Company submitted a request to stay proceedings in the commercial litigation proceedings, pending the decision of the Court of Justice of the European Union (“CJEU”) in the administrative litigation case against the French Decree prohibiting meat names. On September 27, 2023, Interbev obtained an extension to submit a response to the Company. On October 25, 2023, Interbev submitted its response opposing the Company’s request to stay proceedings and asking that the written procedure of the case be closed. The Company responded on November 22, 2023, and Interbev submitted an additional reply on January 16, 2024. On January 31, 2024, the commercial court set March 20, 2024, as the date for a hearing on the decision to stay proceedings. The commercial litigation is expected to take at least another 12 months in the first instance, and at least 18 to 24 months if the stay is granted. If the Court rules against the Company, it could disrupt the Company’s ability to market in France. The Company intends to vigorously defend against these claims.
On April 21, 2023, Interbev filed two actions before the European Union Intellectual Property Office to cancel the Company’s EU trademark registration for the Caped Steer logo. Interbev is seeking cancellation of the trademark, alleging that the trademark is invalid because it allegedly misleads the public about the nature and characteristics of the products offered under the mark. Interbev is also seeking cancellation on the basis of lack of genuine use, despite the fact that the mark is within the five-year grace period where it cannot be challenged for lack of use. On July 7, 2023, the Company submitted its responses to these actions, strongly disputing these claims and defending its use of the Caped Steer logo. Interbev’s response regarding misleading use of the mark was filed on September 14, 2023, and the Company responded on November 17, 2023.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Interbev’s response regarding the invalidity of the mark was filed in October 2023, and the Company responded on January 12, 2024.
Decree prohibiting meat names
On June 29, 2022, France adopted a Decree implementing a prohibition of June 2020 on the use of denominations used for foodstuffs of animal origin to describe, market or promote foodstuffs containing plant proteins (“Contested Decree”). The Contested Decree prohibited the use of meat names (such as “sausage” or “meatballs”) for plant-based products, from its date of entry into force on October 1, 2022. On July 27, 2022, the French High Administrative Court issued a temporary and partial suspension of the execution of the Contested Decree, in response to a motion filed by a French trade association. While the Court has not yet handed down a final decision on the merits, the suspension indicates that it has serious doubts as to the substantive lawfulness of the Contested Decree. However, the abrogation of the Contested Decree has made the procedure before the High Administrative Court without object.

The Company does not believe that the Contested Decree complied with the laws of the European Union (EU), and in particular the principle of free movement of goods, nor with French rules requiring laws to be clear and accessible. On October 21, 2022, the Company filed a request for annulment of the Contested Decree before the French High Administrative Court. On November 16, 2022, the Company filed a voluntary intervention in the French trade association’s own application for annulment, to ensure that both the Company’s voice and strong EU law arguments were heard. On January 23, 2023, the French Ministry for the Economy responded to the Company’s request for annulment and intervention. The Ministry’s response made clear that it would enforce the Contested Decree as a blanket ban on the use of all “meaty” names for plant-based products in France. On April 20, 2023, a number of plant-based companies voluntarily filed interventions in support of the Company’s case.
On July 12, 2023, the French High Administrative Court issued an intermediate judgment in the proceedings against the French meaty names ban. The Court held that there were a number of difficulties interpreting EU law, which will be decisive for the resolution of the case. For that reason, the French High Administrative Court referred the case to the CJEU, which is the highest court in the EU and can issue a legally binding interpretation of EU law valid in all 27 EU member states, including France. The French High Administrative Court is bound to follow judgments of the CJEU. The procedure before the CJEU started on August 22, 2023, and the Company filed its submission on October 31, 2023. On January 15, 2024, the CJEU closed the written procedure. The period to request an oral hearing closed on February 5, 2024, and the CJEU must now decide whether an oral hearing is necessary in these proceedings. The entire procedure is now without object, as France repealed the Contested Decree. The judgment of the CJEU would have been determinative as to whether the Contested Decree’s ban on meat names for plant-based foods was lawful, or not, under EU law. The judgment of the CJEU would have also set a precedent on the naming of plant-based foods for all other EU member states, which would have significantly disrupted or facilitated the operations of the Company and the entire plant-based protein industry in France and across the EU.
On August 23, 2023, France published a proposal for a new decree replacing the Contested Decree (“New Decree”). The New Decree has removed some of the Contested Decree’s most open-ended language, but essentially maintains the prohibition on meaty names for plant-based proteins. The New Decree was subject to administrative review procedure by the European Commission (the EU’s executive body) and the EU member states other than France. The six-months standstill period under that procedure ended on February 23, 2024. The Company supported plant-based protein trade associations against the New Decree. On February 26, 2024, the New Decree was adopted. It will enter into force on May 27, 2024. The New Decree abrogates the Contested Decree and makes the current proceedings before the CJEU and the pending proceedings before the French High Administrative Court without object. Thus, the Company or the plant-based protein trade associations may need to initiate new proceedings before the French High Administrative Court and the CJEU against the New Decree. The Company maintains its position that the Contested Decree was, and the New

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Decree is illegal under French and EU law. It will continue to defend against prohibitions on meaty names, among others through plant-based protein trade associations.
The Company is involved in various other legal proceedings, claims, and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of such matters that are pending or asserted will have a material effect on its financial statements.
Note 11. Income Taxes
A reconciliation of loss before income taxes for domestic and foreign locations for the years ended December 31, 2023, 2022 and 2021 is as follows:

(in thousands)	Year Ended December 31,
	2023	2022	2021
United States	$(305,035)	$(290,765)	$(155,810)
Foreign	(29,202)	(56,392)	(23,258)
Loss before income taxes	$(334,237)	$(347,157)	$(179,068)
The provision for income taxes was as follows:

(in thousands)	Year Ended December 31,
Current:	2023	2022	2021
Federal	$—	$—	$—
State	5	32	60
Foreign	—	—	—
	$5	$32	$60

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
	$—	$—	$—

Provision for income tax	$5	$32	$60
The Company has provided a 100% valuation allowance on its deferred tax assets. The provision for income taxes in 2023, 2022 and 2021 is primarily for taxes payable to the states.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

A reconciliation of income tax expense from continuing operations to the amount computed by applying the statutory federal income tax rate to the net loss from continuing operations is summarized as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
U.S. income tax at federal statutory rate	$(70,190)	$(72,902)	$(38,229)
State income tax, net of federal benefits	(7,670)	(8,841)	(4,991)
Foreign rate differential	(1,315)	(2,536)	(985)
Share-based compensation	3,639	1,479	(4,932)
Research and development credits	(6)	(5)	(20)
Change in tax rates	166	204	(719)
Other	431	(2,807)	771
Change in valuation allowance	74,950	85,440	49,165
Provision for income tax	$5	$32	$60
Significant components of the Company's deferred tax assets and liabilities as of December 31, 2023, and 2022 are shown below.

	December 31,
(in thousands)	2023	2022
Deferred Tax Assets:
Net operating loss (NOL)	$259,544	$198,358
Operating lease liability	31,227	20,659
Intangibles	10,113	7,189
Share-based compensation	10,540	8,746
Inventory provision	11,221	3,757
Other	11,796	11,087
Total gross deferred tax assets	334,441	249,796

Deferred Tax liabilities:
Operating lease right-of-use assets	30,480	20,497
Property, plant and equipment	4,740	4,805
Total gross deferred tax liabilities	35,220	25,302

Valuation allowance	299,221	224,494
Net deferred tax assets (liabilities)	$—	$—
As of December 31, 2023 and 2022, management assessed the realizability of deferred tax assets and evaluated the need for an amount of a valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, “Income Taxes,” pursuant to which management analyzed all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized.
In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

overcome.” Based upon available evidence, it was concluded on a more-likely-than-not basis that certain deferred tax assets were not realizable as of December 31, 2023. Accordingly, a valuation allowance of $299.2 million has been recorded to offset these deferred tax assets. The change in valuation allowance for the year ended December 31, 2023 and 2022, was an increase of $74.7 million.
As of December 31, 2023, the Company has accumulated federal, state and foreign net operating loss carryforwards of approximately $983.6 million, $413.3 million and $104.0 million, respectively, of which approximately $891.9 million of the federal net operating losses and $63.4 million of the state net operating losses do not expire and the remaining federal, state and foreign tax loss carryforwards begin to expire in 2031, 2031 and 2025 respectively, unless previously utilized. As of December 31, 2022, the Company had accumulated federal, state and foreign net operating loss carryforwards of approximately $744.5 million, $314.2 million and $84.1 million, respectively.
Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company's net operating loss (NOLs) and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed a section 382 analysis through October 1, 2022 and concluded ownership changes occurred in 2011, 2013 and 2015. However, these ownership changes are not expected to result in a material limitation on future use of the Company’s NOLs and credit carryforwards generated prior to these ownership changes pursuant. Changes may have occurred in 2023 and may occur in the future that could limit the Company's ability to utilize tax attributes. Any adjustment to the Company's tax attributes as a result of such ownership changes will result in a corresponding decrease to the valuation allowance recorded against the Company's deferred tax assets.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Gross unrecognized tax benefits at the beginning of the year	$10,326	$8,861
Increases related to current year positions	1,376	1,465
Increases/Decreases related to prior year positions	264	—
Expiration of unrecognized tax benefits	—	—
Gross unrecognized tax benefits at the end of the year	$11,966	$10,326

As of December 31, 2023 and 2022, the Company had $10.7 million and $9.4 million, respectively, of unrecognized tax benefits from research and development tax credits, none of which, if recognized, would affect the Company’s effective tax rate.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2023, 2022 and 2021, interest and penalties recognized were insignificant. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months.
The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statute of limitations. The Company’s tax years from 2011 (inception) are subject to examination by the US federal, state and foreign tax authorities due to the carry forward of unutilized tax attributes.
With respect to the income of its foreign subsidiaries, the Company asserts the position that the undistributed earnings of its foreign subsidiaries are permanently invested in that jurisdiction. As a result, no additional income taxes have been provided on the possible repatriation of these earnings to the parent company. The Company does not have any unremitted earnings as of December 31, 2023.

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
Deferred income taxes have not been provided for undistributed earnings of the Company’s consolidated foreign subsidiaries because of the Company's intent to reinvest such earnings indefinitely in active foreign operations. At December 31, 2023, the Company had $0 in unremitted earnings that were permanently reinvested related to its consolidated foreign subsidiaries.
Note 12. Net Loss Per Share Available to Common Stockholders (“EPS”)
The Company calculates basic and diluted net loss per share available to common stockholders in conformity with the two-class method required for companies with participating securities. Pursuant to ASU 2020-06, the Company applies the more dilutive of the if-converted method and the two-class method to its Notes. See Note 2.

(in thousands, except share and per share amounts)	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss available to common stockholders	$(338,144)	$(366,137)	$(182,105)
Undistributed net income available to unvested restricted stockholders	—	—	—
Net loss available to common stockholders—basic	$(338,144)	$(366,137)	$(182,105)
Denominator:
Weighted average common shares outstanding—basic	64,300,099	63,622,432	63,172,368
Dilutive effect of shares issuable under stock options	—	—	—
Dilutive effect of RSUs	—	—	—
Dilutive effect of share-settled obligation	—	—	—
Dilutive effect of Notes, if converted(1)	—	—	—
Weighted average common shares outstanding—diluted	64,300,099	63,622,432	63,172,368
Net loss per share available to common stockholders—basic	$(5.26)	$(5.75)	$(2.88)
______________
(1) As the Company recorded a net loss in the years ended December 31, 2023, 2022 and 2021, inclusion of shares from the conversion premium or spread would be anti-dilutive. The Company had $1.2 billion and Notes outstanding during the year ended December 31, 2023, 2022 and 2021.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Year Ended December 31,
	2023	2022		2021
Options to purchase common stock	4,477,120	3,999,933	FN 12, PY	3,956,364
Restricted stock units	1,411,310	993,313	FN 12, PY	608,175
Total	5,888,430	4,993,246		4,564,539

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note 13. Related Party Transactions
TPP
In connection with the Company’s investment in TPP, a joint venture with PepsiCo, Inc., the Company sold certain products directly to the joint venture. In the year ended December 31, 2022, the Company also entered into an agreement for a nonrefundable up-front fee associated with its manufacturing and supply agreement with TPP. As part of renegotiating certain contracts and changing operating activities related to Beyond Meat Jerky, in the first quarter of 2023, the Company recognized in full the remaining balance of this fee. See Note 10.
Net revenues earned from TPP included in U.S. retail channel net revenues were $5.3 million, $33.5 million and $0 for the years ended December 31, 2023, 2022 and 2021, respectively.
Accounts receivable from TPP were $0 and $0.4 million at December 31, 2023 and 2022, respectively. Unrecognized revenues associated with the up-front fee charged to TPP were $0 million and $2.0 million and included in "Accrued expenses and other current liabilities" in the Company's consolidated balance sheet as of December 31, 2023 and December 31, 2022, respectively.
Donald Thompson
In 2022, the Company entered into a Master Services Agreement with CA Consulting LLC, a restaurant, food tech and beverage consulting firm, led by Don Thompson, one of the former directors on the Company’s Board of Directors who served until the end of his term in May 2021, for strategic consulting services rendered by CA Consulting LLC. In 2021, the Company accrued $1.0 million in payment towards these consulting services and paid it in 2022. The Company did not incur any such costs in 2023 or 2022.
Note 14. Subsequent Event
Termination of Purchase Agreement
Given the Company’s intention to reduce its overall operating expenses and cash expenditures, on February 2, 2024, the Company terminated the agreement to purchase a property in Enschede, the Netherlands and the security deposit was returned to the Company. The Company entered into a lease agreement with the subsequent purchaser of the property to lease the approximately 114,000 square foot property for an initial period of five years with an option to renew for an additional five years at a first year annual rent of approximately €1.0 million.
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
Based on our evaluation under the framework set forth in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.
Attestation Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The attestation report of the independent registered public accounting firm, Deloitte & Touche LLP, on the Company’s internal control over financial reporting is included below under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Beyond Meat, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Beyond Meat, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 1, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Los Angeles, California
March 1, 2024

ITEM 9B. OTHER INFORMATION.
During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be set forth in our Proxy Statement and is incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

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
(a)(3) EXHIBITS
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	10-Q	6/12/2019	3.1
3.2	Amended and Restated Bylaws.	8-K	2/13/2024	3.1
4.1	Form of Common Stock Certificate.	S-1/A	3/27/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated as of October 5, 2018, by and among the Registrant and the other parties thereto.	S-1	11/16/2018	4.2
4.3	Description of Registrant’s Securities.	10-K	3/1/2023	4.3
4.4	Indenture, dated as of March 5, 2021, between Beyond Meat, Inc. and U.S. Bank National Association, as trustee.	8-K	3/5/2021	4.1
4.5	Form of certificate representing 0% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.1 to the Form 8-K filed on 3/5/21).	8-K	3/5/2021	4.1
10.1	Standard Industrial/Commercial Single-Tenant Lease, dated as of January 18, 2017, by and between Smoky Hollow Industries, LLC and Registrant with attachments thereto.	S-1	11/16/2018	10.1
10.2	First Amendment dated as of July 1, 2021 to Standard Industrial/Commercial Single-Tenant Lease, dated as of January 18, 2017, by and between Smoky Hollow Industries, LLC and Registrant with attachments thereto.	10-Q	8/12/2021	10.1
10.3	Second Amendment dated as of January 27, 2022 to Standard Industrial/Commercial Single-Tenant Lease, dated as of January 18, 2017, as amended, by and between Smoky Hollow Industries, LLC and Registrant.	10-Q	5/12/2022	10.2

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.4	Third Amendment dated as of March 28, 2022 to Standard Industrial/Commercial Single-Tenant Lease, dated as of January 18, 2017, as amended, by and between Smoky Hollow Industries, LLC and Registrant.+	10-Q	5/12/2022	10.3
10.5	Fourth Amendment dated as of May 23, 2022 to Lease dated as of July 1, 2021, as amended, by and between Smoky Hollow Industries, LLC and Registrant.+	10-Q	8/11/2022	10.1
10.6	Fifth Amendment dated as of June 21, 2022 to Lease dated as of July 1, 2021, as amended, by and between Smoky Hollow Industries, LLC and Registrant.+	10-Q	8/11/2022	10.2
10.7	Sixth Amendment dated as of August 30, 2022 to Lease dated as of July 1, 2021, as amended, by and between Smoky Hollow Industries, LLC and Registrant.+	10-Q	11/10/2022	10.1
10.8
Seventh Amendment effective as of November 1, 2023 to Standard Industrial/Commercial Single-Tenant Lease dated as of January 18, 2017, as amended, by and between Smoky Hollow Industries, LLC and Registrant.
					X
10.9	Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire LeMone Revocable Trust dated February 6, 2004 and Registrant and amendment thereto dated November 1, 2017.	S-1	11/16/2018	10.2
10.10	Second Lease Amendment to Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire Lemone Revocable Trust and the Company, dated May 6, 2019.	10-K	3/19/2020	10.3
10.11	Third Lease Amendment to Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire Lemone Revocable Trust and the Company, dated March 16, 2020.	10-K	3/19/2020	10.4
10.12	Fourth Lease Amendment to Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire Lemone Revocable Trust and the Company, dated March 9, 2022.	10-Q	5/12/2022	10.1
10.13	Lease, dated October 12, 2017, by and between LeMone Family Limited Partnership, LLLP and Registrant as amended by the Lease Amendment dated April 18, 2018.	S-1	11/16/2018	10.3
10.14	Second Lease Amendment to Lease, dated October 12, 2017, as amended, by and between LeMone Family Limited Partnership, LLLP and Registrant, dated May 22, 2020.	10-Q	8/11/2020	10.2

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.15	Lease, dated as of January 14, 2021, by and between Registrant and HC Hornet Way, LLC.	8-K	1/15/2021	10.1
10.16	Supply Agreement, dated December 28, 2018, by and between Roquette America, Inc. and Registrant.+	S-1/A	4/15/2019	10.10
10.17	Multi-Year Sales Agreement, dated January 10, 2020, by and between Roquette Frères and Beyond Meat, Inc.+	8-K	1/15/2020	10.1
10.18	First Amendment dated as of August 3, 2022 to the Multi-Year Sales Agreement, dated January 10, 2020, by and between Roquette Frères and Beyond Meat, Inc.+	10-Q	8/11/2022	10.3
10.19	Second Amendment dated as of July 1, 2023 to the Multi-Year Sales Agreement, dated January 10, 2020, as amended, by and between Roquette Frères and Beyond Meat, Inc.+	10-Q	8/9/2023	10.1
10.20	Form of Indemnification Agreement with directors and executive officers.*	S-1/A	1/9/2019	10.11
10.21	2011 Equity Incentive Plan, amended as of April 3, 2019, and related forms of stock award agreements.*	S-1/A	4/15/2019	10.12
10.22	2018 Equity Incentive Plan, and related forms of stock award agreements.*	S-1/A	1/9/2019	10.13
10.23	Amended form of 2018 Equity Incentive Plan stock option award agreement.*	10-Q	7/29/2019	10.1
10.24	Amended form of 2018 Equity Incentive Plan restricted stock unit award agreement.*	10-Q	11/9/2023	10.1
10.25	2018 Employee Stock Purchase Plan.*	S-1/A	1/9/2019	10.14
10.26	Executive Incentive Bonus Plan.*	S-1	11/16/2018	10.15
10.27	Form of Executive Change in Control Severance Agreement.*	S-1	11/16/2018	10.16
10.28	Employment Agreement by and between Registrant and Ethan Brown.*	S-1/A	1/9/2019	10.20
10.29	Offer Letter dated April 29, 2019 with Teri L. Witteman.*	8-K	5/20/2019	10.1
10.30	Form of Confirmation of Base Call Option Transaction, dated March 2, 2021.	8-K	3/05/2021	10.1
10.31	Form of Confirmation of Additional Call Option Transaction, dated March 12, 2021.	8-K	3/16/2021	10.1
10.32	Offer letter dated December 14, 2018 between the Company and Lubi Kutua.*+				X
10.33	Letter agreement dated November 10, 2022 between the Company and Lubi Kutua.*	8-K	11/16/2022	10.1	X
10.34	Offer Letter dated January 5, 2023 between the Company and Akerho Oghoghomeh.*				X

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.35	Offer Letter dated May 5, 2021 between the Company and Jonathan Nelson.*+				X
10.36	Letter agreement dated October 13, 2022 between the Company and Jonathan Nelson.*				X
14.1	Code of Business Conduct and Ethics, as amended effective as of December 16, 2022.	10-K	3/1/2023	14.1
19.1	Insider Trading Policy amended as of October 27, 2023.				X
21.1	Subsidiaries.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
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
X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Beyond Meat, Inc. Policy for Recovery of Erroneously Awarded Compensation effective as of October 2, 2023.				X
101
The following financial statements from the Company's Yearly Report on Form 10-K for the fiscal year ended December 31, 2023 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss,(iv) Consolidated Statements of Stockholders' Equity (Deficit), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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
‘+Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item601(b)(10).

_________________

ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEYOND MEAT, INC.

Date:	March 1, 2024	By:	/s/ Ethan Brown
		Name:	Ethan Brown
		Title:	President and Chief Executive Officer

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated below on March 1, 2024:

Signature	Title

/s/ Ethan Brown	President, Chief Executive Officer, and Director (Principal Executive Officer)
Ethan Brown

/s/ Lubi Kutua	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Lubi Kutua

/s/ Seth Goldman	Chair of the Board
Seth Goldman

/s/ Sally Grimes	Director
Sally Grimes

/s/ Colleen Jay	Director
Colleen Jay

/s/ Raymond J. Lane	Director
Raymond J. Lane

/s/ C. James Koch	Director
C. James Koch

/s/ Muktesh Pant	Director
Muktesh Pant

/s/ Ned Segal	Director
Ned Segal

/s/ Kathy N. Waller	Director
Kathy N. Waller