Form 10-Q
period 2024-03-30
BEYOND MEAT, INC.
filed 2024-05-09
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                Yes  ☐   No  ☒
As of May 8, 2024, the registrant had 64,884,712 shares of common stock, $0.0001 par value per share, outstanding.

i

Note Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties concerning the business, products and financial results of Beyond Meat, Inc. (including its subsidiaries unless the context otherwise requires, “Beyond Meat,” “we,” “us,” “our” or the “Company”). We have based these forward-looking statements largely on our current opinions, expectations, beliefs, plans, objectives, assumptions and projections about future events and financial trends affecting the operating results and financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
•the impact of inflation and higher interest rates across the economy, including higher food, grocery, raw materials, transportation, energy, labor and fuel costs;
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
•the timing and success of narrowing our commercial focus to certain growth opportunities; accelerating activities that prioritize gross margin expansion and cash generation, including as part of our review of our global operations initiated in November 2023 (“Global Operations Review”); changes to our pricing architecture within certain channels including the recent and planned future price increases of certain of our products; and accelerated, cash-accretive inventory reduction initiatives;
•our ability to successfully execute our Global Operations Review, including the exit or discontinuation of select product lines such as Beyond Meat Jerky; the impact of non-cash charges such as provision for excess and obsolete inventory, accelerated depreciation on planned write-offs and disposals of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; and the continued review of our operations in China;
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
•the timing and success of distribution expansion and new product introductions, including the timing and success of the Beyond IV launch, in increasing revenues and market share;
•the timing and success of strategic Quick Service Restaurant (“QSR”) partnership launches and limited time offerings resulting in permanent menu items;
•foreign currency exchange rate fluctuations;
•our ability to identify and execute cost-down initiatives intended to improve our profitability;
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
•variations in product selling prices and costs, the timing and success of changes to our pricing architecture within certain channels including the recent and planned future price increases of certain of our products, and the mix of products sold;
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
•the availability of pea and other proteins and avocado oil that meet our standards;
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
•the impact of the discontinuation of the Beyond Meat Jerky product line;
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
•our ability to meet our obligations under our El Segundo Campus and Innovation Center ("Campus Headquarters") lease (“Campus Lease”), the timing of occupancy and completion of the build-out of our space, cost overruns, delays, the impact of workforce reductions or other cost-reduction initiatives on our space demands, and the timing and success of subleasing, assigning or otherwise transferring any excess space that may exist at our Campus Headquarters;
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
•adverse developments affecting the financial services industry;
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
•seasonality, including increased levels of grilling activity and higher levels of purchasing by customers ahead of holidays, customer shelf reset activity and the timing of product restocking by our retail customers;
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
•the impact of tariffs and trade wars;
•the impact of changes in tax laws; and
•the risks discussed in Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2024 (the “2023 10-K”), Part II, Item 1A, “Risk Factors,” included herein, and those discussed in other documents we file from time to time with the SEC.
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “might,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “seek,” “would” or “continue,” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Because
v

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
This report also contains estimates and other statistical data obtained from independent parties and by us relating to market size and growth and other data about our industry and ultimate consumers. The number of retail and foodservice outlets where Beyond Meat branded products are available was derived from rolling 52-week data as of March 2024 and excludes outlets unique to Beyond Meat Jerky. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates and data. In 2023, we continued the process of renegotiating certain contracts and changing operating activities related to Beyond Meat Jerky and assumed distribution responsibilities for Beyond Meat Jerky in the fourth quarter of 2023. In 2023, as part of our Global Operations Review, we made the decision to discontinue the Beyond Meat Jerky product line.
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

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	March 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$157,913	$190,505
Restricted cash, current	2,971	2,830
Accounts receivable, net	35,648	31,730
Inventory	122,538	130,336
Prepaid expenses and other current assets	15,032	12,904
Assets held for sale	2,401	4,539
Total current assets	$336,503	$372,844
Restricted cash, non-current	12,600	12,600
Property, plant and equipment, net	190,896	194,046
Operating lease right-of-use assets	129,379	130,460
Prepaid lease costs, non-current	63,264	61,635
Other non-current assets, net	704	1,192
Investment in unconsolidated joint venture	1,680	1,673
Total assets	$735,026	$774,450
Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$55,836	$56,032
Accrued bonus	822	4,790
Current portion of operating lease liabilities	3,976	3,677
Accrued litigation settlement costs	7,500	—
Accrued expenses and other current liabilities	10,665	9,855
Total current liabilities	$78,799	$74,354
Long-term liabilities:
Convertible senior notes, net	$1,138,525	$1,137,542
Operating lease liabilities, net of current portion	75,490	75,648
Finance lease obligations and other long-term liabilities	3,623	274
Total long-term liabilities	$1,217,638	$1,213,464

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	March 30, 2024	December 31, 2023
(continued on the next page)
Commitments and Contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	$—	$—
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 64,852,842 and 64,624,140 shares issued and outstanding at March 30, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	578,773	573,128
Accumulated deficit	(1,135,614)	(1,081,253)
Accumulated other comprehensive loss	(4,576)	(5,249)
Total stockholders’ deficit	$(561,411)	$(513,368)
Total liabilities and stockholders’ deficit	$735,026	$774,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net revenues	$75,603	$92,236
Cost of goods sold	71,935	86,051
Gross profit	3,668	6,185
Research and development expenses	9,860	12,432
Selling, general and administrative expenses	47,282	51,900
Restructuring expenses	—	(426)
Total operating expenses	57,142	63,906
Loss from operations	(53,474)	(57,721)
Other (expense) income, net:
Interest expense	(1,015)	(989)
Other, net	123	2,908
Total other (expense) income, net	(892)	1,919
Loss before taxes	(54,366)	(55,802)
Income tax expense	2	—
Equity in (income) losses of unconsolidated joint venture	(7)	3,235
Net loss	$(54,361)	$(59,037)
Net loss per share available to common stockholders—basic and diluted	$(0.84)	$(0.92)
Weighted average common shares outstanding—basic and diluted	64,702,249	64,004,894
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net loss	$(54,361)	$(59,037)
Other comprehensive income, net of tax:
Foreign currency translation gain, net of tax	673	3
Comprehensive loss, net of tax	$(53,688)	$(59,034)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2022	63,773,982	$6	$544,357	$(743,109)	$(4,802)	$(203,548)
Net loss	—	—	—	(59,037)	—	(59,037)
Issuance of common stock under equity incentive plans, net	376,772	—	(117)	—	—	(117)
Share-based compensation for equity classified awards	—	—	9,565	—	—	9,565
Foreign currency translation adjustment	—	—	—	—	3	3
Balance at April 1, 2023	64,150,754	$6	$553,805	$(802,146)	$(4,799)	$(253,134)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2023	64,624,140	$6	$573,128	$(1,081,253)	$(5,249)	$(513,368)
Net loss	—	—	—	(54,361)	—	(54,361)
Issuance of common stock under equity incentive plans, net	228,702	—	(430)	—	—	(430)
Share-based compensation for equity classified awards	—	—	6,075	—	—	6,075
Foreign currency translation adjustment	—	—	—	—	673	673
Balance at March 30, 2024	64,852,842	$6	$578,773	$(1,135,614)	$(4,576)	$(561,411)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Three Months Ended
	March 30, 2024	April 1, 2023
Cash flows from operating activities:
Net loss	$(54,361)	$(59,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,969	6,049
Non-cash lease expense	2,074	1,783
Share-based compensation expense	6,075	9,565
Loss on sale and write-down of fixed assets	183	3,907
Amortization of debt issuance costs	984	984
Equity in (income) losses of unconsolidated joint venture	(7)	3,235
Unrealized loss (gain) on foreign currency transactions	2,173	(731)
Net change in operating assets and liabilities:
Accounts receivable	(4,143)	(8,078)
Inventories	7,162	13,779
Prepaid expenses and other assets	410	3,926
Accounts payable	214	(13,271)
Accrued expenses and other current liabilities	2,953	(528)
Prepaid lease costs, non-current	(1,669)	(3,082)
Operating lease liabilities	(822)	(678)
Net cash used in operating activities	$(31,805)	$(42,177)
Cash flows from investing activities:
Purchases of property, plant and equipment	$(1,197)	$(5,302)
Proceeds from sale of fixed assets	429	2,250
Payments for investment in joint venture	—	(3,250)
Return of security deposits	466	—
Net cash used in investing activities	$(302)	$(6,302)
Cash flows from financing activities:
Principal payments under finance lease obligations	$(511)	$(33)
Proceeds from exercise of stock options	5	136
Payments of minimum withholding taxes on net share settlement of equity awards	(435)	(252)
Net cash used in financing activities	$(941)	$(149)
Net decrease in cash, cash equivalents and restricted cash	$(33,048)	$(48,628)
Cash, cash equivalents and restricted cash at the beginning of the period	205,935	322,548
Effect of exchange rate changes on cash	597	(328)
Cash, cash equivalents and restricted cash at the end of the period	$173,484	$273,592
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Three Months Ended
	March 30, 2024	April 1, 2023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$2	$—
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$809	$2,474
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,034	$—
Reclassification of pre-paid lease costs to operating lease right-of-use assets	$39	$519
Non-cash additions to financing leases	$4,425	$55
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
As of March 30, 2024, approximately 85% of the Company’s assets were located in the United States.
Note 2. Summary of Significant Accounting Policies
A detailed description of the Company's significant accounting policies can be found in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 1, 2024 (the “2023 10-K”). There have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2023 10-K, except as noted below.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or for any other interim period or for any other future fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the 2023 10-K. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.
Management’s Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company include trade promotion accruals; useful lives of property, plant and equipment; valuation of

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

fixed assets, valuation of deferred tax assets; valuation of inventory; incremental borrowing rate used to determine operating lease right-of-use assets and operating lease liabilities; assessment of contract-based factors, asset-based factors, entity-based factors and market-based factors to determine the lease term impacting right-of-use assets and lease liabilities; the valuation of the fair value of stock options and performance stock units (“PSUs”) used to determine share-based compensation expense; and loss contingency accruals in connection with claims, lawsuits and administrative proceedings.
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
Foreign Currency
Foreign currency translation gains, net of tax, reported as cumulative translation adjustments through “Other comprehensive loss” were $0.7 million and $3,000 in the three months ended March 30, 2024 and April 1, 2023, respectively. Net realized and unrealized foreign currency transaction (losses) gains included in “Other, net” were $(2.3) million and $0.3 million in the three months ended March 30, 2024 and April 1, 2023, respectively.
Fair Value of Financial Instruments
The Company had no financial instruments measured at fair value on a recurring basis at March 30, 2024 and December 31, 2023.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 in the three months ended March 30, 2024 and April 1, 2023.
Revenue Recognition
At the end of each accounting period, the Company recognizes a contra asset to accounts receivable for estimated sales discounts that have been incurred but not paid which totaled $5.1 million and $6.9 million as of March 30, 2024 and December 31, 2023, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.
Presentation of Net Revenues by Channel
The following table presents the Company’s net revenues by channel:

	Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
U.S.:
Retail	$37,088	$44,159
Foodservice	12,304	14,675
U.S. net revenues	49,392	58,834
International:
Retail	12,578	14,289
Foodservice	13,633	19,113
International net revenues	26,211	33,402
Net revenues	$75,603	$92,236

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

One distributor accounted for approximately 13% and 12% of the Company’s gross revenues, respectively, in the three months ended March 30, 2024 and April 1, 2023. No other customer or distributor accounted for more than 10% of the Company’s gross revenues in the three months ended March 30, 2024 and April 1, 2023.
Earnings (Loss) Per Share
Earnings (loss) per share (“EPS”) represents net income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS represents net income available to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of potential common shares outstanding during the period. Such potential common shares include options, restricted stock units (“RSUs”) and PSUs.
In periods when the Company records net loss, all potential common shares are excluded in the computation of EPS because their inclusion would be anti-dilutive. See Note 11.
Prepaid Expenses
Prepaid expenses primarily include prepaid insurance and other prepaid vendor costs, which are expensed in the period to which they relate. Prepaid expenses are included under the caption “Prepaid assets and other assets” in the Company’s condensed consolidated balance sheets and were $8.9 million and $8.3 million as of March 30, 2024 and December 31, 2023, respectively.
Shipping and Handling Costs
The Company does not bill its distributors or customers shipping and handling fees. The Company’s products are predominantly shipped to its distributors or customers as “FOB Destination,” with control of the products transferred to the customer at the destination. In-bound shipping and handling costs incurred in manufacturing a product are included in inventory and reflected in cost of goods sold when the sale of that product is recognized. Outbound shipping and handling costs are considered as fulfillment costs and are recorded in selling, general and administrative (“SG&A”) expenses. Outbound shipping and handling costs included in SG&A expenses in the three months ended March 30, 2024 and April 1, 2023 were $2.1 million and $3.2 million, respectively.
Share-Based Compensation
The Company measures all share-based compensation cost at the grant date, based on the fair values of the awards that are ultimately expected to vest, and recognizes that cost as an expense in its condensed consolidated statements of operations over the requisite service period. The Company estimates the fair value of option awards using the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of stock options at the date of grant including the fair value and projected volatility of the underlying common stock and the expected term of the award. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s stock options. Although the fair value of stock options is determined using an option valuation model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
The Company recognizes the closing price of the Company’s stock on the grant date as the fair value of RSUs.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Company estimates the expected impact of forfeited awards and recognizes share-based compensation cost only for those stock option and RSU awards ultimately expected to vest. If actual forfeiture rates differ materially from the Company’s estimates, share-based compensation expense could differ significantly from the amounts the Company has recorded in the current period. The Company periodically reviews actual forfeiture experience and will revise its estimates, as necessary. The Company will recognize as compensation cost the cumulative effect of the change in estimated forfeiture rates on current and prior periods in earnings of the period of revision. As a result, if the Company revises its assumptions and estimates, the Company’s share-based compensation expense could change materially in the future. See Note 8.
The Company estimates the fair value of PSUs using the Monte Carlo valuation model. The market-based performance condition used for these awards is based upon the total shareholder return (“TSR”) of Beyond Meat versus the TSR of a peer group over performance periods which is considered to be a market condition under ASC 718 “Compensation—Stock Compensation.” The effect of the market condition is considered in determining the award’s grant date fair value, which is not subsequently revised based on actual performance for stock settled awards. The expense is therefore fixed at the time of grant in relation to this feature. The expense may only be adjusted for any service-related forfeitures.
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
In March 2024, the FASB issued “ASU 2024-02—Codification Improvements—Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”) which amends the Codification to remove references to various FASB Concept Statements. The amendments in ASU 2024-02 are considered to be codification improvements only. The amendments in ASU 2024-02 apply to all reporting entities within the scope of the affected accounting guidance and are effective for the Company for fiscal years beginning after December 15, 2024. Early application of the amendments in ASU 2024-02 is permitted for all entities for any fiscal year or interim period for which financial statements have not yet been issued or made available for issuance. Adoption of ASU 2024-02 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
Recently Adopted Accounting Pronouncements
None.
Note 3. Leases
See Note 9.
Leases are classified as either finance leases or operating leases based on criteria in Accounting Standards Codification 842. The Company has operating leases for its corporate offices, including the Campus Lease, its manufacturing facilities, warehouses and vehicles, and to a lesser extent, certain equipment and finance leases. Such leases generally have original lease terms between 2 years and 12 years, and often include one or more options to renew. Some leases also include early termination options, which can be exercised under specific conditions. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company does not have residual value guarantees or material restrictive covenants associated with its leases.
On January 14, 2021, the Company entered into the Campus Lease, a 12-year lease with two 5-year renewal options to house its corporate headquarters, lab and innovation space (the “Campus Headquarters”) in El Segundo, California. Although the Company is involved in the design of the tenant improvements of the Campus Headquarters, the Company does not have title or possession of the assets during construction. In addition, the Company does not have the ability to control the leased Campus Headquarters until each phase of the tenant improvements is complete. The Company contributed $1.7 million and $4.2 million in rent prepayments and payments towards the construction of the Campus Headquarters in the three months ended March 30, 2024 and the year ended December 31, 2023, respectively. The payments towards rent prepayments and construction costs are initially recorded in “Prepaid lease costs, non-current” in the Company’s condensed consolidated balance sheets and will ultimately be reclassified as a component of a right-of-use asset upon lease commencement for each phase of the lease.
In 2022, the tenant improvements associated with Phase 1-A were completed, and the underlying asset was delivered to the Company. As such, upon commencement of Phase 1-A, the Company

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

recognized a $64.1 million right-of-use asset, which included the reclassification of $27.7 million of the construction payments previously included in “Prepaid lease costs, non-current,” and a $36.6 million lease liability. Upon completion of the tenant improvements associated with Phase 1-A, the Company moved its innovation team from its former Manhattan Beach Innovation Center to the Campus Headquarters. In 2023, the tenant improvements associated with Phase 1-B were completed, and the underlying asset was delivered to the Company. As such, upon commencement of Phase 1-B, the Company recognized a $64.9 million right-of-use asset, which included the reclassification of $29.3 million of the construction payments previously included in “Prepaid lease costs, non-current,” and a $35.6 million lease liability. Upon completion of the tenant improvements associated with Phase 1-B, the Company moved its headquarters, sales and marketing operations to the Campus Headquarters. The lease on the Company’s Manhattan Beach Project Innovation Center expired on January 31, 2024. Costs associated with this lease through its termination date, including termination costs, are included in operating lease costs related to research and development expenses and are reflected in the tables below.
Given the Company’s intention to reduce its overall operating expenses and cash expenditures, on February 2, 2024, the Company terminated the agreement to purchase a property in Enschede, the Netherlands (the “Enschede Property”) and the security deposit was returned to the Company, which was subsequently paid to the purchaser of the property to be applied towards the deposit and future lease payments. The Company entered into a lease agreement with the purchaser of the property to lease the approximately 114,000 square foot property for an initial period of five years with an option to renew for an additional five years at an annual rent of approximately €1.0 million. The lease is classified as a finance lease in the Company’s condensed consolidated balance sheet as of March 30, 2024. Costs associated with this lease are included in finance lease costs related to cost of goods sold and are reflected in the tables below.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Lease costs for operating and finance leases:

		Three Months Ended
(in thousands)	Statement of Operations Location	March 30, 2024	April 1, 2023
Operating lease cost:
Lease cost	Cost of goods sold	$397	$410
Lease cost	Research and development expenses	2,391	2,530
Lease cost	Selling, general and administrative expenses	668	365
Variable lease cost(1)	Cost of goods sold	65	85
Variable lease cost(1)	Research and development expenses	18	62
Variable lease cost(1)	Selling, general and administrative expenses	1,091	516
Operating lease cost		$4,630	$3,968
Short-term lease cost:
Short-term lease cost	Cost of goods sold	$21	$21
Short-term lease cost	Research and development expenses	24	47
Short-term lease cost	Selling, general and administrative expenses	33	47
Short-term lease cost		$78	$115
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$197	$53
Amortization of right-of use assets	Research and development expenses	4	3
Interest on lease liabilities	Interest expense	32	6
Variable lease cost(1)	Cost of goods sold	4	1
Finance lease cost		$237	$63
Total lease cost		$4,945	$4,146
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental balance sheet information:

(in thousands)	Balance Sheet Location	March 30, 2024	December 31, 2023
Assets
Operating leases	Operating lease right-of-use assets	$129,379	$130,460
Finance leases, net	Property, plant and equipment, net	4,687	461
Total lease assets		$134,066	$130,921

Liabilities
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$3,976	$3,677
Finance lease liabilities	Accrued expenses and other current liabilities	763	196
Long-term:
Operating lease liabilities	Operating lease liabilities, net of current portion	75,490	75,648
Finance lease liabilities	Finance lease obligations and other long-term liabilities	3,623	274
Total lease liabilities		$83,852	$79,795
The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year, as of March 30, 2024:

	March 30, 2024
(in thousands)	Operating Leases	Finance Leases
Remainder of 2024	$6,469	$643
2025	8,465	1,153
2026	8,345	1,048
2027	8,219	1,013
2028	8,334	975
Thereafter	88,538	—
Total undiscounted future minimum lease payments	128,370	4,832
Less imputed interest	(48,904)	(446)
Total discounted future minimum lease payments	$79,466	$4,386
Weighted average remaining lease terms and weighted average discount rates were:

	March 30, 2024
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	13.8	4.6
Weighted average discount rate	6.9%	4.2%

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental cash flow information:

	Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$2,171	$1,507
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,034	$—
Note 4. Inventories
Major classes of inventory were as follows:

(in thousands)	March 30, 2024	December 31, 2023
Raw materials and packaging	$61,106	$61,371
Work in process	25,638	37,329
Finished goods	35,794	31,636
Total	$122,538	$130,336
Note 5. Property, Plant and Equipment
The Company records property, plant and equipment at cost and includes finance lease assets in “Property, plant and equipment, net” in its condensed consolidated balance sheets. A summary of property, plant, and equipment as of March 30, 2024 and December 31, 2023 is as follows:

(in thousands)	March 30, 2024	December 31, 2023
Manufacturing equipment	$166,766	$165,028
Research and development equipment	20,994	19,594
Leasehold improvements	18,270	23,898
Building	22,851	22,813
Finance leases	5,487	1,086
Software	2,839	3,568
Furniture and fixtures	932	1,079
Vehicles	584	584
Land	5,454	5,478
Assets not yet placed in service	38,116	43,123
Total property, plant and equipment	$282,293	$286,251
Less: accumulated depreciation and amortization	91,397	92,205
Property, plant and equipment, net	$190,896	$194,046
Depreciation and amortization expense for the three months ended March 30, 2024 and April 1, 2023 was $7.0 million and $6.0 million, respectively. Of the total depreciation and amortization expense in the three months ended March 30, 2024 and April 1, 2023, $6.1 million and $5.4 million, respectively, were recorded in cost of goods sold, $0.5 million and $0.5 million, respectively, were recorded in research and development expenses, and $0.4 million and $0.1 million, respectively, were recorded in SG&A expenses, in the Company’s condensed consolidated statements of operations.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Company had $2.4 million and $4.5 million in property, plant and equipment concluded to meet the criteria for assets held for sale as of March 30, 2024 and December 31, 2023, respectively, and recorded $0.2 million and $3.9 million in loss on sale of assets in the three months ended March 30, 2024 and April 1, 2023, respectively.
Note 6. Debt
The following is a summary of debt balances as of March 30, 2024 and December 31, 2023:

(in thousands)	March 30, 2024	December 31, 2023
0% Convertible senior notes	$1,150,000	$1,150,000
Debt issuance costs	(11,475)	(12,458)
Total debt outstanding	$1,138,525	$1,137,542
Less: current portion of long-term debt	—	—
Long-term debt	$1,138,525	$1,137,542
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
The total amount of debt issuance costs of $23.6 million was recorded as a reduction to “Convertible senior notes, net” in the Company’s condensed consolidated balance sheet and is being amortized as interest expense over the term of the Notes using the effective interest method. In each of the three months ended March 30, 2024 and April 1, 2023, the Company recognized $1.0 million in interest expense related to the amortization of the debt issuance costs related to the Notes. The effective interest rate in both of the three month periods ended March 30, 2024 and April 1, 2023 was 0.09%.
The following is a summary of the Company’s Notes as of March 30, 2024:

(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
0% Convertible senior notes due March 15, 2027	$1,150,000	$11,475	$1,138,525	$276,000	Level 2
The Notes are carried at face value less the unamortized debt issuance costs on the Company’s condensed consolidated balance sheets. As of March 30, 2024, the estimated fair value of the Notes was approximately $276.0 million. The Notes are quoted on the Intercontinental Exchange and are classified as Level 2 financial instruments. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on March 28, 2024, the last business day of the period when the notes were traded.
As of March 30, 2024, the remaining life of the Notes was approximately 3.0 years.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 7. Stockholders’ Deficit
As of March 30, 2024, the Company’s shares consisted of 500,000,000 authorized shares of common stock, par value $0.0001 per share, of which 64,852,842 shares of common stock were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
As of December 31, 2023, the Company’s shares consisted of 500,000,000 authorized shares of common stock, par value $0.0001 per share, of which 64,624,140 shares were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
The Company has not declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of its capital stock.
Common Stock
Common stock reserved for future issuance consisted of the following:

	March 30, 2024	December 31, 2023
Equity incentive compensation awards granted and outstanding	7,942,877	5,888,077
Shares available for grant under the 2018 Equity Incentive Plan(1)	7,891,012	8,230,500
Shares available for issuance under the Employee Stock Purchase Plan	3,484,845	2,948,715
Shares reserved for potential issuance under the Notes	8,234,230	8,234,230
Total common stock reserved for future issuance(1)(2)	27,552,964	25,301,522
_________________
(1) Shares available for issuance under the 2018 Equity Incentive Plan includes 225,967 shares that may be issued pursuant to performance stock units if 200% of the applicable performance target is achieved.
(2) Total common stock reserved for future issuance does not include shares that may be issued pursuant to the ATM Program discussed below.

ATM Program
On May 10, 2023, the Company filed an automatic shelf registration statement on Form S-3 (the “2023 Shelf Registration Statement”) with the SEC registering an indeterminate amount of its common stock, preferred stock, debt securities, warrants, purchase contracts and units (collectively, “Company securities”). On March 18, 2024, the Company filed an updated shelf registration statement on Form S-3 (the “2024 Shelf Registration Statement”), which the SEC declared effective on April 12, 2024 and which replaced the 2023 Shelf Registration Statement. The 2024 Shelf Registration Statement allows the Company to sell, from time to time and at its discretion, Company securities having an aggregate offering price of up to $250.0 million, including shares of common stock that may be sold pursuant to the Company’s equity distribution agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”), as sales agent, under an “at the market” offering program (the “ATM Program”).
Pursuant to the Equity Distribution Agreement, the Company will pay Goldman Sachs a commission equal to 3.25% of the aggregate gross proceeds of any shares sold through Goldman Sachs pursuant to the Equity Distribution Agreement. The Company intends to use the net proceeds, if any, from sales of common stock issued under the ATM Program for general corporate and working capital purposes. The timing of any sales and the number of shares sold, if any, will depend on a variety of factors to be determined and considered by the Company. The Company is not obligated to sell any shares under the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Equity Distribution Agreement. As of March 30, 2024, no sales had been made under the Equity Distribution Agreement and the ATM Program’s full capacity remained available.
Note 8. Share-Based Compensation
In 2019, the Company’s 2011 Equity Incentive Plan (“2011 Plan”) was amended, restated and re-named the 2018 Equity Incentive Plan (“2018 Plan”). The remaining shares available for issuance under the 2011 Plan were added to the shares reserved for issuance under the 2018 Plan. As of January1, 2024, the maximum aggregate number of shares that may be issued under the 2018 Plan increased to 25,204,961 shares, which includes an increase of 2,144,521 shares effective January 1, 2024 under the terms of the 2018 Plan.
The following table summarizes the shares available for grant under the 2018 Plan:

Shares Available for Grant
Balance - December 31, 2023	8,230,500
Authorized	2,144,521
Granted(1)	(2,577,831)
Shares withheld to cover taxes	43,992
Forfeited	49,830
Balance - March 30, 2024	7,891,012
__________
(1) Includes 225,967 shares reserved for issuance pursuant to performance stock units if 200% of the applicable performance target is achieved.
As of March 30, 2024 and December 31, 2023, there were 5,311,878 and 4,477,120 shares, respectively, issuable under stock options outstanding, 2,386,363 and 1,411,310 shares, respectively, issuable under unvested RSUs outstanding, 225,967 and 0 shares, respectively, issuable under unvested PSUs outstanding, 225,967 shares reserved for issuance under unvested PSUs outstanding if 200% of the applicable performance target is achieved, 9,331,100 and 9,048,906 shares, respectively, issued for stock option exercises, RSU settlement, and restricted stock grants, and 7,891,012 and 8,230,500 shares, respectively, available for grant under the 2018 Plan.
Stock Options
Following are the assumptions used in the Black-Scholes valuation model for options granted during the periods shown below:

	Three Months Ended
	March 30, 2024	April 1, 2023
Risk-free interest rate	4.3%	4.1%
Average expected term (years)	7.0	7.0
Expected volatility	55.0%	55.3%
Dividend yield	—	—
Option grants to employees in the three months ended March 30, 2024 and April 1, 2023 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period, subject to continued employment through the vesting date.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes the Company’s stock option activity during the three months ended March 30, 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2023	4,477,120	$23.04	5.4	$12,915
Granted	859,704	$9.77	—	$—
Exercised	(1,579)	$3.00	—	$9
Canceled/Forfeited	(23,367)	$58.79	—	$—
Outstanding at March 30, 2024	5,311,878	$20.74	6.0	$11,738
Vested and exercisable at March 30, 2024	3,337,375	$23.11	4.0	$11,436
Vested and expected to vest at March 30, 2024	4,499,903	$22.42	5.3	$11,597
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
In the three months ended March 30, 2024 and April 1, 2023, the Company recorded in aggregate $1.9 million and $4.0 million, respectively, of share-based compensation expense related to options. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of March 30, 2024, there was $13.8 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over a weighted average vesting period of 1.3 years.
Restricted Stock Units
RSU grants to employees in the three months ended March 30, 2024 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award, subject to continued employment through the vesting date. Some of the RSU grants to continuing employees in the three months ended March 30, 2024 vest 50% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining four quarters of the award, subject to continued employment through the vesting date. RSU awards to non-employee consultants and ambassadors in the three months ended March 30, 2024 vest on varying dates, subject to continued service through the vesting date.
RSU grants to new and certain continuing employees in the three months ended April 1, 2023 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award, subject to continued employment through the vesting date. Some of the RSU grants to continuing employees in the three months ended April 1, 2023 vest 50% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining four quarters of the award, subject to continued employment through the vesting date.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes the Company’s RSU activity during the three months ended March 30, 2024:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2023	1,411,310	$19.60
Granted	1,266,193	$9.73
Vested(1)	(265,629)	$20.05
Canceled/Forfeited	(25,511)	$18.79
Unvested at March 30, 2024	2,386,363	$14.35
________
(1) Includes 43,992 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2018 Plan.
In the three months ended March 30, 2024 and April 1, 2023, the Company recorded in aggregate $4.0 million and $5.5 million, respectively, of share-based compensation expense related to RSUs. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of March 30, 2024, there was $19.7 million in unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted average vesting period of 1.4 years.
Performance Stock Units
In March 2024, the Company granted a target amount of $3.3 million in PSUs with market-based and service-based vesting conditions to certain executive officers. The market vesting criteria is based on the Company’s TSR results relative to a peer group. The peer group includes the constituents of the S&P Food and Beverage Select Industry Index excluding companies in the S&P 500 as of the beginning of the performance periods during a one-year, two-year and three-year performance period beginning on January 1, 2024 and ending on December 31, 2024, December 31, 2025 and December 31, 2026, respectively. The market vesting condition allows for a range of vesting from 0% to 200% of the target amount, depending on the relative TSR achieved by the Company against the peer group. In addition to the market vesting condition, these PSUs are subject to the continued service of the executive officers through the last day of the applicable performance period. The fair values of PSUs are measured on the grant date using a Monte Carlo valuation model. Each of the three performance periods is considered an individual tranche of the award referred to as “Tranche 1,” “Tranche 2” and “Tranche 3,” respectively.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Number of Units	Grant Date Fair Value Per Unit	Performance Period
Tranche 1	80,307	$13.49	January 1, 2024 - December 31, 2024
Tranche 2	74,714	$14.50	January 1, 2024 - December 31, 2025
Tranche 3	70,946	$15.27	January 1, 2024 - December 31, 2026
The following table summarizes the Company’s PSU activity during the three months ended March 30, 2024:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at January 1, 2024	—	$—
Granted	225,967	$14.38
Vested	—	$—
Canceled/Forfeited	—	$—
Unvested at March 30, 2024	225,967	$14.38
The total grant date fair value of the awards was determined to be $3.3 million, with each tranche of the awards representing $1.1 million of the total expense. The requisite service period for each tranche of the award is 10 months, 22 months and 34 months, respectively. Share-based compensation expense related to PSUs is recognized on a straight-line basis over their requisite service periods, regardless of whether the market condition is ultimately satisfied. Share-based compensation expense is not reversed if the achievement of the market condition does not occur.
In the three months ended March 30, 2024 and April 1, 2023, the Company recorded in aggregate $0.2 million and $0, respectively, of share-based compensation expense related to PSUs. The share-based compensation expense is included in SG&A expenses in the Company’s condensed consolidated statements of operations. Prior to December 31, 2023, the Company had no share-based compensation expense related to PSUs.
As of March 30, 2024, there was $3.1 million in unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted average vesting period of 1.8 years.
Employee Stock Purchase Plan
As of March 30, 2024, the maximum aggregate number of shares that may be issued under the 2018 Employee Stock Purchase Plan (“ESPP”) was 3,484,845 shares of common stock, including an increase of 536,130 shares effective January 1, 2024 under the terms of the ESPP. The ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the ESPP.
Note 9. Commitments and Contingencies
Leases
See Note 3.
On January 14, 2021, the Company entered into the Campus Lease with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), to house the Company’s Campus Headquarters.
Under the terms of the Campus Lease, the Company will lease an aggregate of approximately 282,000 rentable square feet in a portion of a building located at 888 N. Douglas Street, El Segundo, California, to

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

be built out by the Landlord and delivered to the Company in multiple phases. In 2022 and in the second quarter of 2023, the tenant improvements associated with Phase 1-A and Phase 1-B, respectively, were completed and the underlying assets were delivered to the Company. Therefore, the Company began recognizing a right-of-use asset and lease liability for Phase1-A in its condensed consolidated balance sheet in the year ended December 31, 2022 and for Phase 1-B in its condensed consolidated balance sheet in the second quarter ended July 1, 2023. See Note 3. Aggregate payments towards base rent over the initial lease term associated with the remaining phases not yet delivered to the Company are approximately $79.4 million.
Concurrent with the Company’s execution of the Campus Lease, as a security deposit, the Company delivered to the Landlord a letter of credit in the amount of $12.5 million which amount will decrease to: (i) $6.3 million on the fifth (5th) anniversary of the Rent Commencement Date (as defined in the Campus Lease); (ii) $3.1 million on the eighth (8th) anniversary of the Rent Commencement Date; and (iii) $0 in the event the Company receives certain credit ratings; provided the Company is not then in default of its obligations under the Campus Lease. The letter of credit is secured by a $12.6 million deposit reflected in the Company’s condensed consolidated balance sheets as “Restricted cash, non-current” as of March 30, 2024 and December 31, 2023.
Given the Company’s intention to reduce its overall operating expenses and cash expenditures, on February 2, 2024, the Company terminated the agreement to purchase the Enschede Property and the security deposit was returned to the Company, which was subsequently paid to the purchaser of the property to be applied towards the deposit and future lease payments. The Company entered into a lease agreement with the purchaser of the property to lease the approximately 114,000 square foot property for an initial period of five years with an option to renew for an additional five years at an annual rent of approximately €1.0 million. See Note 3.
China Investment and Lease Agreement
On September 22, 2020, the Company and its subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd. (“BYND JX”), entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX has agreed to make certain investments in the JXEDZ in two phases of development, and the Company has agreed to guarantee certain repayment obligations of BYND JX under such agreement. In the three months ended March 30, 2024 and April 1, 2023, BYND JX received $0.5 million and $0, respectively, in subsidies from the JXEDZ Finance Bureau.
During Phase 1, the Company agreed to invest $10.0 million as the registered capital of BYND JX in the JXEDZ through intercompany investment in BYND JX and BYND JX agreed to lease a facility in the JXEDZ for a minimum of two years. In connection with such agreement, BYND JX entered into a factory leasing contract with a JXEDZ company, pursuant to which BYND JX agreed to lease and renovate a facility in the JXEDZ and lease it for a minimum of two years. In the year ended December 31, 2022, the lease was amended to extend the term for an additional five years without rent escalation. In the fourth quarter of 2021, BYND JX leased an approximately 12,000 square foot facility in Shanghai, China, for a period of eight years, which is used as a local research and development facility to support the local manufacturing operations. As of March 30, 2024, the Company had invested $22.0 million as the registered capital of BYND JX and advanced $20.0 million to BYND JX.
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
The Planet Partnership
On January 25, 2021, the Company entered into the Planet Partnership, LLC (“TPP”), a joint venture with PepsiCo, Inc. (“PepsiCo”) to develop, produce and market innovative snack and beverage products made from plant-based protein. For the three months ended March 30, 2024 and April 1, 2023, the Company recognized its share of the net (income) losses in TPP, in the amount of $(7,000) and $3.2 million, respectively. As of March 30, 2024 and December 31, 2023, the Company had contributed its share of the investment in TPP in the amount of $27.6 million. See Note 12.
In 2023, the Company continued the process of renegotiating certain contracts and changing operating activities related to Beyond Meat Jerky and assumed distribution responsibilities for Beyond Meat Jerky in the fourth quarter of 2023. In 2023, as part of its review of its global operations (the “Global Operations Review”), the Company made the decision to discontinue the Beyond Meat Jerky product line.
Purchase Commitments
On July 1, 2023, the Company and Roquette Frères entered into a second amendment (the “Second Amendment”) to the Company’s existing pea protein supply agreement dated January 10, 2020, as amended by the first amendment dated August 3, 2022 (the “First Amendment”). Pursuant to the Second Amendment, the terms of the agreement and existing purchase commitments set forth in the First Amendment were revised and extended through December 31, 2025. Pursuant to the Second Amendment, the purchase commitment was revised such that the Company has committed to purchase pea protein inventory totaling $8.1 million in the remainder of 2024 and $17.1 million in 2025.
On April 6, 2022, the Company entered into a co-manufacturing agreement (“Agreement”) with a co-manufacturer to manufacture various products for the Company. The Agreement included a minimum order quantity commitment per month and an aggregate quantity over a five-year term. On November 21, 2023, the Company terminated the Agreement because the co-manufacturer failed to meet its obligations under the Agreement and recorded $4.4 million in termination-related charges. In March 2024, the co-manufacturer brought an action against the Company in a confidential arbitration proceeding. See Litigation—Arbitration with Former Co-Manufacturer.
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
Aliments BVeggie, Inc.
In November 2023, Aliments BVeggie, Inc. (“BVeggie”) filed and served legal proceedings against the Company before the Superior Court of Quebec’s District of Montreal. BVeggie alleges, among other things that: (i) in 2019, the Company and BVeggie entered into a co-manufacturing agreement, by which BVeggie would produce and deliver products for the benefit of the Company, in exchange for a tolling fee to be paid per pound of product produced and delivered to the Company; (ii) the Company would have made false and misleading statements regarding the volume of purchase orders it would provide BVeggie; (iii) BVeggie invested significant sums to adapt its facilities for the intended production; (iv) the Company fell short of its undertakings and promises; and (v) in March 2023, the Company illegally terminated the business relationship. BVeggie intends to claim damages in the total amount of 129,841,920 CAD, in compensation for its investments, lost profits and the repairs needed to be made to its facility post-termination of the business relationship and removal of the Company’s equipment. The case is at a preliminary stage. The Company intends to vigorously defend against these claims. On December 7, 2023, the Company filed a motion for declinatory exception to stay the proceedings pending before the Superior Court of Quebec, district of Montreal, and refer the dispute to arbitration in California. A hearing on the motion for declinatory exception occurred on April 25, 2024. By judgment dated May 9, 2024, the Superior Court of Quebec granted the motion for declinatory exception filed by the Company and declared that the courts sitting in Los Angeles County, in the State of California, are in a better position to decide the dispute. This judgment is subject to a thirty-day appeal period.
Saskatchewan Healthcare Employees’ Pension Plan v. Beyond Meat, Inc. et al.
On May 11, 2023, a class action complaint was filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California, captioned Retail Wholesale Department Store Union Local 338 Retirement Fund v. Beyond Meat, Inc., et al., Case No. 2:23-cv-03602. On July 26, 2023, the Court granted Saskatchewan Healthcare Employees’ Pension Plan’s motion to be appointed lead plaintiff and for its counsel to be appointed lead counsel. On August 9, 2023, the case was recaptioned as Saskatchewan Healthcare Employees’ Pension Plan v. Beyond Meat, Inc., et al., Case No. 2:23-cv-03602 (“SHEPP Action”). On October 9, 2023, the plaintiffs filed a consolidated class action complaint. The complaint alleges, among other things, that the Company and the individual defendants made false and misleading statements or omissions regarding the Company’s ability to manufacture its products at scale and to its partners’ specifications. The complaint seeks an order certifying the class; awarding compensatory damages, interest, costs, expenses, attorneys’ and expert fees; and granting other unspecified equitable or injunctive relief. The complaint alleges causes of action under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on behalf of a putative class of investors who purchased the Company’s common stock between May 5, 2020 and October 13, 2022, inclusive. On December 8, 2023, the Company and the individual defendants filed a motion to dismiss the consolidated class action complaint. The parties completed briefing on the motion to dismiss in March 2024. On April 22, 2024, the court heard oral arguments on the defendants’ motion to dismiss. A decision has not been rendered. The Company intends to vigorously defend against these claims.
Stockholder Derivative Litigation Actions
Following the SHEPP Action, derivative shareholder actions were filed by purported stockholders against the Company and certain directors and officers. On July 21, 2023, a derivative shareholder action was filed against certain current and former officers and directors of the Company in the United States District Court for the Central District of California, captioned Gervat v. Brown, et al., Case No. 2:23-

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

cv-05954 (“Gervat Action”). The Gervat Action alleges substantially similar facts as those alleged in the SHEPP Action. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, and gross mismanagement. It also asserts violations of Section 14(a) of the Exchange Act against a subset of defendants and seeks contribution for violations of Sections10(b) and 21D of the Exchange Act from the individual defendants named in the SHEPP Action. The Company is named as a nominal defendant only. On July 27, 2023, a second derivative shareholder action was filed in the United States District Court for the Central District of California, captioned Brink v. Brown, et al., Case No. 2:23-cv-06110 (“Brink Action”), alleging substantially the same causes of action as alleged in the Gervat Action and facts substantially similar to those alleged in the SHEPP Action. On August 15, 2023, the Gervat and Brink Actions were consolidated into a single matter, with the complaint in the Gervat Action being the operative one, and such consolidated case was captioned In Re Beyond Meat, Inc. Stockholder Derivative Litigation, Case No. 2:23-cv-05954 (“Consolidated Derivative Action”). The Consolidated Derivative Action is stayed pending resolution of the defendants’ motion to dismiss in the SHEPP Action. On August 4, 2023, a third derivative shareholder action was filed in the Superior Court of the State of California for the County of Los Angeles, captioned Moore v. Nelson, et al., Case No. 23STCV18587 (“Moore Action”), alleging causes of action substantially similar to those alleged in the Consolidated Derivative Action and facts substantially similar to those alleged in the SHEPP Action. On January 23, 2024, the plaintiff dismissed the complaint without prejudice. On December 8, 2023, a fourth derivative action was filed in the United States District Court for the District of Delaware, captioned Gilardy v. Brown, et al., Case No. 1:23-cv-01415 (“Gilardy Action”). The Gilardy Action alleges causes of action substantially similar to those alleged in the Consolidated Derivative Action and Moore Action and facts substantially similar to those alleged in the SHEPP Action. The Gilardy Action is stayed pending resolution of the defendants’ motion to dismiss in the SHEPP Action.
Litigation Pursuant to Section 220 of the Delaware General Corporation Law (“DGCL”)
On November 17, 2023, purported stockholder Christina Brown (“Brown”) issued a books and records demand pursuant to Section 220 of the DGCL seeking documents, including board minutes and materials generally related to the same issues as those raised in the SHEPP Action and related derivative actions. On December 12, 2023, Brown filed a complaint in Delaware Chancery Court naming the Company as defendant and seeking such documents pursuant to Section 220, captioned Brown v. Beyond Meat, Case No. 2023-1262 (Del. Ch.). The case is in the preliminary stages.
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
On November 14, 2022, the Company filed a motion with the Judicial Panel on Multidistrict Litigation to transfer and consolidate all pending class actions. No party opposed the motion, and the Panel held oral argument on the motion on January 26, 2023. The Panel granted the motion on February 1, 2023,

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

consolidating the pending class action lawsuits and transferring them to Judge Sara Ellis in the Northern District of Illinois for pre-trial proceedings, In re: Beyond Meat, Inc. Protein Content Marketing and Sales Practices Litigation, No. 1:23-cv-00669 (N.D. Ill.) (the “MDL”).
On March 3, 2023, the MDL court held the initial status conference. The MDL court granted plaintiffs’ motion to appoint interim class counsel. On May 3, 2023, plaintiffs filed an amended consolidated complaint. The Company’s motion to dismiss was filed on June 5, 2023, and plaintiffs filed a brief in opposition on July 7, 2023. The Company’s reply in support of the motion to dismiss was filed on July 21, 2023.
On February 22, 2024, the MDL court issued an order granting in part and denying in part the Company’s motion to dismiss. On March 5, 2024, the parties filed a joint status report noting they had agreed to engage in mediation. On April 24, 2024, the parties engaged in mediation before the Honorable Wayne R. Andersen but did not reach agreement. Negotiations continued and the parties entered into a confidential binding settlement term sheet on May 6, 2024, pursuant to which the Company has agreed to contribute $7.5 million to a settlement fund in full satisfaction of all settlement costs and attorneys’ fees. The parties will continue to work on a definitive written settlement agreement to be executed within forty-five days of the signed term sheet and which will be subject to preliminary and final approval by the MDL court.
Since the settlement is subject to court approval, the timing of payments is uncertain; however, the Company anticipates paying $250,000 in 2024, with the remainder, $7.25 million, anticipated to be paid in 2025.
The active lawsuits, each of which was consolidated and transferred to the MDL and is subject to the binding settlement term sheet, are:
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

If a final definitive settlement agreement is not reached or approved by the MDL court, the Company is prepared to vigorously defend against all remaining claims asserted in the complaints.
Interbev
In October 2020, Interbev, a French trade association for the livestock and meat industry sent a cease-and-desist letter to one of the Company’s contract manufacturers alleging that the use of “meat” and meat-related terms is misleading the French consumer. Despite the Company’s best efforts to reach a settlement, including a formal settlement proposal from the Company in March 2021, the association no longer responded. Instead, on March 13, 2022, the Company was served a summons by Interbev to appear before the Commercial Court of Paris (the “Commercial Court”). The summons alleges that the Company misleads the French consumer with references to e.g. “plant based meat,” “plant based burger” and related descriptive names, and alleges that the Company is denigrating meat and meat products. The relief sought by Interbev includes (i) changing the presentation of Beyond Meat products to avoid any potential confusion with meat products, (ii) publication of the judgment of the court in the media, and (iii)

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

damages of EUR 200,000. On October 12, 2022, the Company submitted its brief in defense. If the Commercial Court rules against the Company, it could disrupt the Company’s ability to market in France.
On February 1, 2023, the French trade association submitted updated pleadings to the Commercial Court. The association maintains its position that the Company is misleading the consumer, and additionally alleges that it is engaging in unlawful comparative advertising of its products with respect to meat and meat products. The relief sought is unchanged. On May 24, 2023, the Company submitted its defense, strongly disputing these claims. In September 2023, the Company submitted a request to stay proceedings in the commercial litigation proceedings, pending the decision of the Court of Justice of the European Union (“CJEU”) in the administrative litigation case against the French Decree prohibiting meat names. On September 27, 2023, Interbev obtained an extension to submit a response to the Company. On October 25, 2023, Interbev submitted its response opposing the Company’s request to stay proceedings and asking that the written procedure of the case be closed. The Company responded on November 22, 2023, and Interbev submitted an additional reply on January 16, 2024. On March 20, 2024, the Commercial Court held a hearing on the decision to stay proceedings, and on April 25, 2024, the Commercial Court decided that the case should proceed. To that end, the Commercial Court set the date for an oral hearing on September 4, 2024. The commercial litigation is expected to take at least another five months in the first instance. The Company intends to vigorously defend against these claims.
On April 21, 2023, Interbev filed two actions before the European Union Intellectual Property Office (the “EUIPO”) to cancel the Company’s EU trademark registration for the Caped Steer logo. Interbev is seeking cancellation of the trademark, alleging that the trademark is invalid because it allegedly misleads the public about the nature and characteristics of the products offered under the mark. Interbev is also seeking cancellation on the basis of allegedly misleading use. On July 7, 2023, the Company submitted its responses to these actions, strongly disputing these claims and defending its use and registration of the Caped Steer logo. Interbev’s response regarding misleading use of the mark was filed on September 14, 2023, and the Company responded on November 17, 2023. Interbev’s response regarding the invalidity of the mark was filed and served on the Company in November 2023, and the Company responded on January 12, 2024. On May 7, 2024, the Company was served with the EUIPO’s first instance decision regarding the invalidity of the mark. The EUIPO held the mark to be invalid insofar as the registration covered specifically meat or dairy substitute goods. The EUIPO held the trademark to be valid insofar as the registration is for other plant, cereal, vegetable, fruit or nut-based goods. The Company is currently considering its options.
Decrees Prohibiting Meat Names
On June 29, 2022, France adopted a Decree implementing a prohibition of June 2020 on the use of denominations used for foodstuffs of animal origin to describe, market or promote foodstuffs containing plant proteins (the “Contested Decree”). The Contested Decree prohibited the use of meat names (such as “sausage” or “meatballs”) for plant-based products, from its date of entry into force on October 1, 2022. On July 27, 2022, the French High Administrative Court issued a temporary and partial suspension of the execution of the Contested Decree, in response to a motion filed by a French trade association.
On October 21, 2022, the Company filed a request for annulment of the Contested Decree before the French High Administrative Court. On November 16, 2022, the Company filed a voluntary intervention in the French trade association’s own application for annulment, to ensure that both the Company’s voice and strong EU law arguments were heard. On January 23, 2023, the French Ministry for the Economy (the “French Ministry”) responded to the Company’s request for annulment and intervention. The French Ministry’s response made clear that it would enforce the Contested Decree as a blanket ban on the use of all “meaty” names for plant-based products in France. On April 20, 2023, a number of plant-based companies voluntarily filed interventions in support of the Company’s case.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

On July 12, 2023, the French High Administrative Court issued an intermediate judgment in the proceedings against the French meaty names ban. The court held that there were a number of difficulties interpreting EU law, which will be decisive for the resolution of the case. For that reason, the French High Administrative Court referred the case to the CJEU, which is the highest court in the EU and can issue a legally binding interpretation of EU law valid in all 27 EU member states, including France. The French High Administrative Court is bound to follow judgments of the CJEU. The procedure before the CJEU started on August 22, 2023, and the Company filed its submission on October 31, 2023. On January 15, 2024, the CJEU closed the written procedure. The period to request an oral hearing closed on February 5, 2024.
In parallel to the litigation before the CJEU against the Contested Decree, on August 23, 2023, France published a proposal for a new decree replacing the Contested Decree (the “New Decree”). The New Decree has removed some of the Contested Decree’s most open-ended language, but essentially maintains the prohibition on meaty names for plant-based proteins. The New Decree was subject to administrative review procedure by the European Commission (the EU’s executive body) and the EU member states other than France. The six-months standstill period under that procedure ended on February 23, 2024. The Company supported plant-based protein trade associations against the New Decree. On February 26, 2024, the New Decree was adopted. However, on April 10, 2024, the French High Administrative Court decided once again to postpone the applicability of the New Decree. The interim relief judge noted that there were serious doubts as to whether such national measures could be adopted based on EU law, which had already prompted the ongoing CJEU litigation.
In this context, on March 1, 2024, the CJEU requested the French High Administrative Court to provide its view on the impact of the adoption of the New Decree on the litigation against the Contested Decree, and whether it should be declared moot or it should be allowed to proceed. On March 14, 2024, the French High Administrative Court responded to the CJEU's request for information asking it to rule in the current proceedings. On April 15, 2024, the CJEU decided that the litigation against the Contested Decree would proceed, and that an oral hearing was not necessary. The Company expects the ruling of the CJEU within approximately seven to twelve months.
The judgment of the CJEU will be determinative as to whether the Contested Decree’s ban on meat names for plant-based foods was lawful, or not, under EU law. The judgment of the CJEU will set a precedent on the naming of plant-based foods for all other EU member states, which will significantly disrupt or facilitate the operations of the Company and the entire plant-based protein industry in France and across the EU. The Company maintains its position that the Contested Decree was, and the New Decree is illegal under French and EU law. It will continue to defend against prohibitions on meaty names, among others through plant-based protein trade associations.
Arbitration with Former Co-Manufacturer
In March 2024, a former co-manufacturer (“Manufacturer”) brought an action against the Company in a confidential arbitration proceeding. The Company had entered into an agreement with the Manufacturer, under which the Manufacturer was responsible for producing products on behalf of the Company. The Company terminated the agreement in November 2023 due to the Manufacturer’s failure to produce food in compliance with applicable laws, as required by the agreement. The Manufacturer alleges that the Company terminated the agreement without a contractual basis to do so and that it is owed past and future payments under the agreement. The Manufacturer claims total damages of at least approximately $73.0 million. The Company has responded to the demand and asserted counterclaims for breach of contract. The Company intends to vigorously defend against these claims.
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
Note 10. Income Taxes
For the three months ended March 30, 2024 and April 1, 2023, the Company recorded $2,000 and $0 in income tax expense, respectively, in its condensed consolidated statements of operations.
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
As of March 30, 2024, the Company did not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with respect to net operating loss and credit carryforwards.
Note 11. Net Loss Per Share Available to Common Stockholders
The Company calculates basic and diluted net loss per share available to common stockholders in conformity with the provisions of ASC 260 “Earnings Per Share.” Pursuant to Accounting Standards Update 2020-06, the Company applies the if-converted method to its Notes. See Note 2.

(in thousands, except share and per share amounts)	Three Months Ended
	March 30, 2024	April 1, 2023
Numerator:
Net loss available to common stockholders	$(54,361)	$(59,037)
Net loss available to common stockholders—basic	(54,361)	(59,037)
Denominator:
Weighted average common shares outstanding—basic	64,702,249	64,004,894
Dilutive effect of shares issuable under stock options	—	—
Dilutive effect of RSUs	—	—
Dilutive effect of PSUs	—	—
Dilutive effect of Notes, if converted(1)	—	—
Weighted average common shares outstanding—diluted	64,702,249	64,004,894
Net loss per share available to common stockholders—basic and diluted	$(0.84)	$(0.92)
__________
(1) As the Company recorded a net loss in the three months ended March 30, 2024 and April 1, 2023, inclusion of shares from the conversion premium or spread would be anti-dilutive. The Company had $1.2 billion in Notes outstanding as of March 30, 2024 and April 1, 2023.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following shares of common stock equivalents were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended
	March 30, 2024	April 1, 2023
Options to purchase common stock	5,311,878	4,714,243
Restricted stock units	2,386,363	1,604,302
Performance stock units	225,967	—
Total	7,924,208	6,318,545
Note 12. Related Party Transactions
In connection with the Company’s investment in TPP, a joint venture with PepsiCo, the Company sold certain products directly to the joint venture. In the year ended December 31, 2022, the Company also entered into an agreement for a non-refundable up-front fee associated with its manufacturing and supply agreement with TPP to be recognized over the estimated term of the manufacturing and supply agreement. As part of the restructuring of certain contracts and operating activities related to Beyond Meat Jerky, in the first quarter of 2023, the Company recognized in full the remaining balance of this fee. In 2023, as part of its Global Operations Review, the Company made the decision to discontinue the Beyond Meat Jerky product line.
Net revenues earned from TPP included in the U.S. retail channel net revenues were $0 and $5.3 million, including the $2.0 million non-refundable up-front fee, for the three months ended March 30, 2024 and April 1, 2023, respectively.
Note 13. Subsequent Event
Preliminary Settlement of Consumer Class Actions Regarding Protein Claims
As discussed in Note 9, subsequent to the quarter ended March 30, 2024, on May 6, 2024, the parties to the consumer class actions described in Note 9 entered into a confidential binding settlement term sheet, pursuant to which the Company has agreed to contribute $7.5 million to a settlement fund in full satisfaction of all settlement costs and attorneys’ fees. The parties will continue to work on a definitive written settlement agreement to be executed within forty-five days of the signed term sheet and which will be subject to preliminary and final approval by the MDL court.
Since the settlement is subject to court approval, the timing of payments is uncertain; however, the Company anticipates paying $250,000 in 2024, with the remainder, $7.25 million, anticipated to be paid in 2025.
As of March 30, 2024, the Company has accrued $7.5 million in SG&A expenses in the Company’s condensed consolidated statement of operations, which are included in “Accrued litigation settlement costs” in the Company’s condensed consolidated balance sheet as of March 30, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors,” of our 2023 10-K and Part II, Item 1A, “Risk Factors” and “Note Regarding Forward-Looking Statements” included elsewhere in this report and those discussed in other documents we file from time to time with the SEC. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this quarterly report and our audited consolidated financial statements and related notes included in our 2023 10-K. Our historical results are not necessarily indicative of the results to be expected for any future periods and our operating results for the three months ended March 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or for any other interim period or for any other future year or period.
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
We sell a range of plant-based meat products across our three core platforms of beef, pork and poultry. As of March 2024, Beyond Meat branded products were available at approximately 130,000 retail and foodservice outlets in more than 65 countries worldwide, across mainstream grocery, mass merchandiser, club store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools. The number of retail and foodservice outlets where Beyond Meat branded products are available was derived from rolling 52-week data as of March 2024 and excludes retail outlets unique to Beyond Meat Jerky. In 2023, as part of our Global Operations Review, we made the decision to discontinue the Beyond Meat Jerky product line.
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
To further reduce operating expenses, in November 2023, we initiated a Global Operations Review, narrowing our commercial focus to certain growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. These efforts may include the exit or discontinuation of select product lines such as Beyond Meat Jerky; changes to our pricing architecture within certain channels including the recent and planned future price increases of certain of our products; accelerated, cash-accretive inventory reduction initiatives; further optimization of our manufacturing capacity and real estate footprint; and the continued review of our operations in China. As a result of this review, on November 1, 2023, our board of directors approved a plan to reduce our workforce by approximately 65 employees, representing approximately19% of our global non-production workforce (or approximately 8% of our total global workforce). We may not be able to fully realize the cost savings and benefits initially anticipated from our cost reduction initiatives and Global Operations Review, and the realized costs may be greater than expected.
In the first quarter of 2024, our net revenues, gross profit, gross margin, earnings and cash flows continued to be adversely impacted by the following, each of which may continue to impact our business and financial condition in the future:
•unfavorable changes in our product sales mix, including the launch of new products, which may carry lower margin profiles relative to existing products, increased sales generally carrying a lower selling price per pound as a percentage of our total sales to strategic QSR customers, and changing demand for our core products;
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
•our discontinuation of Beyond Meat Jerky;
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

We present our net revenues by geography and distribution channel as follows:

Distribution Channel	Description
U.S. Retail	Net revenues from retail sales to the U.S. market and sales to TPP (as defined below)(1)
U.S. Foodservice	Net revenues from restaurant and foodservice sales to the U.S. market
International Retail	Net revenues from retail sales to international markets, including Canada
International Foodservice	Net revenues from restaurant and foodservice sales to international markets, including Canada
____________
(1)Net revenues associated with Beyond Meat Jerky sold to TPP in the three months ended March 30, 2024 and April 1, 2023 were $0 and $5.3 million, respectively. In 2023, as part of our Global Operations Review, we made the decision to discontinue the Beyond Meat Jerky product line.
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
•our continued innovation and product commercialization, including enhancing existing products such as the announcement of our Beyond IV generation of products, which we began shipping to customers in the first quarter of 2024, our plant-based platforms that appeal to a broad range of consumers, specifically those who typically eat animal-based meat;
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
As we seek to grow our net revenues, we continue to face several challenges, including prolonged, weakened demand within the plant-based meat category overall, broad macroeconomic headwinds, including elevated levels of inflation, high interest rates, waning consumer confidence and recessionary concerns in certain geographic regions, adverse changes in consumers’ perceptions about the health attributes of our products, increased competitive activity in the plant-based meat category, and global events such as the war in Ukraine and the conflict in Israel, Gaza and surrounding areas and their potential impact on availability of raw materials and/or distribution of our products.
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. At the end of each accounting period, we recognize a contra asset to “Accounts receivable” for estimated sales discounts that have been incurred but not paid which totaled $5.1 million and $6.9 million as of March 30, 2024 and December 31, 2023, respectively. We continue to face increasing competition across all channels, and we expect that trend to continue, especially if consumers continue to trade down among proteins in the context of significant inflationary pressure. Moving forward we expect to continue to invest in promotional discounting to address the current consumer trend with more targeted key selling period activations that we expect will allow us to scale back overall trade spending and continue to build brand awareness and increase consumer trials of our products.
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
Seasonality
Generally, we expect to experience greater demand for certain of our products during the U.S. summer grilling season. In 2023 and 2022, U.S. retail channel net revenues during the second quarter were 10% and 16% higher than the first quarter, respectively. While we expected to continue to see additional seasonality effects in 2023, as compared to 2022, we saw more muted effects from seasonality in the third and fourth quarters of 2023 as compared to the prior-year period and the second quarter of 2023, primarily reflecting weak category demand and pricing actions. In general, any historical effects of seasonality have been more pronounced within our U.S. retail channel, with revenue contribution from this channel generally tending to be greater in the second and third quarters of the year, driven by increased levels of grilling activity, higher levels of purchasing by customers ahead of holidays, the impact of customer shelf reset activity and the timing of product restocking by our retail customers. In an environment of heightened uncertainty from recessionary and inflationary pressures, prolonged weakness in the plant-based meat category, competition and other factors impacting our business, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.

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
•reviewing and adjusting our pricing architecture within certain channels including the recent and planned future price increases of certain of our products;
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
SG&A Expenses
SG&A expenses consist primarily of selling, marketing and administrative expenses, including personnel and related expenses, share-based compensation, outbound shipping and handling costs, non-manufacturing lease expense, depreciation and amortization expense on non-manufacturing and non-research and development assets, charges related to asset write-offs including loss on sale and write-down of fixed assets, consulting fees and other non-production operating expenses. Marketing and selling expenses include advertising costs, share-based compensation awards to non-employee consultants and ambassadors, costs associated with consumer promotions, product donations, product samples and sales aids incurred to acquire new customers, retain existing customers and build our brand awareness. Administrative expenses include expenses related to management, accounting, legal, IT and other office functions. We decreased SG&A expenses in 2023 and expect SG&A expenses in 2024 to decrease further from the levels in 2023, as we focus on reducing and optimizing operating expenses more broadly, including as part of the implementation of lean value streams across our beef, pork and poultry platforms.
Results of Operations
The following table sets forth selected items in our condensed consolidated statements of operations for the respective periods presented:

	Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Net revenues	$75,603	$92,236
Cost of goods sold	71,935	86,051
Gross profit	3,668	6,185
Research and development expenses	9,860	12,432
Selling, general and administrative expenses	47,282	51,900
Restructuring expenses	—	(426)
Total operating expenses	57,142	63,906
Loss from operations	$(53,474)	$(57,721)
The following table presents selected items in our condensed consolidated statements of operations as a percentage of net revenues for the respective periods presented:

	Three Months Ended
	March 30, 2024	April 1, 2023
Net revenues	100.0%	100.0%
Cost of goods sold	95.1	93.3
Gross profit	4.9	6.7
Research and development expenses	13.0	13.5
Selling, general and administrative expenses	62.6	56.3
Restructuring expenses	—	(0.5)
Total operating expenses	75.6	69.3
Loss from operations	(70.7)%	(62.6)%

Three Months Ended March 30, 2024 Compared to Three Months Ended April 1, 2023 (unaudited)
Net Revenues
The following table presents our net revenues by channel in the three months ended March 30, 2024 as compared to the prior-year period:

	Three Months Ended		Change
(in thousands)	March 30, 2024	April 1, 2023	Amount	%
U.S.:
Retail	$37,088	$44,159	$(7,071)	(16.0)%
Foodservice	12,304	14,675	(2,371)	(16.2)%
U.S. net revenues	49,392	58,834	(9,442)	(16.0)%
International:
Retail	12,578	14,289	(1,711)	(12.0)%
Foodservice	13,633	19,113	(5,480)	(28.7)%
International net revenues	26,211	33,402	(7,191)	(21.5)%
Net revenues	$75,603	$92,236	$(16,633)	(18.0)%
Net revenues in the three months ended March 30, 2024 decreased $16.6 million, or 18.0%, as compared to the prior-year period, primarily driven by a 16.1% decrease in volume of products sold and a 2.3% decrease in net revenue per pound. The decrease in net revenue per pound was primarily driven by increased trade discounts and, to a lesser extent, pricing changes, partially offset by favorable changes in foreign currency exchange rates. The decrease in volume of product sold primarily reflected weak category demand and reduced sales of Beyond Meat Jerky which is in the process of being discontinued. Net revenues from sales of Beyond Meat Jerky to TPP were $0 in the three months ended March 30, 2024, as compared to $5.3 million in the prior-year period. Net revenues in the three months ended March 30, 2024 included $1.6 million from ingredient sales.
Net revenues from U.S. retail sales in the three months ended March 30, 2024 decreased $7.1 million, or 16.0%, as compared to the prior-year period, primarily due to a 10.2% decrease in volume of products sold, primarily reflecting demand softness in the category and reduced sales of Beyond Meat Jerky which is in the process of being discontinued, and, to a lesser extent, a 6.5% decrease in net revenue per pound, primarily resulting from changes in product sales mix and higher trade discounts. By product, the decrease in U.S. retail channel net revenues was primarily due to decreased sales of Beyond Meat Jerky, Beyond Sausage, Beyond Beef and chicken products including Beyond Chicken Tenders, Beyond Chicken Nuggets and Beyond Popcorn Chicken, partially offset by increased sales of Beyond Steak. U.S. retail channel net revenues included $1.6 million from ingredient sales in the three months ended March 30, 2024. Beyond Meat branded products were available at approximately 29,000 U.S. retail outlets as of March 2024, excluding outlets unique to Beyond Meat Jerky.
Net revenues from U.S. foodservice sales in the three months ended March 30, 2024 decreased $2.4 million, or 16.2%, as compared to the prior-year period, primarily due to a 20.7% decrease in volume of products sold, primarily reflecting loss of distribution for certain items and demand softness in the category, partially offset by a 5.8% increase in net revenue per pound, primarily resulting from changes in product sales mix and lower trade discounts. By product, the decrease in U.S. foodservice channel net revenues was primarily due to decreased sales of Beyond Burger, Beyond Breakfast Sausage and Beyond Beef Crumbles, partially offset by increased sales of Beyond Sausage and sales of Beyond Steak. Beyond Meat branded products were available at approximately 40,000 U.S. foodservice outlets as of March 2024.
Net revenues from international retail sales in the three months ended March 30, 2024 decreased $1.7 million, or 12.0%, as compared to the prior-year period, primarily due to a 12.7% decrease in volume of products sold, , primarily reflecting reduced sales of chicken products in the EU and softer demand for certain products in Canada, partially offset by a 0.8% increase in net revenue per pound. The increase in net revenue per pound was primarily due to lower trade discounts, changes in product sales mix and favorable changes in foreign currency exchange rates, partially offset by reduced pricing of certain products. By product, the decrease in international retail channel net revenues was primarily due to decreased sales of chicken products including Beyond Chicken Tenders and decreased sales of Beyond Sausage, partially offset by increased sales of Beyond Steak. Beyond Meat branded products were available at approximately 36,000 international retail outlets as of March 2024.
Net revenues from international foodservice sales in the three months ended March 30, 2024 decreased $5.5 million, or 28.7%, as compared to the prior-year period, primarily due to a 25.0% decrease in volume of products sold primarily reflecting reduced sales of burger and chicken products, including as a result of initial sell-ins to large QSR customers in the year-ago period, and a 4.9% decrease in net revenue per pound, primarily resulting from higher trade discounts, partially offset by changes in product sales mix and favorable changes in foreign currency exchange rates. By product, the decrease in international foodservice channel net revenues was primarily due to decreased sales of burger and chicken products including as a result of initial sell-ins to large QSR customers in the prior-year period and decreased sales of Beyond Meatballs and Beyond Beef Crumbles. Beyond Meat branded products were available at approximately 25,000 international foodservice outlets as of March 2024.
The following table presents consolidated volume of our products sold in pounds for the periods presented:

	Three Months Ended		Change
(in thousands)	March 30, 2024	April 1, 2023	Amount	%
U.S.:
Retail	7,470	8,315	(845)	(10.2)%
Foodservice	2,022	2,551	(529)	(20.7)%
International:
Retail	2,914	3,337	(423)	(12.7)%
Foodservice	4,163	5,549	(1,386)	(25.0)%
Volume of products sold	16,569	19,752	(3,183)	(16.1)%
Cost of Goods Sold

	Three Months Ended		Change
(in thousands)	March 30, 2024	April 1, 2023	Amount	%
Cost of goods sold	$71,935	$86,051	$(14,116)	(16.4)%
Cost of goods sold decreased $14.1 million, or 16.4%, to $71.9 million, in the three months ended March 30, 2024 as compared to the prior-year period. As a percentage of net revenues, cost of goods sold increased to 95.1% of net revenues in the three months ended March 30, 2024 from 93.3% of net revenues in the prior-year period. The decrease in cost of goods sold was primarily due to lower volume of products sold, and, to a lesser extent, decreased cost per pound. On a per pound basis, cost of goods sold decreased primarily due to lower inventory provision and lower logistics costs, partially offset by higher manufacturing costs including depreciation and higher materials costs.

Gross Profit and Gross Margin

	Three Months Ended		Change
(in thousands)	March 30, 2024	April 1, 2023	Amount	%
Gross profit	$3,668	$6,185	$(2,517)	(40.7)%
Gross margin	4.9%	6.7%	(180) bps	N/A
Gross profit in the three months ended March 30, 2024 was $3.7 million as compared to $6.2 million in the prior-year period, a decrease of $2.5 million, or 40.7%. Gross margin in the three months ended March 30, 2024 decreased to 4.9% from 6.7% in the prior-year period. Gross profit and gross margin in the three months ended March 30, 2024 decreased primarily due to a 16.1% decrease in volume of products sold, higher manufacturing costs, including depreciation, higher materials costs and lower net revenues per pound, partially offset by lower inventory provision and, to a lesser extent, lower logistics costs per pound.
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
Research and Development Expenses

	Three Months Ended		Change
(in thousands)	March 30, 2024	April 1, 2023	Amount	%
Research and development expenses	$9,860	$12,432	$(2,572)	(20.7)%
Research and development expenses decreased $2.6 million, or 20.7%, in the three months ended March 30, 2024, as compared to the prior-year period. Research and development expenses decreased primarily due to lower salaries and related expenses resulting from a reduction in headcount compared to the prior-year period.
SG&A Expenses

	Three Months Ended		Change
(in thousands)	March 30, 2024	April 1, 2023	Amount	%
Selling, general and administrative expenses	$47,282	$51,900	$(4,618)	(8.9)%
SG&A expenses decreased $4.6 million, or 8.9%, to $47.3 million in the three months ended March 30, 2024, from $51.9 million in the prior-year period. The decrease in SG&A expenses was primarily due to a $6.4 million decrease in salaries and related expenses including $3.7 million in lower share-based compensation expense resulting from a lower headcount, $3.7 million in lower loss on sale of fixed assets, $3.4 million in lower advertising expenses, $1.1 million in lower outbound freight costs and $1.0 million in lower product donation costs, partially offset by a $7.5 million accrual related to a binding settlement term sheet entered into on May 6, 2024 in connection with the settlement of certain consumer class action lawsuits that originated in 2022, $1.2 million in higher supply chain-related expenses, $0.6 million in higher consulting fees, and $0.5 million in higher information technology-related expenses. See Note 9, Commitments and Contingencies, and Note 13, Subsequent Event, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

Loss from Operations
Loss from operations in the three months ended March 30, 2024 was $53.5 million compared to $57.7 million in the prior-year period. The decrease in loss from operations was driven by the reduction in operating expenses, partially offset by reduced gross profit. Loss from operations in the three months ended March 30, 2024 was negatively impacted by the $7.5 million accrual related to a binding settlement term sheet entered in connection with the settlement of certain consumer class action lawsuits that originated in 2022.
Total Other (Expense) Income, Net
Total other (expense) income, net in the three months ended March 30, 2024 of $(0.9) million consisted primarily of $(2.3) million in realized and unrealized foreign currency transaction losses due to unfavorable changes in foreign currency exchange rates of the Euro and the Chinese Yuan and $(1.0) million in interest expense from the amortization of convertible debt issuance costs, partially offset by $2.0 million in interest income and $0.5 million in subsidies received from the Jiaxing Economic Development Zone Finance Bureau related to our investment in our subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd. (“BYND JX”). Total other income (expense), net in the three months ended April 1, 2023 of $1.9 million consisted primarily of $2.7 million in interest income and $0.3 million in realized and unrealized foreign currency transaction gains, due to favorable changes in foreign currency exchange rates of the Euro and Chinese Yuan, partially offset by $(1.0) million in interest expense from the amortization of convertible debt issuance costs.
Net Loss
Net loss was $54.4 million in the three months ended March 30, 2024, compared to $59.0 million in the prior-year period. Net loss per common share was $0.84 in the first quarter of 2024, compared to $0.92 in the year-ago period. The decrease in net loss was primarily driven by the reduction in loss from operations and a reduction in losses related to TPP, partially offset by a reduction in Other income, net. Net loss in the three months ended March 30, 2024 was also negatively impacted by the $7.5 million accrual related to a binding settlement term sheet entered into in connection with the settlement of certain consumer class actions that originated in 2022.
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
“Adjusted EBITDA” is defined as net loss adjusted to exclude, when applicable, income tax expense, interest expense, depreciation and amortization expense, restructuring expenses, share-based compensation expense, accrued litigation settlement costs and Other, net, including interest income and foreign currency transaction gains and losses.
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
•Adjusted EBITDA does not reflect accrued litigation settlement costs which reduce cash available to us;
•Adjusted EBITDA does not reflect Other, net, including interest income and foreign currency transaction gains and losses, that may increase or decrease cash available to us; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net loss, as reported (unaudited):

	Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Net loss, as reported	$(54,361)	$(59,037)
Income tax expense	2	—
Interest expense	1,015	989
Depreciation and amortization expense	6,969	6,049
Restructuring expenses(1)	—	(426)
Share-based compensation expense	6,075	9,565
Accrued litigation settlement costs	7,500	—
Other, net(2)(3)	(123)	(2,908)
Adjusted EBITDA	$(32,923)	$(45,768)

Net loss as a % of net revenues	(71.9)%	(64.0)%
Adjusted EBITDA as a % of net revenues	(43.5)%	(49.6)%
____________

(1)
Primarily comprised of legal and other expenses associated with the dispute with a co-manufacturer with whom an exclusive supply agreement was terminated in May 2017. In the three months ended April 1, 2023, we recorded a credit of $(0.4) million in restructuring expenses, primarily driven by a reversal of certain accruals.

(2)	Includes $2.3 million in net foreign currency transaction losses and $0.3 million in net foreign currency transaction gains in the three months ended March 30, 2024 and April 1, 2023, respectively.
(3)	Includes $2.0 million and $2.7 million in interest income in the three months ended March 30, 2024 and April 1, 2023, respectively.
Liquidity and Capital Resources
ATM Program
On May 10, 2023, we filed an automatic shelf registration statement on Form S-3 (the “2023 Shelf Registration Statement”) with the SEC registering an indeterminate amount of our common stock, preferred stock, debt securities, warrants, purchase contracts and units (collectively, “Company securities”). On March 18, 2024, we filed an updated shelf registration statement on Form S-3 (the “2024 Shelf Registration Statement”), which the SEC declared effective on April 12, 2024 and which replaced the 2023 Shelf Registration Statement. The 2024 Shelf Registration Statement allows us to sell, from time to time and at our discretion, Company securities having an aggregate offering price of up to $250.0 million including shares of common stock that may be sold pursuant to our equity distribution agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”), as sales agent, under an “at the market” offering program (the “ATM Program”).
Pursuant to the Equity Distribution Agreement, we will pay Goldman Sachs a commission equal to 3.25% of the aggregate gross proceeds of any shares sold through Goldman Sachs pursuant to the Equity Distribution Agreement. We intend to use the net proceeds, if any, from sales of common stock issued under the ATM Program for general corporate and working capital purposes. The timing of any sales and the number of shares sold, if any, will depend on a variety of factors to be determined and considered by us. We are not obligated to sell any shares under the Equity Distribution Agreement. As of March 30, 2024, no sales had been made under the Equity Distribution Agreement and the ATM Program’s full capacity remained available.
Convertible Senior Notes
In 2021, we issued a total of $1.15 billion aggregate principal amount of 0% Convertible Senior Notes due 2027 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. For a discussion about the Convertible Notes, see Note 6, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Liquidity
Liquidity Outlook
In 2024, our cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part I, Item 1A, “Risk Factors,” of our 2023 10-K and Part II, Item 1A, “Risk Factors” and “Note Regarding Forward-Looking Statements” included elsewhere in this report. In addition, inflation, high interest rates in certain geographic regions, overall economic conditions, concerns about the likelihood of a recession and hostilities in Eastern Europe and the Middle East, among other factors, have led to increased disruption and volatility in capital markets and credit markets generally, which could adversely affect our ability to access capital resources in the future and potentially harm our liquidity outlook.
Our current business plan is to continue to reduce operating expenses and utilize inventory management to reduce working capital. To further reduce operating expenses, in the fourth quarter of 2023, we initiated our Global Operations Review, which involves narrowing our commercial focus to certain growth opportunities and accelerating activities that prioritize gross margin expansion and cash generation. These efforts have to date included, and may in the future include, the discontinuation of select product lines such as Beyond Meat Jerky; changes to our pricing architecture within certain channels including the recent and planned future price increases of certain of our products; accelerated, cash-accretive inventory reduction initiatives; further optimization of our manufacturing capacity and real estate footprint; and the continued review of our operations in China.
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
Our future capital requirements may vary materially from those currently planned and will depend on many factors including, among others, demand in the plant-based meat category and for our products; our rate of revenue growth; the results of our Global Operations Review and the successful implementation of our ongoing cost-reduction initiatives; timing to adjust our supply chain and cost structure in response to material fluctuations in product demand; the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; our investment in and build out of our Campus Headquarters, including the timing and success of subleasing any excess space we may have at our Campus Headquarters; the success of, and expenses associated with, our marketing initiatives; our investment in manufacturing and facilities to optimize our manufacturing and production capacity, including underutilization fees, termination fees and exit costs; our investments in real property and joint ventures; the costs required to fund domestic and international operations and growth; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us or our directors and officers; the expenses needed to attract and retain skilled personnel; variations in product selling prices and costs, the timing and success of changes to our pricing architecture within certain channels including the recent and planned future price increases of certain of our products, and the mix of products sold; the level of trade and promotional spending to support our products appropriately; the expenses associated with our sales force; our management of accounts receivable, inventory, accounts payable and other working capital accounts; the impact of foreign currency exchange fluctuations on our cash balances; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
Our operating environment continues to be affected by uncertainty related to macroeconomic issues, including ongoing, further weakened demand in the plant-based meat category, high inflation, higher interest rates, and concerns about the likelihood of a recession, among other things, all of which have had and could continue to have unforeseen impacts on our actual realized results, including our liquidity outlook. Although in the third quarter of 2023 we met our previously stated target of achieving cash flow positive operations within the second half of 2023, this outcome included the benefit of certain transitory factors which abated and, as such, we did not sustain free cash flow positive operations in the fourth quarter of 2023 or in the first quarter of 2024. Our ability to make progress toward our goal of achieving sustained cash flow positive operations is dependent on a number of assumptions and uncertainties, including, without limitation, demand in the plant-based meat category and for our products; our ability to reduce costs and achieve positive gross margins; our ability to grow revenues and meet operating expense reduction targets, which may be subject to factors beyond our control; timing of capital expenditures; and our ability to monetize inventory and manage working capital.
We expect our operating expenses in 2024 to continue decreasing from the levels in 2023, primarily as a result of the reduction in force implemented in November 2023 as we focus on reducing and optimizing operating expenses more broadly.

Sources of Liquidity
Our primary cash needs are for operating expenses, working capital and capital expenditures to support our business. We finance our operations primarily through sales of our products and existing cash. We raised a total of $199.5 million from the sale of convertible preferred stock, including through sales of convertible notes which were converted into preferred stock, net of costs associated with such financings. In connection with our initial public offering, we sold an aggregate of 11,068,750 shares of our common stock at a public offering price of $25.00 per share and received approximately $252.4 million in net proceeds. In 2019, we completed a secondary public offering of our common stock in which we sold 250,000 shares and certain selling stockholders sold 3,487,500 shares. We sold 250,000 shares of our common stock at a public offering price of $160.00 per share and received approximately $37.4 million in net proceeds.
In 2021, we issued a total of $1.15 billion in aggregate principal amount of Convertible Notes. See Note 6, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. On March 18, 2024, we filed the Shelf Registration Statement with the SEC, which the SEC declared effective on April 12, 2024, in connection with our ATM Program, discussed above. As of March 30, 2024, no sales had been made under the Equity Distribution Agreement and the ATM Program’s full capacity remained available.
As of March 30, 2024, we had $157.9 million in unrestricted cash and cash equivalents and $15.6 million in restricted cash, which was comprised of $12.6 million to secure the letter of credit to support the development and leasing of our Campus Headquarters and $3.0 million to secure a letter of credit associated with a third party contract manufacturer in Europe.
We anticipate that we will seek to raise additional capital in 2024, which may include the issuance of debt or equity securities, including through our ATM Program, subject to our compliance with applicable laws and the applicable requirements of the Equity Distribution Agreement, or securities convertible into or exchangeable for our common stock.
Cash Flows
The following table presents the major components of net cash flows used in operating, investing and financing activities for the periods indicated.

	Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Cash used in:
Operating activities	$(31,805)	$(42,177)
Investing activities	$(302)	$(6,302)
Financing activities	$(941)	$(149)
Net Cash Used in Operating Activities
In the three months ended March 30, 2024, we incurred a net loss of $54.4 million, which was the primary reason for net cash used in operating activities of $31.8 million. Net cash inflows from changes in our operating assets and liabilities were $4.1 million, primarily due to cash inflows from a decrease in work-in-process inventory, an increase in accounts payable and a decrease in prepaid expenses and other assets. The cash inflows were partially offset by an increase in accounts receivable, payment of accrued expenses and other current liabilities, an increase in prepaid lease costs and a decrease in operating lease liabilities. Net loss in the three months ended March 30, 2024 included $18.5 million in non-cash expenses primarily comprised of depreciation and amortization expense, share-based compensation expense, unrealized loss on foreign currency exchange transactions and non-cash lease expense.

In the three months ended April 1, 2023, we incurred a net loss of $59.0 million, which was the primary reason for net cash used in operating activities of $42.2 million. Net cash outflows from changes in our operating assets and liabilities were $7.9 million, primarily due to an increase in accounts receivable, an increase in prepaid lease costs related to our Campus Headquarters and a decrease in operating lease liabilities. The cash outflows were partially offset by a decrease in raw materials and packaging inventory and a decrease in prepaid expenses and other current assets. Net loss in the three months ended April 1, 2023 included $24.8 million in non-cash expenses primarily comprised of share-based compensation expense, depreciation and amortization expense, loss on sales of fixed assets and equity in losses of TPP.
Depreciation and amortization expense was $7.0 million and $6.0 million in the three months ended March 30, 2024 and April 1, 2023, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our investment in property, plant and equipment, offset by proceeds from sales of certain fixed assets.
In the three months ended March 30, 2024, net cash used in investing activities was $0.3 million and consisted of $1.2 million in cash outflows for purchases of property, plant and equipment, partially offset by $0.5 million in proceeds from return of security deposits and $0.4 million in proceeds from the sale of certain fixed assets.
In the three months ended April 1, 2023, net cash used in investing activities was $6.3 million and consisted of $5.3 million in cash outflows for purchases of property, plant and equipment, primarily driven by continued investments in production equipment and facilities, and $3.3 million in investment in TPP that was previously committed, partially offset by $2.3 million in proceeds from the sale of certain fixed assets.
Net Cash Used in Financing Activities
In the three months ended March 30, 2024, net cash used in financing activities was $0.9 million, primarily from $0.5 million in payments under finance lease obligations and $0.4 million in payments of minimum withholding taxes on net share settlement of equity awards.
In the three months ended April 1, 2023, net cash used in financing activities was $0.1 million, primarily from $0.3 million in payments of minimum withholding taxes on net share settlement of equity awards, and payments under finance lease obligations, partially offset by $0.1 million in proceeds from stock option exercises.
Contractual Obligations and Commitments
There have been no significant changes during the three months ended March 30, 2024 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the 2023 10-K, other than the following:
Leases
In 2021, we entered into the Campus Lease with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), to house our Campus Headquarters. Although we are involved in the design of the tenant improvements of the Campus Headquarters, we do not have title or possession of the assets during construction. In addition, we do not have the ability to control the leased Campus Headquarters until each phase of the tenant improvements is complete. We contributed $1.7 million and $4.2 million in rent prepayments and payments towards the construction of the Campus Headquarters in the three months ended March 30, 2024 and the year ended December 31, 2023, respectively. The payments towards rent prepayments and construction costs are initially recorded in “Prepaid lease costs, non-current” in our condensed consolidated balance sheets and will ultimately be reclassified as a component of a right-of-use asset upon lease commencement for each phase of the lease. We began recognizing a right-of-use asset and lease liability for Phase1-A in our condensed consolidated balance sheet in the year ended December 31, 2022 and for Phase 1-B in our condensed consolidated balance sheet in the second quarter ended July 1, 2023. Aggregate payments towards base rent over the initial lease term associated with the remaining phases not yet delivered to us are approximately $79.4 million.
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
The letter of credit is secured by a $12.6 million deposit reflected in our unaudited condensed consolidated balance sheets as “Restricted cash, non-current” as of March 31, 2024 and December 31, 2023. See Note 3, Leases, and Note 9, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Given our intention to reduce our overall operating expenses and cash expenditures, on February 2, 2024, we terminated the agreement to purchase a property adjacent to our manufacturing facility in Enschede, the Netherlands (the “Enschede Property”). The security deposit was returned to us and subsequently paid to the purchaser of the property to be applied towards the deposit and future lease payments. We entered into a lease agreement with the purchaser of the property to lease the approximately 114,000 square foot property for an initial period of five years with an option to renew for an additional five years at an annual rent of approximately €1.0 million.
On January 31, 2024, the lease on our Manhattan Beach Project Innovation Center expired.
Purchase Commitments
In 2022, we entered into a co-manufacturing agreement (“Agreement”) with a co-manufacturer to manufacture various products for us. The Agreement included a minimum order quantity commitment per month and an aggregate quantity over a five-year term. On November 21, 2023, we terminated the Agreement because the co-manufacturer failed to meet its obligations under the Agreement and recorded $4.4 million in termination-related charges. In March 2024, the co-manufacturer brought an action against us in a confidential arbitration proceeding. See Note 9, “Commitments and Contingencies—Litigation—Arbitration with Former Co-Manufacturer,” to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
As of March 30, 2024, we had committed to purchase pea protein inventory totaling $25.2 million, with $8.1 million in the remainder of 2024 and $17.1 million in 2025. In addition, as of March 30, 2024, we had approximately $10.3 million in purchase order commitments for capital expenditures to purchase property, plant and equipment including machinery and equipment. Payments for these purchases will be due within twelve months.
Settlement of Consumer Class Actions Regarding Protein Claims
As discussed in Note 13, Subsequent Event, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report, subsequent to the quarter ended March 30, 2024, on May 6, 2024, we entered into a confidential binding settlement term sheet with respect to certain consumer class action lawsuits that originated in 2022 pursuant to which we have agreed to contribute $7.5 million to a settlement fund in full satisfaction of all settlement costs and attorneys’ fees. The parties will continue to work on a definitive written settlement agreement to be executed within forty-five days of the signed term sheet and which will be subject to preliminary and final court approval. See Note 9, Commitments and Contingencies—

Litigation—Consumer Class Actions Regarding Protein Claims, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
As of March 30, 2024, we had accrued $7.5 million in SG&A expenses in our condensed consolidated statement of operations, which are included in “Accrued litigation settlement costs” in our condensed consolidated balance sheet as of March 30, 2024
Since the settlement is subject to court approval, the timing of payments is uncertain; however, we anticipate paying $250,000 in 2024, with the remainder, $7.25 million, anticipated to be paid in 2025.
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
There have been no material changes in our critical accounting policies during the three months ended March 30, 2024, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2023 10-K.
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
In 2021, we issued a total of $1.15 billion aggregate principal amount of 0% Convertible Senior Notes due 2027. The proceeds from the issuance of the Notes were approximately $1.0 billion, net of capped call transaction costs of $84.0 million and debt issuance costs totaling $23.6 million. See Note 6, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. The Notes do not bear regular interest, and the principal amount of the Notes do not accrete. However, special interest and additional interest may accrue on the Notes at a rate per annum not exceeding 0.50% (subject to certain exceptions) upon the occurrence of certain events relating to the failure to file certain SEC reports or to remove certain restrictive legends from the Notes.
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
As of March 30, 2024, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $0.7 million, or a decrease of approximately $0.7 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials. As of March 30, 2024, we had a multi-year sales agreement with Roquette which expires in December 2025. See Note 9, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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

Foreign currency translation gains, net of tax, reported as cumulative translation adjustments through “Other comprehensive loss” were $0.7 million and $3,000 in the three months ended March 30, 2024 and April 1, 2023, respectively. Net realized and unrealized foreign currency transaction (losses) and gains included in “Other, net” were $(2.3) million and $0.3 million in the three months ended March 30, 2024 and April 1, 2023, respectively.
Based on the intercompany balances as of March 30, 2024, an assumed 5% or 10% adverse change to foreign currency exchange rates would result in a loss of approximately $5.2 million and $10.5 million, respectively, recorded in “Other, net.”
Inflation Risk
Although we have seen inflation in certain raw materials, and in the cost of logistics and labor, we do not believe that inflation has had a material effect on the costs of our inputs to date. Although difficult to quantify, we believe inflation is likely having an adverse effect on our end customers’ ability to purchase our products, resulting in decreased sales. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition. For additional information, see “Risk Factors—Risks Related to Our Business—Inflationary price pressures of raw materials, labor, transportation, fuel or other inputs used by us and our suppliers, including the effects of higher interest rates, has negatively impacted, and could continue to negatively impact, our business and results of operations” in Part I, Item 1A, “Risk Factors,” in our 2023 10-K.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information
ITEM 1. LEGAL PROCEEDINGS.
We are subject to various legal proceedings and claims that arise in the ordinary course of our business. The Company establishes an accrued liability for legal matters when those matters present loss contingencies that are both probable and estimable. For a description of our material pending legal proceedings, please see Note 9, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. Although the outcome of these and other claims cannot be predicted with certainty, other than the settlement of certain actions, management is not currently able to estimate the reasonable possible amount of loss or range of loss and does not believe that it is probable that the ultimate resolution of the current matters will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the final results of any current or future proceeding cannot be predicted with certainty, and until there is final resolution on any such matter that we may be required to accrue for, we may be exposed to loss in excess of the amount accrued. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our 2023 10-K, as updated and supplemented below and in our subsequent filings. These risks could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or future results.
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
In 2021, we entered into a lease agreement for an initial term of 12 years to develop and house our new Campus Headquarters. The Campus Headquarters is being built out by the Landlord, who delivered Phase 1-A of the Campus Headquarters to us in the third quarter of 2022 and Phase 1-B of the Campus Headquarters to us in the second quarter of 2023. We currently do not have firm timing on the delivery of the remainder of the Campus Headquarters. If we cannot complete development of the Campus Headquarters within the approved budget or there are significant cost overruns and/or delays, our cash flows, financial condition, or results of operations could be materially and adversely affected. In addition, we may not be able to build out or occupy the rest of the Campus Headquarters and are considering subleasing, assigning or otherwise transferring the unoccupied part. An agreement to sublease, assign or otherwise transfer the unoccupied part of the Campus Headquarters would be subject to certain risks and uncertainties. For example, the agreement may not be completed on terms advantageous to us because the rental rate we receive under the agreement may not fully cover the rental rate we pay under the Campus Lease for the same space, or we may be unable to enter into such an agreement at all, each of which could have a negative impact on our financial condition and results of operations. In addition, if the Landlord has not received invoices and other required documentation relating to the build out of the Campus Headquarters by September 30, 2024, we may lose the ability to receive reimbursement for the cost of any remaining build out at the Campus Headquarters.
In addition, it is possible that there could be unanticipated difficulties in initiating and maintaining operations at the Campus Headquarters, including, but not limited to, IT system interruptions, other infrastructure support problems or the Campus Headquarters may prove to be less conducive to our operations than currently anticipated. These risks could all result in operational inefficiencies or similar difficulties that could prove difficult or impossible to remediate and have an adverse impact on our financial condition or results of operations.
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
As of March 30, 2024, we had cash and cash equivalents and restricted cash of $173.5 million.
Our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, including strategic collaborations. For example, in May 2023, we established our ATM Program, under which, subject to our compliance with applicable laws and the applicable requirements of the Equity Distribution Agreement, we may offer and sell from time to time and at our discretion shares of our common stock having an aggregate offering price of up to $200.0 million pursuant to the Equity Distribution Agreement. Such financing and other potential financings may result in dilution to stockholders, reduction in the market price of our common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, the capital markets may experience extreme volatility and disruption, including high interest rates in certain geographic regions and higher borrowing costs, which could make it more difficult for us to raise capital. If we cannot access the capital markets upon favorable terms or at all, it may impact our ability to achieve our goals.
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
•our investment in and build out of our Campus Headquarters, including the timing and success of subleasing any excess space we may have at our Campus Headquarters;
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
•the timing and success of changes to our pricing architecture within certain channels including the recent and planned future price increases of certain of our products, and the mix of products sold;
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
Risks Related to Regulatory and Legal Compliance Matters, Litigation and Legal Proceedings
Any changes in, or changes in the interpretation of, applicable laws, regulations or policies of the FDA or U.S. Department of Agriculture (the “USDA”), state regulators or similar foreign regulatory authorities that relate to the use of the word “meat” or other similar words in connection with plant-based meat products could adversely affect our business, prospects, results of operations or financial condition.
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
For example, in 2018, the state of Missouri passed a law prohibiting any person engaged in advertising, offering for sale, or sale of food products from misrepresenting a product as meat that is not derived from harvested production livestock or poultry. The state of Missouri Department of Agriculture has clarified its interpretation that products which include prominent disclosure that the product is “made from plants,” or comparable disclosure such as through the use of the phrase “plant-based,” are not misrepresented under the Missouri law. Additional states, including Arkansas, Georgia, Mississippi, Louisiana, Oklahoma, South Dakota, Texas and Wyoming, have subsequently passed similar laws, and legislation that would impose specific requirements on the naming of plant-based meat products is currently pending in a number of other states, including Arizona. The United States Congress considered (but did not pass) federal legislation, called the Real MEAT Act, that could require changes to our product labeling and marketing, including identifying products as “imitation” meat products, and that would give USDA certain oversight over the labeling of plant-based meat products. If similar bills gain traction and ultimately become law, we could be required to identify our products as “imitation” on our product labels. Further, the FDA has announced that it is developing guidance on naming plant-based meat alternatives that could impact our naming expectations. Canadian Food and Drug Regulations also provide requirements for “simulated meat” products, including requirements around composition and naming.
In Europe, the Agriculture Committee of the European Parliament proposed in May 2019 to reserve the use of “meat” and meat-related terms and names for products that are manufactured from the edible parts of animals. In October 2020, the European Parliament rejected the adoption of this provision. In the absence of European Union legislation, member states remain free to establish national restrictions on meat-related names. In June 2020, France adopted a law prohibiting names to indicate foodstuffs of animal origin to describe, market or promote foodstuffs containing vegetable proteins. In October 2021, France published a draft implementing decree (the “Contested Decree”) to define, for example, the sanctions in case of non-compliance with the new law, and the Contested Decree went into effect in 2022. We do not believe that the Contested Decree complied with the laws of the EU, in particular the principle of free movement of goods. In July 2022, at the request of a trade association, the French High Administrative Court partially suspended the execution of the Contested Decree. The Company filed an application for annulment against the Contested Decree and intervened in favor of the trade association in their pending case against the Contested Decree. Several plant-based companies filed voluntary intervention in support of the Company’s case on April 20, 2023. On July 12, 2023, the French High Administrative Court decided to refer the case to the Court of Justice of the European Union ("CJEU"). The CJEU is asked to decide on the lawfulness of the Contested Decree banning “meaty” names for plant-based protein under EU law. The procedure before the CJEU started on August 22, 2023, and the Company filed its submission on October 31, 2023. On January 15, 2024, the CJEU closed the written procedure. The period to request an oral hearing closed on February 5, 2024.
In parallel to the litigation before the CJEU against the Contested Decree, on August 23, 2023, France published a proposal for a new decree replacing the Contested Decree (“New Decree”). The New Decree has removed some of the Contested Decree’s most open-ended language, but essentially maintains the prohibition on meaty names for plant-based proteins. The New Decree was subject to administrative review procedure by the European Commission (the EU’s executive body) and the EU member states other than France. The six-months standstill period under that procedure ended on February 23, 2024. The Company supported plant-based protein trade associations against the New Decree. On February 26, 2024, the New Decree was adopted. However, on April 10, 2024, the French High Administrative Court decided once again to postpone the applicability of the New Decree. The interim relief judge noted that there were serious doubts as to whether such national measures could be adopted based on EU law, which had already prompted the ongoing CJEU litigation.
In this context, on March 1, 2024, the CJEU requested the French High Administrative Court to provide its view on the impact of the adoption of the New Decree on the litigation against the Contested Decree, and whether it should be declared moot or it should be allowed to proceed. On March 14, 2024, the French High Administrative Court responded to the CJEU's request for information asking it to rule in the current proceedings. On April 15, 2024, the CJEU decided that the litigation against the Contested Decree would proceed, and that an oral hearing was not necessary. The Company expects the ruling of the CJEU within approximately seven to twelve months.
The judgment of the CJEU will be determinative as to whether the Contested Decree’s ban on meat names for plant-based foods was lawful, or not, under EU law. The judgment of the CJEU will set a precedent on the naming of plant-based foods for all other EU member states, which will significantly disrupt or facilitate the operations of the Company and the entire plant-based protein industry in France and across the EU.
France has been the first EU member state to adopt such a law, but others are following. On December 16, 2023, an Italian law prohibiting names to indicate foodstuffs of animal origin to describe, market or promote foodstuffs containing vegetable proteins (“Italian Law”) entered into force. The Italian Law requires the Ministry of Agriculture to adopt a decree with the names that may not be used to describe plant-based products by February 16, 2024. However, on January 29, 2024, the European Commission issued a formal letter informing the Italian government that the Italian Law was adopted in violation of EU law, and is thus not applicable or enforceable. On February 28, 2024, the Italian Minister for Agriculture confirmed that the adoption of an implementing decree is currently suspended.
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
From time to time, we may be party to various claims and litigation proceedings. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates. For information regarding pending legal proceedings, please see Part II Item 1, Legal Proceedings, and Note 9, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended March 30, 2024, except for the following arrangement, none of our directors or executive officers of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K:
•On March 14, 2024, Seth Goldman, the Company’s chair of the board of directors, adopted a trading plan as trustee of The Seth A. Goldman Revocable Trust intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The plan covers the potential sales of up to an aggregate of 300,000 shares of the Company’s common stock at price and volume thresholds and during specified trading periods between June 13, 2024 and June 10, 2025, in each case as set forth in the plan.

ITEM 6. EXHIBITS.

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	10-Q	6/12/2019	3.1
3.2	Amended and Restated Bylaws.	8-K	2/13/2024	3.1
4.1	Form of Common Stock Certificate.	S-1/A	3/27/2019	4.1
4.2	Description of Registrant’s Securities.	10-K	3/01/2023	4.3
4.3	Indenture, dated as of March 5, 2021, between Beyond Meat, Inc. and U.S. Bank National Association, as trustee.	8-K	3/05/2021	4.1
4.4	Form of certificate representing 0% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.1 to the Form 8-K filed on March 5, 2021).	8-K	3/05/2021	4.1
10.1*	Amended form of 2018 Equity Incentive Plan restricted stock unit award agreement.	10-Q	11/09/2023	10.1
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2024 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders' Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

BEYOND MEAT, INC.
Date:	May 9, 2024	By:	/s/ Ethan Brown
Ethan Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2024	By:	/s/ Lubi Kutua
Lubi Kutua
Chief Financial Officer, Treasurer
(Principal Financial Officer)