Form 10-Q
period 2024-06-29
BEYOND MEAT, INC.
filed 2024-08-08
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                Yes  ☐   No  ☒
As of August 7, 2024, the registrant had 65,038,387 shares of common stock, $0.0001 par value per share, outstanding.

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
◦the timing and success of narrowing our commercial focus to certain growth opportunities; accelerating activities that prioritize gross margin expansion and cash generation, including as part of our review of our global operations initiated in November 2023 (“Global Operations Review”); changes to our pricing architecture within certain channels including the recent price increases of certain of our products in our U.S. retail and foodservice channels; and accelerated, cash-accretive inventory reduction initiatives;
◦our ability to successfully execute our Global Operations Review, including the exit or discontinuation of select product lines such as Beyond Meat Jerky; the impact of non-cash charges such as provision for excess and obsolete inventory, accelerated depreciation on write-offs and disposals of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; and the review of our operations in China;
◦the impact of adverse and uncertain economic and political conditions in the U.S. and international markets, including concerns about the likelihood of an economic recession, downturn or periods of high inflation, and the 2024 presidential election;
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
◦any future impairment charges, including due to any future changes in estimates, judgments or assumptions, failure to achieve forecasted operating results, weakness in the economic environment, changes in market conditions, declines in our market capitalization and/or failure to sublease, assign or otherwise transfer any excess space that may exist at our El Segundo Campus and Innovation Center (“Campus Headquarters”) on terms advantageous to us;
◦the sufficiency of our cash and cash equivalents to meet our liquidity needs, including estimates of our expenses, future revenues, capital expenditures, capital requirements and our needs for and ability to restructure our balance sheet and obtain additional financing, if at all;
◦our ability to accurately predict consumer taste preferences, trends and demand and successfully innovate, introduce and commercialize new products and improve existing products such as our new

Beyond IV platform and our recently launched Beyond Sun Sausage line, including in new geographic markets;
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
◦the impact of uncertainty as a result of doing business in China and Europe, including as a result of our review of our operations in China;
◦the volatility of or inability to access the capital markets, including due to macroeconomic factors, geopolitical tensions or the outbreak of hostilities or war—for example, the war in Ukraine and the conflict in Israel, Gaza and surrounding areas;
◦changes in the retail landscape, including our ability to maintain and expand our distribution footprint, the timing, success and level of trade and promotion discounts, our ability to maintain and grow market share and increase household penetration, repeat purchases, buying rates (amount spent per buyer) and purchase frequency, our ability to maintain and increase sales velocity of our products, and the timing and success of the Beyond IV and Beyond Sun Sausage product launches;
◦changes in the foodservice landscape, including the timing, success and level of marketing and other financial incentives to assist in the promotion of our products, our ability to maintain and grow market share and attract and retain new foodservice customers or retain existing foodservice customers, and our ability to introduce and sustain offering of our products on menus;
◦the timing and success of distribution expansion and new product introductions, including the timing and success of the Beyond IV and Beyond Sun Sausage product launches, in increasing revenues and market share;
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
◦risks associated with underutilization of capacity which have in the past and could in the future give rise to increased costs per unit, underutilization fees, termination fees and other costs to exit certain supply chain arrangements and product lines, and/or the write-down or write-off of certain equipment and other fixed assets;
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
◦variations in product selling prices and costs, the timing and success of changes to our pricing architecture within certain channels including the recent price increases of certain of our products in our U.S. retail and foodservice channels, and the mix of products sold;
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
◦our ability to differentiate and continuously create innovative products, respond to competitive innovation and achieve speed-to-market, including the timing and success of the Beyond IV and Beyond Sun Sausage product launches;
◦our ability to successfully execute our strategic initiatives;
◦the volatility associated with ingredient, packaging, transportation and other input costs;
◦our ability to keep pace with technological changes impacting the development of our products and implementation of our business needs;
◦significant disruption in, or breach in security of our or our suppliers’ or vendors’ information technology systems, including any inability to detect or timely report any cybersecurity incidents, and resultant interruptions in service and any related impact on our reputation, including data privacy, and any potential impact on our supply chain, including on customer demand, order fulfillment and lost sales, and the resulting timing and/or amount of net revenues recognized;
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
◦matters relating to our Campus Headquarters including, without limitation, the ability to meet our obligations under our Campus Headquarters lease (“Campus Lease”), the timing of occupancy and completion of the build-out of our remaining space, any cost overruns or delays, the availability of the tenant improvement allowance to pay for the build-out of our remaining space, the impact of workforce reductions or other cost-reduction initiatives on our space demands, and the timing and success of subleasing, assigning or otherwise transferring any excess space that may exist at our Campus Headquarters, including any potential impairment charges that may result;
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
◦our ability and the ability of our suppliers and co-manufacturers to comply with food safety, environmental or other laws or regulations and the impact of any non-compliance on our operations, brand reputation and ability to fulfill orders in full and on time;
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
◦the impact of tariffs and trade wars;
◦the impact of changes in tax laws; and
◦the risks discussed in Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2024 (the “2023 10-K”), Part II, Item 1A, “Risk Factors,” included herein, and those discussed in other documents we file from time to time with the SEC.
v

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
This report also contains estimates and other statistical data obtained from independent parties and by us relating to market size and growth and other data about our industry and ultimate consumers. The number of retail and foodservice outlets where Beyond Meat branded products are available was derived from rolling 52- week data as of June 2024 and excludes outlets unique to Beyond Meat Jerky. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates and data. In 2023, as part of our Global Operations Review, we made the decision to discontinue the Beyond Meat Jerky product line.
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
“Beyond Meat,” “Beyond Burger,” “Beyond Beef,” “Beyond Sausage,” “Beyond Breakfast Sausage,” “Beyond Meatballs,” “Beyond Chicken,” “Beyond Popcorn Chicken,” “Beyond Steak,” “Beyond Sun Sausage,” “Go Beyond,” the Caped Steer Logo and “Eat What You Love” are registered or pending trademarks of Beyond Meat, Inc. in the United States and, in some cases, in certain other countries. All other brand names or trademarks appearing in this report are the property of their respective holders. Solely for convenience, the trademarks and trade names contained herein are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	June 29, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$144,873	$190,505
Restricted cash, current	536	2,830
Accounts receivable, net	34,463	31,730
Inventory	119,532	130,336
Prepaid expenses and other current assets	15,538	12,904
Assets held for sale	2,323	4,539
Total current assets	$317,265	$372,844
Restricted cash, non-current	12,600	12,600
Property, plant, and equipment, net	186,584	194,046
Operating lease right-of-use assets	127,679	130,460
Prepaid lease costs, non-current	64,822	61,635
Other non-current assets, net	634	1,192
Investment in unconsolidated joint venture	1,650	1,673
Total assets	$711,234	$774,450
Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$59,449	$56,032
Accrued bonus	393	4,790
Current portion of operating lease liabilities	4,125	3,677
Accrued litigation settlement costs	7,500	—
Accrued expenses and other current liabilities	12,051	9,855
Total current liabilities	$83,518	$74,354
Long-term liabilities:
Convertible senior notes, net	$1,139,509	$1,137,542
Operating lease liabilities, net of current portion	74,884	75,648
Finance lease obligations and other long-term liabilities	3,348	274
Total long-term liabilities	$1,217,741	$1,213,464
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	June 29, 2024	December 31, 2023
Commitments and Contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	$—	$—
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 64,993,318 and 64,624,140 shares issued and outstanding at June 29, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	584,441	573,128
Accumulated deficit	(1,170,093)	(1,081,253)
Accumulated other comprehensive loss	(4,379)	(5,249)
Total stockholders’ deficit	$(590,025)	$(513,368)
Total liabilities and stockholders’ deficit	$711,234	$774,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net revenues	$93,185	$102,149	$168,788	$194,385
Cost of goods sold	79,468	99,876	151,403	185,927
Gross profit	13,717	2,273	17,385	8,458
Research and development expenses	5,485	8,773	15,345	21,205
Selling, general and administrative expenses	42,163	47,455	89,445	99,355
Restructuring expenses	—	(201)	—	(627)
Total operating expenses	47,648	56,027	104,790	119,933
Loss from operations	(33,931)	(53,754)	(87,405)	(111,475)
Other (expense) income, net:
Interest expense	(1,029)	(989)	(2,044)	(1,978)
Other, net	477	1,746	600	4,654
Total other (expense) income, net	(552)	757	(1,444)	2,676
Loss before taxes	(34,483)	(52,997)	(88,849)	(108,799)
Income tax (benefit) expense	(34)	5	(32)	5
Equity in losses of unconsolidated joint venture	30	503	23	3,738
Net loss	$(34,479)	$(53,505)	$(88,840)	$(112,542)
Net loss per share available to common stockholders—basic and diluted	$(0.53)	$(0.83)	$(1.37)	$(1.76)
Weighted average common shares outstanding—basic and diluted	64,901,584	64,246,048	64,797,245	64,119,258
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net loss	$(34,479)	$(53,505)	$(88,840)	$(112,542)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net of tax	197	(158)	870	(155)
Comprehensive loss, net of tax	$(34,282)	$(53,663)	$(87,970)	$(112,697)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2022	63,773,982	$6	$544,357	$(743,109)	$(4,802)	$(203,548)
Net loss	—	—	—	(59,037)	—	(59,037)
Issuance of common stock under equity incentive plans, net	376,772	—	(117)	—	—	(117)
Share-based compensation for equity classified awards	—	—	9,565	—	—	9,565
Foreign currency translation adjustment	—	—	—	—	3	3
Balance at April 1, 2023	64,150,754	$6	$553,805	$(802,146)	$(4,799)	$(253,134)
Net loss	—	—	—	(53,505)	$—	(53,505)
Issuance of common stock under equity incentive plans, net	167,492	—	(69)	—	$—	(69)
Share-based compensation for equity classified awards	—	—	7,748	—	$—	7,748
Foreign currency translation adjustment	—	—	—	—	$(158)	(158)
Balance at July 1, 2023	64,318,246	$6	$561,484	$(855,651)	$(4,957)	$(299,118)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2023	64,624,140	$6	$573,128	$(1,081,253)	$(5,249)	$(513,368)
Net loss	—	—	—	(54,361)	—	(54,361)
Issuance of common stock under equity incentive plans, net	228,702	—	(430)	—	—	(430)
Share-based compensation for equity classified awards	—	—	6,075	—	—	6,075
Foreign currency translation adjustment	—	—	—	—	673	673
Balance at March 30, 2024	64,852,842	$6	$578,773	$(1,135,614)	$(4,576)	$(561,411)
Net loss	—	—	—	(34,479)	—	(34,479)
Issuance of common stock under equity incentive plans, net	140,476	—	(105)	—	—	(105)
Share-based compensation for equity classified awards	—	—	5,773	—	—	5,773
Foreign currency translation adjustment	—	—	—	—	197	197
Balance at June 29, 2024	64,993,318	$6	$584,441	$(1,170,093)	$(4,379)	$(590,025)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Six Months Ended
	June 29, 2024	July 1, 2023
Cash flows from operating activities:
Net loss	$(88,840)	$(112,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,182	11,928
Non-cash lease expense	4,130	3,613
Share-based compensation expense	11,848	17,313
Provision for doubtful accounts	232	—
Loss on sale of fixed assets	363	3,804
Amortization of debt issuance costs	1,967	1,967
Equity in losses of unconsolidated joint venture	23	3,738
Unrealized loss on foreign currency transactions	2,671	213
Net change in operating assets and liabilities:
Accounts receivable	(3,273)	(16,462)
Inventories	10,005	28,975
Prepaid expenses and other current assets	(2,450)	(4,705)
Accounts payable	3,633	(14,177)
Accrued expenses and other current liabilities	4,557	(4,852)
Prepaid lease costs, non-current	(3,236)	(4,593)
Operating lease liabilities	(1,626)	(2,556)
Net cash used in operating activities	$(47,814)	$(88,336)
Cash flows from investing activities:
Purchases of property, plant and equipment	$(2,520)	$(7,139)
Proceeds from sale of fixed assets	3,157	2,316
Payments for investment in joint venture	—	(3,250)
Return of security deposits	532	—
Net cash provided by (used in) investing activities	$1,169	$(8,073)
Cash flows from financing activities:
Principal payments under finance lease obligations	$(514)	$(115)
Proceeds from exercise of stock options	5	152
Payments of minimum withholding taxes on net share settlement of equity awards	(539)	(337)
Net cash used in financing activities	$(1,048)	$(300)
Net decrease in cash, cash equivalents and restricted cash	$(47,693)	$(96,709)
Effect of exchange rate changes on cash	(233)	94
Cash, cash equivalents and restricted cash at the beginning of the period	205,935	322,548
Cash, cash equivalents and restricted cash at the end of the period	$158,009	$225,933
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Six Months Ended
	June 29, 2024	July 1, 2023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Taxes	$16	$9
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$1,118	$1,769
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,389	$36,400
Reclassification of pre-paid lease costs to operating lease right-of-use assets	$48	$29,270
Non-cash additions to financing leases	$4,393	$109
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
As of June 29, 2024, approximately 85% of the Company’s assets were located in the United States.
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
Foreign Currency
Foreign currency translation gain (loss), net of tax, reported as cumulative translation adjustment through “Other comprehensive income (loss)” was $0.2 million and $(0.2) million in the three months ended June 29, 2024 and July 1, 2023, respectively. Net realized and unrealized foreign currency transaction losses included in “Other, net” were $1.2 million and $1.0 million in the three months ended June 29, 2024 and July 1, 2023, respectively.
Foreign currency translation gain (loss), net of tax, reported as cumulative translation adjustment through “Other comprehensive income (loss)” was $0.9 million and $(0.2) million in the six months ended June 29, 2024 and July 1, 2023, respectively. Net realized and unrealized foreign currency transaction losses included in “Other, net” were $3.5 million and $0.7 million in the six months ended June 29, 2024 and July 1, 2023, respectively.
Fair Value of Financial Instruments
The Company had no financial instruments measured at fair value on a recurring basis at June 29, 2024 and December 31, 2023.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 in the three and six months ended June 29, 2024 and July 1, 2023.
Restricted Cash
Restricted cash includes cash held as collateral for stand-alone letter of credit agreements related to normal business transactions. The agreements require the Company to maintain a specified amount of cash as collateral in a segregated account to support the letters of credit issued thereunder. The Company had $13.1 million in restricted cash as of June 29, 2024, which was comprised of $12.6 million to secure the letter of credit to support the development and leasing of the Company’s Campus Headquarters (as defined below) recorded in “Restricted cash, non-current” (see Note 9), and $0.5 million to secure a letter of credit associated with a third party contract manufacturer in Europe, recorded in “Restricted cash, current” in the Company’s consolidated balance sheet. In the three months ended June 29, 2024, the letter of credit associated with the third party contract manufacturer was renegotiated and reduced from $2.8 million at December 31, 2023 to $0.5 million at June 29, 2024.
Revenue Recognition
At the end of each accounting period, the Company recognizes a contra asset to accounts receivable for estimated sales discounts that have been incurred but not paid which totaled $6.3 million and $6.9 million as of June 29, 2024 and December 31, 2023, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Presentation of Net Revenues by Channel
The following table presents the Company’s net revenues by channel:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
U.S.:
Retail	$44,869	$48,490	$81,957	$92,649
Foodservice	10,350	12,764	22,654	27,439
U.S. net revenues	55,219	61,254	104,611	120,088
International:
Retail	17,585	19,995	30,163	34,284
Foodservice	20,381	20,900	34,014	40,013
International net revenues	37,966	40,895	64,177	74,297
Net revenues	$93,185	$102,149	$168,788	$194,385
Two distributors each accounted for approximately 11% of the Company’s gross revenues in the three months ended June 29, 2024; and one distributor and one customer accounted for approximately 11% and 10%, respectively, of the Company’s gross revenues in the three months ended July 1, 2023. Two distributors accounted for approximately 12% and 10%, respectively, of the Company’s gross revenues in the six months ended June 29, 2024; and one distributor accounted for approximately 11% of the Company’s gross revenues in the six months ended July 1, 2023. No other customer or distributor accounted for more than 10% of the Company’s gross revenues in the three and six months ended June 29, 2024 and July 1, 2023.
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
Prepaid Expenses
Prepaid expenses primarily include prepaid insurance and other prepaid vendor costs, which are expensed in the period to which they relate. Prepaid expenses are included under the caption “Prepaid expenses and other current assets” in the Company’s condensed consolidated balance sheets and were $8.0 million and $8.3 million as of June 29, 2024 and December 31, 2023, respectively.
Shipping and Handling Costs
The Company does not bill its distributors or customers shipping and handling fees. The Company’s products are predominantly shipped to its distributors or customers as “FOB Destination,” with control of the products transferred to the customer at the destination. In-bound shipping and handling costs incurred in manufacturing a product are included in inventory and reflected in cost of goods sold when the sale of that product is recognized. Outbound shipping and handling costs are considered as fulfillment costs and are recorded in selling, general and administrative (“SG&A”) expenses. Outbound shipping and handling

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

costs included in SG&A expenses in the three months ended June 29, 2024 and July 1, 2023 were $1.9 million and $2.8 million, respectively. Outbound shipping and handling costs included in SG&A expenses in the six months ended June 29, 2024 and July 1, 2023 were $4.0 million and $6.0 million, respectively.
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
The Company estimates the fair value of PSUs using the Monte Carlo valuation model. The market-based performance condition used for these awards is based upon the total shareholder return (“TSR”) of Beyond Meat versus the TSR of a peer group over performance periods which is considered to be a market condition under Accounting Standards Codification (“ASC”) 718 “Compensation—Stock Compensation.” The effect of the market condition is considered in determining the award’s grant date fair value, which is not subsequently revised based on actual performance for stock settled awards. The expense is therefore fixed at the time of grant in relation to this feature. The expense may only be adjusted for any service-related forfeitures.
New Accounting Pronouncements
In October 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-06 “Disclosure Improvements—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”), which provides amendments to the Codification in response to the 2018 SEC release No. 33-10532, “Disclosure Update and Simplification.” The amendments modify the disclosure and presentation requirements of a variety of Topics in the Codification and apply to all reporting entities within the scope of the affected Topics. ASU 2023-06 is effective for companies that are subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or purpose of issuing securities on the date

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

which the SEC removes the related disclosure from Regulation S-X or Regulation S-K. Early adoption is prohibited. For all other entities, the amendments are effective two years later. If the SEC has not removed the applicable disclosure from Regulation S-X or Regulation S-K by June 30, 2027, the pending content related to ASU 2023-06 will not become effective for any entity and will be removed from the Codification. Adoption of ASU 2023-06 is expected to modify the disclosure and presentation requirements only and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires the disclosure of significant segment expenses that are part of an entity’s segment measure of profit or loss and regularly provided to the chief operating decision maker. In addition, it adds or makes clarifications to other segment-related disclosures, such as clarifying that the disclosure requirements in Topic 280 are required for entities with a single reportable segment and that an entity may disclose multiple measures of segment profit and loss. The amendments in ASU 2023-07 apply to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be adopted retrospectively. ASU 2023-07 is effective for the Company beginning January 1, 2024 and interim periods beginning January 1, 2025. Adoption of ASU 2023-07 is expected to modify the disclosure and presentation requirements only and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740)—Improvements to Income Tax Disclosures” (“ASU 2023-09”) which amends the Codification to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires additional disaggregation of the reconciliation between the statutory and effective tax rate for an entity and of income taxes paid, both of which are disclosures required by current GAAP. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments in ASU 2023-09 apply to all entities that are subject to Topic 740, Income Taxes. For public business entities, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 is effective for the Company beginning January 1, 2025. Adoption of ASU 2023-09 is expected to enhance the usefulness of income tax disclosures and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In March 2024, the FASB issued ASU 2024-02 “Codification Improvements—Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”) which amends the Codification to remove references to various FASB Concept Statements. The amendments in ASU 2024-02 are considered to be codification improvements only. The amendments in ASU 2024-02 apply to all reporting entities within the scope of the affected accounting guidance and are effective for the Company for fiscal years beginning after December 15, 2024. Early application of the amendments in ASU 2024-02 is permitted for all entities for any fiscal year or interim period for which financial statements have not yet been issued or made available for issuance. Adoption of ASU 2024-02 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
Recently Adopted Accounting Pronouncements
None.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 3. Leases
See Note 9.
Leases are classified as either finance leases or operating leases based on criteria in ASC 842 “Leases.” The Company has operating leases for its corporate offices, including the Campus Lease, its manufacturing facilities, warehouses and vehicles, and, to a lesser extent, certain equipment and finance leases. Such leases generally have original lease terms between 2 years and 12 years, and often include one or more options to renew. Some leases also include early termination options, which can be exercised under specific conditions. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company does not have residual value guarantees or material restrictive covenants associated with its leases.
On January 14, 2021, the Company entered into the Campus Lease, a 12-year lease with two 5-year renewal options to house its corporate headquarters, lab and innovation space (the “Campus Headquarters”) in El Segundo, California. Although the Company is involved in the design of the tenant improvements of the Campus Headquarters, the Company does not have title or possession of the assets during construction. In addition, the Company does not have the ability to control the leased Campus Headquarters until each phase of the tenant improvements is complete. The Company contributed $3.2 million and $4.2 million in rent prepayments and payments towards the construction of the Campus Headquarters in the six months ended June 29, 2024 and the year ended December 31, 2023, respectively. The rent prepayments and payments towards construction costs are initially recorded in “Prepaid lease costs, non-current” in the Company’s condensed consolidated balance sheets and will ultimately be reclassified as a component of a right-of-use asset upon lease commencement for each phase of the lease.
In 2022, the tenant improvements associated with Phase 1-A were completed, and the underlying asset was delivered to the Company. As such, upon commencement of Phase 1-A, the Company recognized a $64.1 million right-of-use asset, which included the reclassification of $27.7 million of the construction payments previously included in “Prepaid lease costs, non-current,” and a $36.6 million lease liability. Upon completion of the tenant improvements associated with Phase 1-A, the Company moved its innovation team from its former Manhattan Beach Innovation Center to the Campus Headquarters. In 2023, the tenant improvements associated with Phase 1-B were completed, and the underlying asset was delivered to the Company. As such, upon commencement of Phase 1-B, the Company recognized a $64.9 million right-of-use asset, which included the reclassification of $29.3 million of the construction payments previously included in “Prepaid lease costs, non-current,” and a $35.6 million lease liability. Upon completion of the tenant improvements associated with Phase 1-B, the Company moved its headquarters, sales and marketing operations to the Campus Headquarters. The lease on the Company’s Manhattan Beach Project Innovation Center expired on January 31, 2024. Costs associated with this lease through its expiration date are included in operating lease costs related to research and development expenses and are reflected in the tables below.
Given the Company’s intention to reduce its overall operating expenses and cash expenditures, on February 2, 2024, the Company terminated the agreement to purchase a property in Enschede, the Netherlands (the “Enschede Property”) and the security deposit was returned to the Company, which was subsequently paid to the purchaser of the property to be applied towards the deposit and future lease payments. The Company entered into a lease agreement with the purchaser of the property to lease the approximately 114,000 square foot property for an initial period of five years with an option to renew for an additional five years at an annual rent of approximately €1.0 million. The lease is classified as a finance lease in the Company’s condensed consolidated balance sheet as of June 29, 2024 due to the fact that it meets the criteria for a finance lease pursuant to ASC 842. Costs associated with this lease are included in finance lease costs related to cost of goods sold and are reflected in the tables below.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Lease costs for operating and finance leases were as follows:

		Three Months Ended
(in thousands)	Statement of Operations Location	June 29, 2024	July 1, 2023
Operating lease cost:
Lease cost	Cost of goods sold	$425	$401
Lease cost	Research and development expenses	2,377	1,942
Lease cost	Selling, general and administrative expenses	610	751
Variable lease cost(1)	Cost of goods sold	51	39
Variable lease cost(1)	Research and development expenses	(12)	21
Variable lease cost(1)	Selling, general and administrative expenses	869	652
Operating lease cost		$4,320	$3,806
Short-term lease cost:
Short-term lease cost	Cost of goods sold	$23	$21
Short-term lease cost	Research and development expenses	30	38
Short-term lease cost	Selling, general and administrative expenses	75	50
Short-term lease cost		$128	$109
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$269	$52
Amortization of right-of use assets	Research and development expenses	3	4
Interest on lease liabilities	Interest expense	45	6
Variable lease cost(1)	Cost of goods sold	2	4
Variable lease cost(1)	Research and development expenses	1	—
Finance lease cost		$320	$66
Total lease cost		$4,768	$3,981
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

		Six Months Ended
(in thousands)	Statement of Operations Location	June 29, 2024	July 1, 2023
Operating lease cost:
Lease cost	Cost of goods sold	$822	$811
Lease cost	Research and development expenses	4,768	4,472
Lease cost	Selling, general and administrative expenses	1,278	1,117
Variable lease cost(1)	Cost of goods sold	116	123
Variable lease cost(1)	Research and development expenses	6	83
Variable lease cost(1)	Selling, general and administrative expenses	1,960	1,168
Operating lease cost		$8,950	$7,774
Short-term lease cost:
Short-term lease cost	Cost of goods sold	$44	$42
Short-term lease cost	Research and development expenses	54	84
Short-term lease cost	Selling, general and administrative expenses	108	97
Short-term lease cost		$206	$223
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$466	$105
Amortization of right-of use assets	Research and development expenses	7	7
Interest on lease liabilities	Interest expense	77	11
Variable lease cost(1)	Cost of goods sold	6	5
Variable lease cost(1)	Research and development expenses	1	—
Finance lease cost		$557	$128
Total lease cost		$9,713	$8,125
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental balance sheet information as of June 29, 2024 and December 31, 2023 related to leases are:

(in thousands)	Balance Sheet Location	June 29, 2024	December 31, 2023
Assets
Operating leases	Operating lease right-of-use assets	$127,679	$130,460
Finance leases, net	Property, plant and equipment, net	4,384	461
Total lease assets		$132,063	$130,921

Liabilities
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$4,125	$3,677
Finance lease liabilities	Accrued expenses and other current liabilities	1,005	$196
Long-term:
Operating lease liabilities	Operating lease liabilities, net of current portion	74,884	75,648
Finance lease liabilities	Finance lease obligations and other long-term liabilities	3,348	274
Total lease liabilities		$83,362	$79,795

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year, as of June 29, 2024:

	June 29, 2024
(in thousands)	Operating Leases	Finance Leases
Remainder of 2024	$4,379	$591
2025	8,604	1,146
2026	8,457	1,041
2027	8,281	1,005
2028	8,332	967
Thereafter	88,537	—
Total undiscounted future minimum lease payments	126,590	4,750
Less imputed interest	(47,581)	(397)
Total discounted future minimum lease payments	$79,009	$4,353
Weighted average remaining lease terms and weighted average discount rates were:

	June 29, 2024
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	13.6	4.4
Weighted average discount rate	6.9%	4.2%

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental cash flow information:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$2,160	$1,937	$4,331	$3,444
Operating lease right-of-use assets obtained in exchange for lease liabilities	$355	$36,400	$1,389	$36,400
Note 4. Inventories
Major classes of inventory were as follows:

(in thousands)	June 29, 2024	December 31, 2023
Raw materials and packaging	$53,298	$61,371
Work in process	26,059	37,329
Finished goods	40,175	31,636
Total	$119,532	$130,336
Note 5. Property, Plant and Equipment
The Company records property, plant and equipment at cost and includes finance lease assets in “Property, plant and equipment, net” in its condensed consolidated balance sheets. A summary of property, plant, and equipment as of June 29, 2024 and December 31, 2023 is as follows:

(in thousands)	June 29, 2024	December 31, 2023
Manufacturing equipment	$162,910	$165,028
Research and development equipment	20,765	19,594
Leasehold improvements	18,063	23,898
Building	22,849	22,813
Finance leases	5,455	1,086
Software	2,824	3,568
Furniture and fixtures	932	1,079
Vehicles	584	584
Land	5,446	5,478
Assets not yet placed in service	37,639	43,123
Total property, plant and equipment	$277,467	$286,251
Less: accumulated depreciation and amortization	90,883	92,205
Property, plant and equipment, net	$186,584	$194,046
Depreciation and amortization expense in the three months ended June 29, 2024 and July 1, 2023 was $5.2 million and $5.9 million, respectively. Of the total depreciation and amortization expense in the three months ended June 29, 2024 and July 1, 2023, $4.5 million and $5.3 million, respectively, were recorded in cost of goods sold, $0.5 million and $0.4 million, respectively, were recorded in research and development expenses, and $0.2 million and $0.2 million, respectively, were recorded in SG&A expenses in the Company’s condensed consolidated statements of operations.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Depreciation and amortization expense in the six months ended June 29, 2024 and July 1, 2023 was $12.2 million and $11.9 million, respectively. Of the total depreciation and amortization expense in the six months ended June 29, 2024 and July 1, 2023, $10.6 million and $10.7 million, respectively, were recorded in cost of goods sold, $1.1 million and $0.9 million, respectively, were recorded in research and development expenses, and $0.5 million and $0.3 million, respectively, were recorded in SG&A expenses in the Company’s condensed consolidated statements of operations.
The Company had $2.3 million and $4.5 million in property, plant and equipment concluded to meet the criteria for assets held for sale as of June 29, 2024 and December 31, 2023, respectively. The Company recorded $0.2 million in loss and $(0.1) million in gain on sale of fixed assets in the three months ended June 29, 2024 and July 1, 2023, respectively, and recorded $0.4 million and $3.8 million in loss on sale of fixed assets in the six months ended June 29, 2024 and July 1, 2023, respectively.
Note 6. Debt
The following is a summary of debt balances as of June 29, 2024 and December 31, 2023:

(in thousands)	June 29, 2024	December 31, 2023
0% Convertible senior notes	$1,150,000	$1,150,000
Debt issuance costs	(10,491)	(12,458)
Total debt outstanding	$1,139,509	$1,137,542
Less: current portion of long-term debt	—	—
Long-term debt	$1,139,509	$1,137,542
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
The total amount of debt issuance costs of $23.6 million was recorded as a reduction to “Convertible senior notes, net” in the Company’s condensed consolidated balance sheet and is being amortized as interest expense over the term of the Notes using the effective interest method. In each of the three months ended June 29, 2024 and July 1, 2023, the Company recognized $1.0 million in interest expense related to the amortization of the debt issuance costs related to the Notes. The effective interest rate in both of the three month periods ended June 29, 2024 and July 1, 2023 was 0.09%. In each of the six months ended June 29, 2024 and July 1, 2023, the Company recognized $2.0 million in interest expense related to the amortization of the debt issuance costs related to the Notes. The effective interest rate in both of the six month periods ended June 29, 2024 and July 1, 2023 was 0.17%.
The following is a summary of the Company’s Notes as of June 29, 2024:

(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
0% Convertible senior notes due on March 15, 2027	$1,150,000	$10,491	$1,139,509	$238,625	Level 2

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Notes are carried at face value less the unamortized debt issuance costs on the Company’s condensed consolidated balance sheets. As of June 29, 2024, the estimated fair value of the Notes was approximately $238.6 million. The Notes are quoted on the Intercontinental Exchange and are classified as Level 2 financial instruments. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on June 24, 2024, the last day of the period when the notes were traded.
As of June 29, 2024, the remaining life of the Notes was approximately 2.7 years.
Note 7. Stockholders’ Deficit
As of June 29, 2024, the Company’s shares consisted of 500,000,000 authorized shares of common stock, par value $0.0001 per share, of which 64,993,318 shares of common stock were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
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
Common Stock
Common stock reserved for future issuance consisted of the following:

	June 29, 2024	December 31, 2023
Equity incentive compensation awards granted and outstanding	8,145,833	5,888,077
Shares available for grant under the 2018 Equity Incentive Plan(1)	7,521,095	8,230,500
Shares available for issuance under the Employee Stock Purchase Plan	3,484,845	2,948,715
Shares reserved for potential issuance under the Notes	8,234,230	8,234,230
Total common stock reserved for future issuance(1)(2)	27,386,003	25,301,522
_________________
(1) Shares available for issuance under the 2018 Equity Incentive Plan includes 225,967 shares that may be issued pursuant to performance stock units if 200% of the applicable performance target is achieved.
(2) Total common stock reserved for future issuance does not include shares that may be issued pursuant to the ATM Program discussed below.
ATM Program
In May 2023, the Company filed an automatic shelf registration statement on Form S-3 (the “2023 Shelf Registration Statement”) with the SEC registering an indeterminate amount of its common stock, preferred stock, debt securities, warrants, purchase contracts and units (collectively, “Company securities”). On March 18, 2024, the Company filed an updated shelf registration statement on Form S-3 (the “2024 Shelf Registration Statement”), which the SEC declared effective on April 12, 2024 and which replaced the 2023 Shelf Registration Statement. The 2024 Shelf Registration Statement allows the Company to sell, from time to time and at its discretion, Company securities having an aggregate offering price of up to $250.0 million including up to $200.0 million in shares of common stock that may be sold pursuant to the Company’s equity distribution agreement (the “Equity Distribution Agreement”) with

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Goldman Sachs & Co. LLC (“Goldman Sachs”), as sales agent, under an “at the market” offering program (the “ATM Program”).
Pursuant to the Equity Distribution Agreement, the Company may offer and sell common stock having an aggregate offering price of up to $200.0 million from time to time to or through Goldman Sachs, as the sales agent, subject to compliance with applicable laws and the applicable requirements of the Equity Distribution Agreement. The Equity Distribution Agreement also requires the Company to pay Goldman Sachs a commission equal to 3.25% of the aggregate gross proceeds of any shares sold through Goldman Sachs pursuant to the Equity Distribution Agreement. The Company intends to use the net proceeds, if any, from sales of common stock issued under the ATM Program for general corporate and working capital purposes. The timing of any sales and the number of shares sold, if any, will depend on a variety of factors to be determined and considered by the Company. The Company is not obligated to sell any shares under the Equity Distribution Agreement. As of June 29, 2024, no sales had been made under the Equity Distribution Agreement and the ATM Program’s full capacity remained available.
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
The following table summarizes the shares available for grant under the 2018 Plan:

Shares Available for Grant
Balance - December 31, 2023	8,230,500
Authorized	2,144,521
Granted(1)	(3,089,697)
Shares withheld to cover taxes	58,072
Forfeited	177,699
Balance - June 29, 2024	7,521,095
__________
(1) Includes 225,967 shares reserved for issuance pursuant to performance stock units if 200% of the applicable performance target is achieved.
As of June 29, 2024 and December 31, 2023, there were 5,400,017 and 4,477,120 shares, respectively, issuable under stock options outstanding, 2,527,308 and 1,411,310 shares, respectively, issuable under unvested RSUs outstanding, 225,967 and 0 shares, respectively, issuable under unvested PSUs outstanding, 225,967 shares reserved for issuance under unvested PSUs outstanding if 200% of the applicable performance target is achieved, 9,484,759 and 9,048,906 shares, respectively, issued for stock option exercises, RSU settlement, and restricted stock grants, and 7,521,095 and 8,230,500 shares, respectively, available for grant under the 2018 Plan.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Stock Options
Following are the assumptions used in the Black-Scholes valuation model for options granted during the periods shown below:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Risk-free interest rate	4.5%	N/A	4.3%	4.1%
Average expected term (years)	7.0	N/A	7.0	7.0
Expected volatility	55.3%	N/A	55.3%	55.3%
Dividend yield	N/A	N/A	N/A	N/A
Option grants in the six months ended June 29, 2024 and July 1, 2023 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period, subject to continued employment through the vesting date.
The following table summarizes the Company’s stock option activity during the six months ended June 29, 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2023	4,477,120	$23.04	5.4	$12,915
Granted	1,004,095	$9.52	—	$—
Exercised	(1,579)	$3.00	—	$9
Canceled/Forfeited	(79,619)	$38.42	—	$—
Outstanding at June 29, 2024	5,400,017	$20.31	5.8	$8,824
Vested and exercisable at June 29, 2024	3,416,965	$23.23	3.8	$8,824
Vested and expected to vest at June 29, 2024	4,702,662	$21.70	5.2	$8,824
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
In the three months ended June 29, 2024 and July 1, 2023, the Company recorded in aggregate $1.8 million and $2.8 million, respectively, of share-based compensation expense related to options. In the six months ended June 29, 2024 and July 1, 2023, the Company recorded in aggregate $3.7 million and $6.8 million, respectively, of share-based compensation expense related to options. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of June 29, 2024, there was $12.9 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over a weighted average period of 1.2 years.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Restricted Stock Units
RSU grants to employees in the six months ended June 29, 2024 and July 1, 2023 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award, subject to continued employment through the vesting date. Some of the RSU grants to continuing employees in the six months ended June 29, 2024 and July 1, 2023 vest 50% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining four quarters of the award, subject to continued employment through the vesting date. Some of the RSU grants to continuing employees in the six months ended July 1, 2023 vest quarterly over four quarters, subject to continued employment through the vesting date.
Annual RSU grants to directors on the Company’s Board of Directors (the “Board”) in the six months ended June 29, 2024 and July 1, 2023 vest monthly over a one-year period subject to continued service through the vesting date. RSU grants to new directors on the Board in the six months ended June 29, 2024 and July 1, 2023 vest monthly over a three-year period subject to continued service through the vesting date. RSU grants to non-employee consultants and ambassadors in the six months ended June 29, 2024 and July 1, 2023 vest on varying dates, subject to continued service through the vesting date.
The following table summarizes the Company’s RSU activity during the six months ended June 29, 2024:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2023	1,411,310	$19.60
Granted	1,633,668	$9.20
Vested(1)	(426,747)	$19.85
Canceled/Forfeited	(90,923)	$18.27
Unvested at June 29, 2024	2,527,308	$12.94
________
(1) Includes 58,072 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2018 Plan.
In the three months ended June 29, 2024 and July 1, 2023, the Company recorded $3.4 million and $4.9 million, respectively, of share-based compensation expense related to RSUs. In the six months ended June 29, 2024 and July 1, 2023, the Company recorded $7.4 million and $10.5 million, respectively, of share-based compensation expense related to RSUs. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of June 29, 2024, there was $19.9 million in unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted average period of 1.3 years.
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

	Number of Units	Grant Date Fair Value Per Unit	Performance Period
Tranche 1	80,307	$13.49	January 1, 2024 - December 31, 2024
Tranche 2	74,714	$14.50	January 1, 2024 - December 31, 2025
Tranche 3	70,946	$15.27	January 1, 2024 - December 31, 2026
The following table summarizes the Company’s PSU activity during the six months ended June 29, 2024:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at January 1, 2024	—	$—
Granted	225,967	$14.38
Vested	—	$—
Canceled/Forfeited	—	$—
Unvested at June 29, 2024	225,967	$14.38
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
In the three months ended June 29, 2024 and July 1, 2023, the Company recorded in aggregate $0.7 million and $0, respectively, of share-based compensation expense related to PSUs. The share-based compensation expense is included in SG&A expenses in the Company’s condensed consolidated statements of operations. Prior to December 31, 2023, the Company had no share-based compensation expense related to PSUs.
As of June 29, 2024, there was $2.5 million in unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted average vesting period of 1.6 years.
Employee Stock Purchase Plan
As of June 29, 2024, the maximum aggregate number of shares that may be issued under the 2018 Employee Stock Purchase Plan (“ESPP”) was 3,484,845 shares of common stock, including an increase of 536,130 shares effective January 1, 2024 under the terms of the ESPP. The ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the ESPP.

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
Concurrent with the Company’s execution of the Campus Lease, as a security deposit, the Company delivered to the Landlord a letter of credit in the amount of $12.5 million which amount will decrease to: (i) $6.3 million on the fifth (5th) anniversary of the Rent Commencement Date (as defined in the Campus Lease); (ii) $3.1 million on the eighth (8th) anniversary of the Rent Commencement Date; and (iii) $0 in the event the Company receives certain credit ratings; provided the Company is not then in default of its obligations under the Campus Lease. The letter of credit is secured by a $12.6 million deposit included in the Company’s condensed consolidated balance sheets as “Restricted cash, non-current” as of June 29, 2024 and December 31, 2023.
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
China Investment and Lease Agreement
On September 22, 2020, the Company and its subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd. (“BYND JX”), entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX has agreed to make certain investments in the JXEDZ in two phases of development, and the Company has agreed to guarantee certain repayment obligations of BYND JX under such agreement. In the three and six months ended June 29, 2024, BYND JX received $0 and $0.5 million, respectively, in subsidies from the JXEDZ Finance Bureau. No such subsidies were received in the three and six months ended July 1, 2023.
During Phase 1, the Company agreed to invest $10.0 million as the registered capital of BYND JX in the JXEDZ through intercompany investment in BYND JX and BYND JX agreed to lease a facility in the JXEDZ for a minimum of two years. In connection with such agreement, BYND JX entered into a factory leasing contract with a JXEDZ company, pursuant to which BYND JX agreed to lease and renovate a facility in the JXEDZ and lease it for a minimum of two years. In the year ended December 31, 2022, the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

lease was amended to extend the term for an additional five years without rent escalation. In the fourth quarter of 2021, BYND JX leased an approximately 12,000 square foot facility in Shanghai, China, for a period of eight years, which is used as a local research and development facility to support the local manufacturing operations. As of June 29, 2024, the Company had invested $22.0 million as the registered capital of BYND JX and advanced $20.0 million to BYND JX.
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
The Planet Partnership
On January 25, 2021, the Company entered into the Planet Partnership, LLC (“TPP”), a joint venture with PepsiCo, Inc. (“PepsiCo”) to develop, produce and market innovative snack and beverage products made from plant-based protein. In the three months ended June 29, 2024 and July 1, 2023, the Company recognized its share of the net losses in TPP in the amount of $30,000 and $0.5 million, respectively. In the six months ended June 29, 2024 and July 1, 2023, the Company recognized its share of the net losses in TPP in the amount of $23,000 and $3.7 million, respectively. As of June 29, 2024 and December 31, 2023, the Company had contributed its share of the investment in TPP in the amount of $27.6 million. See Note 12.
In 2023, as part of its review of its global operations (the “Global Operations Review”), the Company made the decision to discontinue the Beyond Meat Jerky product line.
Purchase Commitments
On July 1, 2023, the Company and Roquette Frères entered into a second amendment (the “Second Amendment”) to the Company’s existing pea protein supply agreement dated January 10, 2020, as amended by the first amendment dated August 3, 2022 (the “First Amendment”). Pursuant to the Second Amendment, the terms of the agreement and existing purchase commitments set forth in the First Amendment were revised and extended through December 31, 2025. Pursuant to the Second Amendment, the purchase commitment was revised such that the Company has committed to purchase pea protein inventory totaling $5.4 million in the remainder of 2024 and $17.1 million in 2025.
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
Litigation
In connection with the matters described below, the Company has accrued for loss contingencies where it believes that losses are probable and estimable. No loss contingency is recorded for matters where such losses are either not probable or reasonably estimable (or both). Although it is reasonably possible that actual losses could be in excess of the Company’s accrual, the Company is unable to estimate a reasonably possible loss or range of loss in excess of its accrual, due to various reasons, including, among others, that: (i) the proceedings are in early stages or no claims have been asserted; (ii)

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

specific damages have not been sought in all of these matters; (iii) damages, if asserted, are considered unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals, motions or settlements; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. It is not possible to predict the ultimate outcome of all pending legal proceedings, and some of the matters discussed below seek or may seek potentially large and/or indeterminate amounts. Any such loss or excess loss could have a material effect on the Company’s results of operations or cash flows or on the Company’s financial condition.
In addition to the matters described below, the Company is involved in various other legal proceedings, claims and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of such other matters that are pending or asserted will have a material effect on its financial statements.
Aliments BVeggie, Inc.
In November 2023, Aliments BVeggie, Inc. (“BVeggie”) filed and served legal proceedings against the Company before the Superior Court of Quebec’s District of Montreal. BVeggie alleges, among other things that: (i) in 2019, the Company and BVeggie entered into a co-manufacturing agreement, by which BVeggie would produce and deliver products for the benefit of the Company, in exchange for a tolling fee to be paid per pound of product produced and delivered to the Company; (ii) the Company would have made false and misleading statements regarding the volume of purchase orders it would provide BVeggie; (iii) BVeggie invested significant sums to adapt its facilities for the intended production; (iv) the Company fell short of its undertakings and promises; and (v) in March 2023, the Company illegally terminated the business relationship. BVeggie intends to claim damages in the total amount of 129,841,920 CAD, in compensation for its investments, lost profits and the repairs needed to be made to its facility post-termination of the business relationship and removal of the Company’s equipment. The case is at a preliminary stage. The Company intends to vigorously defend against these claims. On December 7, 2023, the Company filed a motion for declinatory exception to stay the proceedings pending before the Superior Court of Quebec, district of Montreal, and refer the dispute to arbitration in California. A hearing on the motion for declinatory exception occurred on April 25, 2024. By judgment dated May 9, 2024, the Superior Court of Quebec granted the motion for declinatory exception filed by the Company and declared that the courts sitting in Los Angeles County, in the State of California, are in a better position to decide the dispute. BVeggie appealed the court’s decision on June 7, 2024, and the Company filed a cross-appeal on June 18, 2024. The appeals are expected to be heard by the end of 2025. The litigation in Quebec is currently suspended pending the outcome of the appeals.
Saskatchewan Healthcare Employees’ Pension Plan v. Beyond Meat, Inc. et al.
On May 11, 2023, a class action complaint was filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California, captioned Retail Wholesale Department Store Union Local 338 Retirement Fund v. Beyond Meat, Inc., et al., Case No. 2:23-cv-03602. On July 26, 2023, the Court granted Saskatchewan Healthcare Employees’ Pension Plan’s motion to be appointed lead plaintiff and for its counsel to be appointed lead counsel. On August 9, 2023, the case was re-captioned as Saskatchewan Healthcare Employees’ Pension Plan v. Beyond Meat, Inc., et al., Case No. 2:23-cv-03602 (“SHEPP Action”). On October 9, 2023, the plaintiffs filed a consolidated class action complaint. The complaint alleges, among other things, that the Company and the individual defendants made false and misleading statements or omissions regarding the Company’s ability to manufacture its products at scale and to its partners’ specifications. The complaint seeks an order certifying the class; awarding compensatory damages, interest, costs, expenses, attorneys’ and expert fees; and granting other unspecified equitable or injunctive relief. The complaint alleges causes of action under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on behalf of a putative class of investors who purchased the Company’s

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

common stock between May 5, 2020 and October 13, 2022, inclusive. On December 8, 2023, the Company and the individual defendants filed a motion to dismiss the consolidated class action complaint. The parties completed briefing on the motion to dismiss in March 2024. On April 22, 2024, the court heard oral arguments on the defendants’ motion to dismiss. A decision has not been rendered. The Company intends to vigorously defend against these claims.
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
On March 3, 2023, the MDL court held the initial status conference. The MDL court granted plaintiffs’ motion to appoint interim class counsel. On May 3, 2023, plaintiffs filed an amended consolidated complaint. The Company’s motion to dismiss was filed on June 5, 2023, and plaintiffs filed a brief in opposition on July 5, 2023. The Company’s reply in support of the motion to dismiss was filed on July 21, 2023.
On February 22, 2024, the MDL court issued an order granting in part and denying in part the Company’s motion to dismiss. On March 5, 2024, the parties filed a joint status report noting they had agreed to engage in mediation. On April 24, 2024, the parties engaged in mediation before the Honorable Wayne R. Andersen (Ret.) but did not reach agreement. Negotiations continued and the parties entered into a confidential binding settlement term sheet on May 6, 2024. On July 8, 2024, the parties entered into a class action settlement agreement, pursuant to which the Company has agreed to contribute $7.5 million to a settlement fund in full satisfaction of all settlement costs and attorneys’ fees. Plaintiffs filed a motion for preliminary approval of the settlement on August 5, 2024, and a hearing on the motion is set for August 14, 2024.
Since the settlement is subject to preliminary and final court approval, the timing of payments is uncertain; however, the Company anticipates paying $250,000 in 2024, with the remainder, $7.25 million, anticipated to be paid in 2025. The Company has recorded $7.5 million in SG&A expenses in its condensed consolidated statement of operations in the six months ended June 29, 2024, which is included in “Accrued litigation settlement costs” in the Company’s condensed consolidated balance sheet as of June 29, 2024.
The active lawsuits, each of which was consolidated and transferred to the MDL and is subject to the class action settlement agreement, are:
•Roberts v. Beyond Meat, Inc., No. 1:22-cv-02861 (N.D. Ill.) (filed May 31, 2022)
•Cascio v. Beyond Meat, Inc., No. 1:22-cv-04018 (E.D.N.Y.) (filed July 8, 2022)
•Miller v. Beyond Meat, Inc., No. 1:22-cv-06336 (S.D.N.Y.) (filed July 26, 2022)
•Garcia v. Beyond Meat, Inc., No. 4:22-cv-00297 (S.D. Iowa.) (filed September 9, 2022)
•Borovoy v. Beyond Meat, Inc., No. 1:22-cv-06302 (N.D. Ill.) (filed September 30, 2022 in DuPage Co., Ill.; removed on Nov. 10, 2022)
•Zakinov v Beyond Meat, Inc., No. 4:23-cv-00144 (S.D. Tex.) (filed January 13, 2023)
If the class action settlement agreement is not approved by the MDL court, the Company is prepared to vigorously defend against all remaining claims asserted in the complaints.

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
On February 1, 2023, the French trade association submitted updated pleadings to the Commercial Court. The association maintains its position that the Company is misleading the consumer, and additionally alleges that it is engaging in unlawful comparative advertising of its products with respect to meat and meat products. The relief sought is unchanged. On May 24, 2023, the Company submitted its defense, strongly disputing these claims. In September 2023, the Company submitted a request to stay proceedings in the commercial litigation proceedings, pending the decision of the Court of Justice of the European Union (“CJEU”) in the administrative litigation case against the French Decree prohibiting meat names. On September 27, 2023, Interbev obtained an extension to submit a response to the Company. On October 25, 2023, Interbev submitted its response opposing the Company’s request to stay proceedings and asking that the written procedure of the case be closed. The Company responded on November 22, 2023, and Interbev submitted an additional reply on January 16, 2024. On March 20, 2024, the Commercial Court held a hearing on the decision to stay proceedings, and on April 25, 2024, the Commercial Court decided that the case should proceed. To that end, the Commercial Court set the date for an oral hearing on September 4, 2024. On July 11, 2024, Interbev submitted its last written brief before the hearing. The Company expects to file its brief in response in August 2024. A first instance decision is expected later this year.
On April 21, 2023, Interbev filed two actions before the European Union Intellectual Property Office (the “EUIPO”) to cancel the Company’s EU trademark registration for the Caped Steer logo. Interbev is seeking cancellation of the trademark, alleging that the trademark is invalid because it allegedly misleads the public about the nature and characteristics of the products offered under the mark. Interbev is also seeking cancellation on the basis of allegedly misleading use. On July 7, 2023, the Company submitted its responses to these actions, strongly disputing these claims and defending its use and registration of the Caped Steer logo. Interbev’s response regarding misleading use of the mark was filed on September 14, 2023, and the Company responded on November 17, 2023. Interbev’s response regarding the invalidity of the mark was filed and served on the Company in November 2023, and the Company responded on January 12, 2024. On May 7, 2024, the Company was served with the EUIPO’s first instance decision regarding the invalidity of the mark. The EUIPO held the mark to be invalid insofar as the registration covered specifically meat or dairy substitute goods. The EUIPO held the trademark to be valid insofar as the registration is for other plant, cereal, vegetable, fruit or nut-based goods. The Company filed a formal appeal of the first instance decision on July 5, 2024 and intends to file its substantive grounds of appeal in September 2024.
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
In this context, on March 1, 2024, the CJEU requested the French High Administrative Court to provide its view on the impact of the adoption of the New Decree on the litigation against the Contested Decree, and whether it should be declared moot or it should be allowed to proceed. On March 14, 2024, the French High Administrative Court responded to the CJEU's request for information asking it to rule in the current proceedings. On April 15, 2024, the CJEU decided that the litigation against the Contested Decree would proceed, and that an oral hearing was not necessary. The next step in the proceedings is the publication of the opinion of the Advocate General (the advisor to the judges), which is expected on September 5, 2024. Following the opinion, which is not binding on the court, the CJEU will issue its ruling. The Company expects the ruling of the CJEU approximately three to five months after the Advocate General’s opinion.
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
Note 10. Income Taxes
In the three months ended June 29, 2024 and July 1, 2023, the Company recorded $34,000 in income tax benefit and $5,000 in income tax expense, respectively, in its condensed consolidated statements of operations. In the six months ended June 29, 2024 and July 1, 2023, the Company recorded $32,000 in income tax benefit and $5,000 in income tax expense, respectively, in its condensed consolidated statements of operations.
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
As of June 29, 2024, the Company did not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with respect to net operating loss and credit carryforwards.
Note 11. Net Loss Per Share Available to Common Stockholders
The Company calculates basic and diluted net loss per share available to common stockholders in conformity with the provisions of ASC 260 “Earnings Per Share.” Pursuant to ASU 2020-06, the Company applies the if-converted method to its Notes. See Note 2.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Numerator:
Net loss available to common stockholders	$(34,479)	$(53,505)	$(88,840)	$(112,542)
Net loss available to common stockholders—basic	(34,479)	(53,505)	(88,840)	(112,542)
Denominator:
Weighted average common shares outstanding—basic	64,901,584	64,246,048	64,797,245	64,119,258
Dilutive effect of shares issuable under stock options	—	—	—	—
Dilutive effect of RSUs	—	—	—	—
Dilutive effect of PSUs	—	—	—	—
Dilutive effect of Notes, if converted(1)	—	—	—	—
Weighted average common shares outstanding—diluted	64,901,584	64,246,048	64,797,245	64,119,258
Net loss per share available to common stockholders—basic and diluted	$(0.53)	$(0.83)	$(1.37)	$(1.76)
__________
(1) As the Company recorded a net loss in the three and six months ended June 29, 2024 and July 1, 2023, inclusion of shares from the conversion premium or spread would be anti-dilutive. The Company had $1.2 billion in Notes outstanding as of June 29, 2024 and July 1, 2023.
The following shares of common stock equivalents were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Options to purchase common stock	5,400,017	4,532,389	5,400,017	4,532,389
RSUs	2,527,308	1,467,289	2,527,308	1,467,289
PSUs	225,967	—	225,967	—
Total	8,153,292	5,999,678	8,153,292	5,999,678
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
Net revenues earned from TPP included in U.S. retail channel net revenues were $0 in the three months ended June 29, 2024 and July 1, 2023. Net revenues earned from TPP included in U.S. retail channel net revenues were $0 and $5.3 million, including the recognition of a $2.0 million non-refundable up-front fee, for the six months ended June 29, 2024 and July 1, 2023, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors,” of our 2023 10-K and Part II, Item 1A, “Risk Factors” and “Note Regarding Forward-Looking Statements” included elsewhere in this report and those discussed in other documents we file from time to time with the SEC. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this quarterly report and our audited consolidated financial statements and related notes included in our 2023 10-K. Our historical results are not necessarily indicative of the results to be expected for any future periods and our operating results for the three and six months ended June 29, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or for any other interim period or for any other future year or period.
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
We sell a range of plant-based meat products across our three core platforms of beef, pork and poultry. As of June 2024, Beyond Meat branded products were available at approximately 130,000 retail and foodservice outlets in more than 60 countries worldwide, across mainstream grocery, mass merchandiser, club store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools. The number of retail and foodservice outlets where Beyond Meat branded products are available was derived from rolling 52-week data as of June 2024 and excludes retail outlets unique to Beyond Meat Jerky. In 2023, as part of our Global Operations Review, we made the decision to discontinue the Beyond Meat Jerky product line.
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
To further reduce operating expenses, in November 2023, we initiated our Global Operations Review, which involves narrowing our commercial focus to certain growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. These efforts have to date included, and may in the future include, the exit or discontinuation of select product lines such as Beyond Meat Jerky; changes to our pricing architecture within certain channels including the recent price increases of certain of our products in our U.S. retail and foodservice channels; accelerated, cash-accretive inventory reduction initiatives; further optimization of our manufacturing capacity and real estate footprint; and the review of our operations in China. As a result of this review, on November 1, 2023, our board of directors approved a plan to reduce our workforce by approximately 65 employees, representing approximately 19% of our global non-production workforce (or approximately 8% of our total global workforce). We may not be able to fully realize the cost savings and benefits initially anticipated from our cost reduction initiatives and Global Operations Review, and the realized costs may be greater than expected.
In recent periods, our net revenues, gross profit, gross margin, earnings and cash flows have been adversely impacted by the following, each of which may continue to impact our business and financial condition in the future:
•unfavorable changes in our product sales mix, including the launch of new products, which may carry lower margin profiles relative to existing products, increased sales generally carrying a lower selling price per pound as a percentage of our total sales to strategic QSR customers, and changing demand for our core products;
•continued weak demand and its resultant impact on our sales due to slower category growth, particularly for refrigerated plant-based meat;
•unfavorable changes in consumers’ perceptions about the health attributes of plant-based meats and increased competitive activity;
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
•negative impacts on capacity utilization as a result of lower than anticipated revenues, which have in the past and could in the future give rise to increased costs per unit, underutilization fees, termination fees and other costs to exit certain supply chain arrangements and product lines, and/or the write-down or write-off of certain equipment and other fixed assets, driving less leverage on fixed costs and delaying the speed at which cost savings initiatives positively impact our financial results;
•changes in forecasted demand, including for our core products—namely Beyond Burger, Beyond Beef, and Beyond Sausage—and others;
•our discontinuation of Beyond Meat Jerky;
•managing inventory levels, including sales to liquidation channels at lower prices, write-down or write-off of obsolete inventory, or increase in inventory provision;
•changes in our pricing strategy, including actions intended to improve our price competitiveness relative to competing products or to improve profitability, such as the recent price increases of certain of our products in our U.S. retail and foodservice channels;
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
We generate net revenues primarily from sales of our products to our customers across mainstream grocery, mass merchandiser, club store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools, mainly in the United States, the EU and Canada. Following our Global Operations Review, in recent periods, as part of our effort to reduce excess or obsolete inventory and generate incremental cash, we have also generated net revenues from sales of ingredients.

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
(1)Net revenues associated with Beyond Meat Jerky sold to the Planet Partnership, LLC (“TPP”) in the three months ended June 29, 2024 and July 1, 2023 were $0. Net revenues associated with Beyond Meat Jerky sold to TPP in the six months ended June 29, 2024 and July 1, 2023 were $0 and $5.3 million, respectively. In 2023, as part of our Global Operations Review, we made the decision to discontinue the Beyond Meat Jerky product line.

The following factors and trends in our business have driven net revenue generation in prior periods and are expected to be key drivers of net revenue generation over time, subject to the challenges discussed above:
•increased penetration across our retail channel, including mainstream grocery, mass merchandiser, club store and natural retailer channels, and our foodservice channel, including increased desire by colleges and schools, foodservice establishments, including large Full Service Restaurant and/or global QSR customers, to add plant-based products to their menus and to highlight and retain these offerings;
•the strength and breadth of our partnerships with global QSR restaurants and retail and foodservice customers;
•the success of our pivot to focus on sustainable long-term growth, including focusing on near-term retail and foodservice growth drivers while supporting key strategic long-term partners and opportunities, and intensifying focus on channels and geographies that are exhibiting revenue growth;
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
•our continued innovation and product commercialization, including the introduction of new products and improvement of existing products, such as our Beyond IV generation of products, that appeal to a broad range of consumers, specifically those who typically eat animal-based meat;
•enhanced marketing efforts and the success thereof, as we continue to build our brand, use our portfolio and marketing to directly counter misinformation about our products and the plant-based meat category, amplify our value proposition around taste, health and planet, serve as a best-in-class partner to both retail and foodservice customers to support product development and category management, and drive consumer adoption of our products;
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
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. At the end of each accounting period, we recognize a contra asset to “Accounts receivable” for estimated sales discounts that have been incurred but not paid which totaled $6.3 million and $6.9 million as of June 29, 2024 and December 31, 2023, respectively. We continue to face increasing competition across all channels, and we expect that trend to continue, especially if consumers continue to trade down among proteins in the context of significant inflationary pressure. Moving forward we expect to continue to invest in promotional discounting to address the current consumer trend with more targeted key selling period activations that we expect will allow us to scale back overall trade spending and continue to build brand awareness and increase consumer trials of our products.
In addition, because we do not have any purchase commitments from our distributors or customers, the amount of net revenues we recognize has varied and will vary in the future, from period to period, depending on the volume, timing and channels through which our products are sold, and the impact of customer orders ahead of holidays, causing variability in our results. Similarly, the timing of retail shelf resets are not within our control, and to the extent that retail customers change the timing of such events, variability of our results may also increase. Lower customer orders ahead of holidays, shifts in customer shelf reset activity and changes in order patterns of one or more of our large retail customers could cause a significant fluctuation in our quarterly results and could have a disproportionate effect on our results of operations for the entire fiscal year.
Our financial performance also depends on our operational effectiveness and ability to fulfill orders in full and on time. Disruptions in our supply chain could affect customer demand, resulting in orders that may not materialize due to delayed deliveries and subsequent lost sales that we may not be able to recover in full, or at all.
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
Seasonality
Generally, we expect to experience greater demand for certain of our products during the U.S. summer grilling season. In 2024, 2023 and 2022, U.S. retail channel net revenues during the second quarter were 21%, 10% and 16% higher than the first quarter, respectively. While we expected to continue to see additional seasonality effects in 2023, as compared to 2022, we saw more muted effects from seasonality in the third and fourth quarters of 2023 as compared to the prior-year periods and the second quarter of 2023, primarily reflecting weak category demand and pricing actions. In general, any historical effects of seasonality have been more pronounced within our U.S. retail channel, with revenue contribution from this channel generally tending to be greater in the second and third quarters of the year, driven by increased levels of grilling activity, higher levels of purchasing by customers ahead of holidays, the impact of customer shelf reset activity and the timing of product restocking by our retail customers. In an environment of heightened uncertainty from recessionary and inflationary pressures, prolonged weakness in the plant-based meat category, competition and other factors impacting our business, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.

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
Subject to recessionary and inflationary pressures, prolonged weakness in the plant-based meat category, competition and other factors impacting our business, which are discussed above, we continue to expect that long-term gross profit and gross margin improvements will be delivered primarily through:
•implementation of lean value streams across our beef, pork and poultry platforms;
•reviewing and adjusting our pricing architecture within certain channels including the recent price increases of certain of our products in our U.S. retail and foodservice channels;
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
Gross margin improvement may, however, continue to be negatively impacted by reduced capacity utilization if demand for our products continues to decline, investments in our production infrastructure across the U.S., EU and China in advance of anticipated demand, which may not materialize within the expected timeframe, investment in production personnel, partnerships and product pipeline, aggressive pricing strategies and increased discounting, increases in inventory provision, write-down or write-off of obsolete inventory and potentially increased sales to liquidation channels at lower prices, changes in our product and customer sales mix, expansion into new geographies and markets where cost and pricing structures may differ from our existing markets, and underutilization fees, termination fees and other costs to exit certain supply chain arrangements and product lines. Gross margin improvement may also be negatively impacted by the impact of inflation, and increasing labor costs, materials costs and transportation costs.
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
Results of Operations
The following table sets forth selected items in our condensed consolidated statements of operations for the respective periods presented (unaudited):

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net revenues	$93,185	$102,149	$168,788	$194,385
Cost of goods sold	79,468	99,876	151,403	185,927
Gross profit	13,717	2,273	17,385	8,458
Research and development expenses	5,485	8,773	15,345	21,205
Selling, general and administrative expenses	42,163	47,455	89,445	99,355
Restructuring expenses	—	(201)	—	(627)
Total operating expenses	47,648	56,027	104,790	119,933
Loss from operations	$(33,931)	$(53,754)	$(87,405)	$(111,475)
The following table presents selected items in our condensed consolidated statements of operations as a percentage of net revenues for the respective periods presented (unaudited):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.3	97.8	89.7	95.6
Gross profit	14.7%	2.2%	10.3%	4.4%
Research and development expenses	5.9	8.6	9.1	10.9
Selling, general and administrative expenses	45.2	46.5	53.0	51.1
Restructuring expenses	—	(0.2)	—	(0.3)
Total operating expenses	51.1%	54.9%	62.1%	61.7%
Loss from operations	(36.4)%	(52.7)%	(51.8)%	(57.3)%

Three and Six Months Ended June 29, 2024 Compared to Three and Six Months Ended July 1, 2023 (unaudited)
Net Revenues
The following table presents our net revenues by channel in the three months ended June 29, 2024 as compared to the prior-year period:

	Three Months Ended		Change
(in thousands)	June 29, 2024	July 1, 2023	Amount	%
U.S.:
Retail	$44,869	$48,490	$(3,621)	(7.5)%
Foodservice	10,350	12,764	(2,414)	(18.9)%
U.S. net revenues	55,219	61,254	(6,035)	(9.9)%
International:
Retail	17,585	19,995	(2,410)	(12.1)%
Foodservice	20,381	20,900	(519)	(2.5)%
International net revenues	37,966	40,895	(2,929)	(7.2)%
Net revenues	$93,185	$102,149	$(8,964)	(8.8)%
Net revenues in the three months ended June 29, 2024 decreased $9.0 million, or 8.8%, as compared to the prior-year period, primarily driven by a 14.0% decrease in volume of products sold, primarily reflecting weak category demand, partially offset by a 6.1% increase in net revenue per pound. The increase in net revenue per pound was primarily driven by lower trade discounts, price increases of certain of our products in our U.S. retail and foodservice channels and, to a lesser extent, changes in product sales mix, partially offset by unfavorable changes in foreign currency exchange rates.
Net revenues from U.S. retail sales in the three months ended June 29, 2024 decreased $3.6 million, or 7.5%, as compared to the prior-year period, primarily due to a 23.2% decrease in volume of products sold, primarily reflecting weak category demand and the lapping of substantial promotional sales to a club channel customer in the year-ago period, partially offset by a 20.5% increase in net revenue per pound, primarily driven by lower trade discounts, changes in product sales mix and price increases of certain of our products. U.S. retail channel net revenues in the three months ended June 29, 2024 included $0.8 million in ingredient sales. By product, the decrease in U.S. retail channel net revenues was primarily due to decreased sales of Beyond Burger, Beyond Beef, Beyond Breakfast Sausage and chicken products including Beyond Chicken Tenders, Beyond Chicken Nuggets and Beyond Popcorn Chicken, partially offset by increased sales of Beyond Steak and higher ingredient sales. Beyond Meat branded products were available at approximately 29,000 U.S. retail outlets as of June 2024.
Net revenues from U.S. foodservice sales in the three months ended June 29, 2024 decreased $2.4 million, or 18.9%, as compared to the prior-year period, primarily due to a 20.0% decrease in volume of products sold, primarily reflecting weak category demand and, to a lesser extent, distribution losses, partially offset by a 1.4% increase in net revenue per pound, primarily driven by price increases of certain of our products and changes in product sales mix, partially offset by increased trade discounts. By product, the decrease in U.S. foodservice channel net revenues was primarily due to decreased sales of Beyond Burger and Beyond Beef, partially offset by increased sales of chicken products including Beyond Chicken Tenders, Beyond Chicken Nuggets and Beyond Popcorn Chicken. Beyond Meat branded products were available at approximately 39,000 U.S. foodservice outlets as of June 2024.
Net revenues from international retail sales in the three months ended June 29, 2024 decreased $2.4 million, or 12.1%, as compared to the prior-year period, primarily due to a 6.9% decrease in net revenue per pound and a 5.5% decrease in volume of products sold, primarily reflecting reduced sales of chicken products in the EU and, to a lesser extent, demand softness in certain geographic regions. The decrease in net revenue per pound was primarily due to unfavorable changes in foreign currency exchange rates, increased trade discounts and pricing changes, partially offset by changes in product sales mix. By product, the decrease in international retail channel net revenues was primarily due to decreased sales of chicken products including Beyond Chicken Tenders and decreased sales of Beyond Beef. Beyond Meat branded products were available at approximately 37,000 international retail outlets as of June 2024.
Net revenues from international foodservice sales in the three months ended June 29, 2024 decreased $0.5 million, or 2.5%, as compared to the prior-year period, primarily due to a 1.4% decrease in volume of products sold and a 0.9% decrease in net revenue per pound. The decrease in net revenue per pound was primarily due to unfavorable changes in foreign currency exchange rates and changes in product sales mix, partially offset by lower trade discounts and pricing changes. By product, the decrease in international foodservice channel net revenues was primarily due to decreased sales of Beyond Beef Crumbles. Beyond Meat branded products were available at approximately 25,000 international foodservice outlets as of June 2024.
The following table presents our net revenues by channel in the six months ended June 29, 2024 as compared to the prior-year period:

	Six Months Ended		Change
(in thousands)	June 29, 2024	July 1, 2023	Amount	%
U.S.:
Retail	$81,957	$92,649	$(10,692)	(11.5)%
Foodservice	22,654	27,439	(4,785)	(17.4)%
U.S. net revenues	104,611	120,088	(15,477)	(12.9)%
International:
Retail	30,163	34,284	(4,121)	(12.0)%
Foodservice	34,014	40,013	(5,999)	(15.0)%
International net revenues	64,177	74,297	(10,120)	(13.6)%
Net revenues	$168,788	$194,385	$(25,597)	(13.2)%
Net revenues in the six months ended June 29, 2024 decreased $25.6 million, or 13.2%, as compared to the prior-year period, primarily driven by a 15.0% decrease in volume of products sold, partially offset by a 2.0% increase in net revenue per pound. The decrease in volume of products sold primarily reflected weak category demand and reduced sales of Beyond Meat Jerky which has been discontinued. Net revenues from sales of Beyond Meat Jerky to TPP were $0 in the six months ended June 29, 2024, as compared to $5.3 million in the prior-year period, including the recognition of a $2.0 million non-refundable up-front fee in the six months ended July 1, 2023. The increase in net revenue per pound was primarily driven by price increases of certain of our products in our U.S. retail and foodservice channels, lower trade discounts and changes in product sales mix, partially offset by unfavorable changes in foreign currency exchange rates.
Net revenues from U.S. retail sales in the six months ended June 29, 2024 decreased $10.7 million, or 11.5%, as compared to the prior-year period, primarily due to a 17.5% decrease in volume of products sold, partially offset by a 7.1% increase in net revenue per pound. The decrease in volume of products sold primarily reflected weak category demand and reduced sales of Beyond Meat Jerky which has been discontinued, and lapping of substantial promotional sales to a club channel customer in the prior-year period. The increase in net revenue per pound was primarily driven by lower trade discounts, price increases of certain of our products and changes in product sales mix. U.S. retail channel net revenues in the six months ended June 29, 2024 included $2.4 million in ingredient sales. By product, the decrease in U.S. retail channel net revenues was primarily due to decreased sales of Beyond Burger, Beyond Meat Jerky, Beyond Beef, chicken products, including Beyond Chicken Tenders, Beyond Chicken Nuggets and Beyond Popcorn Chicken, Beyond Sausage, Beyond Meatballs and Beyond Breakfast Sausage, partially offset by increased sales of Beyond

Steak and higher ingredient sales. Net revenues from sales of Beyond Meat Jerky to TPP were $0 in the six months ended June 29, 2024, as compared to $5.3 million for the six months ended July 1, 2023, including the recognition of a $2.0 million non-refundable up-front fee.
Net revenues from U.S. foodservice sales in the six months ended June 29, 2024 decreased $4.8 million, or 17.4%, as compared to the prior-year period, primarily driven by a 20.4% decrease in volume of products sold, primarily reflecting weak category demand and, to a lesser extent, distribution losses, partially offset by a 3.8% increase in net revenue per pound, primarily driven by changes in product sales mix and price increases of certain of our products, partially offset by higher trade discounts. By product, the decrease in U.S. foodservice channel net revenues was primarily due to decreased sales of Beyond Burger and Beyond Beef.
Net revenues from international retail sales in the six months ended June 29, 2024 decreased $4.1 million, or 12.0%, as compared to the prior-year period, primarily driven by an 8.7% decrease in volume of products sold, primarily reflecting reduced sales of chicken products in the EU and softer demand for certain products in Canada, and a 3.7% decrease in net revenue per pound. The decrease in net revenue per pound was primarily due to unfavorable changes in foreign currency exchange rates, higher trade discounts and reduced pricing of certain products, partially offset by changes in product sales mix. By product, the decrease in international retail channel net revenues was primarily due to decreased sales of chicken products, Beyond Beef and Beyond Sausage, partially offset by increased sales of Beyond Steak.
Net revenues from international foodservice sales in the six months ended June 29, 2024 decreased $6.0 million, or 15.0%, as compared to the prior-year period, primarily due to a 12.7% decrease in volume of products sold, primarily reflecting weak category demand, and a 2.6% decrease in net revenue per pound, primarily due to higher trade discounts and unfavorable changes in foreign currency exchange rates, partially offset by pricing changes. By product, the decrease in international foodservice channel net revenues was primarily due to decreased sales of Beyond Burger, chicken products and Beyond Beef Crumbles.
The following table presents consolidated volume of our products sold in pounds for the periods presented:

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	June 29, 2024	July 1, 2023	Amount	%	June 29, 2024	July 1, 2023	Amount	%
U.S.:
Retail	8,099	10,550	(2,451)	(23.2)%	15,569	18,865	(3,296)	(17.5)%
Foodservice	1,768	2,211	(443)	(20.0)%	3,790	4,762	(972)	(20.4)%
International:
Retail	3,926	4,156	(230)	(5.5)%	6,840	7,493	(653)	(8.7)%
Foodservice	5,912	5,998	(86)	(1.4)%	10,075	11,547	(1,472)	(12.7)%
Volume of products sold	19,705	22,915	(3,210)	(14.0)%	36,274	42,667	(6,393)	(15.0)%
Cost of Goods Sold

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	June 29, 2024	July 1, 2023	Amount	%	June 29, 2024	July 1, 2023	Amount	%
Cost of goods sold	$79,468	$99,876	$(20,408)	(20.4)%	$151,403	$185,927	$(34,524)	(18.6)%
Cost of goods sold decreased $20.4 million, or 20.4%, to $79.5 million, in the three months ended June 29, 2024 as compared to the prior-year period. As a percentage of net revenues, cost of goods sold decreased to 85.3% of net revenues in the three months ended June 29, 2024, from 97.8% of net revenues in the prior-year period. The decrease in cost of goods sold was primarily due to lower volume of products sold, and, to a lesser extent, decreased cost per pound. On a per pound basis, cost of goods sold decreased primarily due to lower inventory provision, lower manufacturing costs including depreciation, and lower logistics costs, partially offset by higher materials costs.
Cost of goods sold decreased $34.5 million, or 18.6%, to $151.4 million, in the six months ended June 29, 2024 as compared to the prior-year period. As a percentage of net revenues, cost of goods sold decreased to 89.7% of net revenues in the six months ended June 29, 2024 from 95.6% of net revenues in the prior-year period primarily due to lower volume of products sold, and, to a lesser extent, decreased cost per pound. On a per pound basis, cost of goods sold decreased primarily due to lower inventory provision and lower logistics costs, partially offset by higher materials costs.
Gross Profit and Gross Margin

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	June 29, 2024	July 1, 2023	Amount	%	June 29, 2024	July 1, 2023	Amount	%
Gross profit	$13,717	$2,273	$11,444	503.5%	$17,385	$8,458	$8,927	105.5%
Gross margin	14.7%	2.2%	1,250 bps	N/A	10.3%	4.4%	590 bps	N/A
Gross profit in the three months ended June 29, 2024 was $13.7 million as compared to $2.3 million in the prior-year period, an increase of $11.4 million, or 503.5%. Gross margin in the three months ended June 29, 2024 increased to 14.7% from 2.2% in the prior-year period. Gross profit and gross margin in the three months ended June 29, 2024 as compared to the prior-year period were positively impacted by lower cost of goods sold per pound and higher net revenue per pound, partially offset by decreased volume of products sold.
Gross profit in the six months ended June 29, 2024 was $17.4 million as compared to $8.5 million in the prior-year period, an increase of $8.9 million, or 105.5%. Gross margin in the six months ended June 29, 2024 increased to 10.3% from 4.4% in the prior-year period. Gross profit and gross margin in the six months ended June 29, 2024 as compared to the prior-year period were positively impacted by lower cost of goods sold per pound and higher net revenue per pound.
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
Research and Development Expenses

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	June 29, 2024	July 1, 2023	Amount	%	June 29, 2024	July 1, 2023	Amount	%
Research and development expenses	$5,485	$8,773	$(3,288)	(37.5)%	$15,345	$21,205	$(5,860)	(27.6)%
Research and development expenses decreased $3.3 million, or 37.5%, in the three months ended June 29, 2024, as compared to the prior-year period. Research and development expenses decreased to 5.9% of net revenues in the three months ended June 29, 2024 from 8.6% of net revenues in the prior-year period. The decrease in research and development expenses was primarily due to lower expenses from in-sourcing trial production work, lower salaries and related expenses resulting from the reduction in headcount implemented in 2023, and lower scale-up expenses compared to the prior-year period.
Research and development expenses decreased $5.9 million, or 27.6%, in the six months ended June 29, 2024, as compared to the prior-year period. Research and development expenses decreased to 9.1% of net revenues in the six months ended June 29, 2024 from 10.9% of net revenues in the prior-year period. The decrease in research and development expenses was primarily due to lower expenses from in-sourcing trial production work, lower salaries and related expenses resulting from the reduction in headcount and lower scale-up expenses compared to the prior-year period.
SG&A Expenses

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	June 29, 2024	July 1, 2023	Amount	%	June 29, 2024	July 1, 2023	Amount	%
Selling, general and administrative expenses	$42,163	$47,455	$(5,292)	(11.2)%	$89,445	$99,355	$(9,910)	(10.0)%
SG&A expenses decreased $5.3 million, or 11.2%, to $42.2 million, or 45.2% of net revenues in the three months ended June 29, 2024, from $47.5 million, or 46.5% of net revenues in the prior-year period. The decrease in SG&A expenses was primarily due to $2.1 million in lower product donation expenses, $1.8 million in lower share-based compensation expense, $1.3 million in lower advertising expenses, $0.9 million in lower outbound freight expenses, and $0.6 million in lower salaries and related expenses, partially offset by $0.7 million in higher supply chain expenses and $0.5 million in higher commissions.
SG&A expenses decreased $9.9 million, or 10.0%, to $89.4 million, or 53.0% of net revenues in the six months ended June 29, 2024, from $99.4 million, or 51.1% of net revenues in the prior-year period. The decrease in SG&A expenses was primarily due to $5.6 million in lower share-based compensation expense, $4.8 million in lower advertising expenses, $3.4 million in lower loss on sale of fixed assets, $3.3 million in lower salaries and related expenses, $3.2 million in lower product donation expenses and $2.1 million in lower outbound freight expenses, partially offset by $1.9 million in higher supply chain expenses, $1.7 million in higher consulting and professional services expenses, and $0.6 million in higher commissions. SG&A expenses in the six months ended June 29, 2024 included $7.5 million related to a class action settlement agreement, which is subject to preliminary and final court approval, in connection with the settlement of certain consumer class action lawsuits that originated in 2022.
Loss from Operations
Loss from operations in the three months ended June 29, 2024 was $33.9 million compared to $53.8 million in the prior-year period. The decrease in loss from operations was primarily driven by higher gross profit and the reduction in operating expenses.
Loss from operations in the six months ended June 29, 2024 was $87.4 million compared to $111.5 million in the prior-year period. The decrease in loss from operations was primarily driven by higher gross profit and the reduction in operating expenses. Loss from operations in the six months ended June 29, 2024 was negatively impacted by $7.5 million in SG&A expenses related to a class action settlement agreement, which is subject to preliminary and final court approval, in connection with the settlement of certain consumer class action lawsuits that originated in 2022.
Total Other (Expense) Income, Net
Total other (expense) income, net, in the three months ended June 29, 2024 of $(0.6) million consisted primarily of $(1.2) million in realized and unrealized foreign currency transaction losses due to unfavorable changes in foreign currency exchange rates of the Euro and the Chinese Yuan and $(1.0) million in interest expense from the amortization of convertible debt issuance costs, partially offset by $1.7 million in interest income. Total other (expense) income, net, in the three months ended July 1, 2023 of $0.8 million consisted primarily of $2.9 million in interest income, partially offset by $(1.0) million in realized and unrealized foreign currency transaction losses due to unfavorable changes in foreign currency exchange rates of the Euro and the Chinese Yuan and $(1.0) million in interest expense from the amortization of convertible debt issuance costs.
Total other (expense) income, net, in the six months ended June 29, 2024 of $(1.4) million consisted primarily of $(3.5) million in realized and unrealized foreign currency transaction losses due to unfavorable changes in foreign exchange rates of the Euro and Chinese Yuan and $(2.0) million in interest expense from the amortization of convertible debt issuance costs, partially offset by $3.7 million in interest income and $0.5 million in subsidies received from the Jiaxing Economic Development Zone Finance Bureau related to our investment in our subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd. Total other (expense) income, net, in the six months ended July 1, 2023 of $2.7 million consisted primarily of $5.7 million in interest income, partially offset by $(2.0) million in interest expense from the amortization of convertible debt issuance costs and $(0.7) million in realized and unrealized foreign currency transaction losses due to unfavorable changes in foreign currency exchange rates of the Euro and Chinese Yuan.
Net Loss
Net loss in the three months ended June 29, 2024 was $34.5 million, as compared to $53.5 million in the prior-year period. Net loss per common share in the three months ended June 29, 2024 was $0.53, as compared to $0.83 in the prior-year period. The decrease in net loss was primarily driven by higher gross profit, lower operating expenses and a $0.5 million reduction in losses related to TPP, partially offset by the reduction in Total other (expense) income, net.
Net loss was $88.8 million in the six months ended June 29, 2024, as compared to $112.5 million in the prior-year period. Net loss per common share in the six months ended June 29, 2024 was $1.37, as compared to $1.76 in the prior-year period. The decrease in net loss was primarily due to higher gross profit, lower operating expenses and a $3.7 million reduction in losses related to TPP, partially offset by a reduction in Total other (expense) income, net. Net loss in the six months ended June 29, 2024 was negatively impacted by $7.5 million in SG&A expenses related to a class action settlement agreement, which is subject to preliminary and final court approval, in connection with the settlement of certain consumer class action lawsuits that originated in 2022.
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

The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net loss, as reported (unaudited):

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net loss, as reported	$(34,479)	$(53,505)	$(88,840)	$(112,542)
Income tax (benefit) expense	(34)	5	(32)	5
Interest expense	1,029	989	2,044	1,978
Depreciation and amortization expense	5,213	5,879	12,182	11,928
Restructuring expenses(1)	—	(201)	—	(627)
Share-based compensation expense	5,773	7,748	11,848	17,313
Accrued litigation settlement costs	—	—	7,500	—
Other, net(2)(3)	(477)	(1,746)	(600)	(4,654)
Adjusted EBITDA	$(22,975)	$(40,831)	$(55,898)	$(86,599)

Net loss as a % of net revenues	(37.0)%	(52.4)%	(52.6)%	(57.9)%
Adjusted EBITDA as a % of net revenues	(24.7)%	(40.0)%	(33.1)%	(44.6)%
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

(2)
Includes $1.2 million and $1.0 million in net foreign currency transaction losses in the three months ended June 29, 2024 and July 1, 2023, respectively. Includes $3.5 million and $0.7 million in net foreign currency transaction losses in the six months ended June 29, 2024 and July 1, 2023, respectively.

(3)
Includes $1.7 million and $2.9 million in interest income in the three months ended June 29, 2024 and July 1, 2023, respectively, and $3.7 million and $5.7 million in interest income in the six months ended June 29, 2024 and July 1, 2023, respectively.

Liquidity and Capital Resources
ATM Program
In May 2023, we filed an automatic shelf registration statement on Form S-3 (the “2023 Shelf Registration Statement”) with the SEC registering an indeterminate amount of our common stock, preferred stock, debt securities, warrants, purchase contracts and units (collectively, “Company securities”). On March 18, 2024, we filed an updated shelf registration statement on Form S-3 (the “2024 Shelf Registration Statement”), which the SEC declared effective on April 12, 2024 and which replaced the 2023 Shelf Registration Statement. The 2024 Shelf Registration Statement allows us to sell, from time to time and at our discretion, Company securities having an aggregate offering price of up to $250.0 million including up to $200.0 million in shares of common stock that may be sold pursuant to our equity distribution agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”), as sales agent, under an “at the market” offering program (the “ATM Program”).
Pursuant to the Equity Distribution Agreement, we may offer and sell common stock having an aggregate offering price of up to $200.0 million from time to time to or through Goldman Sachs, as the sales agent, subject to our compliance with applicable laws and the applicable requirements of the Equity Distribution Agreement. The Equity Distribution Agreement also requires us to pay Goldman Sachs a commission equal to 3.25% of the aggregate gross proceeds of any shares sold through Goldman Sachs pursuant to the Equity Distribution Agreement. We intend to use the net proceeds, if any, from sales of common stock issued under the ATM Program for general corporate and working capital purposes. The timing of any sales and the number of shares sold, if any, will depend on a variety of factors to be determined and considered by us. We are not obligated to sell any shares under the Equity Distribution Agreement. As of June 29, 2024, no sales had been made under the Equity Distribution Agreement and the ATM Program’s full capacity remained available.
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
Liquidity
Liquidity Outlook
In the remainder of 2024, our cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part I, Item 1A, “Risk Factors,” of our 2023 10-K and Part II, Item 1A, “Risk Factors” and “Note Regarding Forward-Looking Statements” included elsewhere in this report. In addition, inflation, high interest rates in certain geographic regions, overall economic conditions, concerns about the likelihood of a recession and hostilities in Eastern Europe and the Middle East, among other factors, have led to increased disruption and volatility in capital markets and credit markets generally, which could adversely affect our ability to access capital resources in the future and potentially harm our liquidity outlook.
Our current business plan is to continue to reduce operating expenses and utilize inventory management to reduce working capital. To further reduce operating expenses, in November 2023, we initiated our Global Operations Review, which involves narrowing our commercial focus to certain growth opportunities and accelerating activities that prioritize gross margin expansion and cash generation. These efforts have to date included, and may in the future include, the discontinuation of select product lines such as Beyond Meat Jerky; changes to our pricing architecture within certain channels including the recent price increases of certain of our products in our U.S. retail and foodservice channels; accelerated, cash-accretive inventory reduction initiatives; further optimization of our manufacturing capacity and real estate footprint; and the review of our operations in China.

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
Our future capital requirements may vary materially from those currently planned and will depend on many factors including, among others, demand in the plant-based meat category and for our products; our rate of revenue generation; the results of our Global Operations Review and the successful implementation of our ongoing cost-reduction initiatives; timing to adjust our supply chain and cost structure in response to material fluctuations in product demand; the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; our investment in and build out of our Campus Headquarters, including the timing and success of subleasing, assigning or otherwise transferring any excess space we may have at our Campus Headquarters; the success of, and expenses associated with, our marketing initiatives; our investment in manufacturing and facilities to optimize our manufacturing and production capacity, including underutilization fees, termination fees and exit costs; our investments in real property and joint ventures; the costs required to fund domestic and international operations and growth; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us, including the class actions brought against us or the derivative actions brought against certain of our current and former directors and officers; the expenses needed to attract and retain skilled personnel; variations in product selling prices and costs, the timing and success of changes to our pricing architecture within certain channels including the recent price increases of certain of our products in our U.S. retail and foodservice channels, and the mix of products sold; the level of trade and promotional spending to support our products appropriately; the expenses associated with our sales force; our management of accounts receivable, inventory, accounts payable and other working capital accounts; the impact of foreign currency exchange fluctuations on our cash balances; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
Our operating environment continues to be affected by uncertainty related to macroeconomic issues, including ongoing, further weakened demand in the plant-based meat category, high inflation, higher interest rates, and concerns about the likelihood of a recession, among other things, all of which have had and could continue to have unforeseen impacts on our actual realized results, including our liquidity outlook. Although in the third quarter of 2023 we met our previously stated target of achieving cash flow positive operations within the second half of 2023, this outcome included the benefit of certain transitory factors which abated and, as such, we did not sustain free cash flow positive operations in the fourth quarter of 2023 or in the first half of 2024. Our ability to make progress toward our goal of achieving sustained cash flow positive operations is dependent on a number of assumptions and uncertainties, including, without limitation, demand in the plant-based meat category and for our products; our ability to reduce costs and achieve positive gross margins; our ability to grow revenues and meet operating expense reduction targets, which may be subject to factors beyond our control; timing of capital expenditures; and our ability to monetize inventory and manage working capital.

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
In 2021, we issued a total of $1.15 billion in aggregate principal amount of Convertible Notes. See Note 6, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. On March 18, 2024, we filed the Shelf Registration Statement with the SEC, which the SEC declared effective on April 12, 2024, in connection with our ATM Program, discussed above. As of June 29, 2024, no sales had been made under the Equity Distribution Agreement and the ATM Program’s full capacity remained available.
As of June 29, 2024, we had $144.9 million in unrestricted cash and cash equivalents and $13.1 million in restricted cash, which was comprised of $12.6 million to secure the letter of credit to support the development and leasing of our Campus Headquarters and $0.5 million to secure a letter of credit associated with a third party contract manufacturer in Europe. In the three months ended June 29, 2024, the letter of credit associated with the third party contract manufacturer was renegotiated and reduced from $2.8 million at December 31, 2023 to $0.5 million at June 29, 2024.
We anticipate that we will seek to raise additional capital in 2024, which may include the issuance of debt or equity securities, including through our ATM Program, subject to our compliance with applicable laws and the applicable requirements of the Equity Distribution Agreement, or securities convertible into or exchangeable for our common stock.
Cash Flows
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated (unaudited):

	Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023
Cash (used in) provided by:
Operating activities	$(47,814)	$(88,336)
Investing activities	$1,169	$(8,073)
Financing activities	$(1,048)	$(300)

Net Cash Used in Operating Activities
In the six months ended June 29, 2024, we incurred a net loss of $88.8 million, which was the primary reason for net cash used in operating activities of $47.8 million. Net cash inflows from changes in our operating assets and liabilities were $7.6 million, primarily from a decrease in raw materials and packaging, and work in process inventories, an increase in accrued expenses and other current liabilities, and an increase in accounts payable, partially offset by an increase in accounts receivable, an increase in prepaid lease costs, non-current, an increase in prepaid expenses and other current assets, and a decrease in operating lease liabilities. Net loss in the six months ended June 29, 2024 included $33.4 million in non-cash expenses primarily comprised of depreciation and amortization expense, share-based compensation expense, non-cash lease expense, unrealized loss on foreign currency exchange transactions and amortization of debt issuance costs.
In the six months ended July 1, 2023, we incurred a net loss of $112.5 million, which was the primary reason for net cash used in operating activities of $88.3 million. Net cash outflows from changes in our operating assets and liabilities was $18.4 million, primarily due to payments of accounts payable, an increase in accounts receivable, an increase in prepaid expenses and other current assets, an increase in prepaid lease costs related to our Campus Headquarters and a decrease in operating lease liabilities, partially offset by a decrease in raw materials and packaging and finished goods inventory. Net loss in the six months ended July 1, 2023 included $42.6 million in non-cash expenses primarily comprised of share-based compensation expense, depreciation and amortization expense, loss on sales of fixed assets and equity in losses of TPP.
Depreciation and amortization expense was $12.2 million and $11.9 million in the six months ended June 29, 2024 and July 1, 2023, respectively.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by (used in) investing activities primarily relates to capital expenditures to support our investment in property, plant and equipment.
In the six months ended June 29, 2024, net cash provided by investing activities was $1.2 million and consisted of $3.2 million in proceeds from sales of certain fixed assets and $0.5 million in proceeds from the return of security deposits, partially offset by cash outflows for purchases of property, plant and equipment, primarily driven by investments in production equipment and facilities.
In the six months ended July 1, 2023, net cash used in investing activities was $8.1 million and consisted of cash outflows for purchases of property, plant and equipment, primarily driven by investments in production equipment and facilities, and $3.3 million in investment in TPP that was previously committed, partially offset by $2.3 million in proceeds from sales of certain fixed assets.
Net Cash Used in Financing Activities
In the six months ended June 29, 2024, net cash used in financing activities was $1.0 million, primarily from the $0.5 million in payments of minimum withholding taxes on net share settlement of equity awards and $0.5 million in payments under finance lease obligations.
In the six months ended July 1, 2023, net cash used in financing activities was $0.3 million, primarily from the $0.3 million in payments of minimum withholding taxes on net share settlement of equity awards and $0.1 million in payments under finance lease obligations, partially offset by $0.2 million in proceeds from stock option exercises.
Contractual Obligations and Commitments
There have been no significant changes during the six months ended June 29, 2024 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the 2023 10-K, other than the following:

Leases
In 2021, we entered into the Campus Lease with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), to house our Campus Headquarters. Although we are involved in the design of the tenant improvements of the Campus Headquarters, we do not have title or possession of the assets during construction. In addition, we do not have the ability to control the leased Campus Headquarters until each phase of the tenant improvements is complete. We contributed $3.2 million and $4.2 million in rent prepayments and payments towards the construction of the Campus Headquarters in the six months ended June 29, 2024 and the year ended December 31, 2023, respectively. The rent prepayments and payment towards construction costs are initially recorded in “Prepaid lease costs, non-current” in our condensed consolidated balance sheets and will ultimately be reclassified as a component of a right-of-use asset upon lease commencement for each phase of the lease. We began recognizing a right-of-use asset and lease liability for Phase1-A in our condensed consolidated balance sheet in the year ended December 31, 2022 and for Phase 1-B in our condensed consolidated balance sheet in the second quarter ended July 1, 2023. Aggregate payments towards base rent over the initial lease term associated with the remaining phases not yet delivered to us are approximately $79.4 million.
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
The letter of credit is secured by a $12.6 million deposit included in our condensed consolidated balance sheets as “Restricted cash, non-current” as of June 29, 2024 and December 31, 2023. See Note 3, Leases, and Note 9, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Given our intention to reduce our overall operating expenses and cash expenditures, on February 2, 2024, we terminated the agreement to purchase a property adjacent to our manufacturing facility in Enschede, the Netherlands (the “Enschede Property”) and the security deposit was returned to us and subsequently paid to the purchaser of the property to be applied towards the deposit and future lease payments. We entered into a lease agreement with the purchaser of the property to lease the approximately 114,000 square foot property for an initial period of five years with an option to renew for an additional five years at an annual rent of approximately €1.0 million.
On January 31, 2024, the lease on our Manhattan Beach Project Innovation Center expired.
Purchase Commitments
In 2022, we entered into a co-manufacturing agreement (“Agreement”) with a co-manufacturer to manufacture various products for us. The Agreement included a minimum order quantity commitment per month and an aggregate quantity over a five-year term. On November 21, 2023, we terminated the Agreement because the co-manufacturer failed to meet its obligations under the Agreement and recorded $4.4 million in termination-related charges. In March 2024, the co-manufacturer brought an action against us in a confidential arbitration proceeding. See Note 9, Commitments and Contingencies—Litigation—Arbitration with Former Co-Manufacturer, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
As of June 29, 2024, we had committed to purchase pea protein inventory totaling $22.5 million, with $5.4 million in the remainder of 2024 and $17.1 million in 2025. In addition, as of June 29, 2024, we had approximately $6.5 million in purchase order commitments for capital expenditures to purchase property, plant and equipment including machinery and equipment. Payments for these purchases will be due within twelve months.

Settlement of Consumer Class Actions Regarding Protein Claims
On May 6, 2024, we entered into a confidential binding settlement term sheet with respect to certain consumer class action lawsuits that originated in 2022. On July 8, 2024, the parties entered into a class action settlement agreement, pursuant to which we agreed to contribute $7.5 million to a settlement fund in full satisfaction of all settlement costs and attorneys’ fees, which is subject to preliminary and final court approval. See Note 9, Commitments and Contingencies—Litigation—Consumer Class Actions Regarding Protein Claims, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Since the settlement is subject to preliminary and final court approval, the timing of payments is uncertain; however, we anticipate paying $250,000 in 2024, with the remainder, $7.25 million, anticipated to be paid in 2025. We have recorded $7.5 million in SG&A expenses in our condensed consolidated statement of operations in the six months ended June 29, 2024, which is included in “Accrued litigation settlement costs” in our condensed consolidated balance sheet as of June 29, 2024.
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
There have been no material changes in our critical accounting policies during the six months ended June 29, 2024, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2023 10-K.
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
In the three and six month ended June 29, 2024, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $0.8 million and $1.6 million, respectively, or a decrease of approximately $0.8 million and $1.6 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials. As of June 29, 2024, we had a multi-year sales agreement with Roquette which expires in December 2025. See Note 9, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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

Our foreign currency exchange risk is primarily related to our intercompany balances denominated in various foreign currencies. We have exposure to the European Euro and the Chinese Yuan. Foreign currency translation gain (loss), net of tax, reported as cumulative translation adjustment through “Other comprehensive income (loss)” was $0.2 million and $(0.2) million in the three months ended June 29, 2024 and July 1, 2023, respectively. Net realized and unrealized foreign currency transaction losses included in “Other, net” were $1.2 million and $1.0 million in the three months ended June 29, 2024 and July 1, 2023, respectively.
Foreign currency translation gain (loss), net of tax, reported as cumulative translation adjustments through “Other comprehensive income (loss)” was $0.9 million and $(0.2) million in the six months ended June 29, 2024 and July 1, 2023, respectively. Net realized and unrealized foreign currency transaction losses included in “Other, net” were $3.5 million and $0.7 million in the six months ended June 29, 2024 and July 1, 2023, respectively.
Based on the intercompany balances as of June 29, 2024, an assumed 5% or 10% adverse change to foreign currency exchange rates would result in a loss of approximately $5.3 million and $10.6 million, respectively, recorded in “Other, net” in the three and six months ended June 29, 2024.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information
ITEM 1. LEGAL PROCEEDINGS.
We are subject to various legal proceedings and claims that arise in the ordinary course of our business. We establish an accrued liability for legal matters when those matters present loss contingencies that are both probable and estimable. For a description of our material pending legal proceedings, please see Note 9, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. Although the outcome of these and other claims cannot be predicted with certainty, other than the settlement of certain actions, management is not currently able to estimate the reasonable possible amount of loss or range of loss and does not believe that it is probable that the ultimate resolution of the current matters will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the final results of any current or future proceeding cannot be predicted with certainty, and until there is final resolution on any such matter that we may be required to accrue for, we may be exposed to loss in excess of the amount accrued. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
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
Risk Factors
Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital
If the build out of our Campus Headquarters is delayed or incurs cost overruns, does not operate in accordance with our expectations, or has occupancy rates that are lower than anticipated, our business or financial condition or results of operations may be adversely affected.
In 2021, we entered into a lease agreement for an initial term of 12 years to develop and house our Campus Headquarters. The Campus Headquarters is being built out by the Landlord, who delivered Phase 1-A of the Campus Headquarters to us in the third quarter of 2022 and Phase 1-B of the Campus Headquarters to us in the second quarter of 2023. We currently do not have firm timing on the delivery of the rest of the Campus Headquarters. If we cannot complete development of the Campus Headquarters for any reason or within the approved budget, or if there are significant cost overruns and/or delays in the development of the Campus Headquarters, our cash flows, financial condition, or results of operations could be materially and adversely affected. In addition, we may not be able to build out or occupy the rest of the Campus Headquarters and are considering subleasing, assigning or otherwise transferring the unoccupied part but may be unable to enter into such an agreement, which could have an adverse effect on our operating and financial results. An agreement to sublease, assign or otherwise transfer the unoccupied part of the Campus Headquarters would be subject to certain risks and uncertainties. For example, the agreement may not be completed on terms advantageous to us because the rental rate we receive under the agreement may not fully cover the rental rate we pay under the Campus Lease for the same space or our subtenants may fail to make lease payments, which may result in impairment charges for right-of-use assets and prepaid lease costs and could have a negative impact on our financial condition and results of operations.
In addition, if the Landlord has not received invoices and other required documentation relating to the build out of the Campus Headquarters by September 30, 2024, we may lose the ability to use the improvement allowance given under the Campus Lease to pay for such costs. Our inability to use the improvement allowance to build out the rest of the Campus Headquarters may limit us from further developing and occupying, or subleasing, assigning, or otherwise transferring the rest of the Campus Headquarters. Further, there could be unanticipated difficulties in initiating and maintaining operations at the Campus Headquarters, including, but not limited to, IT system interruptions, other infrastructure support problems or the Campus Headquarters may prove less conducive to our operations than currently anticipated. These risks could all result in operational inefficiencies or similar difficulties that could prove difficult or impossible to remedy and could have an adverse impact on our financial condition and results of operations.
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
As of June 29, 2024, we had cash and cash equivalents and restricted cash of $158.0 million.
Our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, including strategic collaborations. For example, on March 18, 2024, we filed the 2024 Shelf Registration Statement, which the SEC declared effective on April 12, 2024 and which replaced the 2023 Shelf Registration Statement. The 2024 Shelf Registration Statement allows us to sell, from time to time and at our discretion, Company securities having an aggregate offering price of up to $250.0 million including up to $200.0 million in shares of common stock that may be sold pursuant to the Equity Distribution Agreement under the ATM Program. Such financing and other potential financings may result in dilution to stockholders, reduction in the market price of our common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, the capital markets may experience extreme volatility and disruption, including high interest rates in certain geographic regions and higher borrowing costs, which could make it more difficult for us to raise capital. If we cannot access the capital markets upon favorable terms or at all, it may impact our ability to achieve our goals.
Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among others:
•demand in the plant-based meat category and for our products;
•our rate of revenue generation;
•the results of our review of our global operations and the successful implementation of our ongoing cost-reduction initiatives;
•timing to adjust our supply chain and cost structure in response to material fluctuations in product demand;
•the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets;

•our investment in and build out of our Campus Headquarters, including the timing and success of subleasing, assigning or otherwise transferring any excess space we may have at our Campus Headquarters;
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
•the timing and success of changes to our pricing architecture within certain channels including the recent price increases of certain of our products in our U.S. retail and foodservice channels, and the mix of products sold;
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
For example, in 2018, the state of Missouri passed a law prohibiting any person engaged in advertising, offering for sale, or sale of food products from misrepresenting a product as meat that is not derived from harvested production livestock or poultry. The state of Missouri Department of Agriculture has clarified its interpretation that products which include prominent disclosure that the product is “made from plants,” or comparable disclosure such as through the use of the phrase “plant-based,” are not misrepresented under the Missouri law. Additional states, including Arkansas, Georgia, Mississippi, Louisiana, Oklahoma, South Dakota, Texas and Wyoming, have subsequently passed similar laws, and legislation that would impose specific requirements on the naming of plant-based meat products has been introduced, but not enacted, in other states. The United States Congress considered (but did not pass) federal legislation, called the Real MEAT Act, that could require changes to our product labeling and marketing, including identifying products as “imitation” meat products, and that would give USDA certain oversight over the labeling of plant-based meat products. If similar bills gain traction and ultimately become law, we could be required to identify our products as “imitation” on our product labels. Further, the FDA has announced that it is developing guidance on naming plant-based meat alternatives that could impact our naming expectations. Canadian Food and Drug Regulations also provide requirements for “simulated meat” products, including requirements around composition and naming.
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
In this context, on March 1, 2024, the CJEU requested the French High Administrative Court to provide its view on the impact of the adoption of the New Decree on the litigation against the Contested Decree, and whether it should be declared moot or it should be allowed to proceed. On March 14, 2024, the French High Administrative Court responded to the CJEU's request for information asking it to rule in the current proceedings. On April 15, 2024, the CJEU decided that the litigation against the Contested Decree would proceed, and that an oral hearing was not necessary. The next step in the proceedings is the publication of the opinion of the Advocate General (the advisor to the judges), which is expected on September 5, 2024. Following the opinion, which is not binding on the court, the CJEU will issue its ruling. We expect the ruling of the CJEU approximately three to five months after the Advocate General’s opinion.
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
France has been the first EU member state to adopt such a law, but others are following. On December 16, 2023, an Italian law prohibiting names to indicate foodstuffs of animal origin to describe, market or promote foodstuffs containing vegetable proteins (“Italian Law”) entered into force. The Italian Law requires the Ministry of Agriculture to adopt a decree with the names that may not be used to describe plant-based products by February 16, 2024. However, on January 29, 2024, the European Commission issued a formal letter informing the Italian government that the Italian Law was adopted in violation of EU law, and is thus not applicable or enforceable. On February 28, 2024, the Italian Minister for Agriculture confirmed that the adoption of an implementing decree is currently suspended. We are not aware of any steps taken by the Italian government to adopt the implementing decree, nor have the authorities attempted to enforce the Italian Law.
Separately, on December 5, 2023, Poland published a draft decree banning the use of meaty names to designate plant-based products. We are not aware of any additional developments in the legislative process. In June 2024, a Polish association of breeders requested that the Ministry of Agriculture advance the decree and regulate the use of meaty names.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended June 29, 2024, none of our directors or executive officers of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	10-Q	6/12/2019	3.1
3.2	Amended and Restated Bylaws.	8-K	2/13/2024	3.1
4.1	Form of Common Stock Certificate.	S-1/A	3/27/2019	4.1
4.2	Description of Registrant’s Securities.	10-K	3/01/2023	4.3
4.3	Indenture, dated as of March 5, 2021, between Beyond Meat, Inc. and U.S. Bank National Association, as trustee.	8-K	3/05/2021	4.1
4.4	Form of certificate representing 0% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.1 to the Form 8-K filed on March 5, 2021).	8-K	3/05/2021	4.1
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2024 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders' Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

BEYOND MEAT, INC.

Date:	August 8, 2024	By:	/s/ Ethan Brown
Ethan Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2024	By:	/s/ Lubi Kutua
Lubi Kutua
Chief Financial Officer, Treasurer
(Principal Financial Officer)