Form 10-Q
period 2024-09-28
BEYOND MEAT, INC.
filed 2024-11-07
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                Yes  ☐   No  ☒
As of November 5, 2024, the registrant had 65,203,317 shares of common stock, $0.0001 par value per share, outstanding.

i

Note Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties concerning the business, products and financial results of Beyond Meat, Inc. (including its subsidiaries unless the context otherwise requires, “Beyond Meat,” “we,” “us,” “our” or the “Company”). We have based these forward-looking statements largely on our current opinions, expectations, beliefs, plans, objectives, assumptions and projections about future events and financial trends affecting the operating results and financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
•the sufficiency of our cash and cash equivalents to meet our liquidity needs, including estimates of our expenses, future revenues, capital expenditures, capital requirements and our ability to obtain additional equity or debt financing, including the terms of such financing (if at all), and to bolster and restructure our balance sheet;
•the availability of our ATM Program (as defined below);
•risks related to our significant debt, including our ability to repay our indebtedness, limitations on our cash flow from operations and our ability to satisfy our obligations under the convertible senior notes; our ability to refinance the convertible senior notes; our ability to raise the funds necessary to repurchase the convertible senior notes for cash, under certain circumstances, or to pay any cash amounts due upon conversion; the significant dilution to existing stockholders that will result if we exchange any portion of our outstanding Notes (as defined below) for equity; provisions in the indenture governing the convertible senior notes delaying or preventing an otherwise beneficial takeover of us; and any adverse impact on our reported financial condition and results from the accounting methods for the convertible senior notes;
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
•the timing and success of narrowing our commercial focus to certain anticipated growth opportunities; accelerating activities that prioritize gross margin expansion and cash generation, including as part of our review of our global operations initiated in November 2023 (“Global Operations Review”); changes to our pricing architecture within certain channels including price increases of certain of our products in our U.S. retail and foodservice channels; and accelerated, cash-accretive inventory reduction initiatives;
•our ability to successfully execute our Global Operations Review, including the exit or discontinuation of select product lines such as Beyond Meat Jerky; the impact of non-cash charges such as provision for excess and obsolete inventory and potential impairment charges, accelerated depreciation on write-offs and disposals of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; reductions in our workforce; and the continued review of our operations in China, which may include scaling back or discontinuing some or all of our operations in China;
•matters relating to our El Segundo Campus and Innovation Center (“Campus Headquarters”) including, without limitation, the ability to meet our obligations under our Campus Headquarters lease (“Campus Lease”), the timing of occupancy and completion of the build-out of our remaining space, any cost overruns or delays, the unavailability of the tenant improvement allowance to pay for the build-out of our remaining space, the impact of workforce reductions or other cost-reduction initiatives on our space demands, and the timing and success of subleasing, assigning or otherwise transferring excess space or negotiating a partial lease termination at our Campus Headquarters on terms advantageous to us or at all, including any potential impairment charges that may result;
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
•our inability to properly manage and ultimately sell our inventory in a timely manner, which has in the past and could in the future require us to sell our products through liquidation channels at lower prices, write-down or write-off obsolete inventory, or increase inventory provision;
•any future impairment charges, including due to any future changes in estimates, judgments or assumptions, failure to achieve forecasted operating results, weakness in the economic environment, changes in market conditions, declines in our market capitalization, failure to sublease, assign or otherwise transfer excess space or negotiate a partial lease termination at our Campus Headquarters on terms advantageous to us or at all, and our continued review of our operations in China, which may include scaling back or discontinuing some or all of our operations in China;
•our ability to accurately predict consumer taste preferences, trends and demand and successfully innovate, introduce and commercialize new products and improve existing products such as our Beyond IV platform and our Beyond Sun Sausage line, including in new geographic markets;
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
•the impact of inflation and higher interest rates across the economy and on consumer behavior, including higher food, grocery, raw materials, transportation, energy, labor and fuel costs;
•the impact of adverse and uncertain economic and political conditions in the U.S. and international markets, including concerns about the likelihood of an economic recession, downturn or periods of high inflation, and the 2024 U.S. presidential election;
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
•the impact of uncertainty as a result of doing business in China and Europe, including our continued review of our operations in China, which may include scaling back or discontinuing some or all of our operations in China;
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
•risks associated with underutilization of capacity which have in the past and could in the future give rise to increased costs per unit, underutilization fees, termination fees and other costs to exit certain supply chain arrangements and product lines, and/or the write-down or write-off of certain equipment and other fixed assets;
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
•variations in product selling prices and costs, the timing and success of changes to our pricing architecture within certain channels including the price increases of certain of our products in our U.S. retail and foodservice channels, and the mix of products sold;
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
v

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
This report also contains estimates and other statistical data obtained from independent parties and by us relating to market size and growth and other data about our industry and ultimate consumers. The number of retail and foodservice outlets where Beyond Meat branded products are available was derived from rolling 52- week data as of September 2024 and excludes retail outlets unique to Beyond Meat Jerky. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates and data. In 2023, as part of our Global Operations Review, we made the decision to discontinue the Beyond Meat Jerky product line.
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
“Beyond Meat,” “Beyond Burger,” “Beyond Beef,” “Beyond Sausage,” “Beyond Breakfast Sausage,” “Beyond Meatballs,” “Beyond Chicken,” “Beyond Popcorn Chicken,” “Beyond Steak,” “Beyond Sun Sausage,” the Caped Steer Logo and “Eat What You Love” are registered or pending trademarks of Beyond Meat, Inc. in the United States and, in some cases, in certain other countries. All other brand names or trademarks appearing in this report are the property of their respective holders. Solely for convenience, the trademarks and trade names contained herein are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	September 28, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$121,732	$190,505
Restricted cash, current	558	2,830
Accounts receivable, net	34,674	31,730
Inventory	125,158	130,336
Prepaid expenses and other current assets	13,016	12,904
Assets held for sale	2,275	4,539
Total current assets	$297,413	$372,844
Restricted cash, non-current	12,600	12,600
Property, plant, and equipment, net	188,115	194,046
Operating lease right-of-use assets	126,092	130,460
Prepaid lease costs, non-current	66,444	61,635
Other non-current assets, net	662	1,192
Investment in unconsolidated joint venture	1,612	1,673
Total assets	$692,938	$774,450
Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$59,633	$56,032
Accrued bonus	345	4,790
Current portion of operating lease liabilities	4,103	3,677
Accrued litigation settlement costs	7,250	—
Accrued expenses and other current liabilities	15,260	9,855
Total current liabilities	$86,591	$74,354
Long-term liabilities:
Convertible senior notes, net	$1,140,492	$1,137,542
Operating lease liabilities, net of current portion	74,506	75,648
Finance lease obligations and other long-term liabilities	3,273	274
Total long-term liabilities	$1,218,271	$1,213,464
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	September 28, 2024	December 31, 2023
Commitments and Contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	$—	$—
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 65,171,128 and 64,624,140 shares issued and outstanding at September 28, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	590,282	573,128
Accumulated deficit	(1,196,669)	(1,081,253)
Accumulated other comprehensive loss	(5,543)	(5,249)
Total stockholders’ deficit	$(611,924)	$(513,368)
Total liabilities and stockholders’ deficit	$692,938	$774,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net revenues	$81,006	$75,312	$249,794	$269,697
Cost of goods sold	66,698	82,566	218,101	268,493
Gross profit (loss)	14,308	(7,254)	31,693	1,204
Research and development expenses	6,133	9,118	21,478	30,323
Selling, general and administrative expenses	39,084	53,252	128,529	152,607
Restructuring expenses	—	(4)	—	(631)
Total operating expenses	45,217	62,366	150,007	182,299
Loss from operations	(30,909)	(69,620)	(118,314)	(181,095)
Other income (expense), net:
Interest expense	(1,028)	(989)	(3,072)	(2,967)
Other, net	5,405	243	6,005	4,897
Total other income (expense), net	4,377	(746)	2,933	1,930
Loss before taxes	(26,532)	(70,366)	(115,381)	(179,165)
Income tax expense (benefit)	6	—	(26)	5
Equity in losses of unconsolidated joint venture	38	126	61	3,864
Net loss	$(26,576)	$(70,492)	$(115,416)	$(183,034)
Net loss per share available to common stockholders—basic and diluted	$(0.41)	$(1.09)	$(1.78)	$(2.85)
Weighted average common shares outstanding—basic and diluted	65,060,729	64,398,448	64,880,008	64,210,809
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net loss	$(26,576)	$(70,492)	$(115,416)	$(183,034)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain, net of tax	(1,164)	261	(294)	106
Comprehensive loss, net of tax	$(27,740)	$(70,231)	$(115,710)	$(182,928)
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
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit (continued)
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2023	64,624,140	$6	$573,128	$(1,081,253)	$(5,249)	$(513,368)
Net loss	—	—	—	(54,361)	—	(54,361)
Issuance of common stock under equity incentive plans, net	228,702	—	(430)	—	—	(430)
Share-based compensation for equity classified awards	—	—	6,075	—	—	6,075
Foreign currency translation adjustment	—	—	—	—	673	673
Balance at March 30, 2024	64,852,842	$6	$578,773	$(1,135,614)	$(4,576)	$(561,411)
Net loss	—	—	—	(34,479)	—	(34,479)
Issuance of common stock under equity incentive plans, net	140,476	—	(105)	—	—	(105)
Share-based compensation for equity classified awards	—	—	5,773	—	—	5,773
Foreign currency translation adjustment	—	—	—	—	197	197
Balance at June 29, 2024	64,993,318	$6	$584,441	$(1,170,093)	$(4,379)	$(590,025)
Net loss	—	$—	$—	$(26,576)	$—	$(26,576)
Issuance of common stock under equity incentive plans, net	177,810	—	(64)	—	—	(64)
Share-based compensation for equity classified awards	—	—	5,905	—	—	5,905
Foreign currency translation adjustment	—	—	—	—	(1,164)	(1,164)
Balance at September 28, 2024	65,171,128	$6	$590,282	$(1,196,669)	$(5,543)	$(611,924)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash flows from operating activities:
Net loss	$(115,416)	$(183,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,464	17,707
Non-cash lease expense	6,198	5,997
Share-based compensation expense	17,753	23,791
Provision for doubtful accounts	232	—
Loss on sale of fixed assets	493	3,876
Amortization of debt issuance costs	2,951	2,951
Equity in losses of unconsolidated joint venture	61	3,864
Write-off of note receivable	—	3,795
Unrealized (gain) loss on foreign currency transactions	(1,118)	2,740
Net change in operating assets and liabilities:
Accounts receivable	(2,977)	(1,806)
Inventories	5,361	40,470
Prepaid expenses and other current assets	144	1,282
Accounts payable	(797)	8,335
Accrued expenses and other current liabilities	7,135	(2,752)
Prepaid lease costs, non-current	(4,933)	(3,254)
Operating lease liabilities	(2,412)	(3,244)
Net cash used in operating activities	$(69,861)	$(79,282)
Cash flows from investing activities:
Purchases of property, plant and equipment	$(4,540)	$(8,567)
Proceeds from sale of fixed assets	4,093	2,477
Payments for investment in joint venture	—	(3,250)
Return of security deposits	437	—
Net cash used in investing activities	$(10)	$(9,340)
Cash flows from financing activities:
Principal payments under finance lease obligations	$(683)	$(168)
Proceeds from exercise of stock options	18	171
Payments of minimum withholding taxes on net share settlement of equity awards	(617)	(391)
Net cash used in financing activities	$(1,282)	$(388)
Net decrease in cash, cash equivalents and restricted cash	$(71,153)	$(89,010)
Effect of exchange rate changes on cash	108	(704)
Cash, cash equivalents and restricted cash at the beginning of the period	205,935	322,548
Cash, cash equivalents and restricted cash at the end of the period	$134,890	$232,834
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Nine Months Ended
	September 28, 2024	September 30, 2023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Taxes	$16	$9
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$5,482	$2,038
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,755	$36,400
Reclassification of pre-paid lease costs to operating lease right-of-use assets	$123	$28,046
Non-cash additions to financing leases	$4,618	$—
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
As of September 28, 2024, approximately 84% of the Company’s assets were located in the United States.
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
Foreign Currency
Foreign currency translation (loss) gain, net of tax, reported as cumulative translation adjustment through “Other comprehensive (loss) income, net of tax” was $(1.2) million and $0.3 million in the three months ended September 28, 2024 and September 30, 2023, respectively. Net realized and unrealized foreign currency transaction gains (losses) included in “Other, net” were $4.1 million and $(2.5) million in the three months ended September 28, 2024 and September 30, 2023, respectively.
Foreign currency translation (loss) gain, net of tax, reported as cumulative translation adjustment through “Other comprehensive (loss) income, net of tax” was $(0.3) million and $0.1 million in the nine months ended September 28, 2024 and September 30, 2023, respectively. Net realized and unrealized foreign currency transaction gains (losses) included in “Other, net” were $0.6 million and $(3.3) million in the nine months ended September 28, 2024 and September 30, 2023, respectively.
Fair Value of Financial Instruments
The Company had no financial instruments measured at fair value on a recurring basis at September 28, 2024 and December 31, 2023.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 in the three and nine months ended September 28, 2024 and September 30, 2023.
Restricted Cash
Restricted cash includes cash held as collateral for stand-alone letter of credit agreements related to normal business transactions. The agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder. The Company had $13.2 million in restricted cash as of September 28, 2024, which was comprised of $12.6 million to secure the letter of credit delivered to the landlord as security for the performance of its obligations under the Campus Lease, recorded in “Restricted cash, non-current” (see Note 9), and $0.6 million to secure a letter of credit associated with a third party contract manufacturer in Europe, recorded in “Restricted cash, current” in the Company’s condensed consolidated balance sheet. In the nine months ended September 28, 2024, the letter of credit associated with the third party contract manufacturer was renegotiated and reduced from $2.8 million at December 31, 2023 to $0.6 million at September 28, 2024.
Revenue Recognition
At the end of each accounting period, the Company recognizes a contra asset to accounts receivable for estimated sales discounts that have been incurred but not paid which totaled $5.2 million and

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

$6.9 million as of September 28, 2024 and December 31, 2023, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.
Presentation of Net Revenues by Channel
The following table presents the Company’s net revenues by channel:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
U.S.:
Retail	$34,969	$30,518	$116,926	$123,167
Foodservice	14,478	12,535	37,132	39,974
U.S. net revenues	49,447	43,053	154,058	163,141
International:
Retail	16,565	14,153	46,728	48,437
Foodservice	14,994	18,106	49,008	58,119
International net revenues	31,559	32,259	95,736	106,556
Net revenues	$81,006	$75,312	$249,794	$269,697
Two distributors accounted for approximately 15% and 11%, respectively, of the Company’s gross revenues in the three months ended September 28, 2024; and one distributor accounted for approximately 12% of the Company’s gross revenues in the three months ended September 30, 2023. One distributor accounted for approximately 13% of the Company’s gross revenues in the nine months ended September 28, 2024; and one distributor accounted for approximately 12% of the Company’s gross revenues in the nine months ended September 30, 2023. No other customer or distributor accounted for more than 10% of the Company’s gross revenues in the three and nine months ended September 28, 2024 and September 30, 2023.
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
Prepaid Expenses
Prepaid expenses primarily include prepaid insurance and other prepaid vendor costs, which are expensed in the period to which they relate. Prepaid expenses are included under the caption “Prepaid expenses and other current assets” in the Company’s condensed consolidated balance sheets and were $6.4 million and $8.3 million as of September 28, 2024 and December 31, 2023, respectively.
Shipping and Handling Costs
The Company does not bill its distributors or customers shipping and handling fees. The Company’s products are predominantly shipped to its distributors or customers as “FOB Destination,” with control of the products transferred to the customer at the destination. In-bound shipping and handling costs incurred in manufacturing a product are included in inventory and reflected in cost of goods sold when the sale of

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

that product is recognized. Outbound shipping and handling costs are considered as fulfillment costs and are recorded in selling, general and administrative (“SG&A”) expenses. Outbound shipping and handling costs included in SG&A expenses in the three months ended September 28, 2024 and September 30, 2023 were $1.7 million and $2.8 million, respectively. Outbound shipping and handling costs included in SG&A expenses in the nine months ended September 28, 2024 and September 30, 2023 were $5.6 million and $8.8 million, respectively.
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
Recently Adopted Accounting Pronouncements
None.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 3. Leases
See Note 9.
Leases are classified as either finance leases or operating leases based on criteria in ASC 842 “Leases.” The Company has operating leases for its corporate offices, including the Campus Headquarters (as defined below), its manufacturing facilities, warehouses and vehicles, and, to a lesser extent, certain equipment and finance leases. Such leases generally have original lease terms between 2 years and 12 years, and often include one or more options to renew. Some leases also include early termination options, which can be exercised under specific conditions. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company does not have residual value guarantees or material restrictive covenants associated with its leases.
On January 14, 2021, the Company entered into a 12-year lease with two 5-year renewal options (“Campus Lease”) to house its corporate headquarters, lab and innovation space (“Campus Headquarters”) in El Segundo, California. Although the Company is involved in the design of the tenant improvements of the Campus Headquarters, the Company does not have title or possession of the assets during construction. In addition, the Company does not have the ability to control the leased Campus Headquarters until each phase of the tenant improvements is complete. The Company paid $4.9 million and $4.2 million in rent prepayments and payments towards construction costs of the Campus Headquarters in the nine months ended September 28, 2024 and the year ended December 31, 2023, respectively. The rent prepayments and payments towards construction costs are initially recorded in “Prepaid lease costs, non-current” in the Company’s condensed consolidated balance sheets and will ultimately be reclassified as a component of a right-of-use asset upon lease commencement for each phase of the lease.
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
On September 17, 2024, the Company entered into an amendment to the Campus Lease, which amendment: (i) revised the square footage of the premises, building and project to: (a) increase the Company’s base rent by approximately $851,000 over the initial lease term; (b) adjust the Company’s percentage share of direct expenses; and (c) increase the tenant improvement allowance to reflect a reduction in the scope of landlord’s work; (ii) specify which improvements must be removed by the Company from the premises if the premises are not occupied in their entirety throughout the initial lease term and first extension term; and (iii) address other ministerial matters concerning the Campus Lease. Costs associated with this amendment are included in operating lease costs related to research and development expenses and SG&A expenses and are reflected in the tables below.
The lease on the Company’s Manhattan Beach Project Innovation Center expired on January 31, 2024. Costs associated with this lease through its expiration date are included in operating lease costs related to research and development expenses and are reflected in the tables below.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Given the Company’s intention to reduce its overall operating expenses and cash expenditures, on February 2, 2024, the Company terminated the agreement to purchase a property in Enschede, the Netherlands (the “Enschede Property”) and the security deposit was returned to the Company, which was subsequently paid to the purchaser of the property to be applied towards the deposit and future lease payments. The Company entered into a lease agreement with the purchaser of the property to lease the approximately 114,000 square foot property for an initial period of five years with an option to renew for an additional five years at an annual rent of approximately €1.0 million. The lease is classified as a finance lease in the Company’s condensed consolidated balance sheet as of September 28, 2024. Costs associated with this lease are included in finance lease costs related to cost of goods sold and are reflected in the tables below.
Lease costs for operating and finance leases were as follows:

		Three Months Ended
(in thousands)	Statement of Operations Location	September 28, 2024	September 30, 2023
Operating lease cost:
Lease cost	Cost of goods sold	$424	$399
Lease cost	Research and development expenses	2,383	2,507
Lease cost	Selling, general and administrative expenses	612	820
Variable lease cost(1)	Cost of goods sold	65	54
Variable lease cost(1)	Research and development expenses	—	21
Variable lease cost(1)	Selling, general and administrative expenses	1,099	632
Operating lease cost		$4,583	$4,433
Short-term lease cost:
Short-term lease cost	Cost of goods sold	$23	$21
Short-term lease cost	Research and development expenses	26	37
Short-term lease cost	Selling, general and administrative expenses	144	51
Short-term lease cost		$193	$109
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$267	$49
Amortization of right-of use assets	Research and development expenses	4	4
Interest on lease liabilities	Interest expense	45	5
Variable lease cost(1)	Cost of goods sold	3	3
Finance lease cost		$319	$61
Total lease cost		$5,095	$4,603
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

		Nine Months Ended
(in thousands)	Statement of Operations Location	September 28, 2024	September 30, 2023
Operating lease cost:
Lease cost	Cost of goods sold	$1,246	$1,210
Lease cost	Research and development expenses	7,151	6,979
Lease cost	Selling, general and administrative expenses	1,890	1,937
Variable lease cost(1)	Cost of goods sold	181	177
Variable lease cost(1)	Research and development expenses	6	104
Variable lease cost(1)	Selling, general and administrative expenses	3,059	1,800
Operating lease cost		$13,533	$12,207
Short-term lease cost:
Short-term lease cost	Cost of goods sold	$67	$63
Short-term lease cost	Research and development expenses	80	121
Short-term lease cost	Selling, general and administrative expenses	252	148
Short-term lease cost		$399	$332
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$733	$154
Amortization of right-of use assets	Research and development expenses	11	11
Interest on lease liabilities	Interest expense	122	16
Variable lease cost(1)	Cost of goods sold	9	8
Variable lease cost(1)	Research and development expenses	1	—
Finance lease cost		$876	$189
Total lease cost		$14,808	$12,728
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental balance sheet information as of September 28, 2024 and December 31, 2023 related to leases are:

(in thousands)	Balance Sheet Location	September 28, 2024	December 31, 2023
Assets
Operating leases	Operating lease right-of-use assets	$126,092	$130,460
Finance leases, net	Property, plant and equipment, net	4,343	461
Total lease assets		$130,435	$130,921

Liabilities
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$4,103	3,677
Finance lease liabilities	Accrued expenses and other current liabilities	1,140	196
Long-term:
Operating lease liabilities	Operating lease liabilities, net of current portion	74,506	75,648
Finance lease liabilities	Finance lease obligations and other long-term liabilities	3,273	274
Total lease liabilities		$83,022	$79,795

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year, as of September 28, 2024:

	September 28, 2024
(in thousands)	Operating Leases	Finance Leases
Remainder of 2024	$2,210	$397
2025	8,653	1,201
2026	8,507	1,096
2027	8,330	1,064
2028	8,381	1,024
Thereafter	89,018	9
Total undiscounted future minimum lease payments	125,099	4,791
Less imputed interest	(46,490)	(378)
Total discounted future minimum lease payments	$78,609	$4,413
Weighted average remaining lease terms and weighted average discount rates were:

	September 28, 2024
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	13.4	4.2
Weighted average discount rate	6.9%	4.2%

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental cash flow information:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$2,160	$1,763	$6,491	$5,207
Operating lease right-of-use assets obtained in exchange for lease liabilities	366	—	$1,755	$36,400
Note 4. Inventories
Major classes of inventory were as follows:

(in thousands)	September 28, 2024	December 31, 2023
Raw materials and packaging	$52,783	$61,371
Work in process	26,090	37,329
Finished goods	46,285	31,636
Total	$125,158	$130,336
Note 5. Property, Plant and Equipment
The Company records property, plant and equipment at cost and includes finance lease assets in “Property, plant and equipment, net” in its condensed consolidated balance sheets. A summary of property, plant, and equipment as of September 28, 2024 and December 31, 2023 is as follows:

(in thousands)	September 28, 2024	December 31, 2023
Manufacturing equipment	$163,969	$165,028
Research and development equipment	20,690	19,594
Leasehold improvements	18,429	23,898
Building	23,112	22,813
Finance leases	5,477	1,086
Software	2,842	3,568
Furniture and fixtures	934	1,079
Vehicles	594	584
Land	5,491	5,478
Assets not yet placed in service	42,553	43,123
Total property, plant and equipment	$284,091	$286,251
Less: accumulated depreciation and amortization	95,976	92,205
Property, plant and equipment, net	$188,115	$194,046
Depreciation and amortization expense in the three months ended September 28, 2024 and September 30, 2023 was $5.3 million and $5.8 million, respectively. Of the total depreciation and amortization expense in the three months ended September 28, 2024 and September 30, 2023, $4.7 million and $5.1 million, respectively, were recorded in cost of goods sold, $0.5 million and $0.5 million, respectively, were recorded in research and development expenses, and $0.1 million and $0.2 million, respectively, were recorded in SG&A expenses in the Company’s condensed consolidated statements of operations.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Depreciation and amortization expense in the nine months ended September 28, 2024 and September 30, 2023 was $17.5 million and $17.7 million, respectively. Of the total depreciation and amortization expense in the nine months ended September 28, 2024 and September 30, 2023, $15.3 million and $15.7 million, respectively, were recorded in cost of goods sold, $1.5 million and $1.4 million, respectively, were recorded in research and development expenses, and $0.7 million and $0.6 million, respectively, were recorded in SG&A expenses in the Company’s condensed consolidated statements of operations.
The Company had $2.3 million and $4.5 million in property, plant and equipment concluded to meet the criteria for assets held for sale as of September 28, 2024 and December 31, 2023, respectively. The Company recorded $0.1 million in loss on sale of fixed assets in each of the three months ended September 28, 2024 and September 30, 2023, and recorded $0.5 million and $3.9 million in loss on sale of fixed assets in the nine months ended September 28, 2024 and September 30, 2023, respectively.
Note 6. Debt
The following is a summary of debt balances as of September 28, 2024 and December 31, 2023:

(in thousands)	September 28, 2024	December 31, 2023
0% Convertible senior notes	$1,150,000	$1,150,000
Debt issuance costs	(9,507)	(12,458)
Total debt outstanding	$1,140,493	$1,137,542
Less: current portion of long-term debt	—	—
Long-term debt	$1,140,493	$1,137,542
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
The total amount of debt issuance costs of $23.6 million was recorded as a reduction to “Convertible senior notes, net” in the Company’s condensed consolidated balance sheet and is being amortized as interest expense over the term of the Notes using the effective interest method. In each of the three months ended September 28, 2024 and September 30, 2023, the Company recognized $1.0 million in interest expense related to the amortization of the debt issuance costs related to the Notes. The effective interest rate in both of the three month periods ended September 28, 2024 and September 30, 2023 was 0.09%. In each of the nine months ended September 28, 2024 and September 30, 2023, the Company recognized $3.0 million in interest expense related to the amortization of the debt issuance costs related to the Notes. The effective interest rate in both of the nine month periods ended September 28, 2024 and September 30, 2023 was 0.26%.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following is a summary of the Company’s Notes as of September 28, 2024:

(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
0% Convertible senior notes due on March 15, 2027	$1,150,000	$9,507	$1,140,493	$184,000	Level 2
The Notes are carried at face value less the unamortized debt issuance costs on the Company’s condensed consolidated balance sheets. As of September 28, 2024, the estimated fair value of the Notes was approximately $184.0 million. The Notes are quoted on the Intercontinental Exchange and are classified as Level 2 financial instruments. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on September 23, 2024, the last day of the period when the notes were traded.
As of September 28, 2024, the remaining life of the Notes was approximately 2.5 years.
Note 7. Stockholders’ Deficit
As of September 28, 2024, the Company’s shares consisted of 500,000,000 authorized shares of common stock, par value $0.0001 per share, of which 65,171,128 shares of common stock were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
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
Common Stock
Common stock reserved for future issuance consisted of the following:

	September 28, 2024	December 31, 2023
Equity incentive compensation awards granted and outstanding	8,032,742	5,888,077
Shares available for grant under the 2018 Equity Incentive Plan(1)	7,462,253	8,230,500
Shares available for issuance under the Employee Stock Purchase Plan	3,484,845	2,948,715
Shares reserved for potential issuance under the Notes	8,234,230	8,234,230
Total common stock reserved for future issuance(1)(2)	27,214,070	25,301,522
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
Pursuant to the Equity Distribution Agreement, the Company may offer and sell common stock having an aggregate offering price of up to $200.0 million from time to time to or through Goldman Sachs, as the sales agent, subject to compliance with applicable laws and the applicable requirements of the Equity Distribution Agreement. The Equity Distribution Agreement also requires the Company to pay Goldman Sachs a commission equal to 3.25% of the aggregate gross proceeds of any shares sold through Goldman Sachs pursuant to the Equity Distribution Agreement. The Company intends to use the net proceeds, if any, from sales of common stock issued under the ATM Program for general corporate and working capital purposes. The timing of any sales and the number of shares sold, if any, will depend on a variety of factors to be determined and considered by the Company. The Company is not obligated to sell any shares under the Equity Distribution Agreement. As of September 28, 2024, no sales had been made under the Equity Distribution Agreement and the ATM Program’s full capacity remained available.
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
The following table summarizes the shares available for grant under the 2018 Plan:

Shares Available for Grant
Balance - December 31, 2023	8,230,500
Authorized	2,144,521
Granted(1)	(3,258,068)
Shares withheld to cover taxes	71,057
Forfeited	274,243
Balance - September 28, 2024	7,462,253
__________
(1) Includes 225,967 shares reserved for issuance pursuant to performance stock units if 200% of the applicable performance target is achieved.
As of September 28, 2024 and December 31, 2023, there were 5,406,662 and 4,477,120 shares, respectively, issuable under stock options outstanding, 2,400,113 and 1,411,310 shares, respectively, issuable under unvested RSUs outstanding, 225,967 and 0 shares, respectively, issuable under unvested

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

PSUs outstanding, 225,967 shares reserved for issuance under unvested PSUs outstanding if 200% of the applicable performance target is achieved, 9,677,136 and 9,048,906 shares, respectively, issued for stock option exercises, RSU settlement and restricted stock grants, and 7,462,253 and 8,230,500 shares, respectively, available for grant under the 2018 Plan.
Stock Options
Following are the assumptions used in the Black-Scholes valuation model for options granted during the periods shown below:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Risk-free interest rate	3.9%	N/A	4.3%	4.1%
Average expected term (years)	7.0	N/A	7.0	7.0
Expected volatility	55.3%	N/A	55.0%	55.3%
Dividend yield	N/A	N/A	N/A	N/A
Option grants in the nine months ended September 28, 2024 and September 30, 2023 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period, subject to continued employment through the vesting date.
The following table summarizes the Company’s stock option activity during the nine months ended September 28, 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2023	4,477,120	$23.04	5.4	$12,915
Granted	1,069,541	$9.33	—	$—
Exercised	(6,033)	$3.00	—	$23
Canceled/Forfeited	(133,966)	$31.89	—	$—
Outstanding at September 28, 2024	5,406,662	$20.13	5.6	$9,639
Vested and exercisable at September 28, 2024	3,482,392	$23.29	3.7	$9,544
Vested and expected to vest at September 28, 2024	4,818,333	$21.32	5.1	$9,591
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
In the three months ended September 28, 2024 and September 30, 2023, the Company recorded in aggregate $2.0 million and $2.1 million, respectively, of share-based compensation expense related to options. In the nine months ended September 28, 2024 and September 30, 2023, the Company recorded in aggregate $5.7 million and $9.0 million, respectively, of share-based compensation expense related to options. The share-based compensation expense is included in cost of goods sold, research and

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of September 28, 2024, there was $12.1 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over a weighted average period of 1.2 years.
Restricted Stock Units
RSU grants to employees in the nine months ended September 28, 2024 and September 30, 2023 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award, subject to continued employment through the vesting date. Some of the RSU grants to continuing employees in the nine months ended September 28, 2024 and September 30, 2023 vest 50% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining four quarters of the award, subject to continued employment through the vesting date. Some of the RSU grants to continuing employees in the nine months ended September 30, 2023 vest quarterly over four quarters, subject to continued employment through the vesting date.
Annual RSU grants to directors on the Company’s Board of Directors (the “Board”) in the nine months ended September 28, 2024 and September 30, 2023 vest monthly over a one-year period subject to continued service through the vesting date. RSU grants to new directors on the Board in the nine months ended September 28, 2024 and September 30, 2023 vest monthly over a three-year period subject to continued service through the vesting date. RSU grants to non-employee consultants and ambassadors in the nine months ended September 28, 2024 and September 30, 2023 vest on varying dates, subject to continued service through the vesting date.
The following table summarizes the Company’s RSU activity during the nine months ended September 28, 2024:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2023	1,411,310	$19.60
Granted	1,736,593	$9.03
Vested(1)	(614,738)	$18.72
Canceled/Forfeited	(133,052)	$15.95
Unvested at September 28, 2024	2,400,113	$12.44
________
(1) Includes 71,057 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2018 Plan.
In the three months ended September 28, 2024 and September 30, 2023, the Company recorded $3.4 million and $4.4 million, respectively, of share-based compensation expense related to RSUs. In the nine months ended September 28, 2024 and September 30, 2023, the Company recorded $10.7 million and $14.8 million, respectively, of share-based compensation expense related to RSUs. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of September 28, 2024, there was $19.3 million in unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted average period of 1.3 years.

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

	Number of Units	Grant Date Fair Value Per Unit	Performance Period
Tranche 1	80,307	$13.49	January 1, 2024 - December 31, 2024
Tranche 2	74,714	$14.50	January 1, 2024 - December 31, 2025
Tranche 3	70,946	$15.27	January 1, 2024 - December 31, 2026
The following table summarizes the Company’s PSU activity during the nine months ended September 28, 2024:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at January 1, 2024	—	$—
Granted	225,967	$14.38
Vested	—	$—
Canceled/Forfeited	—	$—
Unvested at September 28, 2024	225,967	$14.38
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
In the three and nine months ended September 28, 2024, the Company recorded $0.6 million and $1.3 million, respectively, of share-based compensation expense related to PSUs. The share-based compensation expense is included in SG&A expenses in the Company’s condensed consolidated statements of operations. Prior to December 31, 2023, the Company had no share-based compensation expense related to PSUs.
As of September 28, 2024, there was $1.9 million in unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted average vesting period of 1.5 years.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Employee Stock Purchase Plan
As of September 28, 2024, the maximum aggregate number of shares that may be issued under the 2018 Employee Stock Purchase Plan (“ESPP”) was 3,484,845 shares of common stock, including an increase of 536,130 shares effective January 1, 2024 under the terms of the ESPP. The ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the ESPP.
Note 9. Commitments and Contingencies
Leases
See Note 3.
On January 14, 2021, the Company entered into the Campus Lease with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), to house the Company’s Campus Headquarters.
Under the terms of the Campus Lease, the Company will lease an aggregate of approximately 282,000 rentable square feet in a portion of a building located at 888 N. Douglas Street, El Segundo, California, to be built out by the Landlord and delivered to the Company in multiple phases. In 2022 and in the second quarter of 2023, the tenant improvements associated with Phase 1-A and Phase 1-B, respectively, were completed and the underlying assets were delivered to the Company. Therefore, the Company began recognizing a right-of-use asset and lease liability for Phase 1-A in its condensed consolidated balance sheet in the year ended December 31, 2022 and for Phase 1-B in its condensed consolidated balance sheet in the second quarter ended July 1, 2023. See Note 3.
On September 17, 2024, the Company entered into an amendment to the Campus Lease, which amendment: (i) revised the square footage of the premises, building and project to: (a) increase the Company’s base rent by approximately $851,000 over the initial lease term; (b) adjust the Company’s percentage share of direct expenses; and (c) increase the tenant improvement allowance to reflect a reduction in the scope of landlord’s work; (ii) specify which improvements must be removed by the Company from the premises if the premises are not occupied in their entirety throughout the initial lease term and first extension term; and (iii) address other ministerial matters concerning the Campus Lease. Aggregate payments towards base rent over the initial lease term associated with the remaining phases not yet delivered to the Company will be approximately $79.6 million.
Concurrent with the Company’s execution of the Campus Lease, the Company delivered to the Landlord a letter of credit in the amount of $12.5 million as security for the performance of its obligations under the Campus Lease, which amount will decrease to: (i) $6.3 million on the fifth (5th) anniversary of the Rent Commencement Date (as defined in the Campus Lease); (ii) $3.1 million on the eighth (8th) anniversary of the Rent Commencement Date; and (iii) $0 in the event the Company receives certain credit ratings; provided the Company is not then in default of its obligations under the Campus Lease. The letter of credit is secured by a $12.6 million deposit included in the Company’s condensed consolidated balance sheets as “Restricted cash, non-current” as of September 28, 2024 and December 31, 2023.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

China Investment and Lease Agreement
On September 22, 2020, the Company and its subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd. (“BYND JX”), entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX has agreed to make certain investments in the JXEDZ in two phases of development, and the Company has agreed to guarantee certain repayment obligations of BYND JX under such agreement. In the three and nine months ended September 28, 2024, BYND JX received $0 and $0.5 million, respectively, in subsidies from the JXEDZ Finance Bureau. No such subsidies were received in the three and nine months ended September 30, 2023.
During Phase 1, the Company agreed to invest $10.0 million as the registered capital of BYND JX in the JXEDZ through intercompany investment in BYND JX and BYND JX agreed to lease a facility in the JXEDZ for a minimum of two years. In connection with such agreement, BYND JX entered into a factory leasing contract with a JXEDZ company, pursuant to which BYND JX agreed to lease and renovate a facility in the JXEDZ and lease it for a minimum of two years. In the year ended December 31, 2022, the lease was amended to extend the term for an additional five years without rent escalation. In the fourth quarter of 2021, BYND JX leased an approximately 12,000 square foot facility in Shanghai, China, for a period of eight years, which is used as a local research and development facility to support the local manufacturing operations. As of September 28, 2024, the Company had invested $22.0 million as the registered capital of BYND JX and advanced $20.0 million to BYND JX.
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
The Planet Partnership
On January 25, 2021, the Company entered into the Planet Partnership, LLC (“TPP”), a joint venture with PepsiCo, Inc. (“PepsiCo”) to develop, produce and market innovative snack and beverage products made from plant-based protein. In the three months ended September 28, 2024 and September 30, 2023, the Company recognized its share of the net losses in TPP in the amount of $38,000 and $0.1 million, respectively. In the nine months ended September 28, 2024 and September 30, 2023, the Company recognized its share of the net losses in TPP in the amount of $61,000 and $3.9 million, respectively. As of September 28, 2024 and December 31, 2023, the Company had contributed its share of the investment in TPP in the amount of $27.6 million. See Note 12.
In 2023, as part of its review of its global operations (the “Global Operations Review”), the Company made the decision to discontinue the Beyond Meat Jerky product line.
Purchase Commitments
On July 1, 2023, the Company and Roquette Frères entered into a second amendment (the “Second Amendment”) to the Company’s existing pea protein supply agreement dated January 10, 2020, as amended by the first amendment dated August 3, 2022 (the “First Amendment”). Pursuant to the Second Amendment, the terms of the agreement and existing purchase commitments set forth in the First Amendment were revised and extended through December 31, 2025. Pursuant to the Second Amendment, the purchase commitment was revised such that the Company has committed to purchase pea protein inventory totaling $2.7 million in the remainder of 2024 and $17.1 million in 2025.

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
Litigation
In connection with the matters described below, the Company has accrued for loss contingencies where it believes that losses are probable and estimable. No loss contingency is recorded for matters where such losses are either not probable or reasonably estimable (or both). Although it is reasonably possible that actual losses could be in excess of the Company’s accrual, the Company is unable to estimate a reasonably possible loss or range of loss in excess of its accrual, due to various reasons, including, among others, that: (i) the proceedings are in early stages or no claims have been asserted; (ii) specific damages have not been sought in all of these matters; (iii) damages, if asserted, are considered unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals, motions or settlements; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. It is not possible to predict the ultimate outcome of all pending legal proceedings, and some of the matters discussed below seek or may seek potentially large and/or indeterminate amounts. Any such loss or excess loss could have a material effect on the Company’s results of operations or cash flows or on the Company’s financial condition.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In June 2024 and in parallel to the litigation mentioned above, BVeggie filed and served legal proceedings against the Company before the Superior Court of Quebec’s District of Montreal, asking that an agreement between the parties by which BVeggie was to purchase certain machinery from the Company, in the amount of $5.1 million, be voided. This litigation is also currently suspended pending the outcome of the aforementioned appeals.
Saskatchewan Healthcare Employees’ Pension Plan v. Beyond Meat, Inc. et al.
On May 11, 2023, a class action complaint was filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California, captioned Retail Wholesale Department Store Union Local 338 Retirement Fund v. Beyond Meat, Inc., et al., Case No. 2:23-cv-03602. On July 26, 2023, the Court granted Saskatchewan Healthcare Employees’ Pension Plan’s motion to be appointed lead plaintiff and for its counsel to be appointed lead counsel. On August 9, 2023, the case was re-captioned as Saskatchewan Healthcare Employees’ Pension Plan v. Beyond Meat, Inc., et al., Case No. 2:23-cv-03602 (“SHEPP Action”). On October 9, 2023, the plaintiffs filed a consolidated class action complaint. The complaint alleges, among other things, that the Company and the individual defendants made false and misleading statements or omissions regarding the Company’s ability to manufacture its products at scale and to its partners’ specifications. The complaint seeks an order certifying the class; awarding compensatory damages, interest, costs, expenses, attorneys’ and expert fees; and granting other unspecified equitable or injunctive relief. The complaint alleges causes of action under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on behalf of a putative class of investors who purchased the Company’s common stock between May 5, 2020 and October 13, 2022, inclusive. On December 8, 2023, the Company and the individual defendants filed a motion to dismiss the consolidated class action complaint. The parties completed briefing on the motion to dismiss in March 2024. On August 9, 2024, the court granted defendants’ motion to dismiss but granted plaintiffs’ leave to amend. Plaintiffs filed a first amended complaint on September 6, 2024, which no longer asserted a claim under Section 20A and which no longer included two of the individual defendants from the original complaint. Defendants filed a motion to dismiss the first amended complaint on September 30, 2024. A hearing is scheduled for November 25, 2024. The Company intends to vigorously defend against these claims.
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
Litigation Pursuant to Section 220 of the Delaware General Corporation Law (“DGCL”)
On November 17, 2023, purported stockholder Christina Brown (“Brown”) issued a books and records demand pursuant to Section 220 of the DGCL seeking documents, including board minutes and materials generally related to the same issues as those raised in the SHEPP Action and related derivative actions. On December 12, 2023, Brown filed a complaint in Delaware Chancery Court naming the Company as defendant and seeking such documents pursuant to Section 220, captioned Brown v. Beyond Meat, Case No. 2023-1262 (Del. Ch.). The parties are currently submitting periodic status reports to the court. The parties filed joint status reports on April 12, 2024, July 9, 2024 and October 7, 2024. A fourth joint status report is due on December 6, 2024. The case is in the preliminary stages.
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
On August 5, 2024, the parties filed a motion for preliminary approval of the settlement agreement. The MDL court granted the motion for preliminary approval on August 14, 2024. The deadline for putative class members to object or opt out of the settlement is November 29, 2024. A hearing to determine whether to finally approve the settlement agreement is set for January 23, 2025. If approved, the settlement will resolve the claims of all persons (individuals and/or entities not opting out) who purchased any Beyond Meat product (as defined in the settlement agreement) for household use and not for resale or distribution, from May 31, 2018 to August 14, 2024.
Since the settlement is subject to final approval by the MDL court, the timing of payments is uncertain; although the Company paid $250,000 in August 2024, with the remainder anticipated to be paid in 2025. The Company recorded $7.5 million in SG&A expenses in its condensed consolidated statement of operations in the nine months ended September 28, 2024, paid $250,000 in the three months ended September 28, 2024 and included $7.25 million in “Accrued litigation settlement costs” in the Company’s condensed consolidated balance sheet as of September 28, 2024.
The active lawsuits, each of which was consolidated and transferred to the MDL and is subject to the class action settlement agreement, are:
•Roberts v. Beyond Meat, Inc., No. 1:22-cv-02861 (N.D. Ill.) (filed May 31, 2022)
•Cascio v. Beyond Meat, Inc., No. 1:22-cv-04018 (E.D.N.Y.) (filed July 8, 2022)
•Miller v. Beyond Meat, Inc., No. 1:22-cv-06336 (S.D.N.Y.) (filed July 26, 2022)
•Garcia v. Beyond Meat, Inc., No. 4:22-cv-00297 (S.D. Iowa.) (filed September 9, 2022)
•Borovoy v. Beyond Meat, Inc., No. 1:22-cv-06302 (N.D. Ill.) (filed September 30, 2022 in DuPage Co., Ill.; removed on Nov. 10, 2022)
•Zakinov v Beyond Meat, Inc., No. 4:23-cv-00144 (S.D. Tex.) (filed January 13, 2023)
If the class action settlement agreement is not finally approved by the MDL court, the Company is prepared to vigorously defend against all remaining claims asserted in the complaints.
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
On February 1, 2023, the French trade association submitted updated pleadings to the Commercial Court. The association maintains its position that the Company is misleading the consumer, and additionally alleges that it is engaging in unlawful comparative advertising of its products with respect to meat and meat products. The relief sought is unchanged. On May 24, 2023, the Company submitted its

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

defense, strongly disputing these claims. In September 2023, the Company submitted a request to stay proceedings in the commercial litigation proceedings, pending the decision of the Court of Justice of the European Union (“CJEU”) in the administrative litigation case against the French Decree prohibiting meat names. On September 27, 2023, Interbev obtained an extension to submit a response to the Company. On October 25, 2023, Interbev submitted its response opposing the Company’s request to stay proceedings and asking that the written procedure of the case be closed. The Company responded on November 22, 2023, and Interbev submitted an additional reply on January 16, 2024. On March 20, 2024, the Commercial Court held a hearing on the decision to stay proceedings, and on April 25, 2024, the Commercial Court decided that the case should proceed. To that end, the Commercial Court set the date for an oral hearing on September 4, 2024, which was subsequently postponed to December 18, 2024, following a joint request from the parties. Interbev submitted its last written brief on September 30, 2024. The Company filed its last written brief on October 28, 2024. A first instance decision is expected in 2025.
On April 21, 2023, Interbev filed two actions before the European Union Intellectual Property Office (the “EUIPO”) to cancel the Company’s EU trademark registration for the Caped Steer logo. Interbev is seeking cancellation of the trademark, alleging that the trademark is invalid because it allegedly misleads the public about the nature and characteristics of the products offered under the mark. Interbev is also seeking cancellation on the basis of allegedly misleading use. On July 7, 2023, the Company submitted its responses to these actions, strongly disputing these claims and defending its use and registration of the Caped Steer logo. Interbev’s response regarding misleading use of the mark was filed on September 14, 2023, and the Company responded on November 17, 2023. Interbev’s response regarding the invalidity of the mark was filed and served on the Company in November 2023, and the Company responded on January 12, 2024. On May 7, 2024, the Company was served with the EUIPO’s first instance decision regarding the invalidity of the mark. The EUIPO held the mark to be invalid insofar as the registration covered specifically meat or dairy substitute goods. The EUIPO held the trademark to be valid insofar as the registration is for other plant, cereal, vegetable, fruit or nut-based goods. The Company filed a formal appeal of the first instance decision on July 5, 2024, followed by its substantive grounds of appeal on September 9, 2024. Interbev has until November 11, 2024 to respond, and the Company is monitoring for further developments.
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
On October 4, 2024, the CJEU rendered its judgment. The judgment of the CJEU determined that the manner in which the Contested Decree seeks to ban meat names for plant-based foods is unlawful under EU law. It sets a precedent on the extent to which EU Member States may regulate the naming of plant-based foods at the national level in the absence of harmonization at the EU level. In its judgment, the CJEU also ruled that “meat” is defined under EU law as “edible parts of certain animals.” The Company is taking the view that the court’s interpretation only affects the use of the term in the sales denomination on the label and not the use of the term in marketing and advertising materials. The case will now revert back to the French High Administrative Court, which is bound by the CJEU’s judgment and is expected to render its judgment later this year or in 2025. The Company maintains its position that the Contested Decree was, and the New Decree is, illegal under French and EU law. It will continue to defend against prohibitions on meat names, among others, through plant-based protein trade associations.
Arbitration with Former Co-Manufacturer
In March 2024, a former co-manufacturer (“Manufacturer”) brought an action against the Company in a confidential arbitration proceeding. The Company had entered into an agreement with the Manufacturer, under which the Manufacturer was responsible for producing products on behalf of the Company. The Company terminated the agreement in November 2023 due to the Manufacturer’s failure to produce food in compliance with applicable laws, as required by the agreement. The Manufacturer alleges that the Company terminated the agreement without a contractual basis to do so and that it is owed past and future payments under the agreement. The Manufacturer claims total damages of at least approximately $73.0 million. The Company intends to vigorously defend against these claims. In October 2024, the Company filed amended counterclaims against the Manufacturer for breach of contract, breach of the duty of good faith and fair dealing, fraudulent inducement, false promise, concealment, and intentional misrepresentation, and negligent misrepresentation. The Company intends to vigorously prosecute the claims asserted against the Manufacturer.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 10. Income Taxes
In the three months ended September 28, 2024 and September 30, 2023, the Company recorded $6,000 and $0 in income tax expense, respectively, in its condensed consolidated statements of operations. In the nine months ended September 28, 2024 and September 30, 2023, the Company recorded $26,000 in income tax benefit and $5,000 in income tax expense, respectively, in its condensed consolidated statements of operations.
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
As of September 28, 2024, the Company did not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with respect to net operating loss and credit carryforwards.
Note 11. Net Loss Per Share Available to Common Stockholders
The Company calculates basic and diluted net loss per share available to common stockholders in conformity with the provisions of ASC 260 “Earnings Per Share.” Pursuant to ASU 2020-06, the Company applies the if-converted method to its Notes. See Note 2.

(in thousands, except share and per share amounts)	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Numerator:
Net loss available to common stockholders	$(26,576)	$(70,492)	$(115,416)	$(183,034)
Net loss available to common stockholders—basic	(26,576)	(70,492)	(115,416)	(183,034)
Denominator:
Weighted average common shares outstanding—basic	65,060,729	64,398,448	64,880,008	64,210,809
Dilutive effect of shares issuable under stock options	—	—	—	—
Dilutive effect of RSUs	—	—	—	—
Dilutive effect of PSUs	—	—	—	—
Dilutive effect of Notes, if converted(1)	—	—	—	—
Weighted average common shares outstanding—diluted	65,060,729	64,398,448	64,880,008	64,210,809
Net loss per share available to common stockholders—basic and diluted	$(0.41)	$(1.09)	$(1.78)	$(2.85)
__________
(1) As the Company recorded a net loss in the three and nine months ended September 28, 2024 and September 30, 2023, inclusion of shares from the conversion premium or spread would be anti-dilutive. The Company had $1.15 billion in Notes outstanding as of September 28, 2024 and September 30, 2023.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following shares of common stock equivalents were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Options to purchase common stock	5,406,662	4,383,626	5,406,662	4,383,626
RSUs	2,400,113	1,399,909	2,400,113	1,399,909
PSUs	225,967	—	225,967	—
Total	8,032,742	5,783,535	8,032,742	5,783,535
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
Net revenues earned from TPP included in U.S. retail channel net revenues were $0 in the three months ended September 28, 2024 and September 30, 2023. Net revenues earned from TPP included in U.S. retail channel net revenues were $0 and $5.3 million, including the recognition of a $2.0 million non-refundable up-front fee, in the nine months ended September 28, 2024 and September 30, 2023, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors,” of our 2023 10-K and Part II, Item 1A, “Risk Factors” and “Note Regarding Forward-Looking Statements” included elsewhere in this report and those discussed in other documents we file from time to time with the SEC. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this quarterly report and our audited consolidated financial statements and related notes included in our 2023 10-K. Our historical results are not necessarily indicative of the results to be expected for any future periods and our operating results for the three and nine months ended September 28, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or for any other interim period or for any other future year or period.
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
We sell a range of plant-based meat products across our three core platforms of beef, pork and poultry. As of September 2024, Beyond Meat branded products were available at approximately 129,000 retail and foodservice outlets in more than 60 countries worldwide, across mainstream grocery, mass merchandiser, club store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools. The number of retail and foodservice outlets where Beyond Meat branded products are available was derived from rolling 52-week data as of September 2024 and excludes retail outlets unique to Beyond Meat Jerky. In 2023, as part of our Global Operations Review, we made the decision to discontinue the Beyond Meat Jerky product line.
In response to the current difficult environment and the negative impact of certain factors on our business and the overall plant-based meat category, beginning in 2022 we pivoted our focus toward sustainable long-term growth supported by three pillars: (1) driving margin recovery and operating expense reduction through the implementation of lean value streams across our beef, pork and poultry platforms; (2) inventory reduction and cash flow generation through more efficient inventory management; and (3) focusing on near-term retail and foodservice growth drivers while supporting key strategic long-term partners and opportunities.
To further reduce operating expenses, in November 2023, we initiated our Global Operations Review, which involves narrowing our commercial focus to certain anticipated growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. These efforts have to date included, and may in the future include, the exit or discontinuation of select product lines such as Beyond Meat Jerky; changes to our pricing architecture within certain channels including price increases of certain of our products in our U.S. retail and foodservice channels; accelerated, cash-accretive inventory reduction initiatives; further optimization of our manufacturing capacity and real estate footprint; reductions in our workforce; and the continued review of our operations in China, which may include scaling back or discontinuing some or all of our operations in China. As a result of this review, on November 1, 2023, our board of directors approved a plan to reduce our workforce by approximately 65 employees, representing approximately 19% of our global non-production workforce (or approximately 8% of our total global workforce). We may not be able to fully realize the cost savings and benefits initially anticipated from our cost reduction initiatives and Global Operations Review, and the realized costs may be greater than expected.
We continue to review and evaluate our operations in China which may include scaling back or discontinuing some or all of our operations in China. If we discontinue some or cease operations altogether in China, we expect to incur non-cash charges such as provision for excess and obsolete inventory and impairment charges, accelerated depreciation on write-offs and disposals of fixed assets, and losses on sale and write-down of fixed assets, as well as certain cash and non-cash charges such as contract termination charges, lease exit and related costs, severance payments and other related costs. These charges may have a material adverse effect on our financial condition and operating results.
In recent periods, our net revenues, gross profit, gross margin, earnings and cash flows have been adversely impacted by the following, each of which may continue to impact our business and financial condition in the future:
•unfavorable changes in our product sales mix, including the launch of new products, which may carry lower margin profiles relative to existing products, increased sales generally carrying a lower selling price per pound as a percentage of our total sales to strategic QSR customers, and lower demand for our core products;
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
•negative impacts on capacity utilization as a result of lower than anticipated revenues, which have in the past and could in the future give rise to increased costs per unit, underutilization fees, termination fees and other costs to exit certain supply chain arrangements and product lines, and/or the write-down or write-off of certain equipment and other fixed assets and impairment charges, driving less leverage on fixed costs and delaying the speed at which cost savings initiatives positively impact our financial results;
•changes in forecasted demand, including for our core products—namely Beyond Burger, Beyond Beef, and Beyond Sausage—and others;
•our discontinuation of Beyond Meat Jerky;
•managing inventory levels, including sales to liquidation channels at lower prices, write-down or write-off of obsolete inventory, or increase in inventory provision;
•changes in our pricing strategy, including actions intended to improve our price competitiveness relative to competing products or to improve profitability, such as price increases of certain of our products in our U.S. retail and foodservice channels;
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
We generate net revenues primarily from sales of our products to our customers across mainstream grocery, mass merchandiser, club store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools, mainly in the United States, the EU and Canada. Following our Global Operations Review, in recent periods, as part of our effort to reduce excess or obsolete inventory and generate incremental cash, we have also generated net revenues from ingredient sales.
We present our net revenues by geography and distribution channel as follows:

Distribution Channel	Description
U.S. Retail	Net revenues from retail sales to the U.S. market and sales to TPP (as defined below)(1)(2)
U.S. Foodservice	Net revenues from restaurant and foodservice sales to the U.S. market
International Retail	Net revenues from retail sales to international markets, including Canada
International Foodservice	Net revenues from restaurant and foodservice sales to international markets, including Canada
(1)Net revenues associated with Beyond Meat Jerky sold to the Planet Partnership, LLC (“TPP”) in the three months ended September 28, 2024 and September 30, 2023 were $0. Net revenues associated with Beyond Meat Jerky sold to TPP in the nine months ended September 28, 2024 and September 30, 2023 were $0 and $5.3 million, respectively. In 2023, as part of our Global Operations Review, we made the decision to discontinue the Beyond Meat Jerky product line.
(2)Includes net revenues from ingredient sales. Net revenues from ingredient sales in the three months ended September 28, 2024 and September 30, 2023, were $1,000 and $0.3 million, respectively. Net revenues from ingredient sales in the nine months ended September 28, 2024 and September 30, 2023, were $2.4 million and $0.3 million, respectively.

The following factors and trends in our business have driven net revenue generation in prior periods and are expected to be key drivers of net revenue generation over time, subject to the challenges discussed herein:
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
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. At the end of each accounting period, we recognize a contra asset to “Accounts receivable” for estimated sales discounts that have been incurred but not paid which totaled $5.2 million and $6.9 million as of September 28, 2024 and December 31, 2023, respectively. We continue to face increasing competition across all channels, and we expect that trend to continue, especially if consumers continue to trade down among proteins in the context of significant inflationary pressure. Moving forward we expect to continue to invest in promotional discounting to address the current consumer trend with more targeted key selling period activations that we expect will allow us to scale back overall trade spending and continue to build brand awareness and increase consumer trials of our products.
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

Seasonality
Generally, we expect to experience greater demand for certain of our products during the U.S. summer grilling season. In 2024, 2023 and 2022, U.S. retail channel net revenues during the second quarter were 21%, 10% and 16% higher than the first quarter, respectively. While we expected to continue to see additional seasonality effects in 2024, as compared to 2023, we saw more muted effects from seasonality in the third quarter of 2024 as compared to the prior-year periods and the second quarter of 2024, reflecting, in part, pricing actions in our U.S. retail and foodservice channels. In general, any historical effects of seasonality have been more pronounced within our U.S. retail channel, with revenue contribution from this channel generally tending to be greater in the second and third quarters of the year, driven by increased levels of grilling activity, higher levels of purchasing by customers ahead of holidays, the impact of customer shelf reset activity and the timing of product restocking by our retail customers. In an environment of heightened uncertainty from recessionary and inflationary pressures, prolonged weakness in the plant-based meat category, competition and other factors impacting our business, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.
Gross Profit and Gross Margin
Gross profit consists of our net revenues less cost of goods sold. Gross margin is gross profit expressed as a percentage of our net revenues. Our cost of goods sold primarily consists of the cost of raw materials including ingredients and packaging, co-manufacturing fees, direct and indirect labor and certain supply costs, inbound and internal shipping and handling costs incurred in manufacturing our products, warehouse storage fees, plant and equipment overhead, depreciation and amortization expense, provision for excess and obsolete inventory, accelerated depreciation on write-offs and disposals of certain fixed assets, and losses on sale and write-down of certain fixed assets. Under certain circumstances, our cost of goods sold may also include underutilization and/or termination fees associated with our co-manufacturing agreements.
Subject to recessionary and inflationary pressures, prolonged weakness in the plant-based meat category, competition and other factors impacting our business, which are discussed above, we continue to expect that long-term gross profit and gross margin improvements will be delivered primarily through:
•implementation of lean value streams across our beef, pork and poultry platforms;
•reviewing and adjusting our pricing architecture within certain channels including price increases of certain of our products in our U.S. retail and foodservice channels;
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
Gross margin improvement may, however, continue to be negatively impacted by reduced capacity utilization if demand for our products continues to decline, investments in our production infrastructure across the U.S., EU and China in advance of anticipated demand, which may not materialize within the expected timeframe, investment in production personnel, partnerships and product pipeline, aggressive pricing strategies and increased discounting, increases in inventory provision, write-down or write-off of obsolete inventory and potentially increased sales to liquidation channels at lower prices, changes in our product and customer sales mix, expansion into new geographies and markets where cost and pricing structures may differ from our existing markets, and underutilization fees, termination fees and other costs to exit certain supply chain arrangements and product lines. Gross margin improvement is also expected to continue to be negatively impacted by the impact of inflation, and increasing labor costs, materials costs and transportation costs.
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

Results of Operations
The following table sets forth selected items in our condensed consolidated statements of operations for the respective periods presented (unaudited):

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net revenues	$81,006	$75,312	$249,794	$269,697
Cost of goods sold	66,698	82,566	218,101	268,493
Gross profit (loss)	14,308	(7,254)	31,693	1,204
Research and development expenses	6,133	9,118	21,478	30,323
Selling, general and administrative expenses	39,084	53,252	128,529	152,607
Restructuring expenses	—	(4)	—	(631)
Total operating expenses	45,217	62,366	150,007	182,299
Loss from operations	$(30,909)	$(69,620)	$(118,314)	$(181,095)
The following table presents selected items in our condensed consolidated statements of operations as a percentage of net revenues for the respective periods presented (unaudited):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	82.3	109.6	87.3	99.6
Gross profit (loss)	17.7%	(9.6)%	12.7%	0.4%
Research and development expenses	7.6	12.1	8.6	11.2
Selling, general and administrative expenses	48.2	70.7	51.5	56.6
Restructuring expenses	—	—	—	(0.2)
Total operating expenses	55.8%	82.8%	60.1%	67.6%
Loss from operations	(38.1)%	(92.4)%	(47.4)%	(67.2)%

Three and Nine Months Ended September 28, 2024 Compared to Three and Nine Months Ended September 30, 2023 (unaudited)
Net Revenues
The following table presents our net revenues by channel in the three months ended September 28, 2024 as compared to the prior-year period:

	Three Months Ended		Change
(in thousands)	September 28, 2024	September 30, 2023	Amount	%
U.S.:
Retail	$34,969	$30,518	$4,451	14.6%
Foodservice	14,478	12,535	1,943	15.5%
U.S. net revenues	49,447	43,053	6,394	14.9%
International:
Retail	16,565	14,153	2,412	17.0%
Foodservice	14,994	18,106	(3,112)	(17.2)%
International net revenues	31,559	32,259	(700)	(2.2)%
Net revenues	$81,006	$75,312	$5,694	7.6%
Net revenues in the three months ended September 28, 2024 increased $5.7 million, or 7.6%, as compared to the prior-year period, primarily driven by a 15.8% increase in net revenue per pound, partially offset by a 7.1% decrease in volume of products sold. The increase in net revenue per pound was primarily driven by lower trade discounts, price increases of certain of our products and changes in product sales mix, partially offset by unfavorable changes in foreign currency exchange rates.
Net revenues from U.S. retail sales in the three months ended September 28, 2024 increased $4.5 million, or 14.6%, as compared to the prior-year period, primarily due to a 22.6% increase in net revenue per pound, partially offset by a 6.6% decrease in volume of products sold, primarily reflecting weak category demand and price elasticity effects. The increase in net revenue per pound was primarily driven by lower trade discounts and price increases of certain of our products, partially offset by changes in product sales mix. U.S. retail channel net revenues in the three months ended September 28, 2024 included $1,000 in ingredient sales. By product, the increase in U.S. retail channel net revenues was primarily due to increased sales of Beyond Burger, partially offset by decreased sales of Beyond Beef, Beyond Sausage and chicken products including Beyond Chicken Tenders, Beyond Chicken Nuggets and Beyond Popcorn Chicken. Beyond Meat branded products were available at approximately 28,000 U.S. retail outlets as of September 2024.
Net revenues from U.S. foodservice sales in the three months ended September 28, 2024 increased $1.9 million, or 15.5%, as compared to the prior-year period, primarily due to a 7.9% increase in volume of products sold, primarily reflecting sales of chicken products to a U.S. QSR customer that did not occur in the year-ago period, and a 7.0% increase in net revenue per pound, primarily driven by price increases of certain of our products and changes in product sales mix, partially offset by higher trade discounts. By product, the increase in U.S. foodservice channel net revenues was primarily due to the increase in sales of chicken products including Beyond Chicken Tenders, Beyond Chicken Nuggets and Beyond Popcorn Chicken. Beyond Meat branded products were available at approximately 38,000 U.S. foodservice outlets as of September 2024.
Net revenues from international retail sales in the three months ended September 28, 2024 increased $2.4 million, or 17.0%, as compared to the prior-year period, primarily due to a 10.5% increase in net revenue per pound and a 6.0% increase in volume of products sold, primarily reflecting distribution gains and increased demand in certain geographic regions. The increase in net revenue per pound primarily reflected lower trade discounts and changes in product sales mix, partially offset by price decreases of certain of our products and unfavorable changes in foreign currency exchange rates. By product, the increase in international retail channel net revenues was primarily due to increased sales of Beyond Burger, partially offset by decreased sales of Beyond Beef and chicken products including Beyond Chicken Tenders. Beyond Meat branded products were available at approximately 38,000 international retail outlets as of September 2024.
Net revenues from international foodservice sales in the three months ended September 28, 2024 decreased $3.1 million, or 17.2%, as compared to the prior-year period, primarily due to a 22.1% decrease in volume of products sold, primarily reflecting decreased sales of burger and chicken products to a large QSR customer in the EU, partially offset by a 6.2% increase in net revenue per pound. The increase in net revenue per pound primarily reflected lower trade discounts and price increases of certain of our products, partially offset by changes in product sales mix and unfavorable changes in foreign currency exchange rates. By product, the decrease in international foodservice channel net revenues was primarily due to decreased sales of burger and chicken products, particularly to a large QSR customer in the EU. Beyond Meat branded products were available at approximately 25,000 international foodservice outlets as of September 2024.
The following table presents our net revenues by channel in the nine months ended September 28, 2024 as compared to the prior-year period:

	Nine Months Ended		Change
(in thousands)	September 28, 2024	September 30, 2023	Amount	%
U.S.:
Retail	$116,926	$123,167	$(6,241)	(5.1)%
Foodservice	37,132	39,974	(2,842)	(7.1)%
U.S. net revenues	154,058	163,141	(9,083)	(5.6)%
International:
Retail	46,728	48,437	(1,709)	(3.5)%
Foodservice	49,008	58,119	(9,111)	(15.7)%
International net revenues	95,736	106,556	(10,820)	(10.2)%
Net revenues	$249,794	$269,697	$(19,903)	(7.4)%
Net revenues in the nine months ended September 28, 2024 decreased $19.9 million, or 7.4%, as compared to the prior-year period, primarily driven by a 12.6% decrease in volume of products sold, partially offset by a 5.8% increase in net revenue per pound. The decrease in volume of products sold primarily reflected weak category demand. Net revenues from sales of Beyond Meat Jerky to TPP were $0 in the nine months ended September 28, 2024, as compared to $5.3 million in the prior-year period, including the recognition of a $2.0 million non-refundable up-front fee in the nine months ended September 30, 2023. The increase in net revenue per pound was primarily driven by lower trade discounts, price increases of certain of our products and changes in product sales mix, partially offset by unfavorable changes in foreign currency exchange rates.
Net revenues from U.S. retail sales in the nine months ended September 28, 2024 decreased $6.2 million, or 5.1%, as compared to the prior-year period, primarily due to a 14.5% decrease in volume of products sold, partially offset by a 10.8% increase in net revenue per pound. The decrease in volume of products sold primarily reflected weak category demand. The increase in net revenue per pound was primarily driven by lower trade discounts, price increases of certain of our products and changes in product sales mix. U.S. retail channel net revenues in the nine months ended September 28, 2024 included $2.4 million in ingredient sales. By product, the decrease in U.S. retail channel net revenues was primarily due to decreased sales of Beyond Beef, Beyond Meat Jerky, chicken products, including Beyond Chicken Tenders, Beyond Chicken Nuggets and Beyond Popcorn Chicken, Beyond Sausage, Beyond Burger, Beyond Meatballs and Beyond Breakfast Sausage, partially offset by increased ingredient sales and increased sales of Beyond Steak. Net revenues from sales of Beyond Meat Jerky to TPP were $0 in the nine months ended September 28, 2024, as compared to $5.3 million for the nine months ended September 30, 2023, including the recognition of a $2.0 million non-refundable up-front fee.
Net revenues from U.S. foodservice sales in the nine months ended September 28, 2024 decreased $2.8 million, or 7.1%, as compared to the prior-year period, primarily driven by a 11.7% decrease in volume of products sold, primarily reflecting weak category demand and, to a lesser extent, distribution losses, partially offset by a 5.3% increase in net revenue per pound, primarily driven by price increases of certain of our products and changes in product sales mix, partially offset by higher trade discounts. By product, the decrease in U.S. foodservice channel net revenues was primarily due to decreased sales of Beyond Burger, Beyond Beef and Beyond Beef Crumble, partially offset by increased sales of chicken products, including Beyond Chicken Tenders, Beyond Chicken Nuggets and Beyond Popcorn Chicken.
Net revenues from international retail sales in the nine months ended September 28, 2024 decreased $1.7 million, or 3.5%, as compared to the prior-year period, primarily driven by a 4.2% decrease in volume of products sold, primarily reflecting reduced sales of chicken products in the EU and softer demand for certain products in Canada, partially offset by a 0.7% increase in net revenue per pound. The increase in net revenue per pound was primarily due to changes in product sales mix and lower trade discounts, partially offset by unfavorable changes in foreign currency exchange rates and price decreases in certain of our products. By product, the decrease in international retail channel net revenues was primarily due to decreased sales of chicken products, Beyond Beef and Beyond Sausage, partially offset by increased sales of Beyond Burger and Beyond Steak.
Net revenues from international foodservice sales in the nine months ended September 28, 2024 decreased $9.1 million, or 15.7%, as compared to the prior-year period, primarily due to a 15.7% decrease in volume of products sold, primarily reflecting decreased sales of burger and chicken products to a large QSR customer in the EU, and weak category demand. Net revenue per pound remained flat as compared to the prior year-period primarily due to price increases in certain of our products and lower trade discounts, fully offset by changes in product sales mix and unfavorable changes in foreign currency exchange rates. By product, the decrease in international foodservice channel net revenues was primarily due to decreased sales of Beyond Burger, chicken products and Beyond Beef Crumble.
The following table presents consolidated volume of our products sold in pounds for the periods presented:

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	September 28, 2024	September 30, 2023	Amount	%	September 28, 2024	September 30, 2023	Amount	%
U.S.:
Retail	6,727	7,199	(472)	(6.6)%	22,296	26,064	(3,768)	(14.5)%
Foodservice	2,271	2,104	167	7.9%	6,061	6,866	(805)	(11.7)%
International:
Retail	3,576	3,375	201	6.0%	10,416	10,868	(452)	(4.2)%
Foodservice	4,144	5,317	(1,173)	(22.1)%	14,219	16,864	(2,645)	(15.7)%
Volume of products sold	16,718	17,995	(1,277)	(7.1)%	52,992	60,662	(7,670)	(12.6)%
Cost of Goods Sold

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	September 28, 2024	September 30, 2023	Amount	%	September 28, 2024	September 30, 2023	Amount	%
Cost of goods sold	$66,698	$82,566	$(15,868)	(19.2)%	$218,101	$268,493	$(50,392)	(18.8)%

Cost of goods sold decreased $15.9 million, or 19.2%, to $66.7 million, in the three months ended September 28, 2024 as compared to the prior-year period. As a percentage of net revenues, cost of goods sold decreased to 82.3% of net revenues in the three months ended September 28, 2024, from 109.6% of net revenues in the prior-year period. The decrease in cost of goods sold was primarily due to decreased cost per pound, and, to a lesser extent, lower volume of products sold. On a per pound basis, cost of goods sold decreased primarily due to lower inventory provision, lower logistics costs and lower materials costs .
Cost of goods sold decreased $50.4 million, or 18.8%, to $218.1 million, in the nine months ended September 28, 2024 as compared to the prior-year period. As a percentage of net revenues, cost of goods sold decreased to 87.3% of net revenues in the nine months ended September 28, 2024 from 99.6% of net revenues in the prior-year period primarily due to lower volume of products sold, and, to a lesser extent, decreased cost per pound. On a per pound basis, cost of goods sold decreased primarily due to lower inventory provision and lower logistics costs, partially offset by higher materials costs.
Gross Profit (Loss) and Gross Margin

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	September 28, 2024	September 30, 2023	Amount	%	September 28, 2024	September 30, 2023	Amount	%
Gross profit	$14,308	$(7,254)	$21,562	297.2%	$31,693	$1,204	$30,489	2,532.3%
Gross margin	17.7%	(9.6)%	2,730 bps	N/A	12.7%	0.4%	1230 bps	N/A
Gross profit in the three months ended September 28, 2024 was $14.3 million as compared to loss of $7.3 million in the prior-year period, an increase of $21.6 million, or 297.2%. Gross margin in the three months ended September 28, 2024 increased to 17.7% from a negative gross margin of (9.6)% in the prior-year period. Gross profit and gross margin in the three months ended September 28, 2024 were positively impacted by increased net revenue per pound and decreased cost of goods sold per pound, partially offset by decreased volume of products sold.
Gross profit in the nine months ended September 28, 2024 was $31.7 million as compared to $1.2 million in the prior-year period, an increase of $30.5 million, or 2,532.3%. Gross margin in the nine months ended September 28, 2024 increased to 12.7% from 0.4% in the prior-year period. Gross profit and gross margin in the nine months ended September 28, 2024 were positively impacted by decreased cost of goods sold per pound and higher net revenue per pound, partially offset by decreased volume of products sold. Improvements in gross profit and gross margin in the U.S. retail and U.S. foodservice channels were, in part, due to the pricing strategy implemented at the beginning of 2024.
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
Research and Development Expenses

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	September 28, 2024	September 30, 2023	Amount	%	September 28, 2024	September 30, 2023	Amount	%
Research and development expenses	$6,133	$9,118	$(2,985)	(32.7)%	$21,478	$30,323	$(8,845)	(29.2)%

Research and development expenses decreased $3.0 million, or 32.7%, in the three months ended September 28, 2024, as compared to the prior-year period. Research and development expenses decreased to 7.6% of net revenues in the three months ended September 28, 2024 from 12.1% of net revenues in the prior-year period. The decrease in research and development expenses was primarily due to lower salaries and related expenses resulting from the reduction in headcount implemented in 2023 and lower expenses from in-sourcing trial production work compared to the prior-year period.
Research and development expenses decreased $8.8 million, or 29.2%, in the nine months ended September 28, 2024, as compared to the prior-year period. Research and development expenses decreased to 8.6% of net revenues in the nine months ended September 28, 2024 from 11.2% of net revenues in the prior-year period. The decrease in research and development expenses was primarily due to lower salaries and related expenses resulting from the reduction in headcount and lower expenses from in-sourcing trial production work compared to the prior-year period.
SG&A Expenses

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	September 28, 2024	September 30, 2023	Amount	%	September 28, 2024	September 30, 2023	Amount	%
Selling, general and administrative expenses	$39,084	$53,252	$(14,168)	(26.6)%	$128,529	$152,607	$(24,078)	(15.8)%
SG&A expenses decreased $14.2 million, or 26.6%, to $39.1 million, or 48.2% of net revenues in the three months ended September 28, 2024, from $53.3 million, or 70.7% of net revenues in the prior-year period. The decrease in SG&A expenses was primarily due to $3.8 million in lower bad debt expense, $3.3 million in lower salaries and related expenses, $3.2 million in lower consulting expenses, $2.1 million in lower general insurance expenses that included $2.0 million in business interruption insurance recovery associated with a cybersecurity incident at a supplier in 2023, $1.8 million in lower advertising expenses, $1.5 million in lower samples expenses and $1.1 million in lower outbound freight expenses, partially offset by $2.4 million in higher product donation expenses resulting from the donation of unsaleable finished goods.
SG&A expenses decreased $24.1 million, or 15.8%, to $128.5 million, or 51.5% of net revenues in the nine months ended September 28, 2024, from $152.6 million, or 56.6% of net revenues in the prior-year period. The decrease in SG&A expenses was primarily due to $6.6 million in lower advertising expenses, $6.6 million in lower salaries and related expenses, $6.1 million in lower share-based compensation expense, $3.6 million in lower bad debt expense, $3.4 million in lower loss on sale of fixed assets, $3.2 million in lower outbound freight expenses, $3.1 million in lower general insurance expenses that included $2.0 million in business interruption insurance recovery associated with a cybersecurity incident at a supplier in 2023, $2.3 million in lower samples expense and $2.0 million in lower consulting expenses, partially offset by $1.8 million in higher supply chain related expenses. SG&A expenses in the nine months ended September 28, 2024 included $7.5 million related to a class action settlement agreement, which is subject to final court approval, in connection with the settlement of certain consumer class action lawsuits that originated in 2022.
Loss from Operations
Loss from operations in the three months ended September 28, 2024 was $30.9 million compared to $69.6 million in the prior-year period. The decrease in loss from operations was driven by increased gross profit and reduced operating expenses.
Loss from operations in the nine months ended September 28, 2024 was $118.3 million compared to $181.1 million in the prior-year period. The decrease in loss from operations was driven by increased gross profit and reduced operating expenses. Loss from operations in the nine months ended September 28, 2024 was negatively impacted by $7.5 million in SG&A expenses related to a class action settlement agreement, which is subject to final court approval, in connection with the settlement of certain consumer class action lawsuits that originated in 2022.
Total Other Income (Expense), Net
Total other income, net, in the three months ended September 28, 2024 of $4.4 million consisted primarily of $4.1 million in net realized and unrealized foreign currency transaction gains due to favorable changes in foreign currency exchange rates of the Euro and the Chinese Yuan, and $1.4 million in interest income, partially offset by $1.0 million in interest expense from the amortization of convertible debt issuance costs. Total other expense, net, in the three months ended September 30, 2023 of $0.7 million consisted primarily of $2.5 million in net realized and unrealized foreign currency transaction losses and $1.0 million in interest expense from the amortization of convertible debt issuance costs, partially offset by $2.8 million in interest income.
Total other income, net, in the nine months ended September 28, 2024 of $2.9 million consisted primarily of $5.1 million in interest income, $0.6 million in net realized and unrealized foreign currency transaction gains due to favorable changes in foreign currency exchange rates of the Euro and Chinese Yuan and $0.5 million in subsidies received from the Jiaxing Economic Development Zone Finance Bureau related to our investment in our subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd., partially offset by $3.0 million in interest expense from the amortization of convertible debt issuance costs. Total other income, net, in the nine months ended September 30, 2023 of $1.9 million consisted primarily of $8.4 million in interest income, partially offset by $3.0 million in interest expense from the amortization of convertible debt issuance costs and $3.3 million in net realized and unrealized foreign currency transaction losses due to unfavorable changes in foreign currency exchange rates of the Euro and Chinese Yuan.
Net Loss
Net loss in the three months ended September 28, 2024 was $26.6 million, as compared to $70.5 million in the prior-year period. Net loss per common share in the three months ended September 28, 2024 was $0.41, as compared to $1.09 in the prior-year period. The decrease in net loss was primarily driven by higher gross profit, lower operating expenses and higher Total other income (expense), net.
Net loss in the nine months ended September 28, 2024 was $115.4 million, as compared to $183.0 million in the prior-year period. Net loss per common share in the nine months ended September 28, 2024 was $1.78, as compared to $2.85 in the prior-year period. The decrease in net loss was primarily due to higher gross profit, lower operating expenses, higher Total other income (expense), net and a $3.8 million reduction in losses related to TPP. Net loss in the nine months ended September 28, 2024 was negatively impacted by $7.5 million in SG&A expenses related to a class action settlement agreement, which is subject to final court approval, in connection with the settlement of certain consumer class action lawsuits that originated in 2022.
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

“Adjusted EBITDA” is defined as net loss adjusted to exclude, when applicable, income tax expense (benefit), interest expense, depreciation and amortization expense, restructuring expenses, share-based compensation expense, accrued litigation settlement costs and Other, net, including interest income and foreign currency transaction gains and losses.
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

The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net loss, as reported (unaudited):

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net loss, as reported	$(26,576)	$(70,492)	$(115,416)	$(183,034)
Income tax expense (benefit)	6	—	(26)	5
Interest expense	1,028	989	3,072	2,967
Depreciation and amortization expense	5,282	5,779	17,464	17,707
Restructuring expenses(1)	—	(4)	—	(631)
Share-based compensation expense	5,905	6,478	17,753	23,791
Accrued litigation settlement costs	—	—	7,500	—
Other, net(2)(3)	(5,405)	(243)	(6,005)	(4,897)
Adjusted EBITDA	$(19,760)	$(57,493)	$(75,658)	$(144,092)
Net loss as a % of net revenues	(32.8)%	(93.6)%	(46.2)%	(67.9)%
Adjusted EBITDA as a % of net revenues	(24.4)%	(76.3)%	(30.3)%	(53.4)%
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

(2)
Includes $4.1 million in net realized and unrealized foreign currency transaction gains and $(2.5) million in net realized and unrealized foreign currency transaction losses in the three months ended September 28, 2024 and September 30, 2023, respectively. Includes $0.6 million in net realized and unrealized foreign currency transaction gains and $(3.3) million in net realized and unrealized foreign currency transaction losses in the nine months ended September 28, 2024 and September 30, 2023, respectively.

(3)
Includes $1.4 million and $2.8 million in interest income in the three months ended September 28, 2024 and September 30, 2023, respectively. Includes $5.1 million and $8.4 million in interest income in the nine months ended September 28, 2024 and September 30, 2023, respectively.

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
Pursuant to the Equity Distribution Agreement, we may offer and sell common stock having an aggregate offering price of up to $200.0 million from time to time to or through Goldman Sachs, as the sales agent, subject to our compliance with applicable laws and the applicable requirements of the Equity Distribution Agreement. The Equity Distribution Agreement also requires us to pay Goldman Sachs a commission equal to 3.25% of the aggregate gross proceeds of any shares sold through Goldman Sachs pursuant to the Equity Distribution Agreement. We intend to use the net proceeds, if any, from sales of common stock issued under the ATM Program for general corporate and working capital purposes. The timing of any sales and the number of shares sold, if any, will depend on a variety of factors to be determined and considered by us. We are not obligated to sell any shares under the Equity Distribution Agreement. As of September 28, 2024, no sales had been made under the Equity Distribution Agreement and the ATM Program’s full capacity remained available.
We anticipate entering into a new equity distribution agreement (the “New Equity Distribution Agreement”) with B. Riley Securities, Inc., as sales agent, pursuant to the which we may offer and sell from time to time Common Stock having an aggregate offering price of up to $200.0 million under an “at the market” offering program (the “New ATM Program”). The New ATM Program, when implemented, will fully replace the existing ATM Program with Goldman Sachs.
Convertible Senior Notes
In 2021, we issued a total of $1.15 billion aggregate principal amount of 0% Convertible Senior Notes due 2027 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. For a discussion about the Notes, see Note 6, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
We have recurring net losses and negative operating cash flows and while we are implementing a business plan focused on achieving sustainable, profitable operations over time, we expect that we will continue to operate at a loss for the foreseeable future. As part of our current business plan, we intend to continue to reduce operating expenses and utilize inventory management to reduce working capital. To further reduce operating expenses, in November 2023, we initiated our Global Operations Review, which involves narrowing our commercial focus to certain anticipated growth opportunities and accelerating activities that prioritize gross margin expansion and cash generation. These efforts have to date included, and may in the future include, the discontinuation of select product lines such as Beyond Meat Jerky; changes to our pricing architecture within certain channels including price increases of certain of our products in our U.S. retail and foodservice channels; accelerated, cash-accretive inventory reduction initiatives; further optimization of our manufacturing capacity and real estate footprint; reductions in our workforce; and the continued review of our operations in China, which may include scaling back or discontinuing some or all of our operations in China.
Based on our current business plan, we believe that our existing cash balances, including our anticipated cash flow from operations, will be sufficient to fund our operations and meet our foreseeable cash requirements through the next twelve months. However, our ability to meet these requirements will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully. Additionally, we may use our cash resources faster than we predict due to unexpected expenditures or higher-than-expected expenses due to unfavorable macroeconomic events, including inflationary pressures or otherwise, competition or other factors that are beyond our control. We expect that we will need to raise significant additional capital through the issuance of equity and/or debt securities, and/or incur other indebtedness to continue to fund our operations and repay our indebtedness in the future. To bolster our balance sheet, subject to our compliance with applicable laws, the applicable requirements of the New Equity Distribution Agreement and market conditions, we expect to raise additional capital through the issuance of equity securities under our New ATM Program by the end of 2024, which will result in additional dilution to our stockholders and may negatively impact the market price of our common stock. In addition, we continue to pursue alternatives to further bolster and restructure our balance sheet in 2025. Any issuance of equity or debt securities may be for cash or in exchange for our outstanding Notes, which could have a highly dilutive effect on current stockholders and could negatively affect the trading price of our common stock. In addition to resulting in additional dilution to our existing stockholders or negatively affecting the trading price of our common stock, any such potential financings may result in the imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. Furthermore, any such securities issued pursuant to potential financings may include rights that are senior to our shares of common stock. However, we cannot assure you that we will be able to successfully raise additional funds for the amounts needed or when needed, or on terms commercially acceptable, if at all. Our inability to raise required capital in the future would have a material adverse effect on our business, financial condition and results of operations. Our cash requirements under our significant contractual obligations and commitments are listed below in the section titled “Contractual Obligations and Commitments.”
Our future capital requirements may vary materially from those currently planned and will depend on many factors including, among others, demand in the plant-based meat category and for our products; our rate of revenue generation; the results of our Global Operations Review and the successful implementation of our ongoing cost-reduction initiatives including our continued review of our operations in China, which may include scaling back or discontinuing some or all of our operations in China; timing to adjust our supply chain and cost structure in response to material fluctuations in product demand; the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; our investment in and build out of our Campus Headquarters, including the timing and success of subleasing, assigning or otherwise transferring excess space or negotiating a partial lease termination at our Campus Headquarters on terms advantageous to us or at all; the success of, and expenses associated with, our marketing initiatives; our investment in manufacturing and facilities to optimize our manufacturing and production capacity, including underutilization fees, termination fees and exit costs; our investments in real property and joint ventures; the costs required to fund domestic and international operations and growth; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us, including the class actions brought against us or the derivative actions brought against certain of our current and former directors and officers; the expenses needed to attract and retain skilled personnel; variations in product selling prices and costs, the timing and success of changes to our pricing architecture within certain channels including price increases of certain of our products in our U.S. retail and foodservice channels, and the mix of products sold; the level of trade and promotional spending to support our products appropriately; the expenses associated with our sales force; our management of accounts receivable, inventory, accounts payable and other working capital accounts; the impact of foreign currency exchange rate fluctuations on our cash balances; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
Our operating environment continues to be affected by uncertainty related to macroeconomic issues, including ongoing, further weakened demand in the plant-based meat category, high inflation, higher interest rates, and concerns about the likelihood of a recession, among other things, all of which have had and could continue to have unforeseen impacts on our actual realized results, including our liquidity outlook. Although in the third quarter of 2023 we met our previously stated target of achieving cash flow positive operations within the second half of 2023, this outcome included the benefit of certain transitory factors which abated and, as such, we did not sustain free cash flow positive operations in the fourth quarter of 2023 or in the first three quarters of 2024. Our ability to make progress toward our goal of achieving sustained cash flow positive operations is dependent on a number of assumptions and uncertainties, including, without limitation, demand in the plant-based meat category and for our products; our ability to reduce costs and achieve positive gross margin; our ability to grow revenues and meet operating expense reduction targets, which may be subject to factors beyond our control; timing of capital expenditures; and our ability to monetize inventory and manage working capital.
Sources of Liquidity
Our primary cash needs are for operating expenses, working capital and capital expenditures to support our business. We finance our operations primarily through sales of our products and existing cash. Beginning in the first quarter of 2023 we also began generating cash through ingredient sales. From time to time, we also generate cash from sales of certain fixed assets.
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
In 2021, we issued a total of $1.15 billion in aggregate principal amount of Notes. See Note 6, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. On March 18, 2024, we filed the Shelf Registration Statement with the SEC, which the SEC declared effective on April 12, 2024, in connection with our ATM Program, discussed above. As of September 28, 2024, no sales had been made under the Equity Distribution Agreement and the ATM Program’s full capacity remained available.
As of September 28, 2024, we had $121.7 million in unrestricted cash and cash equivalents and $13.2 million in restricted cash, which was comprised of $12.6 million to secure the letter of credit delivered to our landlord as security for the performance of our obligations under the Campus Lease and $0.6 million to secure a letter of credit associated with a third party contract manufacturer in Europe. In the nine months ended September 28, 2024, the letter of credit associated with the third party contract manufacturer was renegotiated and reduced from $2.8 million at December 31, 2023 to $0.6 million at September 28, 2024.
We anticipate that we will raise additional capital in 2024 and 2025, which may include the issuance of debt or equity securities, including through our New ATM Program, subject to our compliance with applicable laws, the applicable requirements of the New Equity Distribution Agreement and market conditions, or securities convertible into or exchangeable for our common stock. However, we cannot assure you that we will be able to successfully raise additional funds for the amounts needed or when needed, or on terms commercially acceptable, if at all. See “Liquidity Outlook” above for additional information.

Cash Flows
The following table presents the major components of net cash flows used in operating, investing and financing activities for the periods indicated (unaudited):

	Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023
Cash used in:
Operating activities	$(69,861)	$(79,282)
Investing activities	$(10)	$(9,340)
Financing activities	$(1,282)	$(388)
Net Cash Used in Operating Activities
In the nine months ended September 28, 2024, we incurred a net loss of $115.4 million, which was the primary reason for net cash used in operating activities of $69.9 million. Net cash inflows from changes in our operating assets and liabilities were $1.5 million, primarily from a decrease in raw materials and packaging, and work in process inventories, an increase in accrued expenses and other current liabilities, and a decrease in prepaid expenses and other current assets, partially offset by an increase in prepaid lease costs, non-current, an increase in accounts receivable, a decrease in operating lease liabilities and a decrease in accounts payable. Net loss in the nine months ended September 28, 2024 included $44.0 million in non-cash expenses primarily comprised of share-based compensation expense, depreciation and amortization expense, non-cash lease expense, amortization of debt issuance costs and unrealized gain on foreign currency exchange transactions.
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
Depreciation and amortization expense was $17.5 million and $17.7 million in the nine months ended September 28, 2024 and September 30, 2023, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our investment in property, plant and equipment, offset by proceeds from sales of certain fixed assets.
In the nine months ended September 28, 2024, net cash used in investing activities was $10,000 and consisted of $4.5 million in cash outflows for purchases of property, plant and equipment, primarily driven by investments in production equipment and facilities, partially offset by $4.1 million in proceeds from sales of certain fixed assets and $0.4 million in proceeds from the return of security deposits.
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

Net Cash Used in Financing Activities
In the nine months ended September 28, 2024, net cash used in financing activities was $1.3 million, primarily from $0.7 million in payments under finance lease obligations and $0.6 million in payments of minimum withholding taxes on net share settlement of equity awards.
In the nine months ended September 30, 2023, net cash used in financing activities was $0.4 million, primarily from $0.4 million in payments of minimum withholding taxes on net share settlement of equity awards and $0.2 million in payments under finance lease obligations, partially offset by $0.2 million in proceeds from stock option exercises.
Contractual Obligations and Commitments
There have been no significant changes during the nine months ended September 28, 2024 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the 2023 10-K, other than the following:
Leases
In 2021, we entered into the Campus Lease with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), to house our Campus Headquarters. Although we are involved in the design of the tenant improvements of the Campus Headquarters, we do not have title or possession of the assets during construction. In addition, we do not have the ability to control the leased Campus Headquarters until each phase of the tenant improvements is complete. We paid $4.9 million and $4.2 million in rent prepayments and payments towards construction costs of the Campus Headquarters in the nine months ended September 28, 2024 and the year ended December 31, 2023, respectively. The rent prepayments and payments towards construction costs are initially recorded in “Prepaid lease costs, non-current” in our condensed consolidated balance sheets and will ultimately be reclassified as a component of a right-of-use asset upon lease commencement for each phase of the lease. We began recognizing a right-of-use asset and lease liability for Phase1-A in our condensed consolidated balance sheet in the year ended December 31, 2022 and for Phase 1-B in our condensed consolidated balance sheet in the second quarter ended July 1, 2023. On September 17, 2024, we entered into an amendment to the Campus Lease, which amendment: (i) revised the square footage of the premises, building and project to: (a) increase our base rent by approximately $851,000 over the initial lease term; (b) adjust our percentage share of direct expenses; and (c) increase the tenant improvement allowance to reflect a reduction in the scope of landlord’s work; (ii) specify which improvements must be removed by us from the premises if the premises are not occupied in their entirety throughout the initial lease term and first extension term; and (iii) address other ministerial matters concerning the Campus Lease. Aggregate payments towards base rent over the initial lease term associated with the remaining phases not yet delivered to us are approximately $79.6 million.
Concurrent with our execution of the Campus Lease, we delivered to the Landlord a letter of credit in the amount of $12.5 million as security for the performance of our obligations under the Campus Lease, which amount will decrease to: (i) $6.3 million on the fifth (5th) anniversary of the Rent Commencement Date (as defined in the Campus Lease); (ii) $3.1 million on the eighth (8th) anniversary of the Rent Commencement Date; and (iii) $0 in the event the Company receives certain credit ratings; provided the Company is not then in default of its obligations under the Campus Lease.
The letter of credit is secured by a $12.6 million deposit included in our condensed consolidated balance sheets as “Restricted cash, non-current” as of September 28, 2024 and December 31, 2023. See Note 3, Leases, and Note 9, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
On January 31, 2024, the lease on our Manhattan Beach Project Innovation Center expired.

Given our intention to reduce our overall operating expenses and cash expenditures, on February 2, 2024, we terminated the agreement to purchase a property adjacent to our manufacturing facility in Enschede, the Netherlands (the “Enschede Property”) and the security deposit was returned to us and subsequently paid to the purchaser of the property to be applied towards the deposit and future lease payments. We entered into a lease agreement with the purchaser of the property to lease the approximately 114,000 square foot property for an initial period of five years with an option to renew for an additional five years at an annual rent of approximately €1.0 million. This lease is classified as a finance lease in our condensed consolidated balance sheet as of September 28, 2024.
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
As of September 28, 2024, we had committed to purchase pea protein inventory totaling $19.8 million, with $2.7 million in the remainder of 2024 and $17.1 million in 2025. As of September 28, 2024, we had also committed to purchase flavor ingredients inventory totaling $4.3 million, with $1.4 million in the remainder of 2024 and $2.9 million in 2025. In addition, as of September 28, 2024, we had approximately $10.3 million in purchase order commitments for capital expenditures to purchase property, plant and equipment including machinery and equipment, payments for which will be due within twelve months.
Settlement of Consumer Class Actions Regarding Protein Claims
On May 6, 2024, we entered into a confidential binding settlement term sheet with respect to certain consumer class action lawsuits that originated in 2022. On July 8, 2024, the parties entered into a class action settlement agreement, pursuant to which we agreed to contribute $7.5 million to a settlement fund in full satisfaction of all settlement costs and attorneys’ fees, which is subject to final court approval. See Note 9, Commitments and Contingencies—Litigation—Consumer Class Actions Regarding Protein Claims, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Since the settlement is subject to final court approval, the timing of payments is uncertain; although we paid $250,000 in August 2024, with the remainder anticipated to be paid in 2025. We recorded $7.5 million in SG&A expenses in our condensed consolidated statement of operations in the nine months ended September 28, 2024, paid $250,000 in the three months ended September 28, 2024 and included $7.25 million in “Accrued litigation settlement costs” in our condensed consolidated balance sheet as of September 28, 2024.
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
There have been no material changes in our critical accounting policies during the nine months ended September 28, 2024, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2023 10-K.
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
In the three and nine months ended September 28, 2024, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $0.7 million and $2.3 million, respectively, or a decrease of approximately $0.7 million and $2.3 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials. As of September 28, 2024, we had a multi-year sales agreement with Roquette which expires in December 2025. See Note 9, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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

Our foreign currency exchange risk is primarily related to our intercompany balances denominated in various foreign currencies. We have exposure to the European Euro and the Chinese Yuan. Foreign currency translation (loss) gain, net of tax, reported as cumulative translation adjustment through “Other comprehensive (loss) income” was $(1.2) million and $0.3 million in the three months ended September 28, 2024 and September 30, 2023, respectively. Net realized and unrealized foreign currency transaction gains (losses) included in “Other, net” were $4.1 million and $(2.5) million in the three months ended September 28, 2024 and September 30, 2023, respectively.
Foreign currency translation (loss) gain, net of tax, reported as cumulative translation adjustments through “Other comprehensive (loss) income” was $(0.3) million and $0.1 million in the nine months ended September 28, 2024 and September 30, 2023, respectively. Net realized and unrealized foreign currency transaction gains (losses) included in “Other, net” were $0.6 million and $(3.3) million in the nine months ended September 28, 2024 and September 30, 2023, respectively.
Based on the intercompany balances as of September 28, 2024, an assumed 5% or 10% adverse change to foreign currency exchange rates would result in a loss of approximately $5.8 million and $11.6 million, respectively, recorded in “Other, net” in the three and nine months ended September 28, 2024.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities, revenues and expenses. This includes estimates, judgments and assumptions for assessing the recoverability of our assets, pursuant to Financial Accounting Standards Board issued authoritative guidance. If any estimates, judgments or assumptions change in the future, the Company may be required to record additional expenses and/or impairment charges. See Part 1, Item 1A, “Risk Factors — Risks Related to our Business —The Company is subject to accounting estimate risks” in the 2023 10-K.
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
We perform an asset impairment analysis on an annual basis or whenever events or changes in circumstances indicate that a long-lived asset group may not be recoverable. Failure to achieve forecasted operating results, due to weakness in the economic environment or other factors, changes in market conditions and declines in our market capitalization, our continued review of our operations in China which may include scaling back or discontinuing some or all of our operations in China, failure to negotiate a partial lease termination or sublease, assign or otherwise transfer the unoccupied space of our Campus Headquarters, among other things, could result in impairment of our assets and adversely affect our operating results.
Risks Related to Our Investments
Our manufacturing operations in China and Europe require substantial investments and are subject to numerous risk and uncertainties. We continue to review and evaluate our operations in China, which may result in scaling back or discontinuing some or all of our operations in China and may result in significant write-downs or impairment charges in the future.
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
We continue to review and evaluate our operations in China which may include scaling back or discontinuing some or all of our operations in China. If we discontinue some or cease operations altogether in China, we expect to incur non-cash charges such as provision for excess and obsolete inventory and impairment charges, accelerated depreciation on write-offs and disposals of fixed assets, and losses on sale and write-down of fixed assets, as well as certain cash and non-cash charges such as contract termination charges, lease exit and related costs, severance payments and other related costs. These charges may have a material adverse effect on our financial condition and operating results.
Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital
If the build out of our Campus Headquarters is delayed or incurs cost overruns, does not operate in accordance with our expectations, or if we are unable to build out or occupy the rest of the Campus Headquarters and cannot negotiate a partial lease termination, or sublease, assign or otherwise transfer the unoccupied space on terms favorable to us or at all, which may result in penalty payments, impairment charges and/or write-offs, our business or financial condition or results of operations may be adversely affected.
In 2021, we entered into a lease agreement for an initial term of 12 years to develop and house our Campus Headquarters. The Campus Headquarters is being built out by the Landlord, who delivered Phase 1-A of the Campus Headquarters to us in the third quarter of 2022 and Phase 1-B of the Campus Headquarters to us in the second quarter of 2023. We currently do not have firm timing on the delivery of the rest of the Campus Headquarters. If we cannot complete development of the Campus Headquarters for any reason or within the approved budget, or if there are significant cost overruns and/or delays in the development of the Campus Headquarters, our cash flows, financial condition, or results of operations could be materially and adversely affected. In addition, we may not be able to build out or occupy the rest of the Campus Headquarters and are considering subleasing, assigning or otherwise transferring the unoccupied space, or negotiating a partial lease termination but may be unable to enter into or negotiate such an agreement or partial termination, which could have an adverse effect on our operating and financial results. An agreement to partially terminate, sublease, assign or otherwise transfer the unoccupied part of the Campus Headquarters would be subject to certain risks and uncertainties. For example, the agreement may not be completed on terms advantageous to us because the rental rate we receive under the agreement may not fully cover the rental rate we pay under the Campus Lease for the same space or our subtenants may fail to make lease payments, which may result in impairment charges for right-of-use assets and prepaid lease costs and could have a negative impact on our financial condition and results of operations. In addition, a partial termination of the lease could result in a penalty payment to exit the lease and non-cash write-off of prepaid lease costs which could have a negative impact on our financial condition and results of operations.
In addition, the period in which the improvement allowance was available to us to fund the build out of the Campus Headquarters ended on September 30, 2024 under the Campus Lease. Our inability to use the improvement allowance to build out the rest of the Campus Headquarters may limit us from further developing and occupying, or subleasing, assigning, or otherwise transferring the rest of the Campus Headquarters. Further, there could be unanticipated difficulties in initiating and maintaining operations at the Campus Headquarters, including, but not limited to, IT system interruptions, other infrastructure support problems or the Campus Headquarters may prove less conducive to our operations than currently anticipated. These risks could all result in operational inefficiencies or similar difficulties that could prove difficult or impossible to remedy and could have an adverse impact on our financial condition and results of operations.
Our significant indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our Notes.
As of September 28, 2024, we had approximately $1.3 billion of consolidated indebtedness and other liabilities. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion or exchange of the Notes (as defined below) which may also reduce the trading price of our common stock; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
In 2021, we issued a total of $1.15 billion aggregate principal amount of our 0% Convertible Senior Notes due 2027 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our current or future indebtedness, including the Notes, as applicable, depends on our future performance and our ability to raise additional capital, which is subject to economic, financial, competitive and other factors beyond our control. We may be unable to refinance the Notes on terms satisfactory to us, or at all. Such financing and other potential financings could result in substantial dilution to stockholders, and could result in the reduction in the trading price of our common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. Based on our current business plan, we expect that we will be required to raise additional capital to pay amounts due under our current or future indebtedness, including the Notes, and our cash needs may increase in the future. In addition, any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our product manufacturing and development, and other operations.
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
As of September 28, 2024, we had cash and cash equivalents and restricted cash of $134.9 million. In the near term, subject to our compliance with applicable laws, the applicable requirements of the New Equity Distribution Agreement and market conditions, we expect to raise additional capital through the issuance of equity securities under our New ATM Program by the end of 2024, which will result in additional dilution to our stockholders and may negatively impact the market price of our common stock. In addition, we continue to pursue alternatives to further bolster and restructure our balance sheet in 2025, through public or private equity or debt financings or other sources, including strategic collaborations. For example, on March 18, 2024, we filed the 2024 Shelf Registration Statement, which the SEC declared effective on April 12, 2024 and which replaced the 2023 Shelf Registration Statement. The 2024 Shelf Registration Statement allows us to sell, from time to time and at our discretion, Company securities having an aggregate offering price of up to $250.0 million including up to $200.0 million in shares of common stock that may be sold. Any issuance of equity or debt securities may be for cash or in exchange for our outstanding Notes, which could have a highly dilutive effect on current stockholders and could negatively affect the trading price of our common stock. In addition to resulting in additional dilution to our existing stockholders or negatively affecting the trading price of our common stock, any such potential financings may result in the imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. Furthermore, any such securities issued pursuant to potential financings may include rights that are senior to our shares of common stock. In addition, the capital markets may experience extreme volatility and disruption, including high interest rates in certain geographic regions and higher borrowing costs, which could adversely affect our liquidity and financial condition, including our ability to access the capital markets to raise capital and meet liquidity needs. We may be unable to raise additional capital for reasons including, without limitation, our operational and/or financial performance, investor confidence in us and the plant-based meat industry, credit availability from banks and other financial institutions and the status of current projects. If we cannot access the capital markets upon favorable terms or at all, it could adversely affect our business and financial position.
Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among others:
•demand in the plant-based meat category and for our products;
•our rate of revenue generation;
•the results of our review of our global operations and the successful implementation of our ongoing cost-reduction initiatives including our continued review of our operations in China, which may include scaling back or discontinuing some or all of our operations in China;
•timing to adjust our supply chain and cost structure in response to material fluctuations in product demand;
•the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets;

•our investment in and build out of our Campus Headquarters, including the timing and success of subleasing, assigning or otherwise transferring excess space or negotiating a partial lease termination at our Campus Headquarters on terms advantageous to us or at all;
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
•the timing and success of changes to our pricing architecture within certain channels including price increases of certain of our products in our U.S. retail and foodservice channels, and the mix of products sold;
•the level of trade and promotional spending to support our products appropriately;
•the expenses associated with our sales force; our management of accounts receivable, inventory, accounts payable and other working capital accounts;
•the impact of foreign currency exchange rate fluctuations on our cash balances;
•the costs associated with being a public company;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and
•the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
Additional funds may not be available when we need them, on terms that are favorable or acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:
•delay, limit, reduce or terminate our manufacturing, research and development activities; or
•delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to generate revenue and achieve profitability.
There can be no assurance that we will be able to achieve our business plan objectives or be able to achieve or maintain cash-flow positive operating results. If we are unable to generate adequate funds from operations and/or raise sufficient additional funds, we may not be able to repay our existing debt, including the Notes, continue to operate our business, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations.
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
In Europe, the Agriculture Committee of the European Parliament proposed in May 2019 to reserve the use of “meat” and meat-related terms and names for products that are manufactured from the edible parts of animals. In October 2020, the European Parliament rejected the adoption of this provision. In the absence of European Union legislation, it was unclear whether member states remained free to establish national restrictions on meat-related names. In June 2020, France adopted a law prohibiting names to indicate foodstuffs of animal origin to describe, market or promote foodstuffs containing vegetable proteins. In October 2021, France published a draft implementing decree (the “Contested Decree”) to define, for example, the sanctions in case of non-compliance with the new law, and the Contested Decree went into effect in 2022. At the time, the Company took the view that the Contested Decree did not comply with the laws of the EU, in particular the principle of free movement of goods. In July 2022, at the request of a trade association, the French High Administrative Court partially suspended the execution of the Contested Decree. The Company filed an application for annulment against the Contested Decree and intervened in favor of the trade association in their pending case against the Contested Decree. Several plant-based companies filed voluntary intervention in support of the Company’s case on April 20, 2023. On July 12, 2023, the French High Administrative Court decided to refer the case to the Court of Justice of the European Union ("CJEU"). The CJEU was asked to decide on the lawfulness of the Contested Decree banning “meaty” names for plant-based protein under EU law. The procedure before the CJEU started on August 22, 2023, and the Company filed its submission on October 31, 2023. On January 15, 2024, the CJEU closed the written procedure. The period to request an oral hearing closed on February 5, 2024.
In parallel to the litigation before the CJEU against the Contested Decree, on August 23, 2023, France published a proposal for a new decree replacing the Contested Decree (“New Decree”). The New Decree has removed some of the Contested Decree’s most open-ended language, but essentially maintains the prohibition on meaty names for plant-based proteins. The New Decree was subject to administrative review procedure by the European Commission (the EU’s executive body) and the EU member states other than France. The six-months standstill period under that procedure ended on February 23, 2024. The Company supported plant-based protein trade associations against the New Decree. On February 26, 2024, the New Decree was adopted. However, on April 10, 2024, the French High Administrative Court decided once again to postpone the applicability of the New Decree. The interim relief judge noted that there were serious doubts as to whether such national measures could be adopted based on EU law, which had already prompted the CJEU litigation.
In this context, on March 1, 2024, the CJEU requested the French High Administrative Court to provide its view on the impact of the adoption of the New Decree on the litigation against the Contested Decree, and whether it should be declared moot or it should be allowed to proceed. On March 14, 2024, the French High Administrative Court responded to the CJEU's request for information asking it to rule in the current proceedings. On April 15, 2024, the CJEU decided that the litigation against the Contested Decree would proceed, and that an oral hearing was not necessary. On October 4, 2024, the CJEU rendered its judgment.
The judgment of the CJEU determined that the manner in which the Contested Decree seeks to ban meat names for plant-based foods is unlawful under EU law. It sets a precedent on the extent to which EU Member States may regulate the naming of plant-based foods at the national level in the absence of harmonization at the EU level. In its judgment, the CJEU also ruled that “meat” is defined under EU law as “edible parts of certain animals.” The Company is taking the view that the court’s interpretation only affects the use of the term in the sales denomination on the label and not the use of the term in marketing and advertising materials. The case will now revert back to the French High Administrative Court, which is bound by the CJEU’s judgment and is expected to render its judgment later this year or in 2025.
France was the first EU member state to adopt such a law, but others followed. On December 16, 2023, an Italian law prohibiting names to indicate foodstuffs of animal origin to describe, market or promote foodstuffs containing vegetable proteins (“Italian Law”) entered into force. The Italian Law requires the Ministry of Agriculture to adopt a decree with the names that may not be used to describe plant-based products by February 16, 2024. However, on January 29, 2024, the European Commission issued a formal letter informing the Italian government that the Italian Law was adopted in violation of EU law, and is thus not applicable or enforceable. On February 28, 2024, the Italian Minister for Agriculture confirmed that the adoption of an implementing decree is currently suspended. We are not aware of any steps taken by the Italian government to adopt the implementing decree, nor have the authorities attempted to enforce the Italian Law. The judgment of the CJEU concerning the French ban will likely affect the approach taken by Italy in the future.
Separately, on December 5, 2023, Poland published a draft decree banning the use of meaty names to designate plant-based products. We are not aware of any additional developments in the legislative process. In June 2024, a Polish association of breeders requested that the Ministry of Agriculture advance the decree and regulate the use of meaty names. The judgment of the CJEU concerning the French ban will likely affect the approach taken by Poland in the future.
The CJEU judgment has provided clarification on the ability of EU Member States to adopt national legislation with respect to sales denominations for plant-based products in the absence of harmonization at the EU level. EU Member States may reflect on the CJEU judgment and take a position on whether to adopt national measures. Such measures could affect our ability to use certain terms for our plant-based products in the future.
Moreover, in light of the CJEU judgment, EU member state regulatory authorities may take action with respect to the use of the term “meat” or similar terms in advertising materials and other labeling (beyond the sales denomination), such that we are unable to use those terms with respect to our plant-based products, we could be subject to enforcement action or recall of our products marketed with these terms, we may be required to modify our marketing strategy, or required to identify our products as “imitation” in our product labels, and our business, prospects, results of operations or financial condition could be adversely affected.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended September 28, 2024, none of our directors or executive officers of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	10-Q	6/12/2019	3.1
3.2	Amended and Restated Bylaws.	8-K	2/13/2024	3.1
4.1	Form of Common Stock Certificate.	S-1/A	3/27/2019	4.1
4.2	Description of Registrant’s Securities.	10-K	3/01/2023	4.3
4.3	Indenture, dated as of March 5, 2021, between Beyond Meat, Inc. and U.S. Bank National Association, as trustee.	8-K	3/05/2021	4.1
4.4	Form of certificate representing 0% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.1 to the Form 8-K filed on March 5, 2021).	8-K	3/05/2021	4.1
10.1	First Amendment dated as of September 17, 2024 to the Lease dated January 14, 2021, by and between Registrant and HC Hornet Way, LLC.				X
10.2	Stock Ownership Guidelines for Outside Directors.				X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2024 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders' Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

BEYOND MEAT, INC.

Date:	November 7, 2024	By:	/s/ Ethan Brown
Ethan Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2024	By:	/s/ Lubi Kutua
Lubi Kutua
Chief Financial Officer, Treasurer
(Principal Financial Officer)