Form 10-K
period 2024-12-31
BEYOND MEAT, INC.
filed 2025-03-05
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of June 28, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of the registrant’s common stock as reported on the Nasdaq Global Select Market on such date, was $0.4 billion.
As of March 4, 2025, the registrant had 76,131,339 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2024 are incorporated herein by reference in Part III where indicated.

Note Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties concerning the business, products and financial results of Beyond Meat, Inc. (including its subsidiaries unless the context otherwise requires, “Beyond Meat,” “we,” “us,” “our” or the “Company”). We have based these forward-looking statements largely on our current opinions, expectations, beliefs, plans, objectives, assumptions and projections about future events and financial trends affecting the operating results and financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
•the sufficiency of our cash and cash equivalents to meet our liquidity needs, including estimates of our expenses, future revenues, capital expenditures, capital requirements, and our ability to obtain additional equity or debt financing, including the terms of any such financing, and to bolster and restructure our balance sheet;
•the availability of our ATM Program (as defined below);
•risks related to our significant debt, including our ability to repay our indebtedness, limitations on our cash flows from operating activities and our ability to satisfy our obligations under our convertible senior notes (the “Notes”); our ability to refinance the Notes; our ability to raise the funds necessary to repurchase the Notes for cash, under certain circumstances, or to pay any cash amounts due upon conversion; the significant dilution to existing stockholders that will result if we exchange any portion of our outstanding Notes for equity; provisions in the indenture governing the Notes delaying or preventing an otherwise beneficial takeover of us; and any adverse impact on our reported financial condition and results from the accounting methods for the Notes;
•a further decrease in demand, and the underlying factors negatively impacting demand, in the plant-based meat category;
•risks and uncertainties related to identifying and executing certain cost-reduction initiatives, cost structure improvements, workforce reductions and executive leadership changes, and the timing and success of reducing operating expenses and achieving and/or sustaining our profitability and financial performance objectives;
•the timing and success of narrowing our commercial focus to certain anticipated growth opportunities; accelerating activities that prioritize gross margin expansion and cash generation, including as part of our review of our global operations initiated in November 2023 (“Global Operations Review”); changes to our pricing architecture within certain channels; cash-accretive inventory reduction initiatives; and further cost-reduction initiatives;
•our ability to successfully execute our Global Operations Review and any resulting strategic plans, including the exit or discontinuation of select product lines such as Beyond Meat Jerky; the impact of non-cash charges such as provision for excess and obsolete inventory and potential additional impairment charges, write-offs and disposals of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; planned and future reductions in our workforce; and the planned suspension of our operational activities in China;
•matters relating to our El Segundo Campus and Innovation Center (“Campus Headquarters”) including, without limitation, the ability to meet our obligations under our Campus Headquarters lease (“Campus Lease”), the timing of occupancy and completion of the build-out of our remaining space, any cost
i

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
•reduced consumer confidence and changes in consumer spending, including spending to purchase our products, and negative trends in consumer purchasing patterns due to levels of consumers’ disposable income, credit availability and debt levels, and economic conditions, including due to potential recessionary and inflationary pressures;
•our inability to properly manage and ultimately sell our inventory in a timely manner, which has in the past and could in the future require us to sell our products through liquidation channels at lower prices, write-down or write-off obsolete inventory, or increase inventory provision;
•any future impairment charges, including due to any future changes in estimates, judgments or assumptions, failure to achieve forecasted operating results, weakness in the economic environment, changes in market conditions, declines in our market capitalization, failure to sublease, assign or otherwise transfer excess space or negotiate a partial lease termination at our Campus Headquarters on terms advantageous to us or at all, and the planned suspension of our operational activities in China;
•our ability to accurately predict consumer taste preferences, trends and demand and successfully innovate, introduce and commercialize new products, such as our Beyond Sun Sausage and Beyond Steak lines, and improve existing products such as our Beyond IV platform, including in new geographic markets;
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
•the impact of adverse and uncertain economic and political conditions in the U.S. and international markets, including concerns about high inflation, and changes resulting from the change in the administration in the U.S., including greater restrictions on free trade through significant increases in tariffs on raw materials, ingredients, finished goods and other products and supplies imported into the U.S. and increased uncertainty surrounding international trade policy and regulations, and trade wars;
•disruption to, and the impact of uncertainty in, our domestic and international supply chain, including labor shortages and disruption, shipping delays and disruption, the impact of tariffs on raw materials, ingredients, finished goods and other products and supplies imported into the U.S., and the impact of cyber incidents at suppliers and vendors;
•our ability to streamline operations and improve cost efficiencies, which could result in the contraction of our business and the continued implementation of significant cost cutting measures such as further downsizing and exiting certain operations, including product lines, domestically and/or abroad;

•the impact of uncertainty as a result of doing business internationally, including as a result of the planned suspension of our operational activities in China;
•the volatility of or inability to access the capital markets, including due to macroeconomic factors, geopolitical tensions or the outbreak of hostilities or war—for example, the war in Ukraine and the conflict in Israel, Gaza and surrounding areas;
•changes in the retail landscape, including our ability to maintain and expand our distribution footprint, the timing, success and level of trade and promotion discounts, our ability to maintain and grow market share and increase household penetration, repeat purchases, buying rates (amount spent per buyer) and purchase frequency, our ability to maintain and increase sales velocity of our products, and the timing and success of planned new products or recently launched products, including Beyond Steak, Beyond IV and Beyond Sun Sausage;
•changes in the foodservice landscape, including the timing, success and level of marketing and other financial incentives to assist in the promotion of our products, our ability to maintain and grow market share and attract and retain new foodservice customers or retain existing foodservice customers, and our ability to introduce and sustain offering of our products on menus;
•the timing and success of distribution expansion and new product introductions, including the timing and success of planned new products or recently launched products, such as Beyond Steak, Beyond IV and Beyond Sun Sausage, in increasing revenues and market share;
•our ability to differentiate and continuously create innovative products, respond to competitive innovation and achieve speed-to-market, including the timing and success of planned new products or recently launched products such as Beyond Steak, Beyond IV and Beyond Sun Sausage;
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
•risks associated with underutilization of capacity which have in the past and could in the future give rise to increased costs per unit, underutilization fees, termination fees and other costs to exit certain supply chain arrangements and product lines, and/or the write-down or write-off of certain equipment and other fixed assets and impairment charges;
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
•our ability to successfully enter new geographic markets, manage our international business and comply with any applicable laws and regulations, including risks associated with doing business in foreign countries, and our ability to comply with the U.S. Foreign Corrupt Practices Act (“FCPA”) or other anti-corruption laws;
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
•our ability to diversify the protein sources and avocado oil sources used for our products;
•our ability to successfully execute our strategic initiatives;
•the volatility associated with ingredient, packaging, transportation and other input costs, including due to the impact of tariffs;
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
•new or pending legislation, or changes in laws, regulations or policies of governmental agencies or regulators, both in the U.S. and abroad, affecting plant-based meat, the labeling, packaging or naming of our products, including requirements regarding nutrient content claims, or our brand name or logo;
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
•the impact of increased scrutiny from a variety of stakeholders, institutional investors and governmental bodies on environmental, social and governance (“ESG”) practices;
•our, our suppliers’ and our co-manufacturers’ ability to protect our proprietary technology, intellectual property and trade secrets adequately;
•the impact of changes in tax laws; and
•the risks discussed in Part I, Item 1A. Risk Factors, and elsewhere in this report, and those discussed in other documents we file from time to time with the Securities and Exchange Commission (“SEC”).
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “might,” “plans,” “anticipates,” “could,” “intends,” “target,” “commits,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “seek,” “would” or “continue,” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.
v

This report also contains estimates and other statistical data obtained from independent parties and by us relating to market size and growth and other data about our industry and ultimate consumers. The number of retail and foodservice outlets where Beyond Meat branded products are available was derived from rolling 52- week data as of December 2024 and excludes outlets unique to Beyond Meat Jerky, which we discontinued in 2024 as part of our Global Operations Review. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates and data.
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
Additionally, certain information we may disclose in this report or in other locations, such as on our website, is informed by the expectations of various stakeholders and third-party frameworks and, as such, may not necessarily be material for purposes of our filings under U.S. federal securities laws, even if we use the word “material” or similar language in discussing such matters. Particularly in the ESG context, for example, there are various approaches to materiality that differ from, and in many cases are more expansive than, the definition used in U.S. federal securities laws.
“Beyond Meat,” “Beyond Burger,” “Beyond Beef,” “Beyond Sausage,” “Beyond Breakfast Sausage,” “Beyond Sun Sausage,” “Beyond Meatballs,” “Beyond Chicken,” “Beyond Popcorn Chicken,” “Beyond Steak,” the Caped Steer Logo, “Cookout Classic,” ”Beyond Bakes” and “Eat What You Love” are registered or pending trademarks of Beyond Meat, Inc. in the United States and, in some cases, in certain other countries. All other brand names or trademarks appearing in this report are the property of their respective holders. Solely for convenience, the trademarks and trade names contained herein are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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
All of our products are made from simple ingredients without GMOs, no added hormones or antibiotics, and 0 mg of cholesterol per serving. As of December 2024, all of our U.S. retail products were certified Kosher and Halal. We are focused on making our products nutritionally dense, with fewer negative attributes relative to their animal protein alternatives.
As of December 2024, Beyond Meat branded products were available at approximately 129,000 retail and foodservice outlets in more than 65 countries worldwide, across mainstream grocery, mass merchandiser, club store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools. The number of retail and foodservice outlets where Beyond Meat branded products are available was derived from rolling 52-week data as of December 2024 and excludes outlets unique to Beyond Meat Jerky, which we discontinued in 2024 as part of our Global Operations Review.
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
Cost Down Strategy
A key component of achieving our long-term business strategy is to continue driving the cost of our products down over time, with the aspiration to eventually price at parity with animal-based protein. In response to the difficult environment and the negative impact of certain factors on our business and the overall plant-based meat category, beginning in 2022 we pivoted our focus toward sustainable long-term growth supported by three pillars: (1) driving margin recovery and operating expense reduction through the implementation of lean value streams across our beef, pork and poultry platforms; (2) inventory reduction and cash flow generation through more efficient inventory management; and (3) focusing on near-term retail and foodservice growth drivers while supporting strategic key long-term partners and opportunities. For clarity, lean value streams represent organizing our teams and operational approach in such a way that increases cross-functional collaboration, transparency and ownership of key business processes and initiatives, with an overarching objective of eliminating waste throughout our organization. We believe, if implemented effectively, the use of a lean value stream approach could drive faster speed-to-market of new product launches over time, which in turn could accelerate our net revenue generation, cost of goods sold reduction and gross margin expansion efforts and enable further operating expense reductions, among others.
In November 2023, we initiated our Global Operations Review, which involves narrowing our commercial focus to certain anticipated growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. These efforts have to date included, and may in the future include, the exit or discontinuation of select product lines such as Beyond Meat Jerky; changes to our pricing architecture within certain channels; cash-accretive inventory reduction initiatives; non-cash charges such as provision for excess and obsolete inventory and potential additional impairment charges, write-offs and disposals of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; planned and future reductions in our workforce; and the planned suspension of our operational activities in China. As part of this review, in November 2023, our board of directors approved a plan to reduce our workforce by approximately 65 employees, representing approximately 19% of our global non-production workforce (or approximately 8% of our total global workforce).
On February 24, 2025, our board of directors approved a plan to reduce our workforce in North America and the EU by approximately 44 employees, representing approximately 17% of our global non-production workforce (or approximately 6% of our total global workforce). The decision was based on cost-reduction initiatives intended to reduce operating expenses.
In addition, as part of our Global Operations Review, on February 24, 2025, our board of directors approved a plan to suspend our current operational activities in China, which are estimated to cease by the end of the second quarter of 2025. As part of this plan, we are reducing our workforce in China by approximately 20 employees, representing approximately 95% of our China workforce (or approximately 3% of our total global workforce). The decision was based on cost-reduction initiatives intended to reduce operating expenses. See Note 15, Subsequent Events, to the Notes to Consolidated Financial Statements included elsewhere in this report.

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
•Expand Our Product Offerings
The success of our products supports our belief that, despite a further decrease in demand in the plant-based meat category, there will continue to be significant demand for additional plant-based meat products in the long-term. We intend to strengthen our product offerings by improving the formulations for our existing portfolio of products, and by creating new products that expand the portfolio. We are continually refining our products to improve their taste, texture, aroma, appearance and nutrition profile, and to lower their cost of production. In addition, we are committed to investing in research and development to continue to innovate within our core plant-based platforms of beef, pork and poultry to create exciting new product lines.
In 2024, we launched the Beyond IV generation of products in the U.S. retail channel. The Beyond Burger IV and Beyond Beef IV generation of products feature a protein blend including yellow pea, brown rice, faba bean, and red lentil proteins as well as an oil system featuring avocado oil. These products are Clean Label Project certified, the first plant-based meat product to receive this certification. Also launched in the U.S. retail channel in 2024, the Beyond Sausage IV generation of products feature a protein blend including pea protein and rice protein as well as an oil system featuring avocado oil. This product is certified as part of the American Diabetes Association’s Better Choices for Life program. Other products launched in the U.S. retail channel in 2024 included Beyond Sun Sausage, an innovative protein option, and Beyond Bakes, a value-added meal product. In February 2025, we announced an expanded line of Beyond Steak in the U.S. retail channel.
•Continue to Grow Our Brand
We intend to continue to develop and preserve our brand and increase awareness of Beyond Meat including an increased focus on improving the health perception of Beyond Meat products with our core consumer groups. We intend to accomplish this with an intentional focus on improving our products, working with trusted leaders within nutrition and medicine, and partnering with organizations like the American Heart Association, American Cancer Society and the American Diabetes Association. We also plan to continue to further drive awareness and relevance of Beyond Meat products with a large-scale audience and create relevant content with our network of celebrities, influencers and brand ambassadors, who have successfully built significant brand awareness for us by supporting our mission and products and incorporating Beyond Meat into their daily lifestyle.

Our Products
We sell a range of plant-based meat products across our three core platforms of beef, pork and poultry. Depending on the product and channel, they are offered in ready-to-cook and ready-to-heat formats. Our products cover an entire day’s menu planning, from breakfast to dinner and snacking in between.
Our beef platform products contain protein primarily derived from one or a combination of pea protein, rice protein, faba bean protein and wheat gluten. Our 2024 introductions—Beyond Burger IV and Beyond Beef IV—are made with avocado oil and have a simplified ingredient list and continue with the tradition of 0 mg of cholesterol, no added antibiotics or hormones, and no GMOs. In 2024, Beyond Steak was the first plant-based meat product to meet the nutritional guidelines of the American Diabetes Association’s Better Choices for Life program.
Our pork platform consists of products that are intended to mimic animal-based pork in its various merchandised forms, including dinner sausage links, breakfast sausage patties and links, and ground pork. Our pork platform products include Beyond Sausage, Beyond Breakfast Sausage Patties, Beyond Breakfast Sausage Links and Beyond Sausage Crumbles. The protein content of our pork platform products is primarily derived from one or a combination of pea protein and rice protein. Our 2024 introduction—Beyond Sausage IV—is made with avocado oil and has a simplified ingredient list with 0 mg of cholesterol, no added antibiotics or hormones, and no GMOs.
Our poultry platform consists of products that are intended to mimic animal-based chicken in its various merchandised forms, including chicken tenders, chicken nuggets and popcorn chicken. Our primary products under our poultry platform include Beyond Chicken Tenders, Beyond Chicken Nuggets and Beyond Popcorn Chicken. The protein content of our poultry platform products is primarily derived from pea protein, faba bean protein and wheat gluten.
In 2024, we launched a new product innovation, Beyond Sun Sausage, not intended to replicate beef, pork or poultry but rather be its own protein option, made with protein primarily derived from one or a combination of yellow pea protein, brown rice protein, red lentil protein and faba bean protein. Beyond Sun Sausage is made with avocado oil and has 0 mg of cholesterol, no added antibiotics or hormones, and no GMOs.
In 2024, we introduced our value-added meals (“VAM”) line of products with the launch of Beyond Bakes at select U.S. retail stores. Our VAM line of products focuses on providing convenient, ready-to-heat meal options featuring Beyond Meat plant-based protein. Beyond Bakes introduce consumers to high-quality, plant-based meal solutions that are both delicious and easy to prepare.
Customers
Since the success of the Beyond Burger, we have created a strong presence at leading food retailers across the United States and abroad. As of December 2024, Beyond Meat branded products were available in approximately 27,000 retail outlets in the United States and 38,000 retail outlets internationally.
We remain focused on expanding our partnerships with foodservice customers over time, including large full-service restaurant (“FSR”) and QSR customers in the United States and abroad. As of December 2024, Beyond Meat branded products were available in approximately 38,000 foodservice outlets in the United States and 26,000 foodservice outlets internationally.
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
In each of 2024, 2023 and 2022, DOT Foods, Inc. (“DOT”) accounted for approximately 12% of our gross revenues. No other distributor or customer accounted for more than 10% of our gross revenues in 2024, 2023 or 2022.

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
We have a commitment to purchase flavor ingredients inventory which expires on December 31, 2025. As most of the raw materials we use in our flavors are readily available in the market from many suppliers, we believe that we can within a reasonable period of time make satisfactory alternative arrangements in the event of an interruption of supply from our vendors.
Manufacturing

As the first step in our manufacturing process a dry blend containing our plant protein is combined within our manufacturing facilities. The dry blend then enters our extruder, where both water and steam are added. We then use a combination of heating, cooling and variations of pressure to weave together the proteins into an architecture that mimics the texture and muscle structure of animal meat. The formed woven protein is used as the basis of all our products. Next, internally or through our co-manufacturers, we further process the woven protein by combining flavors and other ingredients, after which the final packaged product is then shipped to third party storage facilities and, ultimately, to distributors or direct to customers. In order to sustain the quality of our products, we have implemented a “define, measure, analyze, improve and control,” or DMAIC, approach to improve, optimize and stabilize our processes and design.
We depend on co-manufacturers for the manufacturing of some of our products. We continue to explore further optimization of our production capabilities domestically and abroad to produce our woven proteins, blends of flavor systems and binding systems, and finished goods.
Quality Control

In-process quality checks are performed throughout the manufacturing process, including temperature, physical dimensions and weight. We provide specific instructions to customers and consumers for storing and cooking our products. The majority of our products are transported and stored frozen. Frozen products such as Beyond Beef Crumbles, Beyond Breakfast Sausage Patties, Beyond Steak, Beyond Chicken and Beyond Bakes are intended to be prepared from their frozen state, with cooking instructions printed on all packaging.
Retail products typically sold in the meat case, such as the Beyond Burger, Beyond Sausage, Beyond Beef, Beyond Meatballs, Beyond Sun Sausage and Beyond Sausage Links, are shipped to the customer frozen. The customer is provided instructions on ‘slacking,’ which is typically done by moving frozen food to a refrigerator to allow it to slowly and safely thaw, following which retailers must apply a “use by date” sticker to the packaging prior to sale.
Distribution

From our internal manufacturing or co-manufacturing facilities, products are transferred by third party logistics providers to cold storage facilities or are directly shipped to the customer. International shipments are also handled by third party logistics providers and in some instances are organized directly by the customer. We manage shipments through transport management systems for real-time shipment tracking and visibility to coordinate our supply chain through to final distribution.
Order Fulfillment

Our customer service and logistics functions are responsible for customer-facing activities, order management, customer logistics, 3PL leadership and intra-company distribution. We utilize enterprise resource planning (ERP) systems and integration with our 3PL cloud interface platforms for these processes. Customer orders are principally transmitted via electronic data interface, but may be processed manually if necessary. Orders are accepted in our ERP systems, reviewed for accuracy and fulfillment plans are developed. When fulfillment plans are ready, orders are tendered to third party carriers. Metrics for the customer service and logistics team include order fill rates, on-time delivery, customer scorecards as needed and cost leadership. We have agreements with third party service providers for all of our shipping needs.
Sales and In-Store Activation

•Sales

As of December 31, 2024, our sales team is organized into four divisions: retail, foodservice, international and strategic partnerships. The sales team has an extensive range of experience from leading CPG, natural food, meat and plant-based meat companies. It works in close coordination with a network of global broker and distributor partners that gives us the expertise and access to accounts and markets across key global markets in an efficient and scalable fashion as we continue to seek to grow our footprint and sales globally.
Brand Marketing

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
We also partner with a network of brand ambassadors and developed a strong following with certain celebrities from the worlds of sports and entertainment who share our core values. Their organic involvement and interest are helpful to promote our overall mission and strategic partnerships. In 2023, we launched the GoBeyond RD Hub for registered dietitians (“RD”s) and nutrition experts, with the goal of supporting the RD community with an open channel for communication and an opportunity to share the latest updates and research insights on plant-based options. In 2024, we continued to deploy targeted brand campaigns to build awareness, reach new users and drive conversion. Our paid digital initiatives included social, programmatic, podcasts, out-of-home, online video, connected TV, and digital offers and rewards.
Competition
We operate in a highly competitive environment. We believe that we compete with both conventional animal-protein companies, such as Cargill, Hormel, JBS, Perdue Foods and Tyson, and also plant-based meat brands, including brands affiliated with conventional animal-protein companies and other large food operators, such as Boca Foods (Kraft Heinz), Lightlife and Field Roast (Maple Leaf Foods), Gardein (Conagra), Hungry Planet, Inc., Impossible Foods, Incogmeato/Morningstar Farms (Kellanova), Moving Mountains, Omnipork (OmniFoods), Tofurky, Sweet Earth and Awesome Burger (Nestlé S.A.), Raised & Rooted (Tyson), Happy Little Plants (Hormel), Sysco’s Simply Plant-Based Meatless Burger, The Not Company and Vegetarian Butcher (Unilever). Additionally, we face competition from companies developing alternative protein sources beyond plant-based offerings. This includes mycelium-based meat alternatives, such as Quorn, Meati and Nature’s Fynd, which leverage fermentation technology to create products with a texture and nutritional profile similar to animal proteins. Furthermore, a number of U.S. and international companies are working on developing lab-grown or “clean meat,” an animal-protein product cultivated from cells taken from animals, which could have a similar appeal to consumers as plant-based products.
We believe the principal competitive factors in our industry are:
• taste;
• price and promotion tactics;
◦nutritional profile;
• ingredients;
• texture;
• ease of integration into the consumer diet;
• low-carbohydrate, low-sugar, low-sodium, high fiber and protein;
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
Research and Development
At Beyond Meat, the Research and Development (“R&D”) team is the driving force behind the development of our groundbreaking plant-based meat products. Operating from our Innovation Center located at our Campus Headquarters, our in-house R&D team includes scientists, engineers, researchers, technicians and chefs. In every project they undertake, our R&D team is deeply committed to pioneering the future of food, with a goal of producing plant-based meat alternatives indistinguishable from their animal-based counterparts in taste, texture and nutrition.
Our R&D efforts have resulted in several industry-first innovations that have not only established new benchmarks in the plant-based meat sector but also significantly contributed to our brand's reputation as an industry leader. To ensure we maintain our competitive advantage, we implement rigorous measures to protect our intellectual property, which forms the cornerstone of our innovative edge.
The Beyond Meat Rapid and Relentless Innovation Program defines our systematic and strategic approach to product development. It is a comprehensive framework that integrates the various stages of the innovation lifecycle—ideation, prototype development, testing, refinement and commercialization. Within this framework, each functional team is assigned specific responsibilities and held accountable for their contributions. This structured process ensures that there are clear deliverables at each stage, facilitating a seamless flow from conception to market launch.
Our R&D endeavors are not limited to product innovation alone. We are equally focused on improving our manufacturing processes and quality control measures. We continuously explore new technologies and methodologies that can improve the efficiency and sustainability of our production lines, with a goal of reducing waste, cost and speed-to-market.
Product Innovation
Innovation is a core competency of ours and an important part of our growth strategy. Our goal is to identify large, animal-based meat product categories across our core plant-based platforms of beef, pork and poultry that exhibit long-term consumer trends. We then dedicate significant research and development resources to create authentic plant-based versions of these products that replicate the taste, texture, aroma and appearance of their animal-based equivalents. We have been able to leverage the success of our existing products and resulting brand equity to launch improved versions of our existing products and create new products. The success and brand equity of our existing product lineup serves as a strong foundation, enabling us to continuously introduce improved versions of our current offerings and launch new, groundbreaking products. Whether new innovation or renovation, all of our product development efforts are driven by a pursuit of excellence, a deep understanding of evolving consumer preferences and a strong commitment to health.
Seasonality
Generally, we expect to experience greater demand for certain of our products during the U.S. summer grilling season. In 2024, 2023 and 2022, U.S. retail channel net revenues during the second quarter were 21%, 10% and 16% higher than the first quarter, respectively. While we expected to continue to see additional seasonality effects in 2024, as compared to 2023, we saw more muted effects from seasonality in the third quarter of 2024 as compared to the prior-year periods and the second quarter of 2024, reflecting, in part, pricing actions in our U.S. retail and foodservice channels. In general, any historical effects of seasonality have been more pronounced within our U.S. retail channel, with revenue contribution from this channel generally tending to be greater in the second and third quarters of the year, driven by increased levels of grilling activity, higher levels of purchasing by customers ahead of holidays, the impact of customer shelf reset activity and the timing of product restocking by our retail customers. In an environment of heightened uncertainty from potential recessionary and inflationary pressures, prolonged weakness in the plant-based meat category, competition and other factors impacting our business, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.
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
As part of the development of our ESG program, in 2024 we conducted a materiality analysis to determine which ESG issues are relevant to our business, our stakeholders and society (the “ESG Materiality Analysis”). The term “materiality analysis” is common in the discussion of such assessments; however, the ESG Materiality Analysis was informed by definitions of materiality that differ from, and are in general more expansive than, the definition under the securities laws of the United States. Our discussion of the ESG Materiality Analysis or other ESG matters herein or elsewhere may include information that is not necessarily “material” for SEC reporting purposes, and is informed by various ESG standards and frameworks (including standards for the measurement of underlying data), and the interests of various stakeholders. Much of this information is subject to assumptions, estimates or third party information that is still evolving and subject to change. For example, our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable government policies or other factors, some of which may be beyond our control. We continue to work on leveraging the ESG Materiality Analysis to inform our strategy and actions under our commitment to promoting responsible and sustainable business practices within our organization.
Our focus areas for impact include:
•human health;
•climate change;
•natural resource conservation; and
•animal welfare.

Human Capital Resources
•Employees
As of December 31, 2024, we had 754 full-time employees and 54 contract workers. None of our employees is represented by a labor union. We have never experienced a labor-related work stoppage.
•Inclusion and Belonging
We value the unique talent and merit that derive from a variety of backgrounds and experience. We aspire to engender and affirm equity and inclusion through a purposeful investment in an environment where qualified individuals can succeed regardless of background. We believe our company culture thrives when different perspectives and ideas inform our strategic goals to innovate and deliver to customers of every socio-economic background. We recognize that representation and collaboration are vital components to address the challenges that face our planet. We have developed a framework of guiding principles that set the foundation for sustainable practices by reducing subjectivity and biases via data-driven decisions and promoting shared ownership for inclusive behaviors and actions across the organization.

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
We believe our intellectual property has substantial value and has contributed significantly to our business. As of December 31, 2024, we had four issued patents in the United States, nine issued patents outside the United States (U.K., Canada, China, Chile, Israel (two), Brazil, Japan and Australia), one pending patent application in the United States, five pending international patent applications and one provisional patent application.
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
Segment Information
We have one operating segment and one reportable segment, in the plant-based meat industry, offering a portfolio of revolutionary plant-based meat. Our chief operating decision maker (“CODM”), who is our Chief Executive Officer and President, reviews operating results to make decisions about allocating resources and assessing performance for the entire company. We derive revenue primarily in North America and Europe and manage the business activities on a consolidated basis. Our CODM allocates resources and assesses performance at the consolidated level.
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
In addition to federal regulatory requirements in the United States, certain states impose their own manufacturing and labeling requirements. For example, every state in which our products are manufactured requires facility registration with the relevant state food safety agency, and those facilities are subject to state inspection as well as federal inspection. Further, states can impose state-specific labeling requirements. For example, in 2018, the state of Missouri passed a law that prohibits any person engaged in advertising, offering for sale, or sale of food products from misrepresenting products as meat that are not derived from harvested production livestock or poultry. The state of Missouri Department of Agriculture has clarified its interpretation that products which include prominent disclosure that the product is “made from plants,” or comparable disclosure such as through the use of the phrase “plant-based,” are not misrepresented under Missouri law. Additional states, including Arkansas, Georgia, Mississippi, Louisiana, Oklahoma, South Dakota, Texas and Wyoming, have subsequently passed similar laws, and legislation that would impose specific requirements on the naming of plant-based meat products is currently pending in a number of other states, including Arizona and Nebraska. We believe that our products are manufactured and labeled in material compliance with existing state requirements, including the 2018 Missouri law and similarly drafted laws, and pay close attention to any developments at the state or federal level that could apply to our products and our labeling claims.
We are also subject to the laws of Australia, Canada, Hong Kong, Israel, South Africa, China, the European Union (and individual member countries) and the United Kingdom, among others, and requirements specific to those jurisdictions could impose additional manufacturing or labeling requirements or restrictions. For example, in Europe, the Agriculture Committee of the European Parliament proposed in May 2019 to reserve the use of “meat” and meat-related terms and names for products that are manufactured from the edible parts of animals. In October 2020, the European Parliament rejected the adoption of this provision. In the absence of European Union legislation, EU member states remain free to establish national restrictions on meat-related names. In October 2021, France published a draft implementing decree (the “Contested Decree”), to define, for example, the sanctions in case of non-compliance with the new law. The Contested Decree was published on June 29, 2022, and entered into force on October 1, 2022. At the time, we took the view that the Contested Decree did not comply with the laws of the EU, in particular the principle of free movement of goods. On July 27, 2022, at the request of a trade association, the French High Administrative Court partially suspended the execution of the Contested Decree, signaling serious doubts as to its lawfulness. The Company filed an application for annulment against the Contested Decree and intervened in favor of the trade association in their pending case against the Contested Decree. However, the suspension was only partial and temporary until the High Administrative Court ruled on the merits of the case. We also noted that this prohibition had not been appropriately notified to the European Commission, and that as a result, the prohibition was, in principle, non-enforceable. On July 12, 2023, the French High Administrative Court issued an intermediate judgment in the proceedings against the French meaty names ban. The Court held that there were a number of difficulties interpreting EU law which would be decisive for the resolution of the case. For that reason, the French High Administrative Court referred the case to the Court of Justice of the European Union (“CJEU”), which is the highest court in the EU and can issue a legally binding interpretation of EU law valid in all 27 EU member states, including France. The French High Administrative Court is bound to follow judgments of the CJEU. The procedure before the CJEU started on August 22, 2023, and the Company filed its submission on October 31, 2023. On January 15, 2024, the CJEU closed the written procedure. The period to request an oral hearing closed on February 5, 2024. Meanwhile, on August 23, 2024, France published a proposal for a new decree replacing the Contested Decree (the “New Decree”) which essentially maintained the prohibition on meaty names for products containing a certain percentage of plant-based proteins. Following a mandatory six-month standstill review period by the EU, the New Decree was adopted on February 26, 2024. However, on April 10, 2024, the French High Administrative Court suspended its application, citing serious doubts over its compatibility with EU law. These concerns were already part of the ongoing litigation before the CJEU regarding the original Contested Decree. On March 1, 2024, the CJEU requested the French High Administrative Court to provide its view on the impact of the adoption of the New Decree on the litigation against the Contested Decree, and whether it should be declared moot or it should be allowed to proceed. On March 14, 2024, the French High Administrative Court responded to the CJEU's request for information asking the latter to rule in the proceedings. On April 15, 2024, the CJEU decided that the litigation against the Contested Decree would proceed, and that an oral hearing was not necessary. On October 4, 2024, the CJEU ruled that the Contested Decree’s ban on meat names for plant-based foods was unlawful under EU law, setting a precedent on the extent to which EU member states may regulate the naming of plant-based foods at the national level in the absence of harmonization at the EU level. Following the CJEU’s judgment, the case was referred back to the French High Administrative Court, which, on January 28, 2025, annulled the Contested Decree and the New Decree. Separately, in October 2021, the Turkish authorities challenged the use of the Caped Longhorn superhero logo, as well as the name “Beyond Meat,” alleging that the consumer is misled as to the characteristics of our products. The local distributor has made a submission that this is an unlawful restriction under the EU-Turkey Free Trade Agreement. In December 2021, the Turkish authorities rejected this submission, and held that references to “plant-based” in combination with “meat” would mislead the consumer. In December 2023, Italy adopted a law prohibiting names to indicate foodstuffs of animal origin to describe, market or promote foodstuffs containing vegetable proteins, following the French example. Also in December 2023, Poland published a draft decree banning the use of meaty names to designate plant-based products. In December 2024, South Africa issued proposed draft regulations governing the sale of plant-based meat and other meat analogues. We are actively monitoring these developments, but if adopted, they may require us to change our labeling and advertising.
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
Our Website and Availability of SEC Reports and Other Information
We maintain a website at the following address: www.beyondmeat.com. The information on our website is not incorporated by reference in this report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
We make available on or through our website certain reports and amendments to those reports we file with or furnish to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended

(the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the website is http://www.sec.gov.
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
ITEM 1A. RISK FACTORS.
Risk Factor Summary

We are providing the following summary of the risk factors contained in this report to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors immediately following this summary as well as the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Note Regarding Forward-Looking Statements,” and our consolidated financial statements and related notes, before deciding whether to invest in shares of our common stock. The risks and uncertainties described in this report may not be the only ones we face. If any of the risks actually occurs, our business, financial condition, operating results, cash flows and prospects could be materially and adversely affected. In this case, the trading price of our common stock would likely decline and you might lose part or all of your investment in our common stock. These risks and uncertainties include, but are not limited to, the following:
•Risks Related to Our Business, such as, adverse and uncertain economic and political conditions in the U.S. and international markets, including concerns about high inflation, and changes resulting from the change in the administration in the U.S., including greater restrictions on free trade through significant increases in tariffs on raw materials, ingredients, finished goods and other products and supplies imported into the U.S. and increased uncertainty surrounding international trade policy and regulations, and trade wars; risks associated with potential inflationary price pressures including the effects of higher interest rates; our history of losses and ability to achieve or sustain profitability; reduced consumer confidence and changes in consumer spending and negative trends in consumer purchasing patterns; a further decrease in demand, and the underlying factors negatively impacting demand in the plant-based meat category; identifying and executing certain cost-reduction initiatives, cost structure improvements, workforce reductions and executive leadership changes, and the timing and success of reducing operating expenses and achieving and/or sustaining our profitability and financial performance objectives; the timing and success of narrowing our commercial focus to certain anticipated growth opportunities; accelerating activities that prioritize gross margin expansion and cash generation, including as part of our Global Operations Review; changes to our pricing architecture within certain channels; cash-accretive inventory reduction initiatives; and further cost-reduction initiatives; our ability to successfully execute our Global Operations Review and any resulting strategic plans, including the exit or discontinuation of select product lines such as Beyond Meat Jerky, the impact of non-cash charges such as provision for excess and obsolete inventory and potential additional impairment charges, write-offs and disposals of fixed assets, and losses on sale and write-down of fixed assets, further optimization of our manufacturing capacity and real estate footprint, planned and future reductions in our workforce, and the planned suspension of our operational activities in China; the substantial non-cash impacts resulting from our Global Operations Review; our ability to accurately forecast demand for our products; our ability to utilize our capacity efficiently or accurately plan our capacity requirements; our ability to sell our inventory in a timely manner which may require us to sell our products through liquidation channels at lower prices, write-down or write-off obsolete inventory, or increase inventory provision; our ability to forecast future results of operations and financial goals or targets; our ability to estimate market opportunity and forecast market growth; our reliance on a limited number of third party suppliers and our ability to procure sufficient high quality raw materials; disruptions to our supply chain; limited availability of pea protein and avocado oil that meets our standards; our limited number of distributors; consolidation of customers, loss of a significant customer or our inability to acquire new customers; loss of one or more of our co-manufacturers; damage or disruption at our internal or co-manufacturing facilities; difficulties expanding into new markets; slow, declining or negative revenue growth rates; revenue and earnings fluctuations; seasonal fluctuations; delays in product delivery by third party transportation providers; failure to retain our senior management and attract and retain employees; use of professional employer organizations to employ certain of our international employees; interruption in services provided by third party service providers; failure of acquisitions or investments to be efficiently integrated; our ESG practices and reporting of such matters; accounting estimate risks; risks from changes in estimating judgments and assumptions used in the preparation of financial statements in accordance with GAAP or any future impairment charges; technological changes that might impact our products and/or business; and risks stemming from workplace accidents or safety incidents.
•Risks Related to Our Products, such as, incidents of food safety and food-borne illnesses or advertising or product misbranding; reduction in sales of the Beyond Burger; changing consumer preferences; failure to introduce new products or successfully improve existing products; our ability to accurately predict consumer taste preferences and respond quickly to new trends; risks related to price increases of our products and volatility of ingredient and packaging costs.
•Risks Related to Our Industry and Brand, such as, increased competition in our market and new market entrants; continued decrease in demand in the plant-based meat category; harm to our brand or reputation due to real or perceived quality or health issues with our products; and failure to develop and maintain our brand.
•Risks Related to Our International Operations, such as, business, regulatory, political, financial and economic risks of doing business in Canada, China and Europe, including as a result of the timing and success of the planned suspension of our operational activities in China; foreign exchange rate fluctuations; trade policies, treaties, government regulations and tariffs, and potential violations of the FCPA and other anti-corruption laws.
•Risks Related to Our Investments, such as, our international manufacturing operations, including the planned suspension of our operational activities in China; and our ownership of real property;
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
•Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital, such as, delays or cost overruns associated with the build out of our new Campus Headquarters and the impact of workforce reductions or other cost-reduction initiatives on our space demands; our ability to build out or occupy the rest of the Campus Headquarters and to negotiate a partial lease termination or sublease, assign or otherwise transfer the unoccupied space; failure to meet our significant lease obligations or risks related to excess space capacity under our leases due to workforce reductions or other cost-reduction initiatives; risks related to our significant indebtedness and liabilities, including the Notes, and our ability to bolster and restructure our balance sheet; inability to access restricted cash that collateralizes letters of credit; sufficiency of our cash and cash equivalents to meet our liquidity needs; and failure to obtain additional financing or access capital markets to achieve our goals, through the ATM Program or otherwise.
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
•General Risk Factors, such as, high volatility in our share price; reduction in our share price due to a substantial number of sales or issuances; decline in our share price and trading volume due to adverse or misleading opinions by securities or industry analysts regarding our business; no history of paying dividends or plans to pay dividends to our stockholders in the foreseeable future; provisions included in our charter documents to delay or prevent a change in control of our company; limitation of stockholders’ ability to obtain a favorable judicial forum for disputes due to the exclusive forum provision in our restated certificate of incorporation and forum selection provision in our amended and restated bylaws; and limitation of our ability to utilize our federal net operating loss and tax credit carryforwards.
Risk Factors
Risks Related to Our Business
Disruptions in the worldwide economy, including an economic recession, downturn, periods of rising or high inflation or economic uncertainty, have adversely affected and may continue to adversely affect our business, results of operations and financial condition.
The global economy can be negatively impacted by a variety of factors such as the spread or fear of spread of contagious diseases (such as the COVID-19 pandemic, other pandemics, epidemics or other public health crises) in locations where our products are sold, man-made or natural disasters, severe weather, actual or threatened hostilities or war, terrorist activity, political unrest or uncertainties (including those resulting from the recent U.S. presidential and congressional elections), civil strife and other geopolitical uncertainty. Such adverse and uncertain economic conditions may impact distributor, retailer, foodservice and consumer demand for our products. For example, in connection with the war in Ukraine, governments in the U.S., U.K. and the EU have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. In addition, the intensity, duration and economic effects of the conflict in Israel, Gaza and surrounding areas are difficult to predict. The uncertainty resulting from the military conflicts in Europe and the Middle East have given rise and may continue to give rise to increases in costs of goods and services, scarcity of certain ingredients, increased trade barriers or restrictions on global trade and may increase volatility in financial and capital markets, which may make it more difficult for us to raise additional capital. Further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which could adversely affect our business and/or our supply chain, our international subsidiaries, business partners or customers in the broader region, including potential destabilizing effects that such conflicts may pose for the European continent, the Middle East or the global oil and natural gas markets. In addition, our ability to manage normal commercial relationships with our suppliers, co-manufacturers, distributors, retailers, foodservice customers, consumers and creditors may suffer. Political environments, for example the recent change in administration in the U.S., may create uncertainty with respect to, and could result in additional changes in, legislation, regulation, international relations and government policy, or could result in possible civil unrest or other disturbances.
The United States has recently signaled its intention to change U.S. trade policy, including potentially renegotiating or terminating existing trade agreements and leveraging tariffs. For example, the current U.S. presidential administration recently announced the implementation of a 25% additional tariff on imports from Canada and Mexico and a 20% additional tariff on imports from China. In response to the U.S. tariffs, China, Canada and Mexico announced plans for their own tariffs on American products. If such increased or additional tariffs or other restrictions, quotas, embargoes, or safeguards are placed on goods imported into the United States, or any related counter-measures are taken by other countries, we may have to raise our prices or increase inventory levels, or find new sources of supply for products that we import. There is no assurance that we would be able to pass on any cost increases, in full or at all, to our customers, and/or we could lose customers in countries such as Canada due to anti-American sentiment, any of which could materially affect our revenue, gross margin and results of operations.
Any trade wars, through the implementation of tariffs or otherwise, or a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies may adversely affect our business, including by impacting (a) our supply chain for our operations as well as third parties with whom we do business, (b) negatively affecting the prices of and demand for the Company’s products and (c) the macroeconomic markets at large. For example, we source substantially all of our pea protein and manufacture some of our products in Canada and such ingredients and products may be subject to tariffs upon import into the U.S., which may negatively impact prices and demand for our products. In addition, prices and demand for our products manufactured in the U.S. may also be negatively affected by trade wars.
We cannot predict future trade policy and regulations in the United States and other countries, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or raw materials used in our products imported into the United States or other countries, or create adverse tax consequences, the sales, cost or gross margin of our products may be adversely affected and the demand from our customers for products may be diminished. Uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending.
As global economic conditions continue to be volatile or uncertain and potential recessionary or inflationary pressures exist, trends in consumer discretionary spending also remain unpredictable and subject to changes. We have seen consumers shift purchases to lower-priced or other perceived value offerings during economic downturns as a result of various factors, including job losses, inflation, higher taxes, reduced access to credit, change in federal economic policy and recent international trade disputes. In particular, consumers have reduced the amount of plant-based food products that they purchase where there are conventional animal-based protein offerings, which generally have lower retail prices. In addition, consumers may choose to purchase private label products rather than branded products because they are generally less expensive. A decrease in consumer discretionary spending may also result in consumers reducing the frequency and amount spent on food prepared away from home. Distributors, retailers and foodservice customers have become more conservative in response to these conditions and have sought to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailers and foodservice customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. Decreases in demand for our products without a corresponding decrease in costs has put downward pressure on gross margin and has negatively impacted, and may continue to negatively impact, our financial results. Prolonged unfavorable economic conditions or uncertainty would likely have an adverse effect on our sales and profitability.
We have a history of losses, and we may be unable to achieve or sustain profitability.
We have experienced net losses in almost every period since our inception. In 2024, 2023 and 2022, we incurred net losses of $160.3 million, $338.1 million and $366.1 million, respectively. Although we decreased our operating expenses year-over-year in 2024 and 2023, over time our operating expenses and capital expenditures may increase as we hire additional employees; support our strategic and other QSR customer relationships; innovate and commercialize products; build our brand, expand our marketing channels and drive consumer adoption of our products; optimize our production capacity through our own internal production facilities, domestically and abroad; continue building out our Campus Headquarters, including the timing and success of subleasing, assigning or otherwise transferring excess space or negotiating a partial lease termination at our Campus Headquarters on terms advantageous to us or at all; increase our customer base, supplier network and co-manufacturing partners; scale production across distribution channels; pursue geographic expansion; and enhance our technology and production capabilities. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues and margins sufficiently to offset the anticipated higher expenses, particularly in light of some of the other challenges we face, for example prolonged, weakened demand within the plant-based meat category and broad macroeconomic headwinds. We incur significant expenses in developing our innovative products, building out our facilities, securing an adequate supply of raw materials, obtaining and storing ingredients and other products, and marketing the products we offer. In addition, many of our expenses, including some of the costs associated with our existing and any future manufacturing facilities, are fixed. Accordingly, we may not be able to successfully implement our long-term growth strategy or achieve or sustain profitability, and we may incur significant losses for the foreseeable future.
Weakness in the plant-based meat category, combined with our volume losses, has had a negative impact on our sales and profits.
Our operating environment continues to be negatively affected by several challenges, including, but not limited to, prolonged, weakened demand in the plant-based meat category overall, particularly in the refrigerated subsegment, among others, adverse changes in consumer taste and perceptions about plant-based meat, broad macroeconomic headwinds including elevated levels of inflation, higher interest rates, waning consumer confidence and potential recessionary concerns, and competitive activity in the plant-based meat category. Consumer demand for plant-based meat products has continued to decline in the U.S. and has softened in certain international markets.
Partly as a result of this weak demand, we have experienced volume losses and declines from historical levels, which has negatively impacted our sales and profitability. We expect that demand-related challenges will continue to have a negative impact on our sales and profitability and, as a result, our results of operations and financial condition, in the future, particularly if we are not able to continue reducing our costs quickly and significantly enough to offset the lost volume and attain and maintain a profitable customer and product sales mix. A continued decrease in consumer demand for plant-based meat, or a further prolonged decrease, would likely have a material adverse effect on our profits, business, financial condition and results of operations.
Our strategic initiatives to improve our cost structure could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions, including achieving and/or sustaining our profitability and financial performance objectives.
In November 2023, we initiated our Global Operations Review, which involves narrowing our commercial focus to certain anticipated growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. These efforts have to date included, and may in the future include, the exit or discontinuation of select product lines such as Beyond Meat Jerky; changes to our pricing architecture within certain channels; cash-accretive inventory reduction initiatives; non-cash charges such as provision for excess and obsolete inventory and potential additional impairment charges, write-offs and disposals of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; planned and future reductions in our workforce; and the planned suspension of our operational activities in China.
Our Global Operations Review, cost structure improvement measures, cost-reduction initiatives, workforce reductions, suspension of our operational activities in China, and the timing and success of reducing operating expenses and achieving and/or sustaining our profitability and financial performance objectives are subject to many risks and uncertainties. For example, the charges associated with our recent reductions-in-force may be greater than anticipated, and we may be unable to realize the contemplated benefits of any of the foregoing. Additionally, our ability to make progress toward reducing operating expenses and achieving and/or sustaining our profitability and financial performance objectives is dependent on a number of assumptions and uncertainties, including, without limitation, demand in the plant-based meat category and for our products, which has continued to decline; our ability to both raise capital and reduce costs and achieve and/or sustain positive gross margin; our ability to grow revenues and meet operating expense reduction targets, which may be subject to factors beyond our control; timing of capital expenditures; and our ability to monetize inventory and manage working capital. The other risks described in this report may also hinder our ability to implement our strategic initiatives. As a result, we cannot guarantee that we will achieve and/or sustain our profitability and financial performance objectives in the future, whether on our expected timelines, or at all.
We may also be subject to additional unexpected costs, negative impacts on our cash flows from operating activities, employee attrition and adverse effects on employee morale and potential failure to meet operational and growth targets due to the loss of employees, any of which may impair our ability to achieve anticipated results from our operations or otherwise adversely affect our business. Additionally, as we are operating our business with fewer employees, we face additional risk that we might not be able to execute on our strategic plans and product roadmap, which may have an adverse effect on our business, financial condition and operating results.
As we continue to identify areas of cost savings and operating efficiencies, we may consider implementing further measures to help streamline operations and improve cost efficiencies, which could result in the contraction of our business and the continued implementation of significant cost cutting measures such as further downsizing and exiting certain operations, including product lines, domestically and/or abroad. Any resource realignment, or decision to limit investment in or dispose of or otherwise exit or discontinue product lines or businesses, may result in loss of significant revenues and investments and/or the recording of charges, such as write-offs, further workforce reduction or restructuring costs, charges relating to consolidation of excess facilities or capacity underutilization, exit of co-manufacturing or other arrangements including risk of commercial disputes and other termination and exit costs, lease exit or other related costs, contract termination charges, or claims from third parties. Underutilization or cessation of our manufacturing facilities could adversely affect our gross margin and other operating results and we may be required to terminate or make penalty payments under certain supply chain arrangements, close or idle facilities, write down our long-lived assets, or shorten the useful lives and accelerate depreciation of our assets, which would increase our expenses. In addition, our strategic initiatives may not be adequate to support the long-term operations of our business, particularly under adverse circumstances. Furthermore, we may not be successful in implementing these initiatives or realizing our anticipated savings and efficiencies, including as a result of factors beyond our control. For example, we may not be able to build out or occupy the rest of the Campus Headquarters and are considering subleasing, assigning or otherwise transferring the unoccupied space, or negotiating a partial lease termination but may be unable to enter into or negotiate such an agreement or partial termination, which could have an adverse effect on our operating and financial results. An agreement to partially terminate, sublease, assign or otherwise transfer the unoccupied part of the Campus Headquarters would be subject to certain risks and uncertainties. For example, the agreement may not be completed on terms advantageous to us because the rental rate we receive under the agreement may not fully cover the rental rate we pay under the Campus Lease for the same space or our subtenants may fail to make lease payments, which may result in impairment charges for right-of-use assets and prepaid lease costs and could have a negative impact on our financial condition and results of operations. In addition, a partial termination of the lease could result in a penalty payment to exit the lease and non-cash write-off of prepaid lease costs, the amounts of which could be material and which could have a negative impact on our financial condition and results of operations.
If we are unable to realize the anticipated savings and efficiencies of our cost-reduction initiatives and related strategic initiatives, our operating and financial results would be adversely affected and could differ materially from our expectations.
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
Consumer demand for plant-based meat products has continued to decline in the U.S. and has softened in certain international markets. For example, in 2024, our U.S. market and channels were negatively impacted by a continued decrease in demand in the category and for our products. If consumer demand for plant-based meats continues to decrease, or if any such decrease is further prolonged, demand for our products by our customers may also continue to decrease. Weakness in the category has had a material adverse effect on our business, financial condition and results of operations, and continued or worsening weakness would likely have a similar or greater effect, which would in turn make it difficult to accurately predict and forecast demand.
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
If we overestimate our demand and overbuild our capacity or inventory, as we have done in certain periods in the past, we may have significantly underutilized assets. Underutilization of our manufacturing and/or co-manufacturing facilities can adversely affect our gross margin and other operating results. If demand for our products experiences a prolonged decrease, we may be required to terminate or make penalty payments under certain supply chain arrangements, close or idle facilities, write down our long-lived assets, or shorten the useful lives and accelerate depreciation of our assets, which would increase our expenses. For example, in 2023 and 2022, lower than anticipated revenues negatively impacted our capacity utilization, which resulted in the Company incurring underutilization fees and termination fees that were required in order to exit certain supply chain arrangements.
If demand does not materialize at the rate forecasted, we may not be able to scale back our manufacturing expenses or overhead costs quickly enough to correspond to the lower than expected demand. This could result in lower margins and adversely impact our business and results of operations. Additionally, if product demand continues to decrease or stays flat or we fail to forecast demand accurately, our results may be adversely impacted due to higher costs resulting from lower manufacturing utilization, causing higher fixed costs per unit produced. Further we may be required to recognize excess or obsolete inventory write-off charges, or excess capacity charges. We routinely monitor and recognize excess or obsolete inventory write-off charges when appropriate, which has negatively impacted our results of operations. For example, in 2023, we recorded incremental provision for excess and obsolete inventory in the amount of $38.0 million primarily arising from our Global Operations Review.
If we are unable to sell our inventory in a timely manner, it could become obsolete, which could require us to write-down or write-off obsolete inventory, which could harm our operating results.
There is a risk that we may be unable to sell our inventory in a timely manner to avoid it becoming obsolete. If we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, we would be required to increase our inventory provision or write-off obsolete inventory and our operating results could be substantially harmed. Alternatively, we may be required to mark down certain products to sell any excess inventory or to sell such inventory through liquidation channels at significantly lower prices, which would negatively impact our business and operating results. For example, in the years ended December 31, 2023 and 2022, our net revenues were negatively impacted by strategic promotional discounts and our gross profit was negatively impacted by write-down of inventory, among other factors, which increased costs per pound.
Our ability to accurately forecast our future results of operations is subject to many risks and uncertainties and our operating and financial results could differ materially from our expectations.
Our ability to accurately forecast our future results of operations is limited by and dependent on a number of risks and uncertainties, including those described in this report. Our historical revenue growth should not be considered indicative of our future performance. Our revenue growth has declined and could continue to decline or slow for a number of reasons, including but not limited to weak demand in the plant-based meat category and for our products, other macroeconomic factors such as high inflation, higher interest rates and potential recessionary concerns, reduced consumer confidence and changes in consumer preferences or spending and competitive activity from our market competitors and new market entrants. In fact, net revenues decreased to $326.5 million in the year ended December 31, 2024 from $343.4 million in the prior year, representing a 4.9% decrease. If we are unable to execute our cost-down initiatives, we may not be able to compete effectively in our market and demand for our products may continue to slow, either of which could continue to adversely affect our revenues and margins. If our assumptions regarding these risks and uncertainties and our future revenue generation are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.
From time to time, we may release earnings guidance, financial goals or other forward-looking statements in our earnings releases, earnings conference calls or otherwise regarding our future performance that represent our management’s estimates as of the date of the release. Some or all of the assumptions of any future guidance or financial goals that we furnish may not materialize or may vary significantly from actual future results. For example, our ability to make progress toward reducing operating expenses and achieving and/or sustaining our profitability and financial performance objectives is dependent on a number of assumptions and uncertainties, including, without limitation, demand in the plant-based meat category and for our products, which has continued to decline; our ability to both raise capital and reduce costs and achieve and/or sustain positive gross margin; our ability to grow revenues and meet operating expense reduction targets, which may be subject to factors beyond our control; timing of capital expenditures; and our ability to monetize inventory and manage working capital. The other risks described in this report may also cause our actual future results to differ.

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
We rely on a limited number of vendors, a portion of whom are located internationally, to supply us with raw materials. In some instances, we purchase raw materials from a single source and may be at an increased risk for supply disruptions. Our financial performance depends in large part on our ability to arrange for the purchase of raw materials in sufficient quantities at competitive prices. We have entered into a multi-year sales agreement for plant-based protein with one of our pea protein suppliers pursuant to which we are required to purchase specified minimum monthly and semi-annual quantities through the term. Aside from this agreement and a few select others, we are not assured of continued supply or pricing of raw materials. For example, we do not currently have a long-term supply agreement for avocado oil. Any of our other suppliers could discontinue or seek to alter their relationship with us. We have in the past experienced interruptions in the supply of pea protein from one supplier that resulted in delays in delivery to us. We could experience similar delays in the future from any of our suppliers. Any disruption in the supply of pea protein or other raw materials, such as avocado oil, may have a material adverse effect on our business if we do not have sufficient stocks on hand or if we cannot replace these suppliers in a timely manner, on commercially reasonable terms, or at all.
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
Events that adversely affect our suppliers of pea protein and other raw materials, such as avocado oil, could impair our ability to obtain raw material inventory in the quantities at competitive prices that we desire. Such events include problems with our suppliers’ businesses, finances, labor relations and/or shortages, strikes or other labor unrest, ability to import raw materials, product quality issues, costs, production, insurance and reputation, as well as local economic and political conditions, restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and trade protection measures, including export/import duties and quotas and customs duties and tariffs, adverse fluctuations in foreign currency exchange rates, changes in legal or regulatory requirements, border closures, disease outbreaks or pandemics (such as COVID-19), acts of war, terrorism, natural disasters, fires, earthquakes, flooding, severe weather, agricultural diseases or other catastrophic occurrences. For example, substantially all of our pea protein is sourced from Canada. In February 2025, the United States announced additional tariffs on imports from Canada. Any imposition or increase in tariffs on Canadian imports into the United States could potentially lead to increased costs and potential supply chain disruptions for this ingredient. We continuously seek alternative sources of protein to use in our products, but we may not be successful in diversifying the raw materials we use in our products.

If we need to replace an existing supplier, there can be no assurance that supplies of raw materials will be available when required on acceptable terms, or at all, or that a new supplier would allocate sufficient capacity to us in order to meet our requirements, fill our orders in a timely manner or meet our strict quality standards.
In 2023, we began sourcing avocado oil. Avocado oil is a globally sourced ingredient, however, if we are unable to source avocado oil from preferred regions or suppliers, we may need to diversify our sourcing, which may result in adverse impacts on cost, quality or other aspects of our products or business. There are also increasing expectations that companies monitor and address aspects of the environmental, social and geographic provenance of their products, including inputs from their supply chain.
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
Many retailers and foodservice providers purchase our products through distributors who purchase, store, sell, and deliver our products to retailers and foodservice providers. In each of 2024, 2023 and 2022, DOT accounted for approximately 12% of our gross revenues. Since these distributors act as intermediaries between us and the retailers and foodservice providers, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with them that ensure future sales of our products. If we lose one or more of our distributors and cannot replace the distributor in a timely manner or at all, our business, results of operation and financial condition may be materially adversely affected.
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
Since June 2018, we have acquired internal manufacturing facilities by purchase or lease in the United States, China and the Netherlands. Any substantial delay in bringing these facilities up to full production on our current schedule may hinder our ability to produce all of the product needed to meet orders and/or achieve our expected financial performance. Opening, maintaining and operating these facilities has required, and will continue to require, additional capital expenditures and the efforts and attention of our management and other personnel, which has and will continue to divert resources from our existing business or operations. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues and margins sufficiently to offset the anticipated higher expenses. Additionally, our inability to hire and retain skilled employees at these facilities will severely hamper our expansion plans, product development and manufacturing efforts. The unemployment rate in the Columbia, Missouri market and the Devault, Pennsylvania market were both 2.4% as of December 2024 and labor market conditions remain relatively tight. As a result, we currently rely on temporary workers in addition to full-time employees, and in the future, we may be unable to attract and retain employees with the skills we require, which could impact our ability to expand our operations. Even if our facilities are brought up to full production according to our current schedule, it may not provide us with all of the operational and financial benefits we expect to receive.
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
Since 2022, our revenue growth and revenues have slowed or declined, with periods of negative growth, and may continue to slow or decline further in future periods due to a number of potential factors, including without limitation, macroeconomic issues including inflation and higher interest rates, recessionary concerns, and potential impacts on consumer and customer behavior, and demand levels, increasing competition, market saturation, slowing demand for our offerings, prolonged weakness in the plant-based meat category, increasing regulatory costs and challenges and failure to capitalize on growth opportunities.
Our revenues and earnings may fluctuate as a result of our promotional activities.
We routinely offer sales discounts and promotions through various programs to customers and consumers which may result in reduced margins. These programs include rebates, temporary on-shelf price reductions, off- invoice discounts, retailer advertisements, product coupons and other trade activities. In addition, we have made changes in our pricing architecture including price increases of certain of our products in our U.S. retail and foodservice channels, and may in the future make changes, which may have a negative impact on our net revenues, gross profit, gross margin and profitability, impacting period-over-period results. We continue to face increasing competition across all channels, and expect that trend to continue, especially as additional plant-based meat product brands continue to enter the marketplace and if consumers continue to trade down among proteins in the context of significant inflationary pressure. Moving forward we expect to continue to invest in promotional discounting to address the current consumer trend with more targeted key selling period activations that we expect will allow us to scale back overall trade spending and continue to build brand awareness and increase consumer trials of our products. Although these actions are intended to build brand awareness and increase consumer trials of our products, they have had and are likely to continue to have a negative impact on our net revenues, gross profit, gross margin and profitability, impacting period-over-period results.

Fluctuations in our results of operations for our second and third quarters may impact, and may have a disproportionate effect on our overall financial condition and results of operations.
Our business is subject to seasonal fluctuations that may have a disproportionate effect on our results of operations. Generally, we expect to experience greater demand for certain of our products during the U.S. summer grilling season. In 2024, 2023 and 2022, U.S. retail channel net revenues during the second quarter were 21%, 10% and 16% higher than the first quarter, respectively. While we expected to continue to see additional seasonality effects in 2024, as compared to 2023, we saw more muted effects from seasonality in the third quarter of 2024 as compared to the prior-year periods and the second quarter of 2024, reflecting, in part, pricing actions in our U.S. retail and foodservice channels. In general, any historical effects of seasonality have been more pronounced within our U.S. retail channel, with revenue contribution from this channel generally tending to be greater in the second and third quarters of the year, driven by increased levels of grilling activity, higher levels of purchasing by customers ahead of holidays, the impact of customer shelf reset activity and the timing of product restocking by our retail customers. Any factors that harm our second and third quarter operating results, including disruptions in our supply chain, adverse weather or unfavorable economic conditions, may have a disproportionate effect on our results of operations for the entire year. In an environment of heightened uncertainty from potential recessionary and inflationary pressures, prolonged weakness in the plant-based meat category, competition and other factors impacting our business, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.
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

From time to time, there may be changes in our executive leadership team and senior management as a result of the hiring, departure or realignment of key personnel, and such changes may impact our business. Over the last few years, we have had several changes to our executive leadership team and senior management, including as a result of organizational changes based on cost-reduction initiatives. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure the timely and suitable replacement and a smooth transition could hinder our strategic planning, business execution and future performance. In particular, these or any future leadership transitions may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives and have the potential to disrupt our operations and relationships with employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. If we are unable to successfully integrate new executive leadership team members and senior management, our operations may be adversely affected and we may not be able to achieve our operating objectives.
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
In 2023, we reduced our workforce by approximately 65 employees, representing approximately 19% of our global non-production workforce (or approximately 8% of our total global workforce). On February 24, 2025, our board of directors approved a plan to reduce our workforce in North America and the EU by approximately 44 employees, representing approximately 17% of our global non-production workforce (or approximately 6% of our total global workforce). In addition, as part of our Global Operations Review, on February 24, 2025, our board of directors approved a plan to suspend our current operational activities in China, which are estimated to cease by the end of the second quarter of 2025. As part of this plan, we are reducing our workforce in China by approximately 20 employees, representing approximately 95% of our China workforce (or approximately 3% of our total global workforce). Any similar reductions in force may adversely affect employee morale, our culture and our ability to attract and retain critical employees. They may also negatively impact our ability to pursue new initiatives due to insufficient resources and personnel. We may be unsuccessful in distributing duties and obligations of impacted employees among the remaining employees. We also may not realize the anticipated benefits and cost savings of any reductions in force and may suffer unintended consequences, such as the loss of institutional knowledge, higher than expected employee turnover and significant disruptions in our day-to-day operations. If we are unable to realize the expected operational efficiencies or cost savings from the reductions in force, or if we experience significant adverse consequences as a result, our business, financial conditions and results of operations may be adversely affected. See Note 15, Subsequent Events, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Some of our international employees are employed by professional employer organizations.
Our human resources, payroll and employee benefits functions are not performed by a professional employer organization (“PEO”) for employees in the United States, although we contract with non-U.S. PEOs to perform the same functions for the majority of our employees outside the United States. Although we recruit and select our workers, each of these workers is also an employee of record of the relevant non-U.S. PEO. As a result, these workers are compensated through the relevant PEO, are governed by the work policies created by the relevant PEO and receive their annual wage statements and other payroll or labor related reports from the relevant PEO (e.g., T-4s for employees in Canada). This relationship permits management to focus on operations and profitability rather than payroll administration, but this relationship also exposes us to some risks. Among other risks, if any of the non-U.S. PEOs fail to adequately withhold or pay employer taxes or to comply with applicable laws, we may be held liable for such violations notwithstanding any indemnification provisions with the non-U.S. PEOs. In certain non-U.S. jurisdictions, the worker may be deemed a direct employee and the potential liability for any non-compliance with applicable laws increases depending on whether a company has an entity or other corporate presence in the country, among other factors set forth under applicable local laws.
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
There is an increased focus from lawmakers, regulators, investors, customers, employees and other stakeholders on corporate ESG practices, including climate change and human capital, and related ESG disclosure requirements. Expectations regarding ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain products, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition or results of operations. In addition, standards for tracking and reporting ESG matters continue to evolve, and our business may be impacted by new laws, regulations or investor criteria in the U.S., Europe and around the world related to ESG. These legal and regulatory requirements, as well as investor expectations related to ESG practices and disclosures are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with.
While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications or goals, among others) to improve the ESG profile of our company and/or products, such initiatives may be costly and may not have the desired effect. Expectations around the Company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. For example, we may not ultimately be able to complete certain goals or initiatives, either on the timelines originally anticipated or at all, due to technical, cost or other factors, which may be in or out of our control. Many ESG initiatives leverage methodologies, standards and data that are complex and continue to evolve. As with other companies, our approach to such matters also evolves, and we cannot guarantee that our approach will align with the expectations or preferences of any particular stakeholder. Moreover, various stakeholders (as well as third party ratings or benchmarks that they may use) have different, and at times conflicting, expectations, which increases the risk that any action may be deemed insufficient or inappropriate by some stakeholders. Any failure to successfully navigate such expectations may result in reputational harm, loss of customers or employees, regulatory or investor engagement, or other adverse impacts on our business. We may be especially subject to scrutiny on such matters given efforts to portray our operations and products as a more sustainable and conscientious alternative to certain competitor products.
Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence and disclosure on topics such as climate change, human capital, labor and risk oversight, could also expand the nature, scope and complexity of matters that we are required to control, assess and report. For example, to the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, customers, or business partners, which may adversely impact our operations. As another example, various policymakers, including the State of California and the European Union, among others, have adopted (or are considering adopting) requirements for companies to undertake various actions, including disclosures, on climate- or other ESG-related matters. These requirements are not uniform and may not be interpreted or applied uniformly, which may increase the cost and complexity of compliance and any associated risks. Moreover, some policymakers have sought to constrain companies’ consideration of various ESG matters. Such regulatory scrutiny on ESG matters, along with other stakeholder expectations, may enhance any of the risks discussed in this risk factor. If we do not successfully manage and address stakeholder expectations and standards in connection with our ESG initiatives, including any changes in legal requirements or interpretations thereof, our business and reputation could be negatively impacted and our share price and access to/cost of capital could be materially and adversely affected. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
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
This was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2023. If actual results differ from our judgments and assumptions, then it may have a material, adverse impact on our results of operations and cash flows. This change in accounting estimate decreased depreciation expense for 2023 by $21.0 million, impacting cost of goods sold and research and development expenses by $19.0 million and $2.0 million, respectively, and decreased both basic and diluted net loss per share available to common stockholders for 2023 by $0.33.
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
We perform an asset impairment analysis on an annual basis or whenever events or changes in circumstances indicate that a long-lived asset group may not be recoverable. Failure to achieve forecasted operating results, due to weakness in the economic environment or other factors, changes in market conditions and declines in our market capitalization, the planned suspension of our operational activities in China, and failure to negotiate a partial lease termination or sublease, assign or otherwise transfer the unoccupied space of our Campus Headquarters, among other things, could result in impairment of our assets and adversely affect our operating results.
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
Our business is focused on the development, manufacture, marketing and distribution of a line of branded plant-based meat products as alternatives to animal-based protein products. Consumer demand has in the past changed and could change again in the future based on a number of possible factors, including dietary habits and nutritional values, concerns regarding the health effects of ingredients and shifts in preference for various product attributes. Decreased consumer demand for our products has caused our business and financial condition to suffer, and any further decrease in, or flattening of, such demand would likely have a similar effect. In addition, sales of plant-based meat or meat-alternative products are subject to evolving consumer preferences that we may not be able to accurately predict or respond to. Consumer trends that we believe favor sales of our products could change based on a number of possible factors, including a shift in preference from plant-based meat to animal-based protein products (including any products produced using new farming methods or technologies which may reduce the adverse environmental and other factors associated with conventional animal-based protein products), increased acceptance for different alternative proteins that are used in our products, economic factors and social trends. A significant shift in consumer demand away from our products or the plant-based meat category in general, could reduce our sales or our market share and the prestige of our brand, which would harm our business and financial condition. In addition, if the Beyond IV platform is not widely accepted, our business, financial condition and operating results could be adversely affected.
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
Beyond Burger accounted for approximately 52%, 51% and 50% of our gross revenues in 2024, 2023 and 2022, respectively. The Beyond Burger is our flagship product and has historically been the focal point of our development and marketing efforts, and we believe that sales of the Beyond Burger will continue to constitute a significant portion of our revenues, income and cash flow for the foreseeable future. We announced the fourth generation of our core beef platform, Beyond IV, and rolled out the new Beyond Burger and Beyond Beef in 2024. We cannot be certain that we will be able to continue to expand production and distribution of the Beyond Burger, or that customer demand for our other existing and future products, including the Beyond IV platform, will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of the Beyond Burger could have a material adverse effect on our business, financial condition and results of operations.
We have in the past, and may in the future, increase the prices of our products; however, consumers may not be willing to pay increased prices for our products or, if we cannot maintain such prices in accordance with our business strategy, our margins may stagnate or decrease.
As part of our efforts to expand our gross margin, we have in the past, and may also in the future, increase the prices of certain or all of our products in order to offset cost increases or improve the profitability of our business. Our ability to maintain prices or effectively implement price increases may be affected by several factors, including competition—from both conventional animal-protein companies and other plant-based meat brands, the effectiveness of our marketing programs, the continuing strength of our brand, market demand for our products or in the plant-based meat category generally and general economic conditions, including broader inflationary pressures. Consumers may be less willing or able to pay a price premium for our products, during challenging economic times or at all, and may choose to purchase lower-priced or other value offerings, making it more difficult for us to maintain prices or effectively implement price increases. In addition, our retail partners and distributors may pressure us to rescind price increases we have announced or already implemented, whether through a change in list price or increased trade and promotional activity. If we cannot maintain or increase prices for our products in accordance with our business strategy, our margins may be adversely affected. Furthermore, price increases generally cause volume losses, as consumers tend to purchase fewer units at higher price points. If such losses are greater than expected, or if we lose distribution due to price increases, our business, financial condition and results of operations may be materially and adversely affected.
Failure to continually innovate and successfully introduce and commercialize new products or successfully improve existing products may adversely affect our ability to continue to grow.
A key element of our long-term growth strategy depends on our ability to develop and market new products and improvements to our existing products that meet our standards for quality and appeal to consumer preferences. For example, in 2024, we announced our fourth generation of our core beef platform, Beyond IV and rolled out the Beyond Burger IV and Beyond Beef IV, followed by the Beyond Sausage IV generation of products, the Beyond Sun Sausage line and Beyond Bakes. In February 2025, we announced an expanded line of Beyond Steak. The success of our innovation and product development efforts, including the Beyond IV platform and the Beyond Sun Sausage and Beyond Steak lines, is affected by our ability to anticipate changes in consumer preferences, accurately predict taste preferences and purchasing habits of consumers in new geographic markets, the technical capability of our innovation staff in developing and testing product prototypes, including complying with applicable governmental regulations, commercialization and scale-up of new products, the success of our management and sales and marketing teams in introducing and marketing new products, and our ability to adapt to changes in technology, including the successful utilization of data analytics, artificial intelligence and machine learning. Our innovation staff members are continuously testing alternative plant-based proteins to the proteins we currently use in our products, as they seek to find additional protein options to our current ingredients that are more easily sourced, and which retain and build upon the quality and appeal of our current product offerings. Failure to develop, commercialize and market new products that appeal to consumers may lead to a decrease in our growth, sales and profitability.
Additionally, the development and introduction of new products, such as the Beyond IV platform and Beyond Sun Sausage and Beyond Steak lines, requires substantial research, development and marketing expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance. If we are unsuccessful in meeting our objectives with respect to new or improved products, our business could be harmed.
Ingredient and packaging costs are volatile and may rise significantly, which may negatively impact the profitability of our business.
We purchase large quantities of raw materials, including ingredients derived from European and North American yellow peas, sunflower seeds, rice, faba beans, avocado oil, canola oil and coconut oil. In addition, we purchase and use significant quantities of cardboard, film and plastic to package our products. Costs of ingredients and packaging are volatile and can fluctuate due to conditions that are difficult to predict, including increased tariffs, global competition for resources, weather conditions, consumer demand and changes in governmental trade and agricultural programs. Volatility in the prices of raw materials and other supplies we purchase could increase our cost of sales and reduce our profitability. Moreover, we may not be able to implement price increases for our products to cover any increased costs, and any price increases we do implement may result in lower sales volumes. If we are not successful in managing our ingredient and packaging costs, if we are unable to increase our prices to cover increased costs or if such price increases reduce our sales volumes, then such increases in costs will adversely affect our business, results of operations and financial condition.
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
In response to increased competition, as well as reduced consumer confidence, changes in consumer spending and potential recessionary and inflationary pressures, we have made changes in our pricing architecture including price increases of certain of our products in our U.S. retail and foodservice channels, and may in the future make changes, which may have a negative impact on our net revenues, gross profit, gross margin and profitability, impacting period-over-period results.
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
We also compete with other food brands, including brands affiliated with conventional animal-protein companies and other large food operators, that develop and sell plant-based meat products, including, but not limited to, Boca Foods (Kraft Heinz), Lightlife and Field Roast (Maple Leaf Foods), Gardein (Conagra), Hungry Planet, Inc., Impossible Foods, Incogmeato/Morningstar Farms (Kellanova), Moving Mountains, Omnipork (OmniFoods), Tofurky, Sweet Earth and Awesome Burger (Nestlé S.A.), Raised & Rooted (Tyson), Happy Little Plants (Hormel), Sysco’s Simply Plant-Based Meatless Burger, The Not Company and Vegetarian Butcher (Unilever), and with companies which may be more innovative, have more resources and be able to bring new products to market faster and to more quickly exploit and serve niche markets. This includes mycelium-based meat alternatives, such as Quorn, Meati and Nature’s Fynd, which leverage fermentation technology to create products with a texture and nutritional profile similar to animal proteins. Furthermore, a number of U.S. and international companies are working on developing lab-grown or “clean meat,” an animal-protein product cultivated from cells taken from animals, which could have a similar appeal to consumers as plant-based meat products. We compete with these competitors for foodservice customers, retailer shelf space and consumers.
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
We have no control over our products once purchased by consumers. Accordingly, consumers may prepare our products in a manner that is inconsistent with our directions or store our products for long periods of time, which may adversely affect the quality and safety of our products. If consumers do not perceive our products to be safe or of high quality, including concerns regarding whether certain of our products are perceived as “ultra-processed” or otherwise contribute to health conditions, then the value of our brand would be diminished, and our business, results of operations and financial condition would be adversely affected.
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
Our international operations could expose us to substantial risks, such as risks associated with taxation, inflation, food labeling legislation, environmental regulations, foreign currency exchange rates, the labor market, property and financial regulations, public health crises such as the COVID-19 pandemic, and the outbreak of hostilities or war. Our ability to operate internationally may be adversely affected by changes in, or our failure to comply with, foreign laws and regulations. In addition, we are exposed to risks associated with our international workforce, including with respect to changes in employment and labor laws, which could increase our operating costs. There is also significant uncertainty about the future relationship between the United States and other countries, including China, Canada and Mexico, with respect to trade policies, treaties, government regulations and tariffs.
In February 2025, we made a number of strategic decisions, including the decision to suspend our operational activities in China and reduce our workforce in China by 95%. For additional information, see Part I, Item 1A. Risk Factors—Risks Related to Our Business—Our strategic initiatives to improve our cost structure could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions, including achieving and/or sustaining our profitability and financial performance objectives. See also, Note 15, Subsequent Events, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Fluctuations in currency exchange rates could negatively impact our earnings.
A portion of our international business is conducted in currencies other than the U.S. dollar, and therefore changes in foreign exchange rates relative to the U.S. dollar have in the past, and may in the future, affect the value of our non-U.S. dollar net assets, revenues and expenses. For example, in 2024, we recorded $6.3 million in net realized and unrealized foreign currency transaction losses due to unfavorable changes in foreign currency exchange rates of the Euro and Chinese Yuan, as compared to $1.1 million in net realized and unrealized foreign currency transaction gains due to favorable changes in foreign currency exchange rates of the Euro and Chinese Yuan in 2023. Although we closely monitor potential exposures as a result of these fluctuations in currencies, and where cost‑justified we adopt strategies that are designed to reduce the impact of these fluctuations on our financial performance, there can be no assurance that we will be successful in managing our foreign exchange risk. Our exposure to currency exchange rate fluctuations will grow if the relative contribution of our operations outside the United States increases. Any material fluctuations in currencies could have a material effect on our financial condition, results of operations and cash flows.
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
In February 2025, President Trump signed an executive order pausing all future investigations and enforcement actions under the FCPA for at least 180 days until the attorney general issues revised FCPA enforcement guidance. Due to the changing nature of the regulatory environment and uncertainty about the priorities and direction of the U.S. presidential administration, we cannot be certain if or how the Department of Justice’s enforcement of the FCPA will change or impact our business.
Risks Related to Our Investments
Our international manufacturing operations have required and may continue to require substantial investments and are subject to numerous risks and uncertainties. The planned suspension of our operational activities in China is expected to result in significant accelerated depreciation and impairment charges in 2025.
Our substantial investment in manufacturing facilities in China and Europe have exposed and may continue to expose us to substantial risks and, as a result, we may not realize a return on our investment. For example, although we invested a significant amount to establish local operations in China, in February 2025, we made the decision to suspend our operational activities in China. As such, we have not realized a sufficient return on our investment in China and expect to incur certain cash and non-cash charges in connection with the planned suspension of operational activities in China. We expect to incur one-time, non-cash charges of approximately $12.0 million to $17.0 million, primarily related to accelerated depreciation and impairment charges and other write-downs on certain fixed assets in China. For additional details regarding the planned suspension of our operational activities in China, see Part I, Item 1A. Risk Factors—Risks Related to Our Business—Our strategic initiatives to improve our cost structure could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions, including achieving and/or sustaining our profitability and financial performance objectives.
Unforeseen delays in the suspension of our operational activities in China may cause us to incur additional expenses. Operating or otherwise repurposing or disposing of this facility may require additional capital expenditures and the efforts and attention of our management team and other personnel, which will divert resources from our existing business or operations. In addition, our manufacturing facility in Enschede, the Netherlands may not provide us with all of the operational and financial benefits we expect to receive. These and other risks may result in our not realizing a return on, or losing some or all, of our investments in China and Europe, which could have a material adverse effect on our financial condition and financial performance.
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
The divestiture, discontinuation or suspension of businesses and product lines, including the discontinuation of our Beyond Meat Jerky product line and suspension of our operational activities in China, could result in unexpected liabilities and adversely affect our financial condition, cash flows and results of operations.
From time to time, we may divest, discontinue or suspend businesses and product lines that do not align with our strategy or provide the returns that we expect or desire, such as our decision in 2023 to discontinue the Beyond Meat Jerky product line, which resulted in related charges due to provision for excess and obsolete inventory and accelerated depreciation on certain fixed assets, and our decision in February 2025 to suspend our operational activities in China, which is expected to result in certain cash and non-cash charges related to, among other things, severance payments, employee benefits and related costs, as well as accelerated depreciation and impairment charges and other write-downs of certain fixed assets in China. Any decision to dispose of or otherwise exit, discontinue or suspend product lines or businesses, including the foregoing, may result in loss of significant revenues and investments and/or the recording of charges, such as write-offs, further workforce reductions or restructuring costs, charges relating to consolidation of excess facilities or capacity underutilization, lease exit or other related costs, contract termination charges, or claims from third parties. Underutilization or cessation of our manufacturing facilities could adversely affect our gross margin and other operating results and we may be required to terminate or make penalty payments under certain supply chain arrangements, close or idle facilities, write down our long-lived assets, or shorten the useful lives and accelerate depreciation of our assets, all of which could adversely affect our financial condition and results of operations.
Risks Related to Our Intellectual Property, Information Technology, Cybersecurity and Privacy
We may not be able to protect our proprietary technology adequately, which may impact our commercial success.
Our commercial success depends in part on our ability to protect our intellectual property and proprietary technologies. We rely on a combination of patent protection, where appropriate and available, copyrights, trade secrets and trademark laws, as well as confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our proprietary technology or permit us to gain or keep any competitive advantage. As of December 31, 2024, we had four issued patents in the United States, nine issued patents outside the United States (U.K., Canada, China, Chile, Israel (two), Brazil, Japan and Australia), one pending patent application in the United States, five pending international patent applications and one provisional patent applications.
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
Breaches of our data systems, or those of our vendors and other third parties on which we rely, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, vendor software supply chain compromises, physical breaches or other actions, could result in material interruptions or malfunctions in our or such third parties’ websites, applications or data processing, or the disruption of other business operations. A successful cyber-attack against any of our supply chain vendors’ information technology systems may disrupt our supply chain. In April 2023, one of our temperature-controlled warehousing vendors received evidence that its computer network was affected by a cybersecurity incident, which negatively impacted our net sales and resulted in our recovery of $2.0 million in business interruption insurance in the third quarter of 2024. Also, in November 2024, we were informed of a ransomware cybersecurity incident experienced by a co-manufacturer. We do not believe this incident materially affected our business or financial results. These and similar disruptions of our supply chain could result in material adverse impacts on our revenue, business, financial condition or results of operations, including affecting customer demand, orders that may not materialize due to delayed deliveries and subsequent lost sales that we may not be able to recover in full, or at all. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage all of which could have a material adverse effect on our business, financial condition or results of operations. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Currently, we carry cybersecurity insurance and business interruption coverage to mitigate certain potential losses, but this insurance is limited in amount and may not be sufficient in type or amount to cover us against claims related to a cybersecurity breach and related business and system disruptions. We cannot be certain that such potential losses will not exceed our policy limits, insurance will continue to be available to us on economically reasonable terms, or at all, or any insurer will not deny coverage as to any future claim. In addition, we may be subject to changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements.
Additionally, the SEC has adopted rules on Cybersecurity Risk Management, Strategy, Governance and Incident Disclosure which require public companies to report information relating to certain cyber-attacks or other information security breaches in disclosures required to be made under the federal securities laws. Our compliance with these rules may increase our costs of doing business, expose us to potential compliance risk, including the ability to make timely disclosures to the public, and impact the manner in which we operate. Any such cyber incidents involving our computer systems and networks, or those of third parties important to our business, could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
In 2021, we entered into a lease agreement for an initial term of 12 years to develop and house our Campus Headquarters. The Campus Headquarters is being built out by the Landlord, who delivered Phase 1-A of the Campus Headquarters to us in the third quarter of 2022 and Phase 1-B of the Campus Headquarters to us in the second quarter of 2023. We currently do not have firm timing on the delivery of the rest of the Campus Headquarters. If we cannot complete development of the Campus Headquarters for any reason or within the approved budget, or if there are significant cost overruns and/or delays in the development of the Campus Headquarters, our cash flows, financial condition, or results of operations could be materially and adversely affected. In addition, we may not be able to build out or occupy the rest of the Campus Headquarters and are considering subleasing, assigning or otherwise transferring the unoccupied space, or negotiating a partial lease termination but may be unable to enter into or negotiate such an agreement or partial termination, which could have an adverse effect on our operating and financial results. An agreement to partially terminate, sublease, assign or otherwise transfer the unoccupied part of the Campus Headquarters would be subject to certain risks and uncertainties. For example, the agreement may not be completed on terms advantageous to us because the rental rate we receive under the agreement may not fully cover the rental rate we pay under the Campus Lease for the same space or our subtenants may fail to make lease payments, which may result in impairment charges for right-of-use assets and prepaid lease costs and could have a negative impact on our financial condition and results of operations. In addition, a partial termination of the lease could result in a penalty payment to exit the lease and non-cash write-off of prepaid lease costs, the amounts of which could be material and which could have a negative impact on our financial condition and results of operations.
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
We currently have, and will continue to have, significant lease obligations for our corporate offices, manufacturing facilities, research and development facilities and warehouses. We depend on cash flows from operating activities to pay our lease expenses.
If our business does not generate sufficient cash flows from operating activities to fund these expenses, we may not be able to meet our lease obligations, which could have a material adverse effect on our financial condition and business. Furthermore, the significant cash flow required to satisfy our financial obligations under the leases could limit our ability to incur indebtedness and make capital expenditures or other investments in our business.
Our significant indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Notes.
As of December 31, 2024, we had approximately $1.3 billion of consolidated indebtedness and other liabilities. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional equity/or debt financing;
•requiring the dedication of a substantial portion of our cash flows from operating activities to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion or exchange of the Notes, which may also reduce the trading price of our common stock; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
In 2021, we issued a total of $1.15 billion aggregate principal amount of the Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our current or future indebtedness, including the Notes, as applicable, depends on our future performance and our ability to raise additional capital, which is subject to economic, financial, competitive and other factors beyond our control. We may be unable to refinance the Notes on terms satisfactory to us, or at all. Such financing and other potential financings could result in substantial dilution to stockholders, and could result in the reduction in the trading price of our common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. Based on our current business plan, we expect to raise additional capital to pay amounts due under our current or future indebtedness, including the Notes, and our cash needs may increase in the future. In addition, any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full, and could cause us to become insolvent or enter bankruptcy proceedings.
Additionally, if our liquidity position is impaired, we may be required to take further actions in relation to management of liabilities on our balance sheet. Any actions in relation to liability management and balance sheet restructuring may materially reduce the value of our common stock, dilute existing holders of our common stock by the conversion of existing liabilities into equity or result in the cancellation of existing common stock.
We may be unable to raise the funds necessary to repurchase the Notes for cash following a fundamental change, or to pay the cash amounts due upon conversion, and our future indebtedness may limit our ability to repurchase the Notes or pay cash upon their conversion.
Holders of the Notes may, subject to a limited exception, require us to repurchase their Notes following a “Fundamental Change” (as defined in the indenture governing the Notes (the “Indenture”)) at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid special and additional interest, if any. In addition, all conversions of Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our future indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. Our failure to repurchase the Notes or to pay the cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the Fundamental Change itself could also lead to a default under agreements governing our future indebtedness, which may result in that indebtedness becoming immediately payable in full. If the repayment of such future indebtedness were to be accelerated after any applicable notice or grace periods, then we may not have sufficient funds to repay that indebtedness and repurchase the Notes or make cash payments upon their conversion and could cause us to become insolvent or enter bankruptcy proceedings.
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
We early adopted Accounting Standards Update No. 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity”, to account for the Notes which eliminates the treasury stock method for convertible instruments that can be settled in whole or in part with equity and instead requires the application of the more dilutive of the “if-converted” method or the two-class method. Under the if-converted method, diluted earnings per share would generally be calculated assuming that all the conversion premium or spread were converted at the beginning of the reporting period, unless the result would be anti-dilutive. The conversion premium or spread would have a dilutive impact on net income per share when the average market price of the Company’s common stock for a given period exceeds the conversion price.

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
Certain provisions in the Notes and the Indenture could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a Make-Whole Fundamental Change (as defined in the Indenture), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our common stock or Notes may view as favorable.
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
As of December 31, 2024, we had cash and cash equivalents and restricted cash totaling $145.6 million. We expect to raise significant additional capital through the issuance of equity and/or debt securities, and/or incur other indebtedness to continue to fund our operations and repay our indebtedness in the future. To continue bolstering and restructuring our balance sheet, subject to our compliance with applicable laws, the applicable requirements of our equity distribution agreement, dated as of November 7, 2024 (the “Equity Distribution Agreement”), with B. Riley Securities, Inc. (“B. Riley”), as sales agent, under an “at the market” offering program (the “ATM Program”), and market conditions, we expect to raise additional capital through the issuance of equity and/or debt securities in 2025, through the ATM Program or otherwise, which will result in additional dilution to our existing stockholders and may negatively impact the market price of our common stock.

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
•our rate of revenue generation;
•the results of our Global Operations Review and the successful implementation of our ongoing cost-reduction initiatives, including the planned suspension of our operational activities in China;
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
•our investments in real property;
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

•the timing and success of changes to our pricing architecture within certain channels, and the mix of products sold;
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
There can be no assurance that we will be able to achieve our business plan objectives or be able to achieve and/or sustain our profitability and financial performance objectives. If we are unable to generate adequate funds from operations and/or raise sufficient additional funds, we may not be able to repay our existing debt, including the Notes, continue to operate our business, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations. Any such failure could also cause us to become insolvent or enter bankruptcy proceedings.
Our inability to access and employ the cash that collateralizes our outstanding and future letters of credit may impact our liquidity.
As of December 31, 2024, we had $13.6 million in restricted cash, which was comprised of $12.6 million to secure the letter of credit to support the development and leasing of our Campus Headquarters and $1.0 million to secure a letter of credit associated with a new co-manufacturer in Europe. Our inability to access and employ the cash that collateralizes our outstanding and future letters of credit may impact our liquidity and could have an adverse impact on our business, operations and financial condition.
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
Increasing concentrations of greenhouse gases in the atmosphere have generally been concluded to lead to increased ambient global temperatures, as well as changes in weather patterns and the frequency and severity of extreme weather and natural disasters. Adverse climate conditions, weather patterns and the impact of such conditions and patterns such as drought, flood, wildfires, mudslides and rising ambient temperatures adversely impact product cultivation conditions for farmers and agricultural productivity, including by disrupting ecosystems and severely altering the growing conditions, nutrient levels, soil moisture and water availability necessary for the growth and cultivation of crops, which would adversely affect the product quality, availability or cost of certain commodities that are necessary for our products, such as yellow peas, sunflowers, rice, faba bean, avocado oil, canola oil and coconut oil. Water is a key ingredient in our products. Due to climate-related events, we may also be subjected to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our manufacturing and distribution operations. These and other changes to the physical environment may adversely impact our operations or those of the suppliers on whom we rely. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks.
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
Our operations are subject to extensive regulation by the FDA, and other foreign, federal, state and local authorities. Specifically, for products manufactured or sold in the United States we are subject to the requirements of the Federal Food, Drug and Cosmetic Act (“FDCA”) and regulations promulgated thereunder by the FDA.
This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, labeling and safety of food. Under this program, the FDA requires that facilities that manufacture food products comply with a range of requirements, including hazard analysis and preventive controls regulations, current good manufacturing practices (“cGMPs”), and supplier verification requirements. Similarly, the FDA requires compliance with specific labeling requirements under the FDCA, including requirements regarding nutrient content claims about specific nutrients (such as saturated fat and protein) and the “healthy” nutrient content claim. The FDA recently finalized a rule that updates the requirements for a “healthy” claim that will impact our ability to use that claim in the future. The FDA has also proposed to require front of package nutrition labeling; if this requirement is finalized, it will impact our packaging in the U.S. and we will need to make changes in order to comply.
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

We seek to comply with applicable regulations through a combination of employing internal experience and expert personnel to ensure quality-assurance compliance (i.e., assuring that our products are not adulterated or misbranded) and contracting with third party laboratories that conduct analyses of products to ensure compliance with nutrition labeling requirements and to identify any potential contaminants before distribution. In the U.S., all of these requirements are subject to change, and enforcement priorities are also subject to change, based on political factors (e.g., changes in the presidential administration and resulting changes in key positions within the United States Department of Health and Human Services and FDA and agency policies) and also based on nutrition science (e.g., changes to the Dietary Guidelines for Americans, which are issued every five years). Failure by us or our co-manufacturers to comply with applicable laws and regulations or maintain permits, licenses or registrations relating to our or our co-manufacturers’ operations could subject us to civil remedies or penalties, including fines, injunctions, recalls or seizures, warning letters, restrictions or prohibitions on the marketing or manufacturing of products, or refusals to permit the import or export of products, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material effect on our operating results and business.
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
For example, the state of Missouri prohibits any person engaged in advertising, offering for sale, or sale of food products from misrepresenting a product as meat that is not derived from harvested production livestock or poultry. The state of Missouri Department of Agriculture has clarified its interpretation that products which include prominent disclosure that the product is “made from plants,” or comparable disclosure such as through the use of the phrase “plant-based,” are not misrepresented under the Missouri law. Additional states, including Arkansas, Georgia, Mississippi, Louisiana, Oklahoma, South Dakota, Texas and Wyoming, have subsequently passed similar laws, and legislation that would impose specific requirements on the naming of plant-based meat products has been introduced, but not enacted, in other states. The United States Congress considered (but did not pass) federal legislation, called the Real MEAT Act, that could require changes to our product labeling and marketing, including identifying products as “imitation” meat products, and that would give USDA certain oversight over the labeling of plant-based meat products. If similar bills gain traction and ultimately become law, we could be required to identify our products as “imitation” on our product labels. Further, the FDA recently issued draft guidance on naming plant-based meat alternatives that could impact our naming conventions on various products; while not binding, the guidance, when finalized, will reflect the FDA’s current thinking and expectations. Canadian Food and Drug Regulations also provide requirements for “simulated meat” products, including requirements around composition and naming.
In Europe, the Agriculture Committee of the European Parliament proposed in May 2019 to reserve the use of “meat” and meat-related terms and names for products that are manufactured from the edible parts of animals. In October 2020, the European Parliament rejected the adoption of this provision. In the absence of European Union legislation, it was unclear whether member states remained free to establish national restrictions on meat-related names. In June 2020, France adopted a law prohibiting names to indicate foodstuffs of animal origin to describe, market or promote foodstuffs containing vegetable proteins. In October 2021, France published a draft implementing decree (the “Contested Decree”) to define, for example, the sanctions in case of non-compliance with the new law, and the Contested Decree went into effect in 2022. At the time, the Company took the view that the Contested Decree did not comply with the laws of the EU, in particular the principle of free movement of goods. In July 2022, at the request of a trade association, the French High Administrative Court partially suspended the execution of the Contested Decree. The Company filed an application for annulment against the Contested Decree and intervened in favor of the trade association in their pending case against the Contested Decree. Several plant-based companies filed voluntary intervention in support of the Company’s case on April 20, 2023. On July 12, 2023, the French High Administrative Court decided to refer the case to the CJEU. The CJEU was asked to decide on the lawfulness of the Contested Decree banning “meaty” names for plant-based protein under EU law. The procedure before the CJEU started on August 22, 2023, and the Company filed its submission on October 31, 2023. On January 15, 2024, the CJEU closed the written procedure. The period to request an oral hearing closed on February 5, 2024.
In parallel to the litigation before the CJEU against the Contested Decree, on August 23, 2023, France published a proposal for a new decree replacing the Contested Decree (the “New Decree”). The New Decree removed some of the Contested Decree’s most open-ended language, but essentially maintained the prohibition on meaty names for plant-based proteins. The New Decree was subject to administrative review procedure by the European Commission (the EU’s executive body) and the EU member states other than France. The six-months standstill period under that procedure ended on February 23, 2024. The Company supported plant-based protein trade associations against the New Decree. On February 26, 2024, the New Decree was adopted. However, on April 10, 2024, the French High Administrative Court decided once again to postpone the applicability of the New Decree. The interim relief judge noted that there were serious doubts as to whether such national measures could be adopted based on EU law, which had already prompted the CJEU litigation.

In this context, on March 1, 2024, the CJEU requested the French High Administrative Court to provide its view on the impact of the adoption of the New Decree on the litigation against the Contested Decree, and whether it should be declared moot or it should be allowed to proceed. On March 14, 2024, the French High Administrative Court responded to the CJEU's request for information asking it to rule in the proceedings. On April 15, 2024, the CJEU decided that the litigation against the Contested Decree would proceed, and that an oral hearing was not necessary. On October 4, 2024, the CJEU rendered its judgment.
The judgment of the CJEU determined that the manner in which the Contested Decree seeks to ban meat names for plant-based foods is unlawful under EU law. It sets a precedent on the extent to which EU member states may regulate the naming of plant-based foods at the national level in the absence of harmonization at the EU level. In its judgment, the CJEU also ruled that “meat” is defined under EU law as “edible parts of certain animals.” The Company is taking the view that the CJEU’s interpretation only affects the use of the term in the sales denomination on the label and not the use of the term in marketing and advertising materials. Following the CJEU’s judgment, the case was referred to the French High Administrative Court, which, on January 28, 2025, annulled the Contested Decree and the New Decree. Beyond Meat will be reimbursed by the French State for legal costs incurred in challenging the Contested Decree, for a total of 3,000 euros.
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
Litigation or other legal or regulatory proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.
Our business exposes us to significant potential risk from lawsuits, investigations, inquiries, examinations and other legal or regulatory proceedings. As a result, from time to time, we may be party to various claims and proceedings. We evaluate these claims and proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates. For information regarding pending legal proceedings, please see Item 3, Legal Proceedings, and Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Even when not merited, the attention these lawsuits, investigations, examinations and other legal or regulatory proceedings require, and the defense of any lawsuits or other proceedings, may divert our management’s attention and may cause us to incur significant expenses. The results of such proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could have a material adverse effect on our financial position, cash flows and results of operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
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
•a further decrease in demand, and the underlying factors negatively impacting demand, in the plant-based meat category, which may continue to impact demand for our products;

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. For example, we may sell additional shares of common stock in public or private offerings, or pursuant to our ATM Program, and may also sell securities convertible into common stock. In addition, 8,234,230 shares of our common stock are reserved for potential issuance upon the conversion of the Notes.
We expect to raise significant additional capital through the issuance of equity and/or debt securities, and/or incur other indebtedness to continue to fund our operations and repay our indebtedness in the future. To continue bolstering and restructuring our balance sheet, subject to our compliance with applicable laws, the applicable requirements of the Equity Distribution Agreement with B. Riley, as sales agent, under the ATM Program, and market conditions, we expect to raise additional capital through the issuance of equity and/or debt securities in 2025, through the ATM Program or otherwise, which will result in additional dilution to our existing stockholders and may negatively impact the market price of our common stock. Any issuance of equity or debt securities may be for cash or in exchange for our outstanding Notes, which could have a highly dilutive effect on current stockholders and could negatively affect the trading price of our common stock. In addition to resulting in additional dilution to our existing stockholders or negatively affecting the trading price of our common stock, any such potential financings may result in the imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. Furthermore, any such securities issued pursuant to potential financings may include rights that are senior to our shares of common stock.
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
As of December 31, 2024, the Company has accumulated federal, state and foreign net operating loss carryforwards of approximately $1.2 billion, $477.5 million and $107.1 million, respectively. Approximately $1.1 billion of the federal net operating losses and $76.1 million of the state net operating losses do not expire and the remaining federal, state and foreign tax loss carryforwards begin to expire in 2031, 2031 and 2025 respectively, unless previously utilized. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Code and similar state provisions.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program that is designed to protect the confidentiality, integrity, and availability of the Company’s data and systems. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF 2.0). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF 2.0 as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational and financial risk areas.
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
As of the date of this filing, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For additional information, see Part I, Item 1A. Risk Factors—Risks Related to Our Intellectual Property, Information Technology, Cybersecurity and Privacy—A cybersecurity incident, other technology disruptions or failure to comply with laws and regulations relating to privacy and the protection of data relating to individuals could negatively impact our business, our reputation and our relationships with customers.
Cybersecurity Governance
Our board of directors considers cybersecurity risk as part of its risk oversight function and in February 2024, delegated to the risk committee of the board of directors (“Risk Committee”) oversight of cybersecurity risks and incidents and any other risks and incidents relevant to the Company’s computerized information system controls and security. Prior to February 2024, the board of directors had delegated this oversight to the audit committee of the board of directors. The Risk Committee oversees management’s implementation of our cybersecurity risk management program.
The Risk Committee receives annual reports from management on our cybersecurity risks. In addition, management updates the Risk Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Risk Committee reports to the full board of directors regarding its activities.
Our IT team, including our Director of IT, is responsible for assessing and managing our material risks from cybersecurity threats. The IT team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Members of our IT team have over 10+ years of experience in operations technology support across multiple industries. The team holds industry standard certifications, related to System, Security and Network Administration, and are required to complete security awareness training multiple times per year.
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
ITEM 2. PROPERTIES.
Our principal facilities, which are leased except where otherwise indicated, are as follows:

Primary Use	Location	Approximate Area (SF)	Expiration of Lease
United States:
Production of woven protein and dry blend flavor systems	Columbia, MO	26,000	6/30/2025
Production of woven protein and dry blend flavor systems	Columbia, MO	64,000	8/01/2028
Warehousing and dry blending	Columbia, MO	142,000	Owned
Production of finished goods	Devault, PA	86,000	Owned
Corporate headquarters, lab and innovation (“Campus Headquarters”)(1)	El Segundo, CA	282,000	11/30/2033

International:
Production of woven protein and dry blend flavor systems	Enschede, the Netherlands	46,000	Owned
Production of woven protein and finished goods	Jiaxing, China	38,000	9/09/2027
Research and development	Shanghai, China	12,000	1/11/2030
______________
(1) As of December 31, 2024, Phase 1-A and Phase 1-B consisting of approximately 142,000 rentable square feet has been completed and delivered to the Company. See Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report.

In 2022, we entered into an agreement to purchase certain property on a neighboring site to our manufacturing facility in Europe located in Enschede, the Netherlands, for cash consideration of approximately €6.3 million, of which a €0.9 million deposit was made during 2022. Given our intention to reduce our overall operating expenses and cash expenditures, on February 2, 2024, we terminated the purchase agreement and entered into a lease agreement with the subsequent purchaser of the property to lease the approximately 114,000 square foot property, which is being used as a warehouse.

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
Holders
As of March 4, 2025, there were 149 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
The following graph depicts the total cumulative stockholder return on our common stock from December 31, 2019 through December 31, 2024, relative to the performance of the NASDAQ Composite Index and the S&P Food and Beverage Select Industry Index, a peer group that includes Beyond Meat. The graph assumes an initial investment of $100.00 at the close of trading on December 31, 2019 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Beyond Meat, Inc., the NASDAQ Composite Index,
and the S&P Food & Beverage Select Industry Index
300
250
200
150
100
50
0
US$
12/19
12/20
12/21
12/22
12/23
12/24
Year Ended
Beyond Meat, Inc.
NASDAQ Composite
S&P Food & Beverage Select Industry Index

Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. Risk Factors, and Note Regarding Forward-Looking Statements included elsewhere in this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
We sell a range of plant-based meat products across our three core platforms of beef, pork and poultry. As of December 2024, Beyond Meat branded products were available at approximately 129,000 retail and foodservice outlets in more than 65 countries worldwide, across mainstream grocery, mass merchandiser, club store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools. The number of retail and foodservice outlets where Beyond Meat branded products are available was derived from rolling 52-week data as of December 2024 and excludes outlets unique to Beyond Meat Jerky, which we discontinued in 2024 as part of our Global Operations Review.
Net revenues decreased to $326.5 million in 2024 from $343.4 million in 2023, representing a 4.9% decrease. We have generated losses since inception. Net loss in 2024 and 2023 was $160.3 million and $338.1 million, respectively, as weak demand, driven by prolonged softness in demand in the category and for our products in certain channels and regions and increased competition, among other things, resulted in declines in our net revenues that we were unable to offset with commensurate cost reductions. Our operating environment continues to be affected by uncertainty related to macroeconomic issues, including ongoing, further weakened demand in the plant-based meat category, inflation, higher interest rates, current and proposed future tariffs, and potential recessionary concerns, among other things, all of which have had and could continue to have unforeseen impacts on our actual realized results. In recent periods, our net revenues, gross profit, gross margin, earnings and cash flows have been adversely impacted by the following, each of which may continue to impact our business and financial condition in the future:
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
•the impact of high inflation and the plant-based meat sector’s premium pricing relative to animal protein, which have caused and could continue to cause consumers to avoid plant-based meat or trade down into cheaper forms of protein, including animal meat, beans and other non-animal meat protein sources;
•negative impacts on capacity utilization as a result of lower than anticipated demand and, therefore, production volumes, which have in the past and could in the future give rise to increased costs per unit, underutilization fees, termination fees and other costs to exit certain supply chain arrangements and product lines, and/or the write-down or write-off of certain equipment and other fixed assets and impairment charges, driving less leverage on fixed costs and delaying the speed at which cost savings initiatives positively impact our financial results;
•changes in forecasted demand, including for our core products—namely Beyond Burger, Beyond Beef, Beyond Chicken, Beyond Steak and Beyond Sausage—and others;
•managing inventory levels, including sales to liquidation channels at lower prices, write-down or write-off of obsolete inventory, or increase in inventory provision;
•changes in our pricing strategy, including actions intended to improve our price competitiveness relative to competing products or to improve profitability, such as price increases of certain of our products in our U.S. retail and foodservice channels that we implemented in 2024;
•increased unit cost of goods sold due to input cost inflation, including higher transportation, storage, raw materials, energy, labor and supply chain costs;
•potential disruption to our supply chain generally caused by distribution and other logistical issues, including the impact of cyber incidents at suppliers and vendors; and
•labor needs at the Company as well as in the supply chain and at customers.
Cost-Reduction Initiatives and Global Operations Review

In response to the difficult environment and the negative impact of certain factors on our business and the overall plant-based meat category, beginning in 2022 we pivoted our focus toward sustainable long-term growth supported by three pillars: (1) driving margin recovery and operating expense reduction through the implementation of lean value streams across our beef, pork and poultry platforms; (2) inventory reduction and cash flow generation through more efficient inventory management; and (3) focusing on near-term retail and foodservice growth drivers while supporting key strategic long-term partners and opportunities.
To reduce operating expenses, in November 2023, we initiated our Global Operations Review, which involves narrowing our commercial focus to certain anticipated growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. These efforts have to date included, and may in the future include, the exit or discontinuation of select product lines such as Beyond Meat Jerky; changes to our pricing architecture within certain channels; cash-accretive inventory reduction initiatives; non-cash charges such as provision for excess and obsolete inventory and potential additional impairment charges, write-offs and disposals of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; planned and future reductions in our workforce; and the planned suspension of our operational activities in China.

As part of this review, on November 1, 2023, our board of directors approved a plan to reduce our workforce by approximately 65 employees, representing approximately 19% of our global non-production workforce (or approximately 8% of our total global workforce).
The following table summarizes the non-cash charges recorded in our consolidated statement of operations for the year ended December 31, 2023 as part of our Global Operations Review:

(in thousands)	2023

Non-cash charges recorded in cost of goods sold:
Incremental provision for excess and obsolete inventory(1)	$38,045
Accelerated depreciation on planned write-offs or disposals of fixed assets(2)	23,860
Write-off of prepaid raw materials cost	5,000
Total non-cash charges recorded in cost of goods sold	$66,905
Non-cash charges recorded in operating expenses :
Accelerated depreciation on planned write-offs or disposals of fixed assets recorded in research and development expenses	$962
Loss on sale and write-down of fixed assets recorded in SG&A expenses to fair value	16,639
Total non-cash charges recorded in operating expenses	$17,601
Total	$84,506
_________
(1) Includes $16.5 million associated with Beyond Meat Jerky. As part of our Global Operations Review, in 2023, we made the decision to discontinue the Beyond Meat Jerky product line and discontinued it in 2024.
(2) Includes $3.6 million associated with Beyond Meat Jerky fixed assets.

On February 24, 2025, our board of directors approved a plan to reduce our workforce in North America and the EU by approximately 44 employees, representing approximately 17% of our global non-production workforce (or approximately 6% of our total global workforce) (the “2025 RIF”). The decision was based on cost-reduction initiatives intended to reduce operating expenses.
In addition, as part of our Global Operations Review, on February 24, 2025, our board of directors approved a plan to suspend our current operational activities in China, which are estimated to cease by the end of the second quarter of 2025. As part of this plan, we are reducing our workforce in China by approximately 20 employees, representing approximately 95% of our China workforce (or approximately 3% of our total global workforce) (the “China RIF”). The decision was based on cost-reduction initiatives intended to reduce operating expenses.
See Note 15, Subsequent Events, to the Notes to Consolidated Financial Statements included elsewhere in this report.
We may not be able to fully realize the cost savings and benefits initially anticipated from our cost-reduction initiatives and Global Operations Review, and the realized costs may be greater than expected. See Part I, Item 1A. Risk Factors—Risks Related to Our Business—Our strategic initiatives to improve our cost structure could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions, including achieving and/or sustaining our profitability and financial performance objectives.

Components of Our Results of Operations and Trends and Other Factors Affecting Our Business
Net Revenues
We generate net revenues primarily from sales of our products to our customers across mainstream grocery, mass merchandiser, club store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools, mainly in the United States, the EU and Canada. Following the initiation of our Global Operations Review, in recent periods, as part of our effort to reduce excess or obsolete inventory and generate incremental cash, we have also generated net revenues from ingredient sales.
We present our net revenues by geography and distribution channel as follows:

Distribution Channel	Description
U.S. Retail	Net revenues from retail sales to the U.S. market and, sales to TPP (as defined below)(1)(2)
U.S. Foodservice	Net revenues from restaurant and foodservice sales to the U.S. market
International Retail	Net revenues from retail sales to international markets, including Canada
International Foodservice	Net revenues from restaurant and foodservice sales to international markets, including Canada
_____________
(1)Net revenues associated with Beyond Meat Jerky sold to the Planet Partnership, LLC (“TPP”) in the years ended December 31, 2024, 2023 and 2022 were $0, $5.3 million and $33.5 million, respectively. As part of our Global Operations Review, in 2023, we made the decision to discontinue the Beyond Meat Jerky product line and discontinued it in 2024.
(2)Includes net revenues from ingredient sales. Net revenues from ingredient sales in the years ended December 31, 2024, 2023 and 2022, were $2.4 million, $0.8 million and $0, respectively.

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
As we seek to grow our net revenues, we continue to face several challenges, including prolonged, weakened demand within the plant-based meat category overall, broad macroeconomic headwinds, including elevated levels of inflation, high interest rates, waning consumer confidence and potential recessionary concerns in certain geographic regions, adverse changes in consumers’ perceptions about the health attributes of our products, increased competitive activity in the plant-based meat category, and global events such as the war in Ukraine and the conflict in Israel, Gaza and surrounding areas and their potential impact on availability of raw materials and/or distribution of our products.
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. At the end of each accounting period, we recognize a contra asset to Accounts receivable for estimated sales discounts that have been incurred but not paid which totaled $6.8 million and $6.9 million as of December 31, 2024 and 2023, respectively. We continue to face increasing competition across all channels, and we expect that trend to continue, especially if consumers continue to trade down among proteins in the context of significant inflationary pressure. In response, we expect to continue to invest in promotional discounting to address the current consumer trend with more targeted key selling period activations that we expect will allow us to scale back overall trade spending and continue to build brand awareness and increase consumer trials of our products.
In addition, because we do not have any purchase commitments from our distributors or customers, the amount of net revenues we recognize has varied and will vary in the future, from period to period depending on the volume, timing and channels through which our products are sold, and the impact of customer orders ahead of holidays, causing variability in our results. Similarly, the timing of retail shelf resets are not within our control, and to the extent that retail customers change the timing of such events, variability of our results may also increase. Lower customer orders ahead of holidays, shifts in customer shelf reset activity and changes in order patterns of one or more of our large retail customers could cause a significant fluctuation in our quarterly results and could have a disproportionate effect on our results of operations for the entire fiscal year.
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

Seasonality
Generally, we expect to experience greater demand for certain of our products during the U.S. summer grilling season. In 2024, 2023 and 2022, U.S. retail channel net revenues during the second quarter were 21%, 10% and 16% higher than the first quarter, respectively. While we expected to continue to see additional seasonality effects in 2024, as compared to 2023, we saw more muted effects from seasonality in the third quarter of 2024 as compared to the prior-year periods and the second quarter of 2024, reflecting, in part, pricing actions in our U.S. retail and foodservice channels. In general, any historical effects of seasonality have been more pronounced within our U.S. retail channel, with revenue contribution from this channel generally tending to be greater in the second and third quarters of the year, driven by increased levels of grilling activity, higher levels of purchasing by customers ahead of holidays, the impact of customer shelf reset activity and the timing of product restocking by our retail customers. In an environment of heightened uncertainty from potential recessionary and inflationary pressures, prolonged weakness in the plant-based meat category, competition and other factors impacting our business, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.
Gross Profit and Gross Margin
Gross profit consists of our net revenues less cost of goods sold. Gross margin is gross profit expressed as a percentage of our net revenues. Our cost of goods sold primarily consists of the cost of raw materials including ingredients and packaging, co-manufacturing fees, direct and indirect labor and certain supply costs, inbound and internal shipping and handling costs incurred in manufacturing our products, warehouse storage fees, plant and equipment overhead, depreciation and amortization expense, provision for excess and obsolete inventory and impairment charges, and accelerated depreciation on write-offs and disposals of fixed assets. Under certain circumstances, our cost of goods sold may also include underutilization and/or termination fees associated with our co-manufacturing agreements.
Subject to potential recessionary and inflationary pressures, prolonged weakness in the plant-based meat category, competition and other factors impacting our business, we continue to expect that long-term gross profit and gross margin improvements will be delivered primarily through:
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
Gross margin improvement may, however, continue to be negatively impacted by reduced capacity utilization if demand for our products continues to decline, investments in our production infrastructure in advance of anticipated demand, which may not materialize within the expected timeframe, investment in production personnel, partnerships and product pipeline, aggressive pricing strategies and increased discounting, increases in inventory provision, write-down or write-off of obsolete inventory and potentially increased sales to liquidation channels at lower prices, changes in our product and customer sales mix, expansion into new geographies and markets where cost and pricing structures may differ from our existing markets, and underutilization fees, termination fees and other costs to exit certain supply chain arrangements and product lines. Gross margin improvement is also expected to continue to be negatively impacted by the impact of inflation and increasing labor costs, materials costs and transportation costs.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, share-based compensation, scale-up expenses, depreciation and amortization expenses on research and development assets, and facility lease costs. Our research and development efforts are focused on enhancements to our existing product formulations and production processes in addition to the development of new products. We expect to continue to invest in research and development over time, as research and development and innovation are core elements of our business strategy, and we believe they represent a critical competitive advantage for us. We believe that we need to continue to innovate in order to capture a larger share of consumers who typically eat animal-based meats. We decreased our research and development expenses in 2024 and expect research and development expenses in 2025 to decrease compared to the levels in 2024 as we continue to focus on reducing and optimizing operating expenses more broadly.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses consist primarily of selling, marketing and administrative expenses, including personnel and related expenses, share-based compensation, outbound shipping and handling costs, non-manufacturing lease expense, depreciation and amortization expense on non-manufacturing and non-research and development assets, charges related to asset write-offs including loss on sale and write-down of fixed assets, consulting fees and other non-production operating expenses. Marketing and selling expenses include advertising costs, share-based compensation awards to non-employee consultants and brand ambassadors, costs associated with consumer promotions, product donations, product samples and sales aids incurred to acquire new customers, retain existing customers and build our brand awareness. Administrative expenses include expenses related to management, accounting, legal, IT and other office functions. We decreased SG&A expenses in 2024 and expect SG&A expenses in 2025 to decrease further from the levels in 2024, as we continue to focus on reducing and optimizing operating expenses more broadly, including as part of the implementation of lean value streams across our beef, pork and poultry platforms.
Reductions-In-Force and Suspension of Operational Activities in China
On November 1, 2023, our board of directors approved a plan to reduce our workforce by approximately 65 employees, representing approximately 19% of our global non-production workforce (or approximately 8% of our total global workforce). This decision was based on cost-reduction initiatives intended to reduce operating expenses. In 2023, we incurred one-time cash charges of approximately $1.8 million in connection with the reduction-in-force, primarily consisting of notice period and severance payments, employee benefits and related costs. These charges were incurred in the fourth quarter of 2023, and the reduction-in-force approved by our board of directors in November 2023 was substantially complete by the end of 2023.
On February 24, 2025, our board of directors approved the 2025 RIF. We currently estimate that we will incur one-time cash charges of approximately $1.0 million to $1.5 million in connection with the 2025 RIF, primarily consisting of severance payments, employee benefits and related costs, in all cases, provided to departing employees. We expect that the majority of these charges will be incurred in the first quarter of 2025, subject to applicable legal requirements, which may delay the time these charges will be incurred beyond the end of the first quarter of 2025. The calculation of the charges we estimate we will incur are subject to uncertainties and based on a number of assumptions, including applicable legal requirements; the actual charges incurred may differ from the estimate disclosed above. In aggregate, the 2025 RIF, combined with the elimination of certain open positions and changes to the executive leadership team, is expected to result in approximately $5.5 million to $6.5 million in cash compensation operating expense savings in 2025, and an additional approximately $1.0 million to $1.5 million in non-cash savings in 2025 related to previously granted, unvested stock-based compensation that would have vested in 2025.
In addition, in furtherance of this goal and as part of our Global Operations Review, on February 24, 2025, our board of directors approved a plan to suspend our current operational activities in China, including the China RIF.
In connection with the suspension of our current operational activities in China, including the China RIF, we currently estimate that we will incur one-time cash charges of approximately $0.5 million to $1.0 million, primarily consisting of severance payments, employee benefits and related costs, in all cases, provided to departing employees, and contract termination costs. We expect that the majority of these charges will be incurred in the first quarter of 2025, subject to applicable legal requirements, which may delay the time these charges will be incurred beyond the first quarter of 2025. In aggregate, the China RIF is expected to result in approximately $0.5 million to $1.0 million in cash compensation operating expense savings in 2025.
In addition, we currently estimate that we will incur one-time non-cash charges of approximately $12.0 million to $17.0 million, primarily related to accelerated depreciation and impairment charges and other write-downs on certain fixed assets in China. We expect that the majority of these charges will be incurred in the first quarter of 2025. The calculation of the charges we estimate we will incur are subject to uncertainties and based on a number of assumptions, including applicable legal requirements and asset disposition plans; the actual charges incurred may differ from the estimates disclosed above.
See Note 15, Subsequent Events, to the Notes to Consolidated Financial Statements included elsewhere in this report. Also see Part I, Item 1A. Risk Factors—Risks Related to Our Business—Our strategic initiatives to improve our cost structure could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions, including achieving and/or sustaining our profitability and financial performance objectives.
Restructuring Expenses
In 2017, management approved a plan to terminate an exclusive supply agreement with one of our co-manufacturers. On October 18, 2022, the parties entered into a confidential written settlement agreement and mutual release in connection with this matter. See Note 3, Restructuring, to the Notes to Consolidated Financial Statements included elsewhere in this report.

Results of Operations
The following table sets forth selected items in our consolidated statements of operations for the respective periods presented:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net revenues	$326,452	$343,376	$418,933
Cost of goods sold	284,753	426,031	442,676
Gross profit (loss)	41,699	(82,655)	(23,743)
Research and development expenses	28,149	39,530	62,264
Selling, general and administrative expenses	169,674	220,344	239,505
Restructuring (income) expenses	—	(631)	17,259
Total operating expenses	197,823	259,243	319,028
Loss from operations	$(156,124)	$(341,898)	$(342,771)

The following table presents selected items in our consolidated statements of operations as a percentage of net revenues for the respective periods presented:

	Year Ended December 31,
	2024	2023	2022
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	87.2	124.1	105.7
Gross profit (loss)	12.8	(24.1)	(5.7)
Research and development expenses	8.6	11.5	14.9
Selling, general and administrative expenses	52.0	64.2	57.2
Restructuring (income) expenses	—	(0.2)	4.1
Total operating expenses	60.6	75.5	76.2
Loss from operations	(47.8)%	(99.6)%	(81.9)%
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Net Revenues

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	%
U.S.:
Retail	$150,812	$155,240	$(4,428)	(2.9)%
Foodservice	47,584	50,647	(3,063)	(6.0)%
U.S. net revenues	198,396	205,887	(7,491)	(3.6)%
International:
Retail	$59,783	$61,723	$(1,940)	(3.1)%
Foodservice	68,273	75,766	(7,493)	(9.9)%
International net revenues	128,056	137,489	(9,433)	(6.9)%
Net revenues	$326,452	$343,376	$(16,924)	(4.9)%

Net revenues in 2024 decreased $16.9 million, or 4.9%, as compared to the prior year, primarily driven by a 10.3% decrease in volume of products sold, partially offset by a 5.9% increase in net revenue per pound. The decrease in volume of products sold primarily reflected weak category demand and price elasticity effects resulting from recent pricing changes. The increase in net revenue per pound was primarily driven by lower trade discounts and price increases of certain or our products, partially offset by unfavorable changes in foreign currency exchange rates and changes in product sales mix. Net revenues from sales of Beyond Meat Jerky to TPP were $0 in 2024, as compared to $5.3 million in 2023, including the recognition of a $2.0 million non-refundable up-front fee in 2023. Net revenues from retail channel sales decreased 2.9% primarily due to unfavorable changes in foreign currency exchange rates, partially offset by lower trade discounts, changes in product sales mix and price increases of certain of our products. Net revenues from foodservice channel sales decreased 8.4%, primarily due to lower international foodservice channel sales primarily reflecting weak category demand.
Net revenues from U.S. retail channel sales in 2024 decreased $4.4 million, or 2.9%, as compared to the prior year, primarily driven by a 12.4% decrease in volume of product sold, partially offset by a 10.8% increase in net revenue per pound. The decrease in volume of products sold primarily reflected weak category demand, price elasticity effects resulting from recent pricing changes and the absence of sales of Beyond Meat Jerky to TPP in 2024. The increase in net revenue per pound was primarily driven by lower trade discounts, price increases of certain of our products and changes in product sales mix. U.S. retail channel net revenues in 2024 included $2.4 million in ingredient sales, as compared to $0.8 million in ingredient sales in 2023. By product, the decrease in U.S. retail channel net revenues was primarily due to decreased sales of Beyond Beef, Beyond Meat Jerky, chicken products including Beyond Chicken Tenders, Beyond Nuggets and Beyond Popcorn Chicken, Beyond Sausage, Beyond Burger and Beyond Meatballs, partially offset by increased sales of Beyond Steak and Beyond Beef Crumbles. Beyond Meat branded products were available at approximately 27,000 U.S. retail outlets as of December 2024.
Net revenues from U.S. foodservice channel sales in 2024 decreased $3.1 million, or 6.0%, as compared to the prior year primarily driven by an 11.6% decrease in volume of products sold, primarily reflecting reduced sales of burger products to a large QSR customer, weak category demand and price elasticity effects resulting from recent pricing changes, partially offset by a 6.2% increase in net revenue per pound, primarily driven by price increases of certain of our products and changes in product sales mix. By product, the decrease in U.S. foodservice channel net revenues was primarily due to decreased sales of Beyond Burger, Beyond Beef and Beyond Beef Crumbles, partially offset by increased sales of chicken products, including Beyond Chicken Tenders and Beyond Chicken Nuggets. Beyond Meat branded products were available at approximately 38,000 U.S. foodservice outlets as of December 2024.
Net revenues from international retail channel sales in 2024 decreased $1.9 million, or 3.1%, as compared to the prior year primarily driven by a 5.5% decrease in volume of products sold, primarily reflecting reduced sales of chicken and ground beef products in the EU, partially offset by increased burger sales. Net revenue per pound increased 2.5% primarily due to changes in product sales mix and lower trade discounts, partially offset by unfavorable changes in foreign currency exchange rates and price decreases of certain of our products. By product, the decrease in international retail channel net revenues was primarily due to decreased sales of certain chicken products including Beyond Chicken Tenders, Beyond Beef and Beyond Sausage, partially offset by increased sales of Beyond Burger and Beyond Steak. Beyond Meat branded products were available at approximately 38,000 international retail outlets as of December 2024.
Net revenues from international foodservice channel sales in 2024 decreased $7.5 million, or 9.9%, as compared to the prior year primarily due to a 9.7% decrease in volume of products sold, primarily reflecting reduced sales of burger products to large QSR customers in certain markets and, to a lesser extent, weak category demand. Net revenue per pound was flat as compared to the prior year as lower trade discounts and price increases in certain of our products were fully offset by changes in product sales mix and unfavorable changes in foreign currency exchange rates. By product, the decrease in international foodservice channel net revenues was primarily due to decreased sales of Beyond Burger, chicken products and Beyond Beef

Crumbles. Beyond Meat branded products were available at approximately 26,000 international foodservice outlets as of December 2024.
The following table presents consolidated volume of our products sold in pounds for the respective periods presented:

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	%
U.S.:
Retail	28,892	32,971	(4,079)	(12.4)%
Foodservice	7,892	8,923	(1,031)	(11.6)%
International:
Retail	13,141	13,909	(768)	(5.5)%
Foodservice	20,109	22,272	(2,163)	(9.7)%
Volume of products sold	70,034	78,075	(8,041)	(10.3)%
Cost of Goods Sold

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	%
Cost of goods sold	$284,753	426,031	$(141,278)	(33.2)%
Cost of goods sold decreased $141.3 million, or 33.2%, to $284.8 million in 2024 as compared to the prior year. As a percentage of net revenues, cost of goods sold decreased to 87.2% of net revenues in 2024 from 124.1% of net revenues in the prior year. The decrease in cost of goods sold was primarily due to the absence of costs we incurred as part of our Global Operations Review that were included in cost of goods sold in 2023 and, to a lesser extent, lower volume of products sold and decreased cost per pound. On a per pound basis, cost of goods sold decreased primarily from lower inventory provision, lower depreciation expense, lower logistics costs and lower manufacturing costs, partially offset by higher materials costs.
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
Gross Profit (Loss) and Gross Margin

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	%
Gross profit (loss)	41,699	(82,655)	$124,354	150.4%
Gross margin	12.8%	(24.1)%	N/A	N/A
Gross profit in 2024 was $41.7 million as compared to a loss of $(82.7) million in the prior year, an increase of $124.4 million or 150.4%. Gross margin in 2024 increased to 12.8% from a negative gross margin of (24.1)% in the prior year, an improvement of 3,690 basis points from the prior year. Gross profit and gross margin in 2024 were positively impacted by a 25.5% decrease in cost of goods sold per pound and a 5.9% increase in net revenue per pound. Improvements in gross profit and gross margin in the U.S. retail and U.S. foodservice channels were, in part, due to the pricing strategy implemented at the beginning of 2024.

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
Research and Development Expenses

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	%
Research and development expenses	$28,149	$39,530	$(11,381)	(28.8)%
Research and development expenses in 2024 decreased $11.4 million, or 28.8%, as compared to the prior year. Research and development expenses decreased to 8.6% of net revenues in 2024 from 11.5% of net revenues in the prior year. The decrease in research and development expenses was primarily due to $5.4 million in lower salaries and related expenses resulting from the reduction in headcount, lower expenses from in-sourcing trial production work, lower utilities expense and lower depreciation expense, partially offset by higher scale-up expenses.
SG&A Expenses

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	%
Selling, general and administrative expenses	$169,674	$220,344	$(50,670)	(23.0)%
SG&A expenses in 2024 decreased $50.7 million, or 23.0%, to $169.7 million or 52.0% of net revenues in 2024, from $220.3 million or 64.2% of net revenues in the prior year. The decrease in SG&A expenses was primarily due to $19.7 million lower loss on sale and write-down of fixed assets to fair value, $11.2 million in lower marketing expenses including advertising expenses, $8.5 million in lower salaries and related expenses, $5.3 million in lower share-based compensation expense, $4.6 million in lower consulting expenses, $3.5 million in lower bad debt expense, $3.4 million in lower outbound freight expenses, $3.3 million in lower general insurance expenses that included $2.0 million in business interruption insurance recovery associated with a cybersecurity incident at a supplier in 2023 and $2.3 million in lower samples expense, partially offset by $9.8 million in higher legal expenses including $7.5 million in litigation settlement expenses, $1.9 million in higher product donations, $1.8 million in higher lease expense and $1.2 million in higher supply chain expenses. In 2023, SG&A expenses included $16.6 million in non-cash charges from the loss on sale and write-down of fixed assets to fair value resulting from the Global Operations Review, which primarily included the write-down of assets held for sale to their estimated net realizable value less cost to sell.
Restructuring Expenses
In 2017 we terminated an exclusive supply agreement with one of our co-manufacturers due to non-performance under the agreement. As a result, in 2024, 2023 and 2022, we recorded $0, a credit of $(0.6) million, primarily driven by a reversal of certain accruals and restructuring expenses and $17.3 million, primarily related to legal and other expenses associated with the dispute, respectively. As of December 31, 2024 and 2023, there were no accrued unpaid restructuring expenses. On October 18, 2022, the parties entered into a confidential written settlement agreement and mutual release pursuant to which the parties agreed to dismiss with prejudice all claims and cross-claims asserted in the associated cases filed in the Superior Court of the State of California for the County of Los Angeles and the United States District Court for the Central District of California. See Note 3, Restructuring, to the Notes to Consolidated Financial Statements, included elsewhere in this report.

Loss from Operations
Loss from operations in 2024 was $156.1 million compared to $341.9 million in the prior year. The decrease in loss from operations was driven by the increased gross profit and reduced operating expenses. Loss from operations in 2024 was negatively impacted by $7.5 million in SG&A expenses related to a class action settlement agreement in connection with the settlement of certain consumer class action lawsuits that originated in 2022.
Total Other (Expense) Income, Net
Total other (expense) income, net, in 2024 of $(4.1) million consisted primarily of $4.1 million in interest expense from the amortization of convertible debt issuance costs and $6.3 million in net realized and unrealized foreign currency transaction losses due to unfavorable changes in foreign currency exchange rates of the Euro and Chinese Yuan, partially offset by $6.0 million in interest income and $0.5 million in subsidies received from the Jiaxing Economic Development Zone Finance Bureau related to our investment in our subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd.
Total other income (expense), net, in 2023 of $7.7 million consisted primarily of $10.8 million in interest income and $1.1 million in net realized and unrealized foreign currency transaction gains due to favorable changes in foreign currency exchange rates of the Euro and Chinese Yuan, partially offset by $4.0 million in interest expense from the amortization of convertible debt issuance costs.
Income Tax Expense
In 2024 and 2023, we recorded income tax (benefit) expense of $(26,000) and $5,000, respectively. These amounts primarily consist of income taxes for state jurisdictions which have minimum tax requirements. No tax benefit was provided for losses incurred because those losses were offset by a full valuation allowance.
Net Loss
Net loss in 2024 was $160.3 million as compared to $338.1 million in the prior year. Net loss per share available to common stockholders in 2024 was $(2.43) as compared to $(5.26) in the prior year. The decrease in net loss was primarily due to higher gross profit and lower operating expenses, partially offset by higher Total other (expense) income, net and a $3.8 million reduction in losses related to TPP. Net loss in 2024 was negatively impacted by $7.5 million in SG&A expenses related to a class action settlement agreement in connection with the settlement of certain consumer class action lawsuits that originated in 2022.
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
The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net loss, as reported (unaudited):

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net loss, as reported	$(160,278)	$(338,144)	$(366,137)
Income tax (benefit) expense	(26)	5	32
Interest expense	4,097	3,955	3,966
Depreciation and amortization expense	23,121	48,094	32,582
Restructuring expenses(1)	—	(631)	17,259
Share-based compensation expense	23,923	29,098	33,857
Accrued litigation settlement costs	7,500	—	—
Other, net(2)(3)	10	(11,616)	420
Adjusted EBITDA	$(101,653)	$(269,239)	$(278,021)
Net loss as a % of net revenues	(49.1)%	(98.5)%	(87.4)%
Adjusted EBITDA as a % of net revenues	(31.1)%	(78.4)%	(66.4)%
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
(2) Includes $6.3 million, $(1.1) million and $4.9 million in net realized and unrealized foreign currency transaction losses (gains) in the years ended December 31, 2024, 2023 and 2022, respectively.
(3) Includes $6.0 million, $10.8 million and $4.5 million in interest income in 2024, 2023 and 2022, respectively. Includes $0.5 million in subsidies received from the Jiaxing Economic Development Zone Finance Bureau related to our investment in our subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd, in the year ended December 31, 2024.

Liquidity and Capital Resources
ATM Program
In May 2023, we filed an automatic shelf registration statement on Form S-3 (the “2023 Shelf Registration Statement”) with the SEC registering an indeterminate amount of our common stock, preferred stock, debt securities, warrants, purchase contracts and units (collectively, “Company securities”). On March 18, 2024, we filed an updated shelf registration statement on Form S-3 (the “2024 Shelf Registration Statement”), which the SEC declared effective on April 12, 2024 and which replaced the 2023 Shelf Registration Statement. The 2024 Shelf Registration Statement allows us to sell, from time to time and at our discretion, Company securities having an aggregate offering price of up to $250.0 million including shares of common stock that may be sold pursuant to the Equity Distribution Agreement with B. Riley, as sales agent, under the ATM Program.
Pursuant to the Equity Distribution Agreement, we may offer and sell common stock having an aggregate offering price of up to $200.0 million from time to time to or through B. Riley, subject to our compliance with applicable laws and applicable requirements of the Equity Distribution Agreement. The Equity Distribution Agreement stipulates that we will pay B. Riley a commission equal to up to 3.0% of the gross offering proceeds of any shares of common stock sold through B. Riley pursuant to the Equity Distribution Agreement. We intend to use the net proceeds from sales of common stock issued under the ATM Program for general corporate and working capital purposes. The timing of any sales and the number of shares sold, if any, will depend on a variety of factors to be determined and considered by us, and we are not obligated to sell any shares under the Equity Distribution Agreement.
As of December 31, 2024, 9,750,312 shares of common stock had been sold under the ATM Program for an aggregate offering price of $48.3 million. Total issuance costs related to the ATM Program as of December 31, 2024 were approximately $3.3 million, resulting in aggregate net proceeds of approximately $45.0 million. Of the total issuance costs related to the ATM Program, $0.3 million remained unpaid as of December 31, 2024. In the year ended December 31, 2024, approximately $1.6 million was capitalized to reflect the costs associated with the issuance of new shares of common stock and offset against proceeds from the ATM Program. As of December 31, 2024, approximately $201.7 million in capacity remained available under the 2024 Shelf Registration Statement.
Convertible Senior Notes
In 2021, we issued a total of $1.15 billion aggregate principal amount of Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). For a discussion about the Notes, see Note 7, Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Liquidity
Liquidity Outlook
Our cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part I, Item 1A. Risk Factors, and Note Regarding Forward-Looking Statements included elsewhere in this report. In addition, inflation, tariffs, high interest rates in certain geographic regions, overall economic conditions and concerns about hostilities in Eastern Europe and the Middle East, among other factors, have led to increased disruption and volatility in capital markets and credit markets generally, which could adversely affect our ability to access capital resources in the future and potentially harm our liquidity outlook.
We have recurring net losses and negative operating cash flows and while we are implementing a business plan focused on achieving sustainable, profitable operations over time, including the strategic initiatives described above, we expect that we will continue to operate at a loss for the foreseeable future. As part of our current business plan, we intend to continue to reduce operating expenses and utilize inventory management to reduce working capital, while investing in capital projects at our production facilities to reduce production costs.

To reduce operating expenses, in November 2023, we initiated our Global Operations Review, which involves narrowing our commercial focus to certain anticipated growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. These efforts have to date included, and may in the future include, the exit or discontinuation of select product lines such as Beyond Meat Jerky; changes to our pricing architecture within certain channels; cash-accretive inventory reduction initiatives; non-cash charges such as provision for excess and obsolete inventory and potential additional impairment charges, write-offs and disposals of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; planned and future reductions in our workforce; and the planned suspension of our operational activities in China. Subsequent to the year ended December 31, 2024, on February 24, 2025, our board of directors approved a plan to suspend our operational activities in China. See Note 15, Subsequent Events, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Based on our current business plan, we believe that our existing cash balances, including our anticipated cash flows from operating activities, will be sufficient to fund our operations and meet our foreseeable cash requirements through the next twelve months. However, our ability to meet these requirements will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flows from operating activities and our ability to manage costs and working capital successfully. Additionally, we may use our cash resources faster than we predict due to unexpected expenditures or higher-than-expected expenses due to unfavorable macroeconomic events, including inflationary pressures or otherwise, competition or other factors that are beyond our control.
We expect to raise significant additional capital through the issuance of equity and/or debt securities, and/or incur other indebtedness to continue to fund our operations and repay our indebtedness in the future. To continue bolstering and restructuring our balance sheet, subject to our compliance with applicable laws, the applicable requirements of the Equity Distribution Agreement and market conditions, we expect to raise additional capital through the issuance of equity and/or debt securities in 2025, through the ATM Program or otherwise, which will result in additional dilution to our existing stockholders and may negatively impact the market price of our common stock. Any issuance of equity or debt securities may be for cash or in exchange for our outstanding Notes, which could have a highly dilutive effect on current stockholders and could negatively affect the trading price of our common stock. In addition to resulting in additional dilution to our existing stockholders or negatively affecting the trading price of our common stock, any such potential financings may result in the imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. Furthermore, any such securities issued pursuant to potential financings may include rights that are senior to our shares of common stock. However, we cannot assure you that we will be able to successfully raise additional funds for the amounts needed or when needed, or on terms commercially acceptable, if at all. Our inability to raise required capital in the future would have a material adverse effect on our business, financial condition and results of operations. Our cash requirements under our significant contractual obligations and commitments are listed below in the section titled “Contractual Obligations and Commitments.”
Our future capital requirements may vary materially from those currently planned and will depend on many factors including, among others, demand in the plant-based meat category and for our products; our rate of revenue generation; the results of our Global Operations Review and the successful implementation of our ongoing cost-reduction initiatives; timing to adjust our supply chain and cost structure in response to material fluctuations in product demand; the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; our investment in and build out of our Campus Headquarters, including the timing and success of subleasing, assigning or otherwise transferring excess space or negotiating a partial lease termination at our Campus Headquarters on terms advantageous to us or at all; the success of, and expenses associated with, our marketing initiatives; our investment in manufacturing and facilities to optimize our manufacturing and production capacity, including underutilization fees, termination fees and exit costs; our investments in real property; the costs required to fund domestic and international operations and growth; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us, including the class actions brought against us or the derivative actions brought against certain of our current and former directors and officers; the expenses needed to attract and retain skilled personnel; variations in product selling prices and costs, the timing and success of changes to our pricing architecture within certain channels, and the mix of products sold; the level of trade and promotional spending to support our products appropriately; the expenses associated with our sales force; our management of accounts receivable, inventory, accounts payable and other working capital accounts; the impact of foreign currency exchange rate fluctuations on our cash balances; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
Our operating environment continues to be affected by uncertainty related to macroeconomic issues, including ongoing, further weakened demand in the plant-based meat category, inflation, higher interest rates, current and proposed future tariffs, and potential recessionary concerns, among other things, all of which have had and could continue to have unforeseen impacts on our actual realized results, including our liquidity outlook. Our ability to make progress toward reducing operating expenses and achieving and/or sustaining our profitability and financial performance objectives is dependent on a number of assumptions and uncertainties, including, without limitation, demand in the plant-based meat category and for our products, which has continued to decline; our ability to both raise capital and reduce costs and achieve and/or sustain positive gross margin; our ability to generate revenues and gross profit and meet operating expense reduction targets, which may be subject to factors beyond our control; timing of capital expenditures; and our ability to monetize inventory and manage working capital. The other risks described in this report may also hinder our ability to implement our strategic initiatives. As a result, we cannot guarantee that we will achieve and/or sustain our profitability and financial performance objectives in the future, whether on our expected timelines, or at all.
Sources of Liquidity
Our primary cash needs are for operating expenses, working capital and capital expenditures to support our business. We finance our operations primarily through sales of our products and existing cash. Beginning in the first quarter of 2023, we also began generating cash through ingredient sales. From time to time, we also generate cash from sales of certain fixed assets. We raised a total of $199.5 million from the sale of convertible preferred stock, including through sales of convertible notes which were converted into preferred stock, net of costs associated with such financings. In connection with our initial public offering, we sold an aggregate of 11,068,750 shares of our common stock at a public offering price of $25.00 per share and received approximately $252.4 million in net proceeds. In 2019, we completed a secondary public offering of our common stock in which we sold 250,000 shares and certain selling stockholders sold 3,487,500 shares. We sold 250,000 shares of our common stock at a public offering price of $160.00 per share and received approximately $37.4 million in net proceeds.
In 2021, we issued a total of $1.15 billion in aggregate principal amount of Notes. See Note 7, Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report.
The 2024 Shelf Registration Statement allows us to sell, from time to time and at our discretion, Company securities having an aggregate offering price of up to $250.0 million including shares of common stock that may be sold pursuant to the Equity Distribution Agreement with B. Riley under the ATM Program. As of December 31, 2024, 9,750,312 shares of common stock had been sold under the ATM Program for an aggregate offering price of $48.3 million. As of December 31, 2024, approximately $201.7 million in capacity remained available under the 2024 Shelf Registration Statement. See ATM Program discussed above.
As of December 31, 2024, we had $131.9 million in unrestricted cash and cash equivalents and $13.6 million in restricted cash, which was comprised of $12.6 million to secure the letter of credit delivered to our landlord as security for the performance of our obligations under our Campus Lease and $1.0 million to secure a letter of credit associated with a third party contract manufacturer in Europe. In 2024, the letter of credit associated with the third party contract manufacturer was renegotiated and reduced from $2.8 million at December 31, 2023 to $1.0 million at December 31, 2024.
We expect to raise significant additional capital through the issuance of equity and/or debt securities, and/or incur other indebtedness to continue to fund our operations and repay our indebtedness in the future. To continue bolstering and restructuring our balance sheet, subject to our compliance with applicable laws, the applicable requirements of the Equity Distribution Agreement and market conditions, we expect to raise additional capital through the issuance of equity and/or debt securities in 2025, through the ATM Program or otherwise. However, we cannot assure you that we will be able to successfully raise additional funds for the amounts needed or when needed, or on terms commercially acceptable, if at all. See Liquidity Outlook above for additional information.
Cash Flows
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash (used in) provided by:
Operating activities	$(98,813)	$(107,825)	$(320,244)
Investing activities	$(6,232)	$(9,491)	$(87,527)
Financing activities	$45,777	$(550)	$276
Net Cash Used in Operating Activities
In 2024, we incurred a net loss of $160.3 million, which was the primary reason for net cash used in operating activities of $98.8 million. Net cash outflows from changes in our operating assets and liabilities were $4.0 million, primarily due to a decrease in accounts payable from payments of outstanding balances and a reduction in expenditures; an increase in prepaid lease costs, non-current due to lease payments towards unoccupied phases of our Campus Headquarters facility for which leases have not commenced; and a decrease in operating lease liabilities due to a reduction in new leases entered into, partially offset by a decrease in raw materials and packaging and work in process inventories due to ongoing efforts to optimize working capital and reduce inventory levels, particularly in raw materials and work-in-process; an increase in accrued expenses and other current liabilities from non-receipt of vendor invoices; and a decrease in accounts receivable balances due to a decrease in billings to customers. Net loss in 2024, included $65.5 million in non-cash expenses comprised of share-based compensation expense, depreciation and amortization expense, non-cash lease expense, amortization of debt issuance costs, unrealized loss on foreign currency exchange transactions, loss on sale of fixed assets, provision for credit losses and equity in losses in TPP.
In 2023, we incurred a net loss of $338.1 million, which was the primary reason for net cash used in operating activities of $107.8 million. Net cash inflows from changes in our operating assets and liabilities were $114.7 million, primarily due to a decrease in inventory balances, decrease in prepaid expenses and other current assets, an increase in accounts payable and a decrease in accounts receivable balances, partially offset by cash outflows due to an increase in prepaid lease costs in the amount of $4.2 million associated with the Campus Lease (see Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report), a decrease in operating lease liabilities and a decrease in accrued expenses and other current liabilities. Net loss in 2023, included $115.7 million in non-cash expenses primarily comprised of depreciation and amortization expense, share-based compensation expense, loss on sale and write-down of fixed assets, non-cash lease expense, amortization of debt issuance costs, equity in losses in TPP and write-down of a note receivable.

Depreciation and amortization expense was $23.1 million and $48.1 million in 2024 and 2023, respectively. Depreciation expense in 2023 included accelerated depreciation on planned write-offs and disposals of fixed assets primarily recorded in cost of goods sold as part of our Global Operations Review.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our investments in property, plant and equipment, offset by proceeds from sales of certain fixed assets.
In 2024, net cash used in investing activities was $6.2 million and consisted of $11.0 million in cash outflows for purchases of property, plant and equipment, primarily driven by investments in production equipment and facilities, partially offset by $4.3 million in proceeds from sales of certain fixed assets and $0.4 million in proceeds from the return of security deposits.
In 2023, net cash used in investing activities was $9.5 million and consisted of $10.6 million in cash outflows to support maintenance and our investments in property, plant and equipment, and $3.3 million for investment in TPP that was previously committed, partially offset by $4.3 million in proceeds from sales of certain fixed assets.
Net Cash Provided by Financing Activities
In 2024, net cash provided by financing activities was $45.8 million which consisted of $46.7 million in net proceeds from the sale of common stock under the ATM Program (net of $1.6 million in issuance costs recognized) and $0.9 million in proceeds from stock option exercises, partially offset by $1.2 million for payments under finance lease obligations and $0.7 million in payments of minimum withholding taxes on net share settlement of equity awards.
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
Leases
In 2021, we entered into the Campus Lease with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), to house our Campus Headquarters. Although we are involved in the design of the tenant improvements of the Campus Headquarters, we do not have title or possession of the assets during construction. In addition, we do not have the ability to control the leased Campus Headquarters until each phase of the tenant improvements is complete. We paid $6.5 million and $4.2 million in rent prepayments and payments towards construction costs of the Campus Headquarters in the years ended December 31, 2024 and 2023, respectively. The rent prepayments and payments towards construction costs are initially recorded in Prepaid lease costs, non-current in our consolidated balance sheets and will ultimately be reclassified as a component of a right-of-use asset upon lease commencement for each phase of the lease. We began recognizing a right-of-use asset and lease liability for Phase1-A in our consolidated balance sheet in the year ended December 31, 2022 and for Phase 1-B in our consolidated balance sheet in the second quarter ended July 1, 2023. On September 17, 2024, we entered into an amendment to the Campus Lease, which amendment: (i) revised the square footage of the premises, building and project to: (a) increase our base rent by approximately $851,000 over the initial lease term; (b) adjust our percentage share of direct expenses; and

(c) increase the tenant improvement allowance to reflect a reduction in the scope of landlord’s work; (ii) specify which improvements must be removed by us from the premises if the premises are not occupied in their entirety throughout the initial lease term and first extension term; and (iii) address other ministerial matters concerning the Campus Lease. Aggregate payments towards base rent over the initial lease term associated with the remaining phases not yet delivered to us are approximately $79.6 million. As of December 31, 2024, the Company has recognized a right-of-use asset and lease liability for Phase 1-A and Phase 1-B in its consolidated balance sheet.
Concurrent with our execution of the Campus Lease, we delivered to the Landlord a letter of credit in the amount of $12.5 million, as security for the performance of our obligations under the Campus Lease, which amount will decrease to: (i) $6.3 million on the fifth (5th) anniversary of the Rent Commencement Date (as defined in the Campus Lease); (ii) $3.1 million on the eighth (8th) anniversary of the Rent Commencement Date; and (iii) $0 in the event the Company receives certain credit ratings; provided the Company is not then in default of its obligations under the Campus Lease.
The letter of credit is secured by a $12.6 million deposit included in our consolidated balance sheet as Restricted cash, non-current as of December 31, 2024 and 2023. See Note 4, Leases, and Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report.
The lease on our Manhattan Beach Project Innovation Center expired on January 31, 2024.
Given our intention to reduce our overall operating expenses and cash expenditures, on February 2, 2024, we terminated the agreement to purchase a property adjacent to our manufacturing facility in Enschede, the Netherlands (the “Enschede Property”) and the security deposit was returned to us, and subsequently paid to the purchaser of the property to be applied towards the deposit and future lease payments. We entered into a lease agreement with the purchaser of the property to lease the approximately 114,000 square foot property for an initial period of five years with an option to renew for an additional five years at an annual rent of approximately €1.0 million. This lease is classified as a finance lease in our consolidated balance sheet as of December 31, 2024.
China Investment and Lease Agreement
In 2020, we and our subsidiary, BYND JX, entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX has agreed to make certain investments in the JXEDZ in two phases of development, and we have agreed to guarantee certain repayment obligations of BYND JX under such agreement. In the year ended December 31, 2024, we received $0.5 million in subsidies from the JXEDZ Finance Bureau. No such subsidies were received in the years ended 2023 and 2022.
During Phase 1, we agreed to invest $10.0 million as the registered capital of BYND JX in the JXEDZ through an intercompany investment in BYND JX and BYND JX agreed to lease a facility in the JXEDZ for a minimum of two years. In connection with such agreement, BYND JX entered into a factory leasing contract with a JXEDZ company, pursuant to which BYND JX agreed to lease and renovate a facility in the JXEDZ for a minimum of two years. In 2022, we amended the lease to extend the term for an additional five years without rent escalation. In the fourth quarter of 2021, BYND JX leased an approximately 12,000 square foot facility in Shanghai, China, for a period of eight years, which is used as a local research and development facility.
As of December 31, 2024, we had invested $22.0 million as the registered capital of BYND JX and advanced $20.0 million to BYND JX. See Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report.
As part of our Global Operations Review, on February 24, 2025, our board of directors approved a plan to suspend our current operational activities in China, which are estimated to cease by the end of the second quarter of 2025. See Note 15, Subsequent Events, to the Notes to Consolidated Financial Statements included elsewhere in this report.
The Planet Partnership
In 2021, we entered into TPP, a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack products made from plant-based protein. In 2024, 2023 and 2022, we recognized our share of the net losses in TPP in the amount of $73,000 and $3.9 million and $18.9 million, respectively. In the years ended December 31, 2024 and 2023, we contributed our share of the investment in TPP of $0 and $3.3 million, respectively, resulting in a total contribution of $27.6 million as of December 31, 2024. See Note 2, Summary of Significant Accounting Policies, Note 10, Commitments and Contingencies, and Note 13, Related Party Transactions, to the Notes to Consolidated Financial Statements included elsewhere in this report.
In 2023, we continued the process of renegotiating certain contracts and changing operating activities related to Beyond Meat Jerky and assumed sales and distribution responsibilities associated with Beyond Meat Jerky in the fourth quarter of 2023. As part of our Global Operations Review, in 2023, we made the decision to discontinue the Beyond Meat Jerky product line and discontinued it in 2024.
Purchase Commitments
In 2022, we entered into a co-manufacturing agreement (“Agreement”) with a co-manufacturer to manufacture various products. The Agreement included a minimum order quantity commitment per month and an aggregate quantity over a five-year term. On November 21, 2023, we terminated the Agreement because the co-manufacturer failed to meet its obligations under the Agreement and recorded $4.4 million in termination-related charges. In March 2024, the co-manufacturer brought an action against us in a confidential arbitration proceeding. See Note 10, Commitments and Contingencies—Litigation—Arbitration with Former Co-Manufacturer, to the Notes to Consolidated Financial Statements included elsewhere in this report.
On July 1, 2023, we and Roquette Frères entered into a second amendment (the “Second Amendment”) to our existing pea protein supply agreement dated January 10, 2020, as amended by the first amendment dated August 3, 2022 (the “First Amendment”). Pursuant to the Second Amendment, the terms of the agreement and existing purchase commitments set forth in the First Amendment were revised and extended through December 31, 2025. Pursuant to the Second Amendment, the purchase commitment was revised such that we have committed to purchase pea protein inventory totaling $17.0 million in 2025. In 2023, as part of our Global Operations Review, we wrote off $5.0 million in prepayments for an option to purchase pea protein inventory in the future that we estimated that we may not be able to use.
As of December 31, 2024, we had also committed to purchase flavor ingredients inventory totaling $2.9 million in 2025. In addition, as of December 31, 2024, we had approximately $7.0 million in outstanding purchase order commitments for capital expenditures primarily to purchase property, plant and equipment including machinery and equipment, payments for which will be due within twelve months of December 31, 2024.
Settlement of Consumer Class Actions Regarding Protein Claims
On May 6, 2024, we entered into a confidential binding settlement term sheet with respect to certain consumer class action lawsuits that originated in 2022. On July 8, 2024, the parties entered into a class action settlement agreement, pursuant to which we agreed to contribute $7.5 million to a settlement fund in full satisfaction of all settlement costs and attorneys’ fees. See Note 10, Commitments and Contingencies—Litigation—Consumer Class Actions Regarding Protein Claims, to the Notes to Consolidated Financial Statements included elsewhere in this report.
On January 23, 2025, the court issued a minute order approving the class action settlement and indicating a final approval order will be entered. We paid $250,000 to the settlement fund in August 2024. The timing of the remaining payment is uncertain as it will occur after the final approval order has issued. We recorded $7.5 million in SG&A expenses in our consolidated statement of operations in the year ended December 31, 2024, paid $250,000 and included $7.25 million in Accrued litigation settlement costs in our consolidated balance sheet as of December 31, 2024.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements or any holdings in variable interest entities.
Segment Information
We have one operating segment and one reportable segment, in the plant-based meat industry, offering a portfolio of revolutionary plant-based meat. Our CODM, who is our Chief Executive Officer and President, reviews operating results to make decisions about allocating resources and assessing performance for the entire company. We derive revenue primarily in North America and Europe and manage the business activities on a consolidated basis. Our CODM allocates resources and assesses performance at the consolidated level.
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
Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling the performance obligation. Sales and other taxes we collect concurrent with the sale of products are excluded from revenue. Our normal payment terms vary by the type and location of our customers and the products offered. The time between invoicing and when payment is due is not significant. None of our customer contracts as of December 31, 2024 contains a significant financing component.
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
Property, Plant and Equipment and Estimate of Useful Lives
During the first quarter of 2023, we completed a reassessment of the useful lives of our large manufacturing and research and development equipment, and determined that we should increase the estimated useful lives for certain of our equipment from a range of 5 to 10 years a uniform 10 years. The timing of this reassessment was based on a combination of factors accumulating over time, including historical useful life information and changes in our planned use of the equipment, that provided us with updated information that allowed us to make a better estimate of the economic lives of such equipment. This reassessment was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2023. This change in accounting estimate decreased depreciation expense for 2023 by $21.0 million, impacting cost of goods sold and research and development expenses by $19.0 million and $2.0 million, respectively, and decreased both basic and diluted net loss per share available to common stockholders in 2023 by $0.33.
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
Ingredient Risk
We are exposed to risk related to the price and availability of our ingredients because our profitability is dependent on, among other things, our ability to anticipate and react to raw material and food costs. Currently, the main ingredient in our products is pea protein, which is sourced from peas grown in Canada, France and the United States, with substantially all sourced from Canada. The prices of pea protein and other ingredients we use, such as avocado oil, are subject to many factors beyond our control, such as the number and size of farms that grow yellow peas, the vagaries of the farming businesses, including poor harvests due to adverse weather conditions, natural disasters and pestilence, and changes in national and world economic conditions. The markets for some of the ingredients we use, such as avocado oil, may be particularly volatile due to factors such as limited supply sources, crop yield, seasonal shifts, climate conditions, industry demand, including as a result of food safety concerns, product recalls and government regulations. For additional information, see Part I, Item 1A. Risk Factors—Risks Related to Our Business—Because we rely on a limited number of third party suppliers, we may not be able to obtain raw materials on a timely basis or in sufficient quantities at competitive prices to produce our products or meet the demand for our products.
In addition, we purchase some ingredients and other materials offshore, and the price and availability of such ingredients and materials may be affected by political events or other conditions in these countries or tariffs or trade wars. For example, the United States has recently signaled its intention to change U.S. trade policy, including potentially renegotiating or terminating existing trade agreements and leveraging tariffs. The imposition of new or increased tariffs could materially and adversely affect the accessibility or affordability of our ingredients and, in turn, our business, financial condition and results of operations. For additional information, see Part 1, Item 1A. Risk Factors—Risks Related to Our Business—Disruptions in the worldwide economy, including an economic recession, downturn, periods of rising or high inflation or economic uncertainty, have adversely affected and may continue to adversely affect our business, results of operations and financial condition.
In the year ended December 31, 2024, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $3.4 million, or a decrease of approximately $3.4 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials. As of December 31, 2024, we had a multi-year sales agreement with Roquette which expires in December 2025. See Note 10, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report.

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
Foreign currency translation gain (loss), net of tax, reported as cumulative translation adjustment through Other comprehensive loss was $1.6 million and $(0.4) million in 2024 and 2023, respectively. Net realized and unrealized foreign currency transaction (losses) gains included in Other, net were $(6.3) million and $1.1 million in 2024 and 2023, respectively.
Based on the intercompany balances as of December 31, 2024, an assumed 5% or 10% adverse change to foreign currency exchange rates would result in a loss of approximately $5.6 million or $11.2 million, respectively, recorded in Other, net in 2024.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Beyond Meat, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Beyond Meat, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Inventory—Provision for Excess and Obsolete Raw Materials and Work in Process Inventory—Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description

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
We identified the provision for excess and obsolete ingredients included in raw materials and work in process inventory as a critical audit matter because of the significant degree of auditor judgment and effort required in identifying the population of inventory that exhibits indicators of excess and obsolescence exposure and performing audit procedures to evaluate management’s estimates and assumptions in determining the completeness of the provision for excess and obsolete inventory due to their subjective nature.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the provision for excess and obsolete raw materials and work in process inventory included the following, among others:
• We obtained an understanding of the process and assumptions used by management to determine the provision for excess and obsolete raw materials and work in process inventory.
• We evaluated the appropriateness of key inputs supporting management's estimate, including historical demand levels in comparison to estimates of future usage, the age of existing quantities on hand, and shelf life.
• We evaluated trends in the recorded raw materials and work in process inventory balances and raw materials and work in process inventory turnover ratios.
• We tested the mathematical accuracy of management's key calculations supporting the provision recorded.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 5, 2025

We have served as the Company's auditor since 2015.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$131,913	$190,505
Restricted cash, current	1,041	2,830
Accounts receivable, net	26,862	31,730
Inventory	113,444	130,336
Prepaid expenses and other current assets	11,332	12,904
Assets held for sale	1,864	4,539
Total current assets	286,456	372,844
Restricted cash, non-current	12,600	12,600
Property, plant, and equipment, net	184,887	194,046
Operating lease right-of-use assets	123,975	130,460
Prepaid lease costs, non-current	68,005	61,635
Other non-current assets, net	622	1,192
Investment in unconsolidated joint venture	1,601	1,673
Total assets	$678,146	$774,450
Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$37,571	$56,032
Accrued bonus	582	4,790
Current portion of operating lease liabilities	4,125	3,677
Accrued expenses and other current liabilities	11,925	9,855
Accrued litigation settlement	7,250	—
Total current liabilities	$61,453	$74,354
Long-term liabilities:
Convertible senior notes, net	$1,141,476	$1,137,542
Operating lease liabilities, net of current portion	73,613	75,648
Finance lease obligations and other long term liabilities	2,812	274
Total long-term liabilities	$1,217,901	$1,213,464
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	$—	$—
Common stock, par value $0.0001 per share—500,000,000 shares authorized at December 31, 2024 and 2023; 76,065,969 shares and 64,624,140 shares issued and outstanding at December 31, 2024 and 2023, respectively	8	6
Additional paid-in capital	644,004	573,128
Accumulated deficit	(1,241,531)	(1,081,253)
Accumulated other comprehensive loss	(3,689)	(5,249)
Total stockholders’ deficit	$(601,208)	$(513,368)
Total liabilities and stockholders’ deficit	$678,146	$774,450
The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Net revenues	$326,452	$343,376	$418,933
Cost of goods sold	284,753	426,031	442,676
Gross profit (loss)	41,699	(82,655)	(23,743)
Research and development expenses	28,149	39,530	62,264
Selling, general and administrative expenses	169,674	220,344	239,505
Restructuring (income) expenses	—	(631)	17,259
Total operating expenses	197,823	259,243	319,028
Loss from operations	(156,124)	(341,898)	(342,771)
Other (expense) income, net:
Interest expense	(4,097)	(3,955)	(3,966)
Other, net	(10)	11,616	(420)
Total other (expense) income, net	(4,107)	7,661	(4,386)
Loss before taxes	(160,231)	(334,237)	(347,157)
Income tax (benefit) expense	(26)	5	32
Equity in losses of unconsolidated joint venture	73	3,902	18,948
Net loss	$(160,278)	$(338,144)	$(366,137)
Net loss per share available to common stockholders—basic and diluted	$(2.43)	$(5.26)	$(5.75)
Weighted average common shares outstanding—basic and diluted	66,004,815	64,300,099	63,622,432
The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2024	2023	2022

Net loss	$(160,278)	$(338,144)	$(366,137)
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses), net of tax	1,560	(447)	(4,249)
Comprehensive loss, net of tax	$(158,718)	$(338,591)	$(370,386)
The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2021	63,400,899	$6	$510,014	$(376,972)	$(553)	$132,495
Net loss	—	—	—	(366,137)	—	(366,137)
Issuance of common stock under equity incentive plans, net	373,083	—	486	—	—	486
Share-based compensation for equity classified awards	—	—	33,857	—	—	33,857
Foreign currency translation adjustment	—	—	—	—	(4,249)	(4,249)
Balance at December 31, 2022	63,773,982	$6	$544,357	$(743,109)	$(4,802)	$(203,548)
Net loss	—	—	—	(338,144)	—	(338,144)
Issuance of common stock under equity incentive plans, net	850,158	—	(327)	—	—	(327)
Share-based compensation for equity classified awards	—	—	29,098	—	—	29,098
Foreign currency translation adjustment	—	—	—	—	(447)	(447)
Balance at December 31, 2023	64,624,140	$6	$573,128	$(1,081,253)	$(5,249)	$(513,368)
Net loss	—	—	—	(160,278)	—	(160,278)
Issuance of common stock under the ATM program, net	9,750,312	1	46,724	—	—	46,725
Issuance of common stock under equity incentive plans, net	1,691,517	1	229	—	—	230
Share-based compensation for equity classified awards	—	—	23,923	—	—	23,923
Foreign currency translation adjustment	—	—	—	—	1,560	1,560
Balance at December 31, 2024	76,065,969	$8	$644,004	$(1,241,531)	$(3,689)	$(601,208)
The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(160,278)	$(338,144)	$(366,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,121	48,094	32,582
Non-cash lease expense	8,279	8,140	5,167
Share-based compensation expense	23,923	29,098	33,857
Provision for credit losses	221	—	—
Loss on sale and write-down of fixed assets	809	20,515	486
Amortization of debt issuance costs	3,934	3,934	3,934
Equity in losses of unconsolidated joint venture	73	3,902	18,948
Write-down of note receivable	—	3,795	—
Unrealized loss (gain) on foreign currency transactions	5,113	(1,822)	5,106

Net change in operating assets and liabilities:
Accounts receivable	4,193	2,717	9,063
Inventories	15,576	106,087	2,572
Prepaid expenses and other current assets	2,013	12,873	11,595
Accounts payable	(20,564)	3,004	(10,826)
Accrued expenses and other current liabilities	4,511	(2,492)	(7,148)
Prepaid lease costs, non-current	(6,502)	(4,245)	(55,110)
Operating lease liabilities	(3,235)	(3,281)	(4,333)
Net cash used in operating activities	$(98,813)	$(107,825)	$(320,244)

Cash flows from investing activities:
Purchases of property, plant and equipment	$(11,015)	$(10,564)	$(70,475)
Proceeds from sale of fixed assets	4,348	4,323	—
Purchases of property, plant and equipment held for sale	—	—	(2,821)
Payments for investment in joint venture	—	(3,250)	(13,250)
Proceeds from (payment of) security deposits	435	—	(981)
Net cash used in investing activities	$(6,232)	$(9,491)	$(87,527)
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to the ATM offering, net of issuance costs	$46,725	$—	$—
Principal payments under finance lease obligations	(1,177)	(223)	(210)
Proceeds from exercise of stock options	924	170	1,626
Payments of minimum withholding taxes on net share settlement of equity awards	(695)	(497)	(1,140)
Net cash provided by (used in) financing activities	$45,777	$(550)	$276
Net decrease in cash, cash equivalents and restricted cash	(59,268)	(117,866)	(407,495)
Cash, cash equivalents and restricted cash at the beginning of the period	205,935	322,549	733,294
Effect of exchange rate changes on cash	(1,113)	1,252	(3,250)
Cash, cash equivalents and restricted cash at the end of the period	$145,554	$205,935	$322,549

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$—	$—	$10
Taxes	$6	$(1)	$38
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$3,428	$909	$3,507
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,755	$36,400	$37,245
Reclassification of pre-paid lease costs to operating lease right-of-use assets	$131	$28,082	$29,000
Non-cash addition to financing leases	$4,308	$—	$280
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
In Jiaxing, China, the Company leases a manufacturing facility, and leases a facility in Shanghai, China, which is used as a local research and development facility. In addition to its own production facilities, the Company uses co-manufacturers in various locations in the United States, Canada, Germany, the Netherlands and China.
In 2021, the Company entered into a lease agreement to house its corporate headquarters, lab and innovation space in El Segundo, California. In 2022, upon completion of the Phase 1-A of the new campus facility in El Segundo, the Company moved its Innovation team from the Manhattan Beach Project Innovation Center to the new campus facility. In June 2023, upon completion of the tenant improvements associated with Phase 1-B, the Company moved its headquarters, sales and marketing operations into the newly constructed Campus Headquarters. In June 2023, the Company terminated the lease of its former headquarters, also in El Segundo, California.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Global Operations Review
In 2023, to reduce operating expenses, the Company initiated a review of its global operations (the “Global Operations Review”), narrowing the Company’s commercial focus to certain anticipated growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. As part of this review, on November 1, 2023, the Company’s board of directors approved a plan to reduce the Company’s workforce by approximately 65 employees, representing approximately 19% of the Company’s global non-production workforce (or approximately 8% of our total global workforce).
On February 24, 2025, the company’s board of directors approved a plan to reduce the Company’s workforce in North America and the EU by approximately 44 employees, representing approximately 17% of the Company’s global non-production workforce (or approximately 6% of the Company’s total global workforce). In addition, as part of the Company’s Global Operations Review, on February 24, 2025, the Company’s board of directors approved a plan to suspend the Company’s current operational activities in China, which are estimated to cease by the end of the second quarter of 2025. As part of this plan, the Company is reducing its workforce in China by approximately 20 employees, representing approximately 95% of the Company’s China workforce (or approximately 3% of the Company’s total global workforce). See Note 15.
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
Segment Information
The Company has one operating segment and one reportable segment, in the plant-based meat industry, offering a portfolio of revolutionary plant-based meat. The Company’s chief operating decision maker (“CODM”), who is its Chief Executive Officer and President, reviews operating results to make decisions about allocating resources and assessing performance for the entire company. The Company derives revenue primarily in North America and Europe and manages the business activities on a consolidated basis. The Company’s CODM allocates resources and assesses performance at the consolidated level. See Note 14.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates and such differences may be material to the financial statements.
Comprehensive Loss
Comprehensive loss includes unrealized gains (losses) on the Company’s foreign currency translation adjustments for the years ended December 31, 2024, 2023, and 2022. Income taxes on the unrealized losses are zero.
Convertible Senior Notes
On March 5, 2021, the Company issued $1.0 billion aggregate principal amount of its 0% Convertible Senior Notes due 2027 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. On March 12, 2021, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $150.0 million aggregate principal amount of the Company’s 0% Convertible Senior Notes due 2027 (the “Additional Notes”, and together with the Convertible Notes, the “Notes”), and such Additional Notes were issued on March 16, 2021. See Note 7. The Company accounts for the Notes under Accounting Standards Update (“ASU”) No. 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity” (ASU 2020-06”), which the Company early adopted in the first quarter of 2021 concurrent with the issuance of the Notes. The Company records the Notes in Long-term liabilities at face value net of issuance costs. If any of the conditions to the convertibility of the Notes is satisfied, or the Notes become due within one year, then the Company may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability.
Capped Call Transactions
Capped call transactions cover the aggregate number of shares of the Company’s common stock that will initially underlie the Notes, and generally reduce potential dilution to the Company’s common stock upon any conversion of Notes and/or offset any cash payments the Company may make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the capped call transactions. The Company determined that the freestanding capped call option contracts qualify as equity under the accounting guidance on indexation and equity classification, and recognized the contract by recording an entry to Additional paid-in capital (“APIC”) in stockholders’ equity in its consolidated balance sheet. The Company also determined that the capped call option contracts meet the definition of a derivative under Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging” (“ASC 815”), but are not required to be accounted for as a derivative as they meet the scope exception outlined in ASC 815. Instead the capped call options are recorded in APIC and not remeasured.
Issuance Costs
Issuance costs related to the Notes offering were capitalized and offset against proceeds from the Notes. Issuance costs consist of legal and other costs related to the issuance of the Notes and are amortized to interest expense over the term of the Notes. There were $8.5 million and $12.5 million in unamortized issuance costs related to the Notes as of December 31, 2024 and 2023, respectively.
As of December 31, 2024, 9,750,312 shares of common stock had been sold under the Company’s ATM Program (as defined below) for an aggregate offering price of $48.3 million. Total issuance costs related to the ATM Program as of December 31, 2024 were approximately $3.3 million, resulting in aggregate net proceeds of approximately $45.0 million. Of the total issuance costs related to the ATM Program, $0.3 million remained unpaid as of December 31, 2024. In the year ended December 31, 2024, approximately $1.6 million was

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

capitalized to reflect the costs associated with the issuance of new shares of common stock and offset against proceeds from the ATM Program.
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
Foreign currency translation gain (loss), net of tax, reported as cumulative translation adjustment through Other comprehensive income (loss), net of tax was $1.6 million, $(0.4) million and $(4.2) million in the years ended December 31, 2024, 2023 and 2022, respectively.
Net realized and unrealized foreign currency transaction (losses) gains included in Other, net were $(6.3) million, $1.1 million and $(4.9) million, in the years ended December 31, 2024, 2023 and 2022, respectively.
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
The Company had no financial instruments measured at fair value on a recurring basis as of December 31, 2024 or 2023.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 in the years ended December 31, 2024, 2023 or 2022.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Cash and Cash Equivalents
The Company maintains cash balances at two financial institutions in the United States. The cash balances may, at times, exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation or FDIC up to $250,000. The Company considers all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents. Cash equivalents included approximately 61% in money market accounts and approximately 30% in demand deposits as of December 31, 2024.
Restricted Cash
Restricted cash includes cash held as collateral for stand-alone letter of credit agreements related to normal business transactions. The agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder. The Company had $13.6 million in restricted cash as of December 31, 2024, which was comprised of $12.6 million to secure the letter of credit delivered to the landlord as security for the performance of its obligations under the Campus Lease (as defined below), recorded in Restricted cash, non-current (See Note 10) and $1.0 million to secure a letter of credit associated with a third party contract manufacturer in Europe recorded in Restricted cash, current in the Company’s consolidated balance sheet. In 2024, the letter of credit associated with the third party contract manufacturer was renegotiated and reduced from $2.8 million at December 31, 2023 to $1.0 million at December 31, 2024.
Accounts Receivable
The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any anticipated losses on the accounts receivable balances and recorded in allowance for credit losses. Provision for credit losses is calculated based on the Company’s history of write-offs, level of past due accounts, and relationships with and economic status of the Company’s distributors or customers.
The Company had $1.6 million and $1.5 million allowance for credit losses as of December 31, 2024 and 2023, respectively.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining lease term. When assets are sold or retired, the asset and related accumulated depreciation are removed from the respective account balances. Any gain or loss from sale of the asset is included in selling, general, and administrative expenses. Any loss on accelerated depreciation on planned write-off and disposal of the asset is included in either cost of goods sold, research and development expenses, or selling, general and administrative expenses, depending on the nature of the asset. Expenditures for repairs and maintenance are charged directly to expense when incurred. See Note 6.
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
In 2023, in connection with Global Operations Review, the Company identified certain manufacturing equipment that were no longer required for its future operations. Upon valuation of these assets by an independent third party, the assets that were determined to be not salable were fully depreciated in 2023. The assets that were determined salable were recorded in Assets held for sale in the Company’s consolidated balance sheet at the lower of their carrying value or fair value less costs to sell. Loss recognized during 2023 associated with these assets classified as held for sale was $16.6 million. As of December 31, 2024, $1.9 million remained as assets held for sale in the Company’s consolidated balance sheet. These assets held for sale are expected to be sold within one year.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Impairment of Long-Lived Assets
Long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. When events or circumstances indicate that impairment may be present, management evaluates the probability that future undiscounted net cash flows received will be less than the carrying amount of the asset. If projected future undiscounted cash flows are less than the carrying value of an asset, then such assets are written down to their fair values. The Company concluded that no long-lived assets were impaired during the fiscal years ended December 31, 2024, 2023 and 2022.
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
Operating leases include lease arrangements for the Company’s corporate offices, the Campus Lease (see Note 4), manufacturing facilities, warehouses, vehicles and, to a lesser extent, equipment. Operating leases with a term greater than one year are recorded on the consolidated balance sheets as operating lease right-of-use assets and operating lease liabilities at the commencement date. Operating lease assets represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments arising from the lease.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
Revenue is measured as the amount of consideration the Company expects to receive in exchange for fulfilling the performance obligation. Sales and other taxes the Company collects concurrently with the sale of products are excluded from revenue. The Company's normal payment terms vary by the type and location of its customers and the products offered. The time between invoicing and when payment is due is not significant. None of the Company's customer contracts as of December 31, 2024 contains a significant financing component.
The Company routinely offers sales discounts and promotions through various programs to its customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. Provision for discounts and incentives are recorded in the same period in which the related revenues are recognized. At the end of each accounting period, the Company recognizes a contra asset to accounts receivable for estimated sales discounts that have

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

been incurred but not paid which totaled $6.8 million and $6.9 million as of December 31, 2024 and 2023, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.
The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. The incremental cost to obtain contracts was not material.
Presentation of Net Revenues by Channel
The Company’s revenues are attributed to the country where the products are delivered. The following table presents the Company’s net revenues by channel:

	Year Ended December 31,
	2024	2023	2022
(in thousands)
U.S.:
Retail	$150,812	$155,240	$234,744
Foodservice	47,584	50,647	69,289
U.S. net revenues	198,396	205,887	304,033
International:
Retail	59,783	61,723	60,907
Foodservice	68,273	75,766	53,993
International net revenues	128,056	137,489	114,900
Net revenues	$326,452	$343,376	$418,933
One distributor accounted for approximately 12% of the Company’s gross revenues in each of 2024, 2023 and 2022. No other distributor or customer accounted for more than 10% of the Company’s gross revenues in 2024, 2023 or 2022.
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
Prepaid Expenses
Prepaid expenses primarily include prepaid insurance and other prepaid vendor costs, which are expensed in the period to which they relate. Prepaid expenses are included under the caption Prepaid expenses and other current assets in the Company’s consolidated balance sheets and were $7.8 million and $8.3 million as of December 31, 2024 and 2023, respectively.
Investment in Joint Venture
The Company uses the equity method of accounting to record transactions associated with its joint venture when the Company shares in joint control of the investee. Investment in joint venture is not consolidated but is recorded in Investment in unconsolidated joint venture in the Company’s consolidated balance sheet. The

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Company recognizes its portion of the investee’s results in Equity in losses of unconsolidated joint venture in its consolidated statement of operations. The Company eliminates its proportionate interest in any intra-entity profits or losses in the inventory of the investee at the end of the reporting period and recognizes its portion of the profit and losses when realized by the investee.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses are primarily comprised of selling, marketing expenses and administrative expenses, including personnel and related expenses, share-based compensation, outbound shipping and handling costs, non-manufacturing lease expense, depreciation and amortization expense on non-manufacturing and non-research and development assets, charges related to asset write-offs including loss on sale and write-down of fixed assets, consulting fees and other non-production operating expenses. Marketing and selling expenses include advertising costs, share-based compensation awards to brand ambassadors, costs associated with consumer promotions, product donations, product samples and sales aids incurred to acquire new customers, retain existing customers and build brand awareness. Administrative expenses include expenses related to management, accounting, legal, IT and other office functions. Advertising costs are expensed as incurred. Advertising costs in 2024, 2023 and 2022 were $8.5 million, $17.2 million and $20.6 million, respectively. Non-advertising related components of the Company’s total marketing expenditures primarily include costs associated with consumer promotions, product sampling and sales aids, which are also included in SG&A.
Shipping and Handling Costs
The Company does not bill its distributors or customers shipping and handling fees. The Company’s products are predominantly shipped to its distributors or customers as “FOB Destination,” with control of the products transferred to the customer at the destination. In-bound shipping and handling costs incurred in manufacturing a product are included in inventory and reflected in cost of goods sold when the sale of that product is recognized. Outbound shipping and handling costs are considered as fulfillment costs and are recorded in SG&A expenses. Outbound shipping and handling costs included in SG&A expenses in 2024, 2023 and 2022 were $7.3 million, $10.7 million and $17.6 million, respectively.
Research and Development Expenses
Research and development expenses, which includes enhancements to existing products and new product development, are expensed in the period incurred. Research and development expenses primarily consist of personnel and related expenses for the Company’s research and development staff, including salaries, benefits, bonuses, share-based compensation, scale-up expenses and depreciation and amortization expense on research and development assets, and facility lease costs. Research and development expenses in 2024, 2023 and 2022 were $28.1 million, $39.5 million and $62.3 million, respectively.
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
Retirement Savings Plan
On January 1, 2017 the Company initiated a 401(k) retirement savings plan (“401-K Plan”) for the benefit of eligible employees. Under terms of this plan, eligible employees are able to make contributions of their wages on a tax-deferred basis. The Company has incurred $2.0 million, $2.1 million and $2.9 million in matching contribution to the 401-K Plan in 2024, 2023 and 2022, respectively.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In December 2023, the FASB issued “ASU 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures” (“ASU 2023-09”) which amends the Codification to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires additional disaggregation of the reconciliation between the statutory and effective tax rate for an entity and of income taxes paid, both of which are disclosures required by current GAAP. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments in ASU 2023-09 apply to all entities that are subject to Topic 740, Income Taxes. For public business entities, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted, however the Company has chosen not to early adopt. ASU 2023-09 is effective for the Company beginning January 1, 2025. Adoption of ASU 2023-09 is expected to enhance the usefulness of income tax disclosures and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In March 2024, the FASB issued ASU 2024-02 “Codification Improvements—Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”) which amends the Codification to remove references to various FASB Concept Statements. The amendments in ASU 2024-02 are considered to be Codification improvements only. The amendments in ASU 2024-02 apply to all reporting entities within the scope of the affected accounting guidance and are effective for the Company for fiscal years beginning after December 15, 2024. Early application of the amendments in ASU 2024-02 is permitted for all entities for any fiscal year or interim period for which financial statements have not yet been issued or made available for issuance. Adoption of ASU 2024-02 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows
In November 2024, the FASB issued ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) in order to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in ASU 2024-03 require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses in interim and year-end reporting periods. Specifically, entities will be required to:
1.Disclose the amounts of (a) purchase of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities included in each expense caption presented on the face of the Statement of Operations within continuing operations that includes items (a)-(e).
2.Include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements.
3.Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.
4.Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.
The amendments in ASU 2024-03 apply to all public business entities and are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments are to be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. Adoption of ASU 2024-03 is expected to modify the disclosure and presentation

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

requirements only and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In November 2024, the FASB issued ASU 2024-04—Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”) to improve the relevance and consistency in the application of induced conversion guidance in Subtopic 470-20, Debt—Debt with Conversion and Other Options. The amendments in ASU 2024-04 clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion.
The amendments in ASU 2024-04 affect entities that settle convertible debt instruments for which the conversion privileges were changed to induce conversion. The amendments in ASU 2024-04 are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The amendments in ASU 2024-04 permit an entity to apply the new guidance on either a prospective or a retrospective basis. The Company has not determined the impact of the adoption of ASU 2024-04 will have on the Company’s financial position, results of operations or cash flows.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires improvement to the disclosures about a public entity’s reportable segments, intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by Topic 280, including the significant segment expense disclosures. The amendment requires that an entity disclose (i) significant expenses that are regularly provided to the Chief Operating Decision Maker ("CODM"), (ii) other segment items by reportable segment including a description of its composition, (iii) all annual disclosures required by Topic 280 in interim periods, and (iv) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. The Company adopted this standard effective January 1, 2024, and applied it on a retrospective basis. See Note 14.
Note 3. Restructuring
In May 2017, management approved a plan to terminate the Company’s exclusive supply agreement (the “Agreement”) with one of its co-manufacturers, due to non-performance under the Agreement and on May 23, 2017, the Company notified the co-manufacturer of its decision to terminate the Agreement. On October 18, 2022, the parties to this dispute entered into a confidential written settlement agreement and mutual release, pursuant to which the parties agreed to dismiss with prejudice all claims and cross-claims asserted in the associated cases filed in the Superior Court of the State of California for the County of Los Angeles and the United States District Court for the Central District of California. The terms of the settlement did not have a material impact on Beyond Meat’s financial position or results of operations. No party admitted liability or wrongdoing in connection with the settlement. In 2024, 2023 and 2022, the Company recorded $0, $(0.6) million, $17.3 million, respectively, in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. The credit recorded in 2023 was primarily driven by a reversal of certain accruals. As of December 31, 2024 and 2023, the Company had $0 in accrued unpaid restructuring expenses associated with this dispute.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note 4. Leases
See Note 10.
Leases are classified as either finance leases or operating leases based on criteria in ASC 842. The Company has operating leases for its corporate offices, including the Campus Headquarters (as defined below), its former Manhattan Beach Project Innovation Center, its manufacturing facilities, warehouses and vehicles, and to a lesser extent, certain equipment and finance leases. Such leases generally have original lease terms between 2 years and 12 years, and often include one or more options to renew. Some leases also include early termination options, which can be exercised under specific conditions. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company does not have residual value guarantees or material restrictive covenants associated with its leases.
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
The Company paid $6.5 million and $4.2 million in rent prepayments and payments towards construction costs of the Campus Headquarters in the years ended December 31, 2024 and 2023, respectively. The rent prepayments and payments towards construction costs are initially recorded in Prepaid lease costs, non-current in the Company’s consolidated balance sheets and will ultimately be reclassified as a component of a right-of-use asset upon lease commencement for each phase of the lease.
In 2022, the tenant improvements associated with Phase 1-A were completed, and the underlying asset was delivered to the Company. As such, upon commencement of Phase 1-A, the Company recognized a $64.1 million right-of-use asset, which included the reclassification of $27.7 million of the construction payments previously included in Prepaid lease costs, non-current, and a $36.6 million lease liability. Upon completion of the tenant improvements associated with Phase 1-A, the Company moved its innovation team from its former Manhattan Beach Innovation Center to the Campus Headquarters. In 2023, the tenant improvements associated with Phase 1-B were completed, and the underlying asset was delivered to the Company. As such, upon commencement of Phase 1-B, the Company recognized a $64.9 million right-of-use asset, which included the reclassification of $29.3 million of the construction payments previously included in Prepaid lease costs, non-current, and a $35.6 million lease liability. Upon completion of the tenant improvements associated with Phase 1-B, the Company moved its headquarters, sales and marketing operations to the Campus Headquarters.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Given the Company’s intention to reduce its overall operating expenses and cash expenditures, on February 2, 2024, the Company terminated the agreement to purchase a property in Enschede, the Netherlands (the “Enschede Property”) and the security deposit was returned to the Company, which was subsequently paid to the purchaser of the property to be applied towards the deposit and future lease payments. The Company entered into a lease agreement with the purchaser of the property to lease the approximately 114,000 square foot property for an initial period of five years with an option to renew for an additional five years at an annual rent of approximately €1.0 million. The lease is classified as a finance lease in the Company’s consolidated balance sheet as of December 31, 2024. Costs associated with this lease are included in finance lease costs related to cost of goods sold and are reflected in the tables below.
Lease costs for operating and finance leases were as follows:

		December 31,
(in thousands)	Statement of Operations Location	2024	2023
Operating lease cost:
Lease cost	Cost of goods sold	$1,668	$1,625
Lease cost	Research and development expenses	9,539	9,396
Lease cost	Selling, general and administrative expenses	2,503	2,621
Variable lease cost(1)	Cost of goods sold	269	233
Variable lease cost(1)	Research and development expenses	6	119
Variable lease cost(1)	Selling, general and administrative expenses	4,158	2,742
Operating lease cost		$18,143	$16,736
Short- term lease cost:
Short-term lease cost	Cost of goods sold	$93	$84
Short-term lease cost	Research and development expenses	105	152
Short-term lease cost	Selling, general and administrative expenses	369	228
Short-term lease cost		567	464
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$992	$204
Amortization of right-of use assets	Research and development expenses	14	15
Interest on lease liabilities	Interest expense	164	21
Variable lease cost(1)	Cost of goods sold	13	10
Finance lease cost		$1,183	$250
Total lease cost		$19,893	$17,450
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Supplemental balance sheet information related to leases are:

		December 31,
(in thousands)	Balance Sheet Location	2024	2023
Assets
Operating leases	Operating lease right-of-use assets	$123,975	$130,460
Finance leases, net	Property, plant and equipment, net	3,817	461
Total lease assets		$127,792	$130,921

Liabilities
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$4,125	$3,677
Finance lease liabilities	Accrued expenses and other current liabilities	851	196
Long-term:
Operating lease liabilities	Operating lease liabilities, net of current portion	73,613	75,648
Finance lease liabilities	Finance lease obligations and other long-term liabilities	2,812	274
Total lease liabilities		$81,401	$79,795

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year, as of December 31, 2024:

	December 31, 2024
(in thousands)	Operating Leases	Finance Leases
2025	$8,684	$989
2026	8,494	1,027
2027	8,319	996
2028	8,373	955
2029	8,546	9
Thereafter	80,466	—
Total undiscounted future minimum lease payments	122,882	3,976
Less imputed interest	(45,144)	(313)
Total discounted future minimum lease payments	$77,738	$3,663

Weighted average remaining lease terms and weighted average discount rates were:

	December 31, 2024
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	13.2	3.9
Weighted average discount rate	6.9%	4.2%

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Supplemental cash flow information:

	December 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$8,656	$9,452
Operating lease right-of-use assets obtained in exchange for lease liabilities	1,755	36,400

Note 5. Inventories
Major classes of inventory were as follows:

	December 31,
(in thousands)	2024	2023
Raw materials and packaging	$51,303	$61,371
Work in process	28,204	37,329
Finished goods	33,937	31,636
Total	$113,444	$130,336
The Company records a provision for excess and obsolete inventories in cost of goods sold in its consolidated statements of operations. The amount recorded in 2023 included $38.0 million in incremental provision for excess and obsolete inventory resulting from the Company’s Global Operations Review.
Note 6. Property, Plant and Equipment
The Company records property, plant, and equipment at cost and includes finance lease assets in Property, plant and equipment, net in its consolidated balance sheets. A summary of property, plant, and equipment as of December 31, 2024 and 2023, is as follows:

	December 31,
(in thousands)	2024	2023
Manufacturing equipment	$165,626	$165,028
Research and development equipment	20,816	19,594
Leasehold improvements	18,165	23,898
Building	27,155	22,813
Finance leases	5,167	1,086
Software	2,742	3,568
Furniture and fixtures	941	1,079
Vehicles	594	584
Land	5,416	5,478
Assets not yet placed in service	38,747	43,123
Total property, plant and equipment	$285,369	$286,251
Less: accumulated depreciation and amortization	100,482	92,205
Property, plant and equipment, net	$184,887	$194,046

Depreciation and amortization expense in 2024, 2023 and 2022 was $23.1 million, $48.1 million and $32.6 million, respectively. Of the total depreciation and amortization expense in 2024, 2023 and 2022, $20.3 million, $44.5 million and $28.0 million, respectively, were recorded in cost of goods sold, $2.0 million,

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

$2.8 million and $4.0 million, respectively, were recorded in research and development expenses, and $0.8 million, $0.8 million and $0.6 million, respectively, were recorded in SG&A expenses, in the Company’s consolidated statements of operations.
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
The Company had $1.9 million and $4.5 million in property, plant and equipment concluded to meet the criteria for assets held for sale as of December 31, 2024 and 2023, respectively. In the year ended December 31, 2023, a $3.8 million note receivable that was previously recorded for assets sold was written off as uncollectible.
Note 7. Debt
The following is a summary of debt balances as of December 31, 2024 and December 31, 2023:

	December 31,
(in thousands)	2024	2023
0% Convertible senior notes	$1,150,000	$1,150,000
Debt issuance costs	(8,524)	(12,458)
Total debt outstanding	$1,141,476	$1,137,542
Less: current portion of long-term debt	—	—
Long-term debt	$1,141,476	$1,137,542
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
The total amount of debt issuance costs of $23.6 million was recorded as a reduction to Convertible senior notes, net in the consolidated balance sheet and is being amortized as interest expense over the term of the Notes using the effective interest method. In each of the years ended December 31, 2024 and December 31, 2023, the Company recognized $3.9 million in interest expense related to the amortization of the debt issuance costs related to the Notes. The effective interest rate in both of the years ended December 31, 2024 and December 31, 2023 was 0.3%.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following is a summary of the Company’s Notes as of December 31, 2024:

(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
0% Convertible senior notes due on March 15, 2027	$1,150,000	$8,524	$1,141,476	$174,662	Level 2

The Notes are carried at face value less the unamortized debt issuance costs on the Company’s consolidated balance sheets. As of December 30, 2024, the estimated fair value of the Notes was approximately $174.7 million. The Notes are quoted on the Intercontinental Exchange and are classified as Level 2 financial instruments. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on December 30, 2024, the last business day when the Notes were traded.
As of December 31, 2024, the remaining life of the Notes was approximately 2.2 years.
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
Note 8. Stockholders’ Deficit
As of December 31, 2024, the Company’s shares consisted of 500,000,000 authorized shares of common stock, par value $0.0001 per share, of which 76,065,969 shares of common stock were issued and outstanding, and $500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
As of December 31, 2023, the Company’s shares consisted of 500,000,000 authorized shares of common stock, par value $0.0001 per share, of which 64,624,140 shares were issued and outstanding, and $500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
The Company has not declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of its capital stock.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Common Stock
Common stock reserved for future issuance consisted of the following:

	December 31,
	2024	2023
Equity incentive compensation awards granted and outstanding	6,859,658	5,888,077
Shares available for grant under the 2018 Equity Incentive Plan(1)	7,489,593	8,230,500
Shares available for issuance under the Employee Stock Purchase Plan	3,484,845	2,948,715
Shares reserved for potential issuance under the Notes	8,234,230	8,234,230
Total common stock reserved for future issuance(2)	26,068,326	25,301,522
_________________
(1) Shares available for issuance under the 2018 Equity Incentive Plan includes 225,967 shares that may be issued pursuant to performance stock units if 200% of the applicable performance target is achieved.
(2) Total common stock reserved for future issuance excludes shares that may be issued pursuant to the ATM Program discussed below.
ATM Program
In May 2023, the Company filed an automatic shelf registration statement on Form S-3 (the “2023 Shelf Registration Statement”) with the SEC registering an indeterminate amount of its common stock, preferred stock, debt securities, warrants, purchase contracts and units (collectively, “Company securities”). On March 18, 2024, the Company filed an updated shelf registration statement on Form S-3 (the “2024 Shelf Registration Statement”), which the SEC declared effective on April 12, 2024 and which replaced the 2023 Shelf Registration Statement. The 2024 Shelf Registration Statement allows the Company to sell, from time to time and at its discretion, Company securities having an aggregate offering price of up to $250.0 million including shares of common stock that may be sold pursuant to the Company’s equity distribution agreement, dated as of November 7, 2024 (the “Equity Distribution Agreement”), with B. Riley Securities, Inc. (“B. Riley”), as sales agent, under an “at the market” offering program (the “ATM Program”).
Pursuant to the Equity Distribution Agreement, the Company may offer and sell common stock having an aggregate offering price of up to $200.0 million from time to time to or through B. Riley, subject to the Company’s compliance with applicable laws and the applicable requirements of the Equity Distribution Agreement. The Equity Distribution Agreement stipulates that the Company will pay B. Riley a commission equal to up to 3.0% of the gross offering proceeds of any shares of common stock sold to or through B. Riley pursuant to the Equity Distribution Agreement. The Company intends to use the net proceeds from sales of common stock issued under the ATM Program for general corporate and working capital purposes. The timing of any sales and the number of shares sold will depend on a variety of factors to be determined and considered by the Company. The Company is not obligated to sell any shares under the Equity Distribution Agreement.
As of December 31, 2024, 9,750,312 shares of common stock had been sold under the ATM Program for an aggregate offering price of $48.3 million. Total issuance costs related to the ATM Program as of December 31, 2024 were approximately $3.3 million, resulting in aggregate net proceeds of approximately $45.0 million. Of the total issuance costs related to the ATM Program, $0.3 million remained unpaid as of December 31, 2024. In the year ended December 31, 2024, approximately $1.6 million was capitalized to reflect the costs associated with the issuance of new shares of common stock and offset against proceeds from the ATM Program. As of December 31, 2024, approximately $201.7 million in capacity remained available under the 2024 Shelf Registration Statement.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note 9. Share-Based Compensation
In 2019, the Company’s 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”) was amended, restated and re-named the 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”). The shares available for issuance under the 2011 Equity Incentive Plan were added to the shares reserved for issuance under the 2018 Equity Incentive Plan.
The 2018 Equity Incentive Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units, and performance shares to the Company’s employees, directors, and consultants. As of December 31, 2024, the maximum aggregate number of shares that may be issued under the 2018 Equity Incentive Plan was 25,204,961 shares of the Company’s common stock. In addition, the number of shares reserved for issuance under the 2018 Equity Incentive Plan will be increased automatically on the first day of each fiscal year beginning with the 2020 fiscal year, by a number equal to the least of: (i) 2,144,521 shares; (ii) 4.0% of the shares of common stock outstanding on the last day of the prior fiscal year; or (iii) such number of shares determined by the Company’s board of directors. As of January 1, 2025, the maximum aggregate number of shares that may be issued under the 2018 Equity Incentive Plan increased to 27,349,482 shares.
The 2018 Equity Incentive Plan may be amended, suspended or terminated by the Company’s board of directors at any time, provided such action does not impair the existing rights of any participant, subject to stockholder approval of any amendment to the 2018 Equity Incentive Plan as required by applicable law or listing requirements. Unless sooner terminated by the Company’s board of directors, the 2018 Equity Incentive Plan will automatically terminate on November 14, 2028.
The following table summarizes the shares available for grant under the 2018 Equity Incentive Plan:

Shares Available for Grant
Balance - December 31, 2023	8,230,500
Authorized	2,144,521
Granted(1)	(3,428,904)
Shares withheld to cover taxes	85,993
Forfeited	457,483
Balance - December 31, 2024	7,489,593
_________
(1) Includes 225,967 shares reserved for issuance pursuant to performance stock units if 200% of the applicable performance target is achieved.

As of December 31, 2024 and 2023, there were 4,392,460 and 4,477,120 shares, respectively, issuable under stock options outstanding, 2,241,231 and 1,411,310 shares, respectively, issuable under unvested RSUs outstanding, 225,967 and 0 shares, respectively, issuable under unvested PSUs outstanding, 225,967 shares reserved for issuance under unvested PSUs outstanding if 200% of the applicable performance target is achieved, 10,837,816 and 9,048,906 shares, respectively, issued for stock option exercises, RSU settlement and restricted stock grants, and 7,489,593 and 8,230,500 shares, respectively, available for grant under the 2018 Equity Incentive Plan.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Stock Options
Following are the assumptions used in the Black-Scholes valuation model for options granted during the periods shown below:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.3%	4.2%	2.3%
Average expected term (years)	7.0	7.0	7.0
Expected volatility	55.0%	55.2%	55.0%
Dividend yield	—	—	—
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
The 2018 Equity Incentive Plan generally provides that the Company’s board of directors may set the vesting schedule applicable to grants approved under the 2018 Equity Incentive Plan. The Company has not granted any stock option awards with performance-based vesting conditions.
Option grants in 2024, 2023 and 2022, generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period, subject to continued employment through the vesting date.
The following table summarizes the Company’s stock option activity during the period from December 31, 2021 through December 31, 2024:

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2021	3,956,364	$27.04	5.9	$180,302
Granted	841,630	$38.93	—	$—
Exercised	(223,175)	$7.28	—	$7,026
Canceled/Forfeited	(574,886)	$62.29	—	$—
Outstanding at December 31, 2022	3,999,933	$25.58	5.3	$20,712
Granted	1,234,905	$15.89	—	$—
Exercised	(216,144)	$0.79	—	$3,646
Canceled/Forfeited	(541,574)	$34.34	—	$—
Outstanding at December 31, 2023	4,477,120	$23.04	5.4	$12,915
Granted	1,108,134	$9.19	—	$—
Exercised	(974,621)	$0.95	—	$2,822
Canceled/Forfeited	(218,173)	$23.25	—	$—
Outstanding at December 31, 2024	4,392,460	$24.44	6.5	$1,168
Vested and exercisable at December 31, 2024	2,636,069	$31.60	4.9	$1,168
Vested and expected to vest at December 31, 2024	3,941,873	$26.09	6.2	$1,168
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

In the years ended December 31, 2024, 2023 and 2022, the Company recorded $7.7 million, $10.8 million and $14.5 million, respectively, of share-based compensation expense related to options. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s consolidated statements of operations.
As of December 31, 2024, there was $10.6 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over a weighted average vesting period of 1.1 years.
Restricted Stock Units
RSU grants to new employees in the years ended December 31, 2024, 2023 and 2022 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award, subject to continued employment through the vesting date.
RSU grants to certain continuing employees in the year ended December 31, 2024 vest: (i) 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award; or (ii) 50% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining four quarters of the award, each subject to continued employment through the vesting date.
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
Annual RSU grants to directors on the Company’s board of directors in 2024, 2023 and 2022 vest monthly over a one-year period and RSU grants to new directors on the Company’s board of directors vest monthly over a three-year period, each subject to continued service through the vesting date. RSU grants to non-employee consultants and brand ambassadors in 2024, 2023 and 2022 vest on varying dates, subject to continued service through the vesting date.
The following table summarizes the Company’s RSU activity from December 31, 2021 through December 31, 2024:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2021	608,175	$89.00
Granted	1,102,071	$29.12
Vested(1)	(200,932)	$88.20
Canceled/Forfeited	(516,001)	$—
Unvested at December 31, 2022	993,313	$35.98
Granted	1,491,814	$14.67
Vested(1)	(690,557)	$28.38
Canceled/Forfeited	(383,260)	$27.00
Unvested at December 31, 2023	1,411,310	$19.60
Granted	1,868,836	$8.77
Vested(1)	(807,264)	$13.32
Canceled/Forfeited	(231,651)	$17.90
Unvested at December 31, 2024	2,241,231	$11.89
__________
(1) Includes 85,993, 38,679, and 40,795 shares of common stock that were withheld to cover taxes in 2024, 2023 and 2022, respectively, on the release of vested RSUs and became available for future grants pursuant to the 2018 Equity Incentive Plan.

In the years ended December 31, 2024, 2023 and 2022, the Company recorded $14.4 million, $18.3 million and $19.4 million, respectively, of share-based compensation expense related to RSUs. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s consolidated statements of operations.
As of December 31, 2024, there was $17.7 million in unrecognized compensation expense related to nonvested RSUs which is expected to be recognized over a weighted average vesting period of 1.2 years.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Performance Stock Units
On March 1, 2024, the Company granted a target amount of $3.3 million in PSUs with market-based and service-based vesting conditions to certain executive officers. The market vesting condition is based on the Company’s TSR results relative to a peer group. The peer group includes the constituents of the S&P Food and Beverage Select Industry Index excluding companies in the S&P 500 as of the beginning of each of the three performance periods that apply to the PSUs (each performance period begins on January 1, 2024 and the performance periods end on December 31, 2024, December 31, 2025 and December 31, 2026 for a one-year, two-year and three-year performance period, respectively). The market vesting condition allows for a range of vesting from 0% to 200% of the target amount, depending on the relative TSR achieved by the Company against the peer group for the applicable performance period, as determined by the Company’s Human Capital Management and Compensation Committee within 60 days following the end of the performance period. In addition to the market vesting condition, the PSUs are subject to the continued service of the executive officers through the last day of the applicable performance period. PSUs that are unvested three months following the end of the performance period will be forfeited and returned to the 2018 Equity Incentive Plan on that date.
The fair value of PSUs is measured on the grant date using a Monte Carlo valuation model. Each of the three performance periods is considered an individual tranche of the award referred to below as “Tranche 1,” “Tranche 2” and “Tranche 3,” respectively.

	Number of Units	Grant Date Fair Value Per Unit	Performance Period
Tranche 1	80,307	$13.49	January 1, 2024 - December 31, 2024
Tranche 2	74,714	$14.50	January 1, 2024 - December 31, 2025
Tranche 3	70,946	$15.27	January 1, 2024 - December 31, 2026
The following table summarizes the Company’s PSU activity during the year ended December 31, 2024:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at January 1, 2024	—	$—
Granted	225,967	$14.38
Vested	—	$—
Canceled/Forfeited	—	$—
Unvested at December 31, 2024	225,967	$14.38
The total grant date fair value of the PSUs was determined to be $3.3 million, with each tranche of PSUs representing $1.1 million of the total expense. The requisite service period for each tranche of PSUs is 10 months, 22 months and 34 months, respectively. Share-based compensation expense related to PSUs is recognized on a straight-line basis over their requisite service periods, regardless of whether the market vesting condition is ultimately satisfied. Share-based compensation expense is not reversed if the achievement of the market vesting condition does not occur.
In the year ended December 31, 2024, the Company recorded $1.9 million of share-based compensation expense related to vesting of the three tranches of PSUs. The share-based compensation expense is included in SG&A expenses in the Company’s consolidated statements of operations. Prior to December 31, 2023, the Company had no share-based compensation expense related to PSUs.
As of December 31, 2024, there was $1.4 million in unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted average vesting period of 1.5 years.
Employee Stock Purchase Plan

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

On November 15, 2018, the Company’s board of directors adopted its 2018 Employee Stock Purchase Plan (“2018 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on April 30, 2019, the day immediately prior to the effectiveness of the registration statement filed in connection with the IPO. The 2018 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code (the “Code”) for U.S. employees. In addition, the 2018 ESPP authorizes grants of purchase rights that do not comply with Section 423 of the Code under a separate non-423 component for non-U.S. employees and certain non-U.S. service providers. As of December 31, 2024, the Company has reserved 3,484,845 shares of common stock for issuance under the 2018 ESPP. In addition, the number of shares reserved for issuance under the 2018 ESPP will be increased automatically on the first day of each fiscal year for a period of up to ten years, starting with the 2020 fiscal year, by a number equal to the least of: (i) 536,130 shares; (ii) 1.0% of the shares of common stock outstanding on the last day of the prior fiscal year; or (iii) such lesser number of shares determined by the Company’s board of directors. As of January 1, 2025, the maximum aggregate number of shares that may be issued under the 2018 ESPP increased to 4,020,975 shares. The 2018 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the 2018 ESPP.
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
Concurrent with the Company’s execution of the Campus Lease, the Company delivered to the Landlord a letter of credit in the amount of $12.5 million as security for the performance of its obligations under the Campus Lease, which amount will decrease to: (i) $6.3 million on the fifth (5th) anniversary of the Rent Commencement Date (as defined in the Campus Lease); (ii) $3.1 million on the eighth (8th) anniversary of the Rent Commencement Date; and (iii) $0 in the event the Company receives certain credit ratings; provided the Company is not then in default of its obligations under the Campus Lease. The letter of credit is secured by a $12.6 million deposit included in the Company’s consolidated balance sheets as “Restricted cash, non-current” as of December 31, 2024 and 2023.
The lease on the Company’s Manhattan Beach Project Innovation Center expired on January 31, 2024.
Given the Company’s intention to reduce its overall operating expenses and cash expenditures, on February 2, 2024, the Company terminated the agreement to purchase the Enschede Property and the security

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
China Investment and Lease Agreement
In 2020, the Company and its subsidiary, BYND JX, entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX has agreed to make certain investments in the JXEDZ in two phases of development, and the Company has agreed to guarantee certain repayment obligations of BYND JX under such agreement. In the year ended December 31, 2024, the Company received $0.5 million in subsidies from the JXEDZ Finance Bureau. No such subsidies were received in the years ended 2023 and 2022.
During Phase 1, the Company agreed to invest $10.0 million as the registered capital of BYND JX in the JXEDZ through intercompany investment in BYND JX. and BYND JX agreed to lease a facility in the JXEDZ for a minimum of two years. In connection with such agreement, BYND JX entered into a factory leasing contract with a JXEDZ company, pursuant to which BYND JX agreed to lease and renovate a facility in the JXEDZ and lease it for a minimum of two years. In the year ended December 31, 2022, the lease was amended to extend the term for an additional five years without rent escalation. In the fourth quarter of 2021, BYND JX leased an approximately 12,000 square foot facility in Shanghai, China, for a period of eight years, which is used as a local research and development facility. As of December 31, 2024, the Company had invested $22.0 million as the registered capital of BYND JX and advanced $20.0 million to BYND JX.
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
Subsequent to the year ended December 31, 2024, on February 24, 2025, as part of the Company’s continued review of its global operations, the Company’s board of directors approved a plan to suspend the Company’s current operational activities in China, which are estimated to cease by the end of the second quarter of 2025. See Note 15.
The Planet Partnership
In 2021, the Company entered into the Planet Partnership, LLC (“TPP”), a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. In the years ended December 31, 2024, 2023 and 2022, the Company recognized its share of the net losses in TPP in the amount of $73,000, $3.9 million and $18.9 million, respectively. In the years ended December 31, 2024 and 2023, the Company contributed its share of the investment in TPP of $0 and $3.3 million, respectively, resulting in a total contribution of $27.6 million as of December 31, 2024. See Note 2 and Note 13.
In 2023, the Company continued the process of renegotiating certain contracts and changing operating activities related to Beyond Meat Jerky and assumed distribution responsibilities for Beyond Meat Jerky in the fourth quarter of 2023. As part of its Global Operations Review, in 2023, the Company made the decision to discontinue the Beyond Meat Jerky product line and discontinued it in 2024.
Purchase Commitments
On July 1, 2023, the Company and Roquette Frères entered into a second amendment (the “Second Amendment”) to the Company’s existing pea protein supply agreement dated January 10, 2020, as amended by

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

the first amendment dated August 3, 2022 (the “First Amendment”). Pursuant to the Second Amendment, the terms of the agreement and existing purchase commitments set forth in the First Amendment were revised and extended through December 31, 2025. Pursuant to the Second Amendment, the purchase commitment was revised such that the Company has committed to purchase pea protein inventory totaling $17.0 million in 2025. In 2023, as part of the Company’s Global Operations Review, the Company wrote off $5.0 million in prepayments for an option to purchase pea protein inventory in the future that the Company estimated that it may not be able to use.
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
Saskatchewan Healthcare Employees’ Pension Plan v. Beyond Meat, Inc. et al.
On May 11, 2023, a class action complaint was filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California, captioned Retail Wholesale Department Store Union Local 338 Retirement Fund v. Beyond Meat, Inc., et al., Case No. 2:23-cv-03602. On July 26, 2023, the Court granted Saskatchewan Healthcare Employees’ Pension Plan’s motion to be appointed lead plaintiff and for its counsel to be appointed lead counsel. On August 9, 2023, the case was re-captioned as Saskatchewan Healthcare Employees’ Pension Plan v. Beyond Meat, Inc., et al., Case No. 2:23-cv-03602 (“SHEPP Action”). On October 9, 2023, the plaintiffs filed a consolidated class action complaint. The complaint alleges, among other things, that the Company and the individual defendants made false and misleading statements or omissions regarding the Company’s ability to manufacture its products at scale and to its partners’ specifications. The complaint seeks an order certifying the class; awarding compensatory damages, interest, costs, expenses, attorneys’ and expert fees; and granting other unspecified equitable or injunctive relief. The complaint alleges causes of action under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on behalf of a putative class of investors who purchased the Company’s common stock between May 5, 2020 and October 13, 2022, inclusive. On December 8, 2023, the Company and the individual defendants filed a motion to dismiss the consolidated class action complaint. The parties completed briefing on the motion to dismiss in March 2024. On August 9, 2024, the court granted defendants’ motion to dismiss but granted plaintiffs’ leave to amend. Plaintiffs filed a first amended complaint on September 6, 2024 (the “First Amended Complaint”), which no longer asserted a claim under Section 20A and which no longer included two of the individual defendants from the original complaint. Defendants filed a motion to dismiss the First Amended Complaint on September 30, 2024. A hearing was held on November 25, 2024. On February 27, 2025, the court granted Defendants’ motion to dismiss the First Amended Complaint in its entirety and dismissed all of the plaintiffs’ claims with prejudice. Plaintiffs have until March 31, 2025 to file a notice of appeal.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
Litigation Pursuant to Section 220 of the Delaware General Corporation Law (“DGCL”)
On November 17, 2023, purported stockholder Christina Brown (“Brown”) issued a books and records demand pursuant to Section 220 of the DGCL seeking documents, including board minutes and materials generally related to the same issues as those raised in the SHEPP Action and related derivative actions. On December 12, 2023, Brown filed a complaint in Delaware Chancery Court naming the Company as defendant and seeking such documents pursuant to Section 220, captioned Brown v. Beyond Meat, Case No. 2023-1262 (Del. Ch.). The parties submitted periodic status reports to the court on April 12, 2024, July 9, 2024, October 7, 2024 and December 9, 2024. On January 13, 2025, the court relieved the parties of any further reporting requirements and noted that the action remained stayed until relief is requested or the action is ripe for dismissal.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
On January 23, 2025, upon reviewing submissions from the court-appointed settlement administrator and the plaintiffs acting on behalf of the class, and after holding a final settlement hearing, the court issued a minute order approving the class action settlement and indicating a final approval order will be entered. Final approval resolves the claims of all persons (individuals and/or entities) who purchased any Beyond Meat product (as defined in the settlement agreement) for household use and not for resale or distribution, from May 31, 2018 to August 14, 2024.
The Company paid $250,000 to the settlement fund in August 2024. The timing of the remaining payment is uncertain as it will occur after the final approval order has issued. The Company recorded $7.5 million in SG&A expenses in its consolidated statement of operations and paid $250,000 in the year ended December 31, 2024, and included $7.25 million in Accrued litigation settlement costs in the Company’s consolidated balance sheet as of December 31, 2024.
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
In October 2020, Interbev, a French trade association for the livestock and meat industry sent a cease-and-desist letter to one of the Company’s contract manufacturers alleging that the use of “meat” and meat-related terms is misleading the French consumer. Despite the Company’s best efforts to reach a settlement, including a formal settlement proposal from the Company in March 2021, the association no longer responded. Instead, on March 13, 2022, the Company was served a summons by Interbev to appear before the Commercial Court of Paris (the “Economic Activities Court”). The summons alleges that the Company misleads the French consumer with references to e.g. “plant based meat,” “plant based burger” and related descriptive names, and alleges that the Company is denigrating meat and meat products. The relief sought by Interbev includes (i) changing the presentation of Beyond Meat products to avoid any potential confusion with meat products, (ii) publication of the judgment of the court in the media, and (iii) damages of EUR 200,000. On October 12, 2022, the Company submitted its brief in defense.
On February 1, 2023, the French trade association submitted updated pleadings to the Economic Activities Court. The association maintains its position that the Company is misleading the consumer, and additionally alleges that the Company is engaging in unlawful comparative advertising of its products with respect to meat

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

and meat products. The relief sought is unchanged. On May 24, 2023, the Company submitted its defense, strongly disputing these claims. In September 2023, the Company submitted a request to stay proceedings in the commercial litigation proceedings, pending the decision of the CJEU in the administrative litigation case against the Contested Decree. On September 27, 2023, Interbev obtained an extension to submit a response to the Company. On October 25, 2023, Interbev submitted its response opposing the Company’s request to stay proceedings and asking that the written procedure of the case be closed. The Company responded on November 22, 2023, and Interbev submitted an additional reply on January 16, 2024. On March 20, 2024, the Economic Activities Court held a hearing on the decision to stay proceedings, and on April 25, 2024, the Economic Activities Court decided that the case should proceed. To that end, the Economic Activities Court set the date for an oral hearing on September 4, 2024, which was subsequently postponed to December 18, 2024, following a joint request from the parties. Interbev submitted its last written brief on September 30, 2024. The Company filed its last written brief on October 28, 2024. On November 26, 2024, Interbev filed an amended brief, including a reference to the CJEU judgment of October 4, 2024, in which the CJEU ruled that "meat" is defined under EU law as "edible parts of certain animals," meaning that the Company could not use the term, even in its marketing materials. The Company filed a subsequent amended brief on December 3, 2024. On December 17, 2024, Interbev submitted a copy of the EUIPO Board of Appeal’s decision partially rejecting the Company’s appeal against the first instance decision taken by the EUIPO on May 7, 2024 by which the latter invalidated the Caped Steer logo/mark. The hearing on the merits was held on December 18, 2024. Initially, a first-instance decision was expected on February 17, 2025, but it was postponed to February 20, 2025, and then again to February 27, 2025. On February 27, 2025, the Economic Activities Court rendered its first-instance judgment (the “Judgment”). In the Judgment, the Court ruled that (i) the Company may continue to use meaty names (sausage, burger, etc.) for its products, but that it must immediately cease using the term “meat” to describe them (the Court relied on the CJEU ’s decision of October 4, 2024 on this point). The Court considers that this can be done immediately as the term “meat” is only used on the Company’s website and social media; (ii) the Company must remove the caped steer logo from its packaging and communications within 18 months of service of the Judgment (the Court relied on the EUIPO Board of Appeal’s decision of December 17, 2024 on this point); (iii) the Court considered that from the time of its penetration of the French market until 2021, Beyond referred French consumers to its US social media. These media contained health claims that are illegal in Europe and thus constituted a misleading practice. However, the Court noted that such activity had ceased; and (iv) the Court found that the Company engages in illegal comparative advertising by comparing its products to meat in a subjective matter (e.g., better taste, better for the environment, healthier than animal meat) and ordered it to immediately cease all communications that equate its products to meat and/or include a subjective comparison. The decisions under points (i) and (iv) above were made under a daily penalty of EUR 1,000 starting to count one month after the service of the Judgment on the Company.
However, the Court also dismissed several of Interbev’s other arguments. In complete contradiction to its rulings above, the Court found that the physical and nutritional characteristics of the Company’s products, their packaging, labeling, the indication of source of protein or reach in protein, and their general presentation do not create any confusion between the Company’s products and meat or meat products. Moreover, the presentation of the Company’s products in the meat aisle of supermarkets was irrelevant for the question of whether or not there was confusion between the products and meat. This means that the Company does not need to change the brand name -- Beyond Meat -- nor does the Company need to make any changes to the meaty names of the Company’s products. The Company does not need to make any changes to the physical and nutritional characteristics of the Company’ products, or any changes to the labels or lists of ingredients of the Company’s products. The Company will continue to present its products as an alternative source of protein.
In terms of costs and damages, the Court ordered the Company, as well as The New Plant, to pay EUR 1 for financial damage, EUR 50,000 for moral damage and EUR 15,000 for legal costs to Interbev. The publication of the Judgment in three specialized reviews/magazines has also been ordered, unless there is an appeal. The Judgment is subject to appeal before the Paris Court of Appeals within a period of three months. The Company is examining the Judgment with a view to a recourse against it as well as taking steps to comply with the Judgment as necessary.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

On April 21, 2023, Interbev filed two actions before the European Union Intellectual Property Office (the “EUIPO”) to cancel the Company’s EU trademark registration for the Caped Steer logo. Interbev sought cancellation of the trademark, alleging that the trademark was invalid because it allegedly misleads the public about the nature and characteristics of the products offered under the mark. Interbev also sought cancellation on the basis of allegedly misleading use. On July 7, 2023, the Company submitted its responses to these actions, strongly disputing these claims and defending its use and registration of the Caped Steer logo. Interbev’s response regarding misleading use of the mark was filed on September 14, 2023, and the Company responded on November 17, 2023. Interbev’s response regarding the invalidity of the mark was filed and served on the Company in November 2023, and the Company responded on January 12, 2024. On May 7, 2024, the Company was served with the EUIPO’s first instance decision regarding the invalidity of the mark. The EUIPO held the mark to be invalid insofar as the registration covered specifically meat or dairy substitute goods. The EUIPO held the trademark to be valid insofar as the registration is for other plant, cereal, vegetable, fruit or nut-based goods. The Company filed a formal appeal of the first instance decision on July 5, 2024, followed by its substantive grounds of appeal on September 9, 2024. Interbev filed a response on November 11, 2024. On December 17, 2024, the Company was served with the EUIPO Board of Appeal decision. The Board of Appeal upheld the appeal on one point, allowing the goods chili con carne to also remain on the register and confirmed the first instance decision on all other points. The Company decided against a further appeal, i.e. against bringing an action to the EU General Court in the matter.
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
On October 4, 2024, the CJEU rendered its judgment. The judgment of the CJEU determined that the manner in which the Contested Decree seeks to ban meat names for plant-based foods is unlawful under EU law. It sets a precedent on the extent to which EU member states may regulate the naming of plant-based foods at the national level in the absence of harmonization at the EU level. In its judgment, the CJEU also ruled that “meat” is defined under EU law as “edible parts of certain animals.” The Company is taking the view that the court’s interpretation only affects the use of the term in the sales denomination on the label and not the use of the term in marketing and advertising materials. Following the CJEU’s judgment, the case was referred to the French High Administrative Court, which, on January 28, 2025, annulled the Contested Decree and the New Decree. Beyond Meat will be reimbursed by the French State for legal costs incurred in challenging the Contested Decree, for a total of 3,000 euros.
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
Note 11. Income Taxes
A reconciliation of loss before income taxes for domestic and foreign locations for the years ended December 31, 2024, 2023 and 2022 is as follows:

(in thousands)	Year Ended December 31,
	2024	2023	2022
United States	$(151,343)	$(305,035)	$(290,765)
Foreign	(8,888)	(29,202)	(56,392)
Loss before income taxes	$(160,231)	$(334,237)	$(347,157)

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The (benefit) provision for income taxes was as follows:

(in thousands)	Year Ended December 31,
Current:	2024	2023	2022
Federal	$—	$—	$—
State	(26)	5	32
Foreign	—	—	—
	$(26)	$5	$32

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
	$—	$—	$—

(Benefit) provision for income tax	$(26)	$5	$32
The Company has provided a 100% valuation allowance on its deferred tax assets. The (benefit) provision for income taxes in 2024, 2023 and 2022 is primarily for taxes payable to the states and/or (refunds).
A reconciliation of income tax (benefit) provision from continuing operations to the amount computed by applying the statutory federal income tax rate to the net loss from continuing operations is summarized as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
U.S. income tax at federal statutory rate	$(33,649)	$(70,190)	$(72,902)
State income tax, net of federal benefits	(3,077)	(7,670)	(8,841)
Foreign rate differential	(324)	(1,315)	(2,536)
Share-based compensation	1,931	3,639	1,479
Research and development credits	—	(6)	(5)
Change in tax rates	1,673	166	204
Other	699	431	(2,807)
Change in valuation allowance	32,721	74,950	85,440
(Benefit) provision for income tax	$(26)	$5	$32

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2024, and 2023 are shown below.

	December 31,
(in thousands)	2024	2023
Deferred Tax Assets:
Net operating loss (NOL)	$300,036	$259,544
Operating lease liability	29,763	31,227
Intangibles	10,639	10,113
Share-based compensation	11,071	10,540
Inventory	9,252	11,221
Other	6,040	11,796
Total gross deferred tax assets	366,801	334,441

Deferred Tax liabilities:
Operating lease right-of-use assets	28,740	30,480
Property, plant and equipment	7,519	4,740
Total gross deferred tax liabilities	36,259	35,220

Valuation allowance	330,542	299,221
Net deferred tax assets (liabilities)	$—	$—
As of December 31, 2024 and 2023, management assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, “Income Taxes,” pursuant to which management analyzed all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized.
In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, it was concluded on a more-likely-than-not basis that certain deferred tax assets were not realizable as of December 31, 2024. Accordingly, a valuation allowance of $330.5 million has been recorded to offset these deferred tax assets. The change in valuation allowance for the year ended December 31, 2024 from the year ended December 31, 2023, was an increase of $31.3 million.
As of December 31, 2024, the Company has accumulated federal, state and foreign net operating loss carryforwards of approximately $1.2 billion, $477.5 million and $107.1 million, respectively, of which approximately $1.1 billion of the federal net operating losses and $76.1 million of the state net operating losses do not expire and the remaining federal, state and foreign tax loss carryforwards begin to expire in 2031, 2031 and 2025 respectively, unless previously utilized. As of December 31, 2023, the Company had accumulated federal, state and foreign net operating loss carryforwards of approximately $983.6 million, $413.3 million and $104.0 million, respectively.
Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company's net operating loss (NOLs) and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed a section 382 analysis through October 1, 2022 and concluded ownership changes occurred in 2011,

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

2013 and 2015. However, these ownership changes are not expected to result in a material limitation on future use of the Company’s NOLs and credit carryforwards generated prior to these ownership changes. Changes may have occurred since October 1, 2022 and may occur in the future that could limit the Company's ability to utilize tax attributes. Any adjustment to the Company's tax attributes as a result of such ownership changes will result in a corresponding decrease to the valuation allowance recorded against the Company's deferred tax assets.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Gross unrecognized tax benefits at the beginning of the year	$11,966	$10,326
Increases related to current year positions	—	1,376
(Decreases) increases related to prior year positions	(1,376)	264
Expiration of unrecognized tax benefits	—	—
Gross unrecognized tax benefits at the end of the year	$10,590	$11,966
As of December 31, 2024 and 2023, the Company had $9.5 million and $10.7 million, respectively, of unrecognized tax benefits from research and development tax credits, none of which, if recognized, would affect the Company’s effective tax rate given the Company’s valuation allowance position.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2024, 2023 and 2022, interest and penalties recognized were insignificant. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months.
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
Deferred income taxes have not been provided for undistributed earnings of the Company’s consolidated foreign subsidiaries because of the Company's intent to reinvest such earnings indefinitely in active foreign operations. At December 31, 2024, the Company had $0 in unremitted earnings that were permanently reinvested related to its consolidated foreign subsidiaries.
Note 12. Net Loss Per Share Available to Common Stockholders (“EPS”)
The Company calculates basic and diluted net loss per share available to common stockholders in conformity with the provisions of ASC 260 “Earnings Per Share.” Pursuant to ASU 2020-06, the Company applies the if-converted method to its Notes. See Note 2.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss available to common stockholders	$(160,278)	$(338,144)	$(366,137)
Undistributed net income available to unvested restricted stockholders	—	—	—
Net loss available to common stockholders—basic	$(160,278)	$(338,144)	$(366,137)
Denominator:
Weighted average common shares outstanding—basic	66,004,815	64,300,099	63,622,432
Dilutive effect of shares issuable under stock options	—	—	—
Dilutive effect of RSUs	—	—	—
Dilutive effect of PSUs	—	—	—
Dilutive effect of Notes, if converted(1)	—	—	—
Weighted average common shares outstanding—diluted	66,004,815	64,300,099	63,622,432
Net loss per share available to common stockholders—basic and diluted	$(2.43)	$(5.26)	$(5.75)
____________
(1) As the Company recorded a net loss in the years ended December 31, 2024, 2023 and 2022, inclusion of shares from the conversion premium or spread would be anti-dilutive. The Company had $1.15 billion in Notes outstanding during the years ended December 31, 2024, 2023 and 2022.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Year Ended December 31,
	2024	2023	2022
Options to purchase common stock	4,392,460	4,477,120	3,999,933
RSUs	2,241,231	1,411,310	993,313
PSUs	225,967	—	—
Total	6,859,658	5,888,430	4,993,246

Note 13. Related Party Transactions
TPP
In connection with the Company’s investment in TPP, a joint venture with PepsiCo, Inc., the Company sold certain products directly to the joint venture. In the year ended December 31, 2022, the Company also entered into an agreement for a nonrefundable up-front fee associated with its manufacturing and supply agreement with TPP. As part of renegotiating certain contracts and changing operating activities related to Beyond Meat Jerky, in the first quarter of 2023, the Company recognized in full the remaining balance of this fee. As part of its Global Operations Review, in 2023, the Company made the decision to discontinue the Beyond Meat Jerky product line and discontinued it in 2024. See Note 10.
Net revenues earned from TPP included in U.S. retail channel net revenues were $0, $5.3 million and $33.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note 14. Segment Information
The Company operates in one segment in the plant-based meat industry, offering a portfolio of revolutionary plant-based meats.
In accordance with ASC 280, “Segment Reporting”, the Company’s Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company, has been identified as the CODM.
The Company derives revenue primarily in North America and Europe and manages the business activities on a consolidated basis. The Company’s CODM allocates resources and assesses performance at the consolidated level. As the Company operates in one segment, entity-wide segment disclosures about products and services, and major customers are the same as what has been presented elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in the accompanying consolidated financial statements.
The accounting policies of the segment are the same as those described in Note 2. On a quarterly basis, the CODM reviews the GAAP measure of consolidated net (loss) income as the measure of the segment’s performance and for determining the allocation of resources.
The following table presents the details of the significant segment expenses, segment net revenues, and the segment performance measure, net loss, in the periods indicated.

	Year Ended December 31,
	2024	2023	2022
Net revenues	$326,452	$343,376	$418,933
Less:
Cost of goods sold	284,753	426,031	442,676
Research and development expenses	28,149	39,530	62,264
Selling expenses	30,129	33,960	38,541
Marketing expenses	43,058	57,477	74,151
General and administrative expenses	96,487	128,907	126,813
Restructuring (income) expenses	—	(631)	17,259
Interest expense	4,097	3,955	3,966
Equity in losses of unconsolidated joint venture	73	3,902	18,948
Other segment items(1)	(16)	(11,611)	452
Net loss	$(160,278)	$(338,144)	$(366,137)
___________
(1) Includes Other, net and Income tax (benefit) expense as reported in our consolidated statements of operations. Other, net includes $6.0 million, $10.8 million and $4.5 million in interest income in the years ended December 31, 2024, 2023 and 2022, respectively.
See the accompanying consolidated financial statements for other financial information regarding the Company's operating segment.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Long-lived assets include property, plant and equipment and operating lease right of use assets. The following table presents long-lived assets that cannot be readily removed in the Company’s business units as of the periods presented:

	December 31, 2024	December 31, 2023
U.S.	$275,920	$280,838
Canada(1)	2,148	11,427
EU B.V. (the Netherlands)	15,359	13,530
China (Jiaxing)	15,435	18,712
Consolidated long-lived assets	$308,862	$324,507
____________
(1) The Company’s Canada location serves as an extension of the U.S. sales organization.

Net revenues by geographic area
The Company’s revenues are attributed to the country where the products are delivered. For disclosure about the segment’s net revenues by geographic area, see Note 2.
Note 15. Subsequent Events
On February 24, 2025, the Company’s board of directors approved a plan to reduce the Company’s workforce in North America and the EU by approximately 44 employees, representing approximately 17% of the Company’s global non-production workforce (or approximately 6% of the Company’s total global workforce) (the “2025 RIF”). This decision was based on cost-reduction initiatives intended to reduce operating expenses.
The Company currently estimates that it will incur one-time cash charges of approximately $1.0 million to $1.5 million in connection with the 2025 RIF, primarily consisting of severance payments, employee benefits and related costs, in all cases, provided to departing employees. The Company expects that the majority of these charges will be incurred in the first quarter of 2025, subject to applicable legal requirements, which may delay the time these charges will be incurred beyond the end of the first quarter of 2025. The calculation of the charges the Company estimates it will incur are subject to uncertainties and based on a number of assumptions, including applicable legal requirements; the actual charges may differ from the estimate disclosed above.
In aggregate, the 2025 RIF, combined with the elimination of certain open positions and changes to the executive leadership team, is expected to result in approximately $5.5 million to $6.5 million in cash compensation operating expense savings in 2025, and an additional approximately $1.0 million to $1.5 million in non-cash savings in 2025 related to previously granted, unvested stock-based compensation that would have vested in 2025.
In addition, as part of the Company’s Global Operations Review, on February 24, 2025, the Company’s board of directors approved a plan to suspend the Company’s current operational activities in China, which are estimated to cease by the end of the second quarter of 2025. As part of this plan, the Company is reducing its workforce in China by approximately 20 employees, representing approximately 95% of the Company’s China workforce (or approximately 3% of the Company’s total global workforce) (the “China RIF”). The decision was based on cost-reduction initiatives intended to reduce operating expenses.
In connection with the suspension of the Company’s current operational activities in China, including the China RIF, the Company currently estimates that it will incur one-time cash charges of approximately $0.5 million to $1.0 million, primarily consisting of severance payments, employee benefits and related costs, in all cases, provided to departing employees, and contract termination costs. The Company expects that the majority

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

of these charges will be incurred in the first quarter of 2025, subject to applicable legal requirements, which may delay the time these charges will be incurred beyond the first quarter of 2025. In aggregate, the China RIF is expected to result in approximately $0.5 million to $1.0 million in cash compensation operating expense savings in 2025.
In addition, the Company currently estimates that it will incur one-time non-cash charges of approximately $12.0 million to $17.0 million, primarily related to accelerated depreciation and impairment charges and other write-downs on certain fixed assets in China. The Company expects that the majority of these charges will be incurred in the first quarter of 2025. The calculation of the charges the Company estimates it will incur are subject to uncertainties and based on a number of assumptions, including applicable legal requirements and asset disposition plans, the actual charges incurred may differ from the estimates disclosed above.
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
Based on our evaluation under the framework set forth in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.

Attestation Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The attestation report of the independent registered public accounting firm, Deloitte & Touche LLP, on the Company’s internal control over financial reporting is included below under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Beyond Meat, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Beyond Meat, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 5, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Los Angeles, California
March 5, 2025

ITEM 9B. OTHER INFORMATION.
During the fiscal quarter ended December 31, 2024, except for the following arrangements, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K:
•On December 12, 2024, Chelsea Grayson, a director on the Company’s board of directors adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The plan covers the potential sales of up to an aggregate of 20,285 shares of the Company’s common stock at price and volume thresholds and during specified trading periods between March 13, 2025 and December 31, 2025, in each case as set forth in the plan.
•On December 13, 2024, Ethan Brown, the Company’s president, chief executive officer and a director on the Company’s board of directors adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The plan covers the potential sales of up to an aggregate of 34,880 shares of the Company’s common stock at price and volume thresholds and during specified trading periods between March 14, 2025 and December 1, 2025, in each case as set forth in the plan.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be set forth in our Proxy Statement and is incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
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
Our board of directors has adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

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
(a)(3) EXHIBITS
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	10-Q	6/12/2019	3.1
3.2	Amended and Restated Bylaws.	8-K	2/13/2024	3.1
4.1	Form of Common Stock Certificate.	S-1/A	3/27/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated as of October 5, 2018, by and among the Registrant and the other parties thereto.	S-1	11/16/2018	4.2
4.3	Description of Registrant’s Securities.	10-K	3/1/2023	4.3
4.4	Indenture, dated as of March 5, 2021, between Beyond Meat, Inc. and U.S. Bank National Association, as trustee.	8-K	3/5/2021	4.1
4.5	Form of certificate representing 0% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.1 to the Form 8-K filed on 3/5/21).	8-K	3/5/2021	4.1
10.1	Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire LeMone Revocable Trust dated February 6, 2004 and Registrant and amendment thereto dated November 1, 2017.	S-1	11/16/2018	10.2
10.2	Second Lease Amendment to Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire Lemone Revocable Trust and the Company, dated May 6, 2019.	10-K	3/19/2020	10.3
10.3	Third Lease Amendment to Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire Lemone Revocable Trust and the Company, dated March 16, 2020.	10-K	3/19/2020	10.4

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.4	Fourth Lease Amendment to Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire Lemone Revocable Trust and the Company, dated March 9, 2022.	10-Q	5/12/2022	10.1
10.5	Lease, dated October 12, 2017, by and between LeMone Family Limited Partnership, LLLP and Registrant as amended by the Lease Amendment dated April 18, 2018.	S-1	11/16/2018	10.3
10.6	Second Lease Amendment to Lease, dated October 12, 2017, as amended, by and between LeMone Family Limited Partnership, LLLP and Registrant, dated May 22, 2020.	10-Q	8/11/2020	10.2
10.7	Lease, dated as of January 14, 2021, by and between Registrant and HC Hornet Way, LLC.	8-K	1/15/2021	10.1
10.8	First Amendment dated as of September 17, 2024 to the Lease dated January 14, 2021, by and between Registrant and HC Hornet Way, LLC.	10-Q	11/7/2024	10.1
10.9	Multi-Year Sales Agreement, dated January 10, 2020, by and between Roquette Frères and Beyond Meat, Inc.+	8-K	1/15/2020	10.1
10.10	First Amendment dated as of August 3, 2022 to the Multi-Year Sales Agreement, dated January 10, 2020, by and between Roquette Frères and Beyond Meat, Inc.+	10-Q	8/11/2022	10.3
10.11	Second Amendment dated as of July 1, 2023 to the Multi-Year Sales Agreement, dated January 10, 2020, as amended, by and between Roquette Frères and Beyond Meat, Inc.+	10-Q	8/9/2023	10.1
10.12	Form of Indemnification Agreement with directors and executive officers.*	S-1/A	1/9/2019	10.11
10.13	2011 Equity Incentive Plan, amended as of April 3, 2019, and related forms of stock award agreements.*	S-1/A	4/15/2019	10.12
10.14	2018 Equity Incentive Plan, and related forms of stock award agreements.*	S-1/A	1/9/2019	10.13
10.15	Amended form of 2018 Equity Incentive Plan stock option award agreement.*	10-Q	7/29/2019	10.1
10.16	Amended form of 2018 Equity Incentive Plan restricted stock unit award agreement.*	10-Q	11/9/2023	10.1
10.17	2018 Employee Stock Purchase Plan.*	S-1/A	1/9/2019	10.14
10.18	Executive Incentive Bonus Plan.*	S-1	11/16/2018	10.15
10.19	Form of Executive Change in Control Severance Agreement.*	S-1	11/16/2018	10.16
10.20	Employment Agreement by and between Registrant and Ethan Brown.*	S-1/A	1/9/2019	10.20

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.21	Offer Letter dated April 29, 2019 with Teri L. Witteman.*	8-K	5/20/2019	10.1
10.22	Form of Confirmation of Base Call Option Transaction, dated March 2, 2021.	8-K	3/05/2021	10.1
10.23	Form of Confirmation of Additional Call Option Transaction, dated March 12, 2021.	8-K	3/16/2021	10.1
10.24	Offer letter dated December 14, 2018 between the Company and Lubi Kutua.*+	10-K	03/1/2024	10.32
10.25	Letter agreement dated November 10, 2022 between the Company and Lubi Kutua.*	8-K	11/16/2022	10.1
10.26	Offer Letter dated January 5, 2023 between the Company and Akerho Oghoghomeh.*	10-K	03/1/2024	10.34
10.27	Offer Letter dated May 5, 2021 between the Company and Jonathan Nelson.*+	10-K	03/1/2024	10.35
10.28	Letter agreement dated October 13, 2022 between the Company and Jonathan Nelson.*	10-K	03/1/2024	10.36
10.29	Stock Ownership Guidelines for Outside Directors.*	10-Q	11/7/2024	10.2
10.30	Equity Distribution Agreement, dated as of November 7, 2024, by and between Beyond Meat, Inc. and B. Riley Securities, Inc.	8-K	11/7/2024	1.1
14.1	Code of Business Conduct and Ethics, as amended effective as of December 16, 2022.	10-K	3/1/2023	14.1
19.1	Insider Trading Policy amended as of October 27, 2023.	10-K	3/1/2024	19.1
21.1	Subsidiaries.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
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
					X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Beyond Meat, Inc. Policy for Recovery of Erroneously Awarded Compensation effective as of October 2, 2023.	10-K	3/1/2024	97.1

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
101	The following financial statements from the Company's Yearly Report on Form 10-K for the fiscal year ended December 31, 2024 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss,(iv) Consolidated Statements of Stockholders' Deficit, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

BEYOND MEAT, INC.

Date:	March 5, 2025	By:	/s/ Ethan Brown
		Name:	Ethan Brown
		Title:	President and Chief Executive Officer

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated below on March 5, 2025:

Signature	Title

/s/ Ethan Brown	President, Chief Executive Officer, and Director (Principal Executive Officer)
Ethan Brown

/s/ Lubi Kutua	Chief Financial Officer and Treasurer (Principal Financial Officer)
Lubi Kutua

/s/ Yi (Jevy) Luo	Principal Accounting Officer
Yi (Jevy) Luo

/s/ Seth Goldman	Chair of the Board
Seth Goldman

/s/ Nandita Bakhshi	Director
Nandita Bakhshi

/s/ Chelsea Grayson	Director
Chelsea Grayson

/s/ Colleen Jay	Director
Colleen Jay

/s/ C. James Koch	Director
C. James Koch

/s/ Raymond J. Lane	Director
Raymond J. Lane

/s/ Joshua Murray	Director
Joshua Murray

/s/ Kathy N. Waller	Director
Kathy N. Waller