Form 10-Q
period 2025-03-29
BEYOND MEAT, INC.
filed 2025-05-08
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                Yes  ☐   No  ☒
As of May 7, 2025, the registrant had 76,471,415 shares of common stock, $0.0001 par value per share, outstanding.

Note Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties concerning the business, products and financial results of Beyond Meat, Inc. (including its subsidiaries unless the context otherwise requires, “Beyond Meat,” “we,” “us,” “our” or the “Company”). We have based these forward-looking statements largely on our current opinions, expectations, beliefs, plans, objectives, assumptions and projections about future events and financial trends affecting the operating results and financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
•the sufficiency of our cash and cash equivalents to meet our liquidity needs, including estimates of our expenses, future revenues, capital expenditures and capital requirements;
•our ability to obtain additional equity or debt financing, the terms of any such financing, and our ability to bolster and restructure our balance sheet;
•the availability of our ATM Program (as defined below);
•risks related to our significant debt, including our ability to repay our indebtedness, limitations on our cash flows from operating activities and our ability to satisfy our obligations under our convertible senior notes (the “Notes”) and under our Loan and Security Agreement (as defined below); our ability to refinance the Notes; our ability to raise the funds necessary to repurchase the Notes for cash, under certain circumstances, or to pay any cash amounts due upon conversion; the significant dilution to existing stockholders that will result if we exchange any portion of our outstanding Notes for equity or if the lenders under the Loan and Security Agreement exercise their related warrants to purchase shares of our common stock (the “Warrants”), as further described herein; provisions in the indenture governing the Notes and the Loan and Security Agreement delaying or preventing an otherwise beneficial takeover of us; and any adverse impact on our reported financial condition and results from the accounting methods for the Notes;
•a further decrease in demand, and the underlying factors negatively impacting demand, in the plant-based meat category, including the exacerbation of weakness in the category by the macroeconomic trends discussed in this report;
•the impact of general economic conditions in the U.S. and international markets on us, our customers, our suppliers, our vendors and consumers, including concerns related to high inflation, geopolitical and economic uncertainty and instability and a potential recession, and the effects of those conditions on consumer spending;
•the impact of adverse and uncertain political conditions in the U.S. and international markets, including conditions resulting from the change in the administration in the United States, such as greater restrictions on free trade through significant increases in tariffs on raw materials, ingredients, finished goods and other products and supplies imported into the United States and increased uncertainty surrounding international trade policy and regulations, trade wars, including through the implementation of retaliatory tariffs or related counter-measures, and the negative effects of anti-American sentiment;
•risks and uncertainties related to identifying and executing certain cost-reduction initiatives, cost structure improvements, workforce reductions and executive leadership changes, and the timing and success of reducing operating expenses and achieving and/or sustaining our profitability and financial performance objectives;
i

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
•our ability to successfully execute our Global Operations Review and any resulting strategic plans, including the exit or discontinuation of select product lines such as Beyond Meat Jerky; the impact of non-cash charges such as provision for excess and obsolete inventory and potential additional impairment charges, write-offs, disposals and accelerated depreciation of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; planned and future reductions in our workforce; and the suspension of our operational activities in China in the first quarter of 2025;
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
•any future impairment charges, including due to any future changes in estimates, judgments or assumptions, failure to achieve forecasted operating results, weakness in the economic environment, changes in market conditions, declines in our market capitalization, failure to sublease, assign or otherwise transfer excess space or negotiate a partial lease termination at our Campus Headquarters on terms advantageous to us or at all, and the suspension of our operational activities in China in the first quarter of 2025;
•our ability to accurately predict consumer taste preferences, trends and demand and successfully innovate, introduce and commercialize new products, such as our Beyond Chicken Pieces, Beyond Sun Sausage and Beyond Steak lines, and improve existing products such as our Beyond IV platform, including in new geographic markets;
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
•the impact of uncertainty as a result of doing business internationally, including as a result of the suspension of our operational activities in China in the first quarter of 2025;
•the volatility of or inability to access the capital markets, including due to macroeconomic factors, geopolitical tensions or the outbreak of hostilities or war—for example, the war in Ukraine and the conflict in Israel, Gaza and surrounding areas;
•changes in the retail landscape, including our ability to maintain and expand our distribution footprint, the timing, success and level of trade and promotion discounts, our ability to maintain and grow market share and increase household penetration, repeat purchases, buying rates (amount spent per buyer) and purchase frequency, our ability to maintain and increase sales velocity of our products, and the timing and success of planned new products or recently launched products, including Beyond Chicken Pieces, Beyond Steak, Beyond IV and Beyond Sun Sausage;
•changes in the foodservice landscape, including the timing, success and level of marketing and other financial incentives to assist in the promotion of our products, our ability to maintain and grow market share and attract and retain new foodservice customers or retain existing foodservice customers, and our ability to introduce and sustain offering of our products on menus;
•the timing and success of distribution expansion and new product introductions, including the timing and success of planned new products or recently launched products, such as Beyond Chicken Pieces, Beyond Steak, Beyond IV and Beyond Sun Sausage, in increasing revenues and market share;
•our ability to differentiate and continuously create innovative products, respond to competitive innovation and achieve speed-to-market, including the timing and success of planned new products or recently launched products such as Beyond Chicken Pieces, Beyond Steak, Beyond IV and Beyond Sun Sausage;
•the timing and success of strategic Quick Service Restaurant (“QSR”) partnership launches and limited time offerings resulting in permanent menu items;
•the outcomes of, and costs related to, legal or administrative proceedings, or new legal or administrative proceedings filed against us;
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

•risks associated with underutilization of capacity which have in the past and could in the future give rise to increased cost of goods sold per unit, underutilization fees, termination fees and other costs to exit certain supply chain arrangements and product lines, and/or the write-down or write-off of certain equipment and other fixed assets and impairment charges, all of which could negatively impact gross margin;
•our ability to accurately forecast our future results of operations and financial goals or targets, including as a result of fluctuations in demand for our products and in the plant-based meat category generally, increased competition, and the impact of broader macroeconomic conditions and market uncertainty;
•our ability to accurately forecast demand for our products and manage our inventory, including the impact of customer orders ahead of holidays, shelf reset activities, and planned price increases in certain channels as a result of tariffs or otherwise; customer and distributor changes and buying patterns, such as reductions in targeted inventory levels; and supply chain and labor disruptions, including due to the impact of cyber incidents at suppliers and vendors;
•our operational effectiveness and ability to fulfill orders in full and on time;
•variations in product selling prices and costs, the timing and success of changes to our pricing architecture within certain channels, our ability to pass on price increases in full or at all, including due to the impact of tariffs and macroeconomic conditions, and the mix of products sold;
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
•our ability to attract and retain our suppliers, distributors, vendors, co-manufacturers and customers;
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
•the ability of our transportation providers to ship and deliver our products in a timely and cost-effective manner;
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
•changes in laws and government regulation, and their enforcement, affecting our business, including the U.S. Food and Drug Administration (“FDA”) and the U.S. Federal Trade Commission (“FTC”) governmental regulation, and state, local and foreign regulation;
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
•the financial condition of, and our relationships with our suppliers, vendors, co-manufacturers, distributors, retailers and foodservice customers, and their future decisions regarding their relationships with us;
•our ability and the ability of our suppliers, vendors and co-manufacturers to comply with food safety, environmental or other laws or regulations and the impact of any non-compliance on our operations, brand reputation and ability to fulfill orders in full and on time;
•seasonality, including increased levels of grilling activity and higher levels of purchasing by customers ahead of holidays, customer shelf reset activity and the timing of product restocking by our retail customers;
•the impact of increased scrutiny from a variety of stakeholders, institutional investors and governmental bodies on environmental, social and governance (“ESG”) practices;
v

•our, our suppliers’ and our co-manufacturers’ ability to protect our proprietary technology, intellectual property and trade secrets adequately;
•the impact of changes in tax laws; and
•the risks discussed in Part I, Item 1A. Risk Factors, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2025 (the “2024 10-K”), and in Part II, Item 1A. Risk Factors, included herein, and those discussed in other documents we file from time to time with the SEC.
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
“Beyond Meat,” “Beyond Burger,” “Beyond Beef,” “Beyond Sausage,” “Beyond Breakfast Sausage,” “Beyond Sun Sausage,” “Beyond Meatballs,” “Beyond Chicken,” “Beyond Chicken Pieces,” “Beyond Steak,” the Caped Steer Logo and “Eat What You Love” are registered or pending trademarks of Beyond Meat, Inc. in the United States and, in some cases, in certain other countries. All other brand names or trademarks appearing in this report are the property of their respective holders. Solely for convenience, the trademarks and trade names contained herein are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	March 29, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$102,143	$131,913
Restricted cash, current	1,083	1,041
Accounts receivable, net	33,267	26,862
Inventory	100,068	113,444
Prepaid expenses and other current assets	19,135	11,332
Assets held for sale	1,576	1,864
Total current assets	257,272	286,456
Restricted cash, non-current	12,600	12,600
Property, plant and equipment, net	180,781	184,887
Operating lease right-of-use assets	121,131	123,975
Prepaid lease costs, non-current	69,814	68,005
Other non-current assets, net	643	622
Investment in unconsolidated joint venture	1,589	1,601
Total assets	$643,830	$678,146
Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$50,512	$37,571
Current portion of operating lease liabilities	3,941	4,125
Accrued expenses and other current liabilities	14,199	12,507
Accrued litigation settlement	7,250	7,250
Total current liabilities	$75,902	$61,453
Long-term liabilities:
Convertible senior notes, net	$1,142,459	$1,141,476
Operating lease liabilities, net of current portion	72,147	73,613
Finance lease obligations and other long term liabilities	2,853	2,812
Total long-term liabilities	$1,217,459	$1,217,901
Commitments and contingencies (Note 9)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	March 29, 2025	December 31, 2024
Stockholders’ deficit:
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	$—	$—
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 76,408,877 shares and 76,065,969 shares issued and outstanding at March 29, 2025 and December 31, 2024, respectively	8	8
Additional paid-in capital	649,637	644,004
Accumulated deficit	(1,294,447)	(1,241,531)
Accumulated other comprehensive loss	(4,729)	(3,689)
Total stockholders’ deficit	$(649,531)	$(601,208)
Total liabilities and stockholders’ deficit	$643,830	$678,146
(concluded)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net revenues	$68,731	$75,603
Cost of goods sold	69,796	71,935
Gross profit	(1,065)	3,668
Research and development expenses	7,462	9,860
Selling, general and administrative expenses	47,672	47,282
Total operating expenses	55,134	57,142
Loss from operations	(56,199)	(53,474)
Other income (expense), net:
Interest expense	(1,024)	(1,015)
Other, net	4,318	123
Total other income (expense), net	3,294	(892)
Loss before taxes	(52,905)	(54,366)
Income tax expense	—	2
Equity in losses (income) of unconsolidated joint venture	11	(7)
Net loss	$(52,916)	$(54,361)
Net loss per share available to common stockholders—basic and diluted	$(0.69)	$(0.84)
Weighted average common shares outstanding—basic and diluted	76,194,916	64,702,249
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net loss	$(52,916)	$(54,361)
Other comprehensive loss, net of tax:
Foreign currency translation (losses) gains, net of tax	(1,040)	673
Comprehensive loss, net of tax	$(53,956)	$(53,688)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2023	64,624,140	$6	$573,128	$(1,081,253)	$(5,249)	$(513,368)
Net loss	—	—	—	(54,361)	—	(54,361)
Issuance of common stock under equity incentive plans, net	228,702	—	(430)	—	—	(430)
Share-based compensation for equity classified awards	—	—	6,075	—	—	6,075
Foreign currency translation adjustment	—	—	—	—	673	673
Balance at March 30, 2024	64,852,842	$6	$578,773	$(1,135,614)	$(4,576)	$(561,411)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2024	76,065,969	$8	$644,004	$(1,241,531)	$(3,689)	$(601,208)
Net loss	—	—	—	(52,916)	—	(52,916)
Issuance of common stock under equity incentive plans, net	342,908	—	(220)	—	—	(220)
Share-based compensation for equity classified awards	—	—	5,853	—	—	5,853
Foreign currency translation adjustment	—	—	—	—	(1,040)	(1,040)
Balance at March 29, 2025	76,408,877	$8	$649,637	$(1,294,447)	$(4,729)	$(649,531)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Three Months Ended
	March 29, 2025	March 30, 2024
Cash flows from operating activities:
Net loss	$(52,916)	$(54,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,416	6,969
Non-cash lease expense	2,079	2,074
Share-based compensation expense	5,853	6,075
Loss on sale and write-down of fixed assets	98	183
Amortization of debt issuance costs	984	984
Equity in losses (income) of unconsolidated joint venture	11	(7)
Unrealized (gains) losses on foreign currency transactions	(3,571)	2,173
Net change in operating assets and liabilities:
Accounts receivable	(6,038)	(4,143)
Inventories	14,113	7,162
Prepaid expenses and other current assets	(4,425)	410
Accounts payable	13,976	214
Accrued expenses and other current liabilities	(1,031)	2,953
Prepaid lease costs, non-current	(1,768)	(1,669)
Operating lease liabilities	(927)	(822)
Net cash used in operating activities	$(26,146)	$(31,805)
Cash flows from investing activities:
Purchases of property, plant and equipment	$(4,485)	$(1,197)
Proceeds from sale of fixed assets	348	429
Proceeds from security deposits	—	466
Net cash used in investing activities	$(4,137)	$(302)
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Three Months Ended
	March 29, 2025	March 30, 2024
Cash flows from financing activities:
Debt issuance costs	(125)	—
Principal payments under finance lease obligations	(244)	(511)
Proceeds from exercise of stock options	—	5
Payments of minimum withholding taxes on net share settlement of equity awards	(220)	(435)
Net cash used in financing activities	$(589)	$(941)
Net decrease in cash, cash equivalents and restricted cash	(30,872)	(33,048)
Cash, cash equivalents and restricted cash at the beginning of the period	145,554	205,935
Effect of exchange rate changes on cash	1,144	597
Cash, cash equivalents and restricted cash at the end of the period	$115,826	$173,484
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$2
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$1,531	$809
Operating lease right-of-use assets obtained in exchange for lease liabilities	$—	$1,034
Reclassification of pre-paid lease costs to operating lease right-of-use assets	$—	$39
Non-cash addition to financing leases	$136	$4,425
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
On February 24, 2025, the company’s board of directors approved a plan to reduce the Company’s workforce in North America and the EU by approximately 44 employees, representing approximately 17% of the Company’s global non-production workforce (or approximately 6% of the Company’s total global workforce). In addition, as part of the Company’s Global Operations Review, on February 24, 2025, the Company’s board of directors approved a plan to suspend the Company’s operational activities in China, which are estimated to cease by the end of the second quarter of 2025. As part of this plan, the Company is reducing its workforce in China by approximately 20 employees, representing approximately 95% of the Company’s China workforce (or approximately 3% of the Company’s total global workforce).
Note 2. Summary of Significant Accounting Policies
A detailed description of the Company's significant accounting policies can be found in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 5, 2025 (the “2024 10-K”). There have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2024 10-K, except as noted below.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any other interim period or for any other future fiscal year. These condensed consolidated financial statements should be read in conjunction with the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Company's audited financial statements and notes thereto included in the 2024 10-K. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.
Segment Information
The Company has one operating segment and one reportable segment, in the plant-based meat industry, offering a portfolio of revolutionary plant-based meat. The Company’s chief operating decision maker (“CODM”), who is its Chief Executive Officer and President, reviews operating results to make decisions about allocating resources and assessing performance for the entire company. The Company derives revenue primarily in North America and Europe and manages the business activities on a consolidated basis. The Company’s CODM allocates resources and assesses performance at the consolidated level. See Note 13.
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
Issuance Costs
Issuance costs related to the offering of the Company’s Notes (as defined in Note 6) were capitalized and offset against proceeds from the Notes. Issuance costs consist of legal and other costs related to the issuance of the Notes and are amortized to interest expense over the term of the Notes. There were $7.5 million and $8.5 million in unamortized issuance costs related to the Notes as of March 29, 2025 and December 31, 2024, respectively.
Total issuance costs related to the ATM Program (as defined below) as of March 29, 2025 and December 31, 2024 were approximately $3.3 million. Of the total issuance costs related to the ATM Program, $0 and $0.3 million remained unpaid as of March 29, 2025 and December 31, 2024, respectively. No additional shares were sold pursuant to the ATM Program in the three months ended March 29, 2025. In the year ended December 31, 2024, approximately $1.6 million was capitalized to reflect the costs associated with the issuance of new shares of common stock and offset against proceeds from the ATM Program. Unamortized issuance costs related to the ATM Program included in Prepaid expenses and other current assets were $1.7 million as of March 29, 2025 and December 31, 2024.
Foreign Currency
Foreign currency translation (loss) gain, net of tax, reported as cumulative translation adjustment through Other comprehensive income (loss), net of tax was $(1.0) million and $0.7 million in the three months ended March 29, 2025 and March 30, 2024, respectively. Net realized and unrealized foreign currency transaction gains (losses) included in Other, net were $3.5 million and $(2.3) million, in the three months ended March 29, 2025 and March 30, 2024, respectively.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Fair Value of Financial Instruments
The Company had no financial instruments measured at fair value on a recurring basis at March 29, 2025 and December 31, 2024.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 in the three months ended March 29, 2025 and March 30, 2024.
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
Revenue Recognition
At the end of each accounting period, the Company recognizes a contra asset to accounts receivable for estimated sales discounts that have been incurred but not paid which totaled $3.8 million and $6.8 million as of March 29, 2025 and December 31, 2024, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.
Presentation of Net Revenues by Channel
The Company’s revenues are attributed to the country where the products are delivered. The following table presents the Company’s net revenues by channel:

	Three Months Ended
	March 29, 2025	March 30, 2024
(in thousands)
U.S.:
Retail	$31,360	$37,088
Foodservice	9,413	12,304
U.S. net revenues	40,773	49,392
International:
Retail	12,682	12,578
Foodservice	15,276	13,633
International net revenues	27,958	26,211
Net revenues	$68,731	$75,603
One distributor accounted for approximately 14% and 13% of the Company’s gross revenues, respectively, in the three months ended March 29, 2025 and March 30, 2024. No other distributor or customer accounted for more than 10% of the Company’s gross revenues in the three months ended March 29, 2025 and March 30, 2024.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Prepaid Expenses
Prepaid expenses primarily include prepaid insurance and other prepaid vendor costs, which are expensed in the period to which they relate. Prepaid expenses are included in Prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets and were $10.9 million and $7.8 million as of March 29, 2025 and December 31, 2024, respectively.
Shipping and Handling Costs
Outbound shipping and handling costs included in selling, general and administrative (“SG&A”) expenses in the three months ended March 29, 2025 and March 30, 2024 were $1.4 million and $2.1 million, respectively.
New Accounting Pronouncements
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06 “Disclosure Improvements—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”), which provides amendments to the Codification in response to the 2018 SEC release No. 33-10532, “Disclosure Update and Simplification.” The amendments modify the disclosure and presentation requirements of a variety of Topics in the Codification and apply to all reporting entities within the scope of the affected Topics. ASU 2023-06 is effective for companies that are subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or purpose of issuing securities on the date which the SEC removes the related disclosure from Regulation S-X or Regulation S-K. Early adoption is prohibited. For all other entities, the amendments are effective two years later. If the SEC has not removed the applicable disclosure from Regulation S-X or Regulation S-K by June 30, 2027, the pending content related to ASU 2023-06 will not become effective for any entity and will be removed from the codification. Adoption of ASU 2023-06 is expected to modify the disclosure and presentation requirements only and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In November 2024, the FASB issued ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) in order to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. In January 2025, the FASB issued ASU 2025-01—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”) to clarify the effective date of ASU 2024-03.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Pursuant to ASU 2025-01, the amendments in ASU 2024-03 apply to all public business entities and are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments are to be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. Adoption of ASU 2024-03 is expected to modify the disclosure and presentation requirements only and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued “ASU 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures” (“ASU 2023-09”) which amends the Codification to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires additional disaggregation of the reconciliation between the statutory and effective tax rate for an entity and of income taxes paid, both of which are disclosures required by current GAAP. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments in ASU 2023-09 apply to all entities that are subject to Topic 740, Income Taxes. For public business entities, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 beginning January 1, 2025. Adoption of ASU 2023-09 did not have a material impact on the Company’s financial position, results of operations or cash flows.
In March 2024, the FASB issued ASU 2024-02 “Codification Improvements—Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”) which amends the Codification to remove references to various FASB Concept Statements. The amendments in ASU 2024-02 are considered to be Codification improvements only. The amendments in ASU 2024-02 apply to all reporting entities within the scope of the affected accounting guidance and are effective for the Company for fiscal years beginning after December 15, 2024. The Company adopted ASU 2024-02 beginning January 1, 2025. Adoption of ASU 2024-02 did not have a material impact on the Company’s financial position, results of operations or cash flows.
Note 3. Leases
See Note 9.
Leases are classified as either finance leases or operating leases based on criteria in Accounting Standards Codification (“ASC”) 842. The Company has operating leases for its corporate offices, including the Campus Headquarters (as defined below), its manufacturing facilities, warehouses and vehicles, and to a lesser extent, certain equipment and finance leases. Such leases generally have original lease terms between 2 years and 12 years, and often include one or more options to renew. Some leases also include early termination options,

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

which can be exercised under specific conditions. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company does not have residual value guarantees or material restrictive covenants associated with its leases.
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
The Company paid $1.8 million and $6.5 million in rent prepayments and payments towards construction costs of the Campus Headquarters in the three months ended March 29, 2025 and the year ended December 31, 2024, respectively. The rent prepayments and payments towards construction costs are initially recorded in Prepaid lease costs, non-current in the Company’s condensed consolidated balance sheets and will ultimately be reclassified as a component of a right-of-use asset upon lease commencement for each phase of the lease.
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
Given the Company’s intention to reduce its overall operating expenses and cash expenditures, on February 2, 2024, the Company terminated the agreement to purchase a property in Enschede, the Netherlands (the “Enschede Property”) and the security deposit was returned to the Company, which was subsequently paid to the purchaser of the property to be applied towards the deposit and future lease payments. The Company entered into a lease agreement with the purchaser of the property to lease the approximately 114,000 square foot property for an initial period of five years with an option to renew for an additional five years at an annual rent of approximately €1.0 million. The lease is classified as a finance lease in the Company’s condensed consolidated balance sheets as of March 29, 2025 and December 31, 2024. Costs associated with this lease are included in finance lease costs related to cost of goods sold and are reflected in the tables below.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Lease costs for operating and finance leases were as follows:

		Three Months Ended
(in thousands)	Statement of Operations Location	March 29, 2025	March 30, 2024
Operating lease cost:
Lease cost	Cost of goods sold	$396	$397
Lease cost	Research and development expenses	2,387	2,391
Lease cost	Selling, general and administrative expenses	623	668
Variable lease cost(1)	Cost of goods sold	32	65
Variable lease cost(1)	Research and development expenses	—	18
Variable lease cost(1)	Selling, general and administrative expenses	1,099	1,091
Operating lease cost		$4,537	$4,630
Short- term lease cost:
Short-term lease cost	Cost of goods sold	$77	$21
Short-term lease cost	Research and development expenses	14	24
Short-term lease cost	Selling, general and administrative expenses	135	33
Short-term lease cost		226	78
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$255	$197
Amortization of right-of use assets	Research and development expenses	3	4
Interest on lease liabilities	Interest expense	40	32
Variable lease cost(1)	Cost of goods sold	12	4
Finance lease cost		$310	$237
Total lease cost		$5,073	$4,945
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental balance sheet information related to leases are:

		Three Months Ended
(in thousands)	Balance Sheet Location	March 29, 2025	December 31, 2024
Assets
Operating leases	Operating lease right-of-use assets	$121,131	$123,975
Finance leases, net	Property, plant and equipment, net	3,828	3,817
Total lease assets		$124,959	$127,792

Liabilities
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$3,941	$4,125
Finance lease liabilities	Accrued expenses and other current liabilities	829	851
Long-term:
Operating lease liabilities	Operating lease liabilities, net of current portion	72,147	73,613
Finance lease liabilities	Finance lease obligations and other long-term liabilities	2,853	2,812
Total lease liabilities		$79,770	$81,401

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year, as of March 29, 2025:

	March 29, 2025
(in thousands)	Operating Leases	Finance Leases
Remainder of 2025	$6,337	$683
2026	8,311	1,102
2027	8,128	1,070
2028	8,173	1,030
2029	8,394	92
Thereafter	80,466	—
Total undiscounted future minimum lease payments	119,809	3,977
Less imputed interest	(43,721)	(295)
Total discounted future minimum lease payments	$76,088	$3,682

Weighted average remaining lease terms and weighted average discount rates were:

	March 29, 2025
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	13.1	3.7
Weighted average discount rate	7.0%	4.2%

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental cash flow information related to leases are:

	Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$2,255	$2,171
Operating lease right-of-use assets obtained in exchange for lease liabilities	$—	$1,034

Note 4. Inventories
Major classes of inventory were as follows:

	March 29, 2025	December 31, 2024
(in thousands)
Raw materials and packaging	$44,908	$51,303
Work in process	23,462	28,204
Finished goods	31,698	33,937
Total	$100,068	$113,444
Note 5. Property, Plant and Equipment
The Company records property, plant, and equipment at cost and includes finance lease assets in Property, plant and equipment, net in its condensed consolidated balance sheets. A summary of property, plant, and equipment as of March 29, 2025 and December 31, 2024, is as follows:

	March 29, 2025	December 31, 2024
(in thousands)
Manufacturing equipment	$167,274	$165,626
Research and development equipment	20,816	20,816
Leasehold improvements	18,313	18,165
Building	28,246	27,155
Finance leases	5,475	5,167
Software	2,743	2,742
Furniture and fixtures	942	941
Vehicles	594	594
Land	5,457	5,416
Assets not yet placed in service	38,635	38,747
Total property, plant and equipment	$288,495	$285,369
Less: accumulated depreciation and amortization	107,714	100,482
Property, plant and equipment, net	$180,781	$184,887

Depreciation and amortization expense in the three months ended March 29, 2025 and March 30, 2024 was $7.4 million and $7.0 million, respectively. Depreciation and amortization expense in the three months ended March 29, 2025 included $1.5 million in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the suspension of the Company’s operational activities in China. Of the total depreciation and amortization expense in the three months ended March 29, 2025 and March 30, 2024, $6.0 million (including $0.6 million in accelerated depreciation related to the reassessment of useful lives of

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

certain assets resulting from the suspension of the Company’s operational activities in China) and $6.1 million, respectively, were recorded in cost of goods sold, $1.3 million (including $0.9 million in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the suspension of the Company’s operational activities in China), and $0.5 million, respectively, were recorded in research and development expenses, and $0.1 million and $0.4 million, respectively, were recorded in SG&A expenses, in the Company’s condensed consolidated statements of operations.
The Company had $1.6 million and $1.9 million in property, plant and equipment concluded to meet the criteria for assets held for sale as of March 29, 2025 and December 31, 2024, respectively, and recorded $0.1 million and $0.2 million in loss on sale of assets in the three months ended March 29, 2025 and March 30, 2024, respectively.
Note 6. Debt
The following is a summary of debt balances as of March 29, 2025 and December 31, 2024:

	March 29, 2025	December 31, 2024
(in thousands)
0% Convertible senior notes	$1,150,000	$1,150,000
Debt issuance costs	(7,540)	(8,524)
Total debt outstanding	$1,142,460	$1,141,476
Less: current portion of long-term debt	—	—
Long-term debt	$1,142,460	$1,141,476
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
The total amount of debt issuance costs of $23.6 million was recorded as a reduction to Convertible senior notes, net in the Company’s condensed consolidated balance sheet and is being amortized as interest expense over the term of the Notes using the effective interest method. In each of the three months ended March 29, 2025 and March 30, 2024, the Company recognized $1.0 million in interest expense related to the amortization of the debt issuance costs related to the Notes. The annualized effective interest rate was 0.34% and 0.35% as of the three months ended March 29, 2025 and March 30, 2024, respectively
The following is a summary of the Company’s Notes as of March 29, 2025:

(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
0% Convertible senior notes due on March 15, 2027	$1,150,000	$7,540	$1,142,460	$139,438	Level 2
The Notes are carried at face value less the unamortized debt issuance costs on the Company’s condensed consolidated balance sheets. As of March 29, 2025, the estimated fair value of the Notes was approximately $139.4 million. The Notes are quoted on the Intercontinental Exchange and are classified as Level 2 financial

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

instruments. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on March 28, 2025, the last business day of the period when the Notes were traded.
As of March 29, 2025, the remaining life of the Notes was approximately 2.0 years.
Loan and Security Agreement
Subsequent to the quarter ended March 29, 2025, the Company entered into the loan and security agreement described in Note 14, which provides for up to $100.0 million in new first-lien senior secured debt.
Note 7. Stockholders’ Deficit
As of March 29, 2025, the Company’s shares consisted of 500,000,000 authorized shares of common stock, par value $0.0001 per share, of which 76,408,877 shares of common stock were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
As of December 31, 2024, the Company’s shares consisted of 500,000,000 authorized shares of common stock, par value $0.0001 per share, of which 76,065,969 shares were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
The Company has not declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of its capital stock.
Common Stock
Common stock reserved for future issuance consisted of the following:

	March 29, 2025	December 31, 2024

Equity incentive compensation awards granted and outstanding	6,152,634	6,859,658
Shares available for issuance under the 2018 Equity Incentive Plan(1)	10,060,157	7,489,593
Shares available for issuance under the 2018 Employee Stock Purchase Plan	4,020,975	3,484,845
Shares reserved for potential issuance under the Notes	8,234,230	8,234,230
Total common stock reserved for future issuance(2)	28,467,996	26,068,326
_________________
(1) Shares available for issuance under the 2018 Equity Incentive Plan includes 145,660 and 225,967 shares at March 29, 2025 and December 31, 2024, respectively, that may be issued pursuant to performance stock units (“PSUs”) if 200% of the applicable performance target is achieved. See Note 8.
(2) Total common stock reserved for future issuance excludes shares that may be issued pursuant to the ATM Program discussed below.
Subsequent to the quarter ended March 29, 2025, in connection with the Warrant Agreement (as defined below), the Company reserved an additional 9,558,635 shares for future issuance upon the exercise of outstanding Warrants (as defined below) in accordance with the Warrant Agreement. See Note 14.
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
As of March 29, 2025 and December 31, 2024, 9,750,312 shares of common stock had been sold under the ATM Program since inception for an aggregate offering price of $48.3 million. There were no sales of common stock under the ATM Program in the three months ended March 29, 2025. Total issuance costs related to the ATM Program as of March 29, 2025 and December 31, 2024 were approximately $3.3 million, resulting in aggregate net proceeds of approximately $45.0 million. Of the total issuance costs related to the ATM Program, $0 and $0.3 million remained unpaid as of March 29, 2025 and December 31, 2024, respectively. In the year ended December 31, 2024, approximately $1.6 million was capitalized to reflect the costs associated with the issuance of new shares of common stock and offset against proceeds from the ATM Program. Unamortized issuance costs related to the ATM Program included in Prepaid expenses and other current assets were $1.7 million as of March 29, 2025 and December 31, 2024. As of March 29, 2025 and December 31, 2024, approximately $201.7 million in capacity remained available under the 2024 Shelf Registration Statement.
Note 8. Share-Based Compensation
In 2019, the Company’s 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”) was amended, restated and re-named the 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”). The shares available for issuance under the 2011 Equity Incentive Plan were added to the shares reserved for issuance under the 2018 Equity Incentive Plan. As of January 1, 2025, the maximum aggregate number of shares that may be issued under the 2018 Equity Incentive Plan increased to 27,349,482 shares, which includes an increase of 2,144,521 shares effective January 1, 2025 under the terms of the 2018 Equity Incentive Plan.
The following table summarizes the shares available for issuance under the 2018 Equity Incentive Plan:

Shares Available for Issuance
Balance - December 31, 2024	7,489,593
Authorized	2,144,521
Granted(1)	(206,663)
Shares withheld to cover taxes	70,338
Forfeited(2)	562,368
Balance - March 29, 2025	10,060,157
____________
(1) Includes 145,660 shares reserved for issuance pursuant to PSUs if 200% of the applicable performance target is achieved.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(2) Includes forfeiture of an additional 80,307 shares reserved for issuance for a potential 200% achievement of the Tranche I award. See Performance Stock Units below.

As of March 29, 2025 and December 31, 2024, there were 4,211,947 and 4,392,460 shares, respectively, issuable under stock options outstanding; 1,805,678 and 2,241,231 shares, respectively, issuable under unvested restricted stock units (“RSUs”) outstanding; 145,660 and 225,967 shares, respectively, issuable under unvested PSUs outstanding; 145,660 and 225,967 shares, respectively, reserved for issuance under unvested PSUs outstanding if 200% of the applicable performance target is achieved; 11,269,442 and 10,837,816 shares, respectively, issued for stock option exercises, RSU settlement and restricted stock grants; and 10,060,157 and 7,489,593 shares, respectively, available for grant under the 2018 Equity Incentive Plan.
Stock Options
Following are the assumptions used in the Black-Scholes valuation model for options granted during the periods shown below:

	Three Months Ended
	March 29, 2025	March 30, 2024
Risk-free interest rate	N/A	4.3%
Average expected term (years)	N/A	7.0
Expected volatility	N/A	55.0%
Dividend yield	—	—

There were no option grants to employees in the three months ended March 29, 2025. Option grants to employees in the three months ended March 30, 2024 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period, subject to continued employment through the vesting date.
The following table summarizes the Company’s stock option activity during the three months ended March 29, 2025:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2024	4,392,460	$24.44	6.5	$1,168
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Canceled/Forfeited	(180,513)	$12.68	—	$—
Outstanding at March 29, 2025	4,211,947	$24.94	6.1	$742
Vested and exercisable at March 29, 2025	2,878,851	$30.30	5.0	$742
Vested and expected to vest at March 29, 2025	3,896,959	$26.17	5.9	$742
____________
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In the three months ended March 29, 2025 and March 30, 2024, the Company recorded $2.0 million and $1.9 million, respectively, of share-based compensation expense related to options. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of March 29, 2025, there was $8.6 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over a weighted average vesting period of 1.0 years.
Restricted Stock Units
RSU grants to new employees in the three months ended March 29, 2025 generally vest: (i) 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award; or (ii) 50% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining four quarters of the award, each subject to continued employment through the vesting date. RSU grants to a non-employee consultant and a brand ambassador in the three months ended March 29, 2025 vest on varying dates, subject to continued service through the vesting dates.
RSU grants to employees in the three months ended March 30, 2024 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award, subject to continued employment through the vesting date. Some of the RSU grants to continuing employees in the three months ended March 30, 2024 vest 50% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining four quarters of the award, subject to continued employment through the vesting date. RSU grants to non-employee consultants and brand ambassadors in the three months ended March 30, 2024 vest on varying dates, subject to continued service through the vesting date.
The following table summarizes the Company’s RSU activity during the three months ended March 29, 2025:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2024	2,241,231	$11.89
Granted	206,663	$3.08
Vested(1)	(423,665)	$12.13
Canceled/Forfeited	(218,551)	$12.01
Unvested at March 29, 2025	1,805,678	$10.81
____________
(1) Includes 70,338 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future issuance pursuant to the 2018 Equity Incentive Plan.

In the three months ended March 29, 2025 and March 30, 2024, the Company recorded $3.6 million and $4.0 million, respectively, of share-based compensation expense related to RSUs. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of March 29, 2025, there was $14.6 million in unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted average vesting period of 1.2 years.
Performance Stock Units
On March 1, 2024, the Company granted a target amount of $3.3 million in PSUs with market-based and service-based vesting conditions to certain executive officers. The market-based performance condition is

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

based on the Company’s total shareholder return (“TSR”) relative to a TSR comparator group (“Relative TSR Performance”) for each performance period. The TSR comparator group includes the companies included in the S&P Food and Beverage Select Industry Index, excluding companies in the S&P 500, as of the beginning of each of the three performance periods that apply to the PSUs (each performance period begins on January 1, 2024 and the performance periods end on December 31, 2024, December 31, 2025 and December 31, 2026 for a one-year, two-year and three-year performance period, respectively). The market-based performance condition allows for a range of vesting from 0% to 200% of the target amount, depending on the Company’s Relative TSR Performance for the applicable performance period, as determined by the Company’s Human Capital Management and Compensation Committee (“HCMCC”) within 60 days following the end of the performance period. In addition to the market-based vesting condition, these PSUs are subject to the continued service of the executive officers through the last day of the applicable performance period. PSUs that are unvested three months following the end of the performance period will be forfeited and returned to the 2018 Equity Incentive Plan on that date, or such earlier date as determined by the HCMCC.
The fair value of PSUs is measured on the grant date using a Monte Carlo valuation model. Each of the three performance periods is considered an individual tranche of the award referred to below as “Tranche I,” “Tranche II” and “Tranche III,” respectively.

	Number of Units	Grant Date Fair Value Per Unit	Performance Period
Tranche I	80,307	$13.49	January 1, 2024 - December 31, 2024
Tranche II	74,714	$14.50	January 1, 2024 - December 31, 2025
Tranche III	70,946	$15.27	January 1, 2024 - December 31, 2026
The first performance period for the 2024 PSUs began on January 1, 2024 and ended on December 31, 2024 (the “Tranche I Performance Period”). The shares subject to the Tranche I Performance Period (the “Tranche I Target PSUs”) were to vest on the last day of the Tranche I Performance Period in an amount equal to the applicable percentage set forth below for the Relative TSR Performance for the Tranche I Performance Period, so long as the applicable executive remained a service provider through such date:

Relative TSR Performance(1)	Percentage Applicable to the Relative TSR Performance
Less than 30th percentile	0%
30th percentile	50%
50th percentile	100%
80th percentile and above	200%
____________
(1)Straight-line interpolation shall determine the Percentage Applicable to the Relative TSR Performance when Relative TSR Performance is between the 30th and 50th percentiles or between the 50th and 80th percentiles.

On February 4, 2025, the HCMCC determined that the Company’s Relative TSR Performance for the Tranche I PSUs was less than the 30th percentile, resulting in 0% of the Tranche I Target PSUs vesting. Accordingly, the unvested Tranche I Target PSUs were forfeited and returned to the 2018 Equity Incentive Plan share reserve for future issuance under the 2018 Equity Incentive Plan.
The market-based performance condition used for the 2024 PSU awards is based upon the company’s Relative TSR Performance, which is considered to be a market condition under FASB ASC Topic 718, for each performance period. Consistent with FASB ASC Topic 718, the full grant date fair value (at target performance) for the market-related TSR component for all three tranches of the 2024 PSU awards is included in the amounts shown. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

service-based vesting conditions. The fair value of PSUs is measured on the grant date using a Monte Carlo valuation model. The following valuation assumptions were used in the Monte Carlo valuation model for the PSUs granted on March 1, 2024:

Assumption	As of March 1, 2024
Expected term (years)	2.8
Expected volatility	78.7%
Average correlation	21.4%
Risk-free interest rate	4.36%
Dividend yield	0%
Measurement date stock price	$9.77
•Expected Term: The expected term is based on the grant date of the PSU awards (3/1/2024) through the end of the performance period (12/31/2026).
•Expected Volatility and Correlation Assumptions: Volatility and correlation measures were based on three years of daily historical stock price data through March 1, 2024.
•Starting TSR: Starting TSR was calculated for the company and each of the companies in the TSR comparator group based on the closing price on the date of grant compared to the closing price on the trading day immediately preceding the beginning of each of the performance periods.
•Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury constant maturities yields on the grant date as reported in the H.15 Federal Reserve Statistical Release with a term corresponding to the remaining length of the performance period.
•Dividend Yield Assumption: For purposes of calculating TSR, which is inclusive of dividend payments, the dividend yield assumption is zero (i.e., stock prices include amounts that would otherwise have been paid as dividends). For purposes of discounting projected payouts to determine the fair value, the dividend yield assumption is also zero because the company is a non-dividend paying company.
The following table summarizes the Company’s PSU activity during the three months ended March 29, 2025 :

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2024	225,967	$14.38
Granted	—	$—
Vested	—	$—
Canceled/Forfeited	(80,307)	$13.49
Unvested at March 29, 2025	145,660	$14.88
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In the three months ended March 29, 2025, the Company recorded $0.2 million of share-based compensation expense related to Tranche II and Tranche III of the PSUs. In the three months ended March 30, 2024, the Company recorded $0.2 million of share-based compensation expense related to Tranche I, II and III of the PSUs. The share-based compensation expense is included in SG&A expenses in the Company’s condensed consolidated statements of operations.
As of March 29, 2025, there was $1.1 million in unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted average vesting period of 1.4 years.
Employee Stock Purchase Plan
As of March 29, 2025, the maximum aggregate number of shares that may be issued under the 2018 Employee Stock Purchase Plan (“2018 ESPP”) was 4,020,975 shares of common stock, including an increase of 536,130 shares effective January 1, 2025 under the terms of the 2018 ESPP. The 2018 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the 2018 ESPP.
Note 9. Commitments and Contingencies
Leases
See Note 3.
On January 14, 2021, the Company entered into the Campus Lease with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), to house the Company’s Campus Headquarters.
Under the terms of the Campus Lease, the Company will lease an aggregate of approximately 282,000 rentable square feet in a portion of a building located in El Segundo, California, to be built out by the Landlord and delivered to the Company in multiple phases. As of March 29, 2025 and December 31, 2024, the Company has recognized a right-of-use asset and lease liability for Phase 1-A and Phase 1-B in its condensed consolidated balance sheet.
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
Concurrent with the Company’s execution of the Campus Lease, the Company delivered to the Landlord a letter of credit in the amount of $12.5 million as security for the performance of its obligations under the Campus Lease, which amount will decrease to: (i) $6.3 million on the fifth (5th) anniversary of the Rent Commencement Date (as defined in the Campus Lease); (ii) $3.1 million on the eighth (8th) anniversary of the Rent Commencement Date; and (iii) $0 in the event the Company receives certain credit ratings; provided the Company is not then in default of its obligations under the Campus Lease. The letter of credit is secured by a $12.6 million deposit included in the Company’s condensed consolidated balance sheets as “Restricted cash, non-current” as of March 29, 2025 and December 31, 2024.
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
China Investment and Lease Agreement
In 2020, the Company and its subsidiary, BYND JX, entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX has agreed to make certain investments in the JXEDZ in two phases of development, and the Company has agreed to guarantee certain repayment obligations of BYND JX under such agreement. In the three months ended March 29, 2025 and March 30, 2024, the Company received $0 and $0.5 million, respectively, in subsidies from the JXEDZ Finance Bureau.
During Phase 1, the Company agreed to invest $10.0 million as the registered capital of BYND JX in the JXEDZ through intercompany investment in BYND JX and BYND JX agreed to lease a facility in the JXEDZ for a minimum of two years. In connection with such agreement, BYND JX entered into a factory leasing contract with a JXEDZ company, pursuant to which BYND JX agreed to lease and renovate a facility in the JXEDZ and lease it for a minimum of two years. In the year ended December 31, 2022, the lease was amended to extend the term for an additional five years without rent escalation. In the fourth quarter of 2021, BYND JX leased an approximately 12,000 square foot facility in Shanghai, China, for a period of eight years, which is used as a local research and development facility. In connection with its suspension of operational activities in China, the Company sent the landlord a notice of termination of this lease effective as of May 20, 2025. As of March 29, 2025, the Company had invested $22.0 million as the registered capital of BYND JX and advanced $20.0 million to BYND JX.
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
On February 24, 2025, as part of the Company’s Global Operations Review, the Company’s board of directors approved a plan to suspend the Company’s operational activities in China, which are estimated to cease by the end of the second quarter of 2025.
The Planet Partnership
In 2021, the Company entered into the Planet Partnership, LLC (“TPP”), a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. In the three months ended March 29, 2025 and March 30, 2024, the Company recognized its share of the net loss (income) in TPP in the amount of $11,000 and $(7,000), respectively. As of March 29, 2025 and December 31, 2024, the Company had contributed its share of the investment in TPP in the amount of $27.6 million. See Note 12.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Purchase Commitments
On July 1, 2023, the Company and Roquette Frères entered into a second amendment (the “Second Amendment”) to the Company’s existing pea protein supply agreement dated January 10, 2020, as amended by the first amendment dated August 3, 2022 (the “First Amendment”). Pursuant to the Second Amendment, the terms of the agreement and existing purchase commitments set forth in the First Amendment were revised and extended through December 31, 2025. Pursuant to the Second Amendment, the purchase commitment was revised such that the Company had committed to purchase pea protein inventory totaling $17.0 million in 2025, of which $13.6 million remains as of March 29, 2025.
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
Saskatchewan Healthcare Employees’ Pension Plan v. Beyond Meat, Inc. et al.
On May 11, 2023, a class action complaint was filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California, captioned Retail Wholesale Department Store Union Local 338 Retirement Fund v. Beyond Meat, Inc., et al., Case No. 2:23-cv-03602. On July 26, 2023, the Court granted Saskatchewan Healthcare Employees’ Pension Plan’s motion to be appointed lead plaintiff and for its counsel to be appointed lead counsel. On August 9, 2023, the case was re-captioned as Saskatchewan Healthcare Employees’ Pension Plan v. Beyond Meat, Inc., et al., Case No. 2:23-cv-03602 (“SHEPP Action”). On October 9, 2023, the plaintiffs filed a consolidated class action complaint. The complaint alleges, among other things, that the Company and the individual defendants made false and misleading statements or omissions regarding the Company’s ability to manufacture its products at scale and to its partners’ specifications. The complaint seeks an order certifying the class; awarding compensatory damages, interest, costs, expenses, attorneys’ and expert fees; and granting other unspecified equitable or injunctive relief. The complaint alleges causes of action under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on behalf of a putative class of investors who purchased the Company’s common stock between May 5, 2020 and October 13, 2022, inclusive. On December 8, 2023, the Company and the individual defendants filed a motion to dismiss the consolidated class action complaint. The parties completed briefing on the motion to dismiss in March 2024. On August 9, 2024, the court granted defendants’ motion to dismiss but granted plaintiffs’ leave to amend. Plaintiffs filed a first amended complaint on September 6, 2024 (the “First Amended Complaint”), which no longer asserted a claim under Section 20A and which no longer included two of the individual defendants from the original complaint. Defendants filed a motion to dismiss the First Amended Complaint on September 30, 2024. A hearing was held on November 25, 2024. On February 27, 2025, the court granted Defendants’ motion to dismiss the First Amended Complaint in its entirety and dismissed all of the plaintiffs’ claims with prejudice. Plaintiffs did not appeal the court’s decision. Accordingly, the SHEPP Action was terminated.
Stockholder Derivative Litigation Actions
Following the SHEPP Action, derivative shareholder actions were filed by purported stockholders against the Company and certain directors and officers. On July 21, 2023, a derivative shareholder action was filed against certain current and former officers and directors of the Company in the United States District Court for the Central District of California, captioned Gervat v. Brown, et al., Case No. 2:23-cv-05954 (“Gervat Action”). The Gervat Action alleges substantially similar facts as those alleged in the SHEPP Action. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, and gross mismanagement. It also asserts violations of Section 14(a) of the Exchange Act against a subset of defendants and seeks contribution for violations of Sections10(b) and 21D of the Exchange Act from the individual defendants named in the SHEPP Action. The Company is named as a nominal defendant only. On July 27, 2023, a second derivative shareholder

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

action was filed in the United States District Court for the Central District of California, captioned Brink v. Brown, et al., Case No. 2:23-cv-06110 (“Brink Action”), alleging substantially the same causes of action as alleged in the Gervat Action and facts substantially similar to those alleged in the SHEPP Action. On August 15, 2023, the Gervat and Brink Actions were consolidated into a single matter, with the complaint in the Gervat Action being the operative one, and such consolidated case was captioned In Re Beyond Meat, Inc. Stockholder Derivative Litigation, Case No. 2:23-cv-05954 (“Consolidated Derivative Action”). The Consolidated Derivative Action was stayed pending resolution of the defendants’ motion to dismiss in the SHEPP Action. On April 28, 2025, the stay lifted. On May 7, 2025, the parties in the Consolidated Derivative Action filed a stipulation seeking that the court dismiss the action without prejudice.
On August 4, 2023, a third derivative shareholder action was filed in the Superior Court of the State of California for the County of Los Angeles, captioned Moore v. Nelson, et al., Case No. 23STCV18587 (“Moore Action”), alleging causes of action substantially similar to those alleged in the Consolidated Derivative Action and facts substantially similar to those alleged in the SHEPP Action. On January 23, 2024, the plaintiff dismissed the complaint without prejudice. On December 8, 2023, a fourth derivative action was filed in the United States District Court for the District of Delaware, captioned Gilardy v. Brown, et al., Case No. 1:23-cv-01415 (“Gilardy Action”). The Gilardy Action alleges causes of action substantially similar to those alleged in the Consolidated Derivative Action and Moore Action and facts substantially similar to those alleged in the SHEPP Action. On April 23, 2025, the plaintiff dismissed the complaint without prejudice. On April 24, 2025, the court entered the order of dismissal.
Litigation Pursuant to Section 220 of the Delaware General Corporation Law (“DGCL”)
On November 17, 2023, purported stockholder Christina Brown (“Brown”) issued a books and records demand pursuant to Section 220 of the DGCL seeking documents, including board minutes and materials generally related to the same issues as those raised in the SHEPP Action and related derivative actions. On December 12, 2023, Brown filed a complaint in Delaware Chancery Court naming the Company as defendant and seeking such documents pursuant to Section 220, captioned Brown v. Beyond Meat, Case No. 2023-1262 (Del. Ch.). The parties submitted periodic status reports to the court on April 12, 2024, July 9, 2024, October 7, 2024 and December 9, 2024. On January 13, 2025, the court relieved the parties of any further reporting requirements and noted that the action remained stayed until relief is requested or the action is ripe for dismissal. On April 24, 2025, Brown dismissed the complaint without prejudice.
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
On January 23, 2025, upon reviewing submissions from the court-appointed settlement administrator and the plaintiffs acting on behalf of the class, and after holding a final settlement hearing, the court issued a minute order approving the class action settlement and indicating a final approval order will be entered. On March 24, 2025, the court issued the final approval order. Final approval resolves the claims of all persons (individuals and/or entities) who purchased any Beyond Meat product (as defined in the settlement agreement) for household use and not for resale or distribution, from May 31, 2018 to August 14, 2024.
The Company paid $250,000 to the settlement fund in August 2024. The final effective date of the settlement agreement was on April 24, 2025. The Company recorded $7.5 million in SG&A expenses in its condensed consolidated statement of operations and paid $250,000 in the year ended December 31, 2024, and included $7.25 million in Accrued litigation settlement costs in the Company’s condensed consolidated balance sheets as of March 29, 2025 and December 31, 2024. The Company’s final payment of $7.25 million is to be paid into escrow by May 14, 2025.
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
However, the Court also dismissed several of Interbev’s other arguments. In complete contradiction to its rulings above, the Court found that the physical and nutritional characteristics of the Company’s products, their packaging, labeling, the indication of source of protein or reach in protein, and their general presentation do not create any confusion between the Company’s products and meat or meat products. Moreover, the presentation of the Company’s products in the meat aisle of supermarkets was irrelevant for the question of whether or not

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

there was confusion between the products and meat. This means that the Company does not need to change the brand name—Beyond Meat—nor does the Company need to make any changes to the meaty names of the Company’s products. The Company does not need to make any changes to the physical and nutritional characteristics of the Company’ products, or any changes to the labels or lists of ingredients of the Company’s products. The Company will continue to present its products as an alternative source of protein.
In terms of costs and damages, the Court ordered the Company, as well as The New Plant, to pay EUR 1 for financial damage, EUR 50,000 for moral damage and EUR 15,000 for legal costs to Interbev. The publication of the Judgment in three specialized reviews/magazines has also been ordered, unless there is an appeal. The Judgment is subject to appeal before the Paris Court of Appeals within a period of three months starting from the service of the Judgment. The Company is examining the Judgment with a view to a recourse against it as well as taking steps to comply with the Judgment as necessary.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Company intends to vigorously prosecute the claims asserted against the Manufacturer. The arbitration commenced in the first quarter of 2025 and is ongoing.
Note 10. Income Taxes
In the three months ended March 29, 2025 and March 30, 2024, the Company recorded $0 and $2,000 in income tax expense, respectively, in its condensed consolidated statements of operations.
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
As of March 29, 2025, the Company did not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with respect to net operating loss and credit carryforwards.
Note 11. Net Loss Per Share Available to Common Stockholders (“EPS”)
The Company calculates basic and diluted net loss per share available to common stockholders in conformity with the provisions of ASC 260 “Earnings Per Share.” Pursuant to ASU 2020-06, the Company applies the if-converted method to its Notes. See Note 2.

(in thousands, except share and per share amounts)	Three Months Ended
	March 29, 2025	March 30, 2024
Numerator:
Net loss available to common stockholders—basic	$(52,916)	$(54,361)
Denominator:
Weighted average common shares outstanding—basic	76,194,916	64,702,249
Dilutive effect of shares issuable under stock options	—	—
Dilutive effect of RSUs	—	—
Dilutive effect of PSUs	—	—
Dilutive effect of Notes, if converted(1)	—	—
Weighted average common shares outstanding—diluted	76,194,916	64,702,249
Net loss per share available to common stockholders—basic and diluted	$(0.69)	$(0.84)
____________
(1) As the Company recorded a net loss in the three months ended March 29, 2025 and March 30, 2024, inclusion of shares from the conversion premium or spread would be anti-dilutive. The Company had $1.15 billion in Notes outstanding as of March 29, 2025 and March 30, 2024.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because the impact of

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

including them would have been antidilutive:

	Three Months Ended
	March 29, 2025	March 30, 2024
Options to purchase common stock	4,211,947	5,311,878
RSUs	1,805,678	2,386,363
PSUs	145,660	225,967
Total	6,163,285	7,924,208

Note 12. Related Party Transactions
TPP
In connection with the Company’s investment in TPP, a joint venture with PepsiCo, Inc., the Company sold certain products directly to the joint venture. As part of its Global Operations Review, in 2023, the Company made the decision to discontinue the Beyond Meat Jerky product line and discontinued it in 2024. See Note 9.
The Company earned $0 net revenues from TPP in each of the three months ended March 29, 2025 and March 30, 2024.
Note 13. Segment Information
The Company operates in one segment in the plant-based meat industry, offering a portfolio of revolutionary plant-based meats.
In accordance with ASC 280, “Segment Reporting,” the Company’s Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company, has been identified as the CODM.
The Company derives revenue primarily in North America and Europe and manages the business activities on a consolidated basis. The Company’s CODM allocates resources and assesses performance at the consolidated level. As the Company operates in one segment, entity-wide segment disclosures about products and services, and major customers are the same as what has been presented elsewhere in this report and in the accompanying condensed consolidated financial statements.
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

	Three Months Ended
	March 29, 2025	March 30, 2024
Net revenues	$68,731	$75,603
Less:
Cost of goods sold	69,796	71,935
Research and development expenses	7,462	9,860
Selling expenses	6,971	8,248
Marketing expenses	12,088	8,226
General and administrative expenses	28,612	30,808
Interest expense	1,024	1,015
Equity in income (losses) of unconsolidated joint venture	11	(7)
Other segment items(1)	(4,317)	(121)
Net loss	$(52,916)	$(54,361)
___________
(1) Includes Other, net and Income tax (benefit) expense as reported in our condensed consolidated statements of operations. Other, net includes $0.9 million and $2.0 million in interest income in the three months ended March 29, 2025 and March 30, 2024, respectively. Other, net also includes $(3.5) million in foreign currency transaction gains and $2.3 million in foreign currency transaction losses in the three months ended March 29, 2025 and March 30, 2024, respectively.
See the accompanying condensed consolidated financial statements for other financial information regarding the Company's operating segment.
Long-lived assets include property, plant and equipment and operating lease right of use assets. The following table presents long-lived assets that cannot be readily removed in the Company’s business units as of the periods presented:

	March 29, 2025	December 31, 2024
U.S.	$271,311	$275,920
Canada(1)	2,090	2,148
EU B.V. (the Netherlands)	15,829	15,359
China (Jiaxing)(2)	12,682	15,435
Consolidated long-lived assets	$301,912	$308,862
____________
(1) The Company’s Canada location serves as an extension of the U.S. sales organization.
(2) As part of the Company’s Global Operations Review, on February 24, 2025, the Company’s board of directors approved a plan to suspend the Company’s operational activities in China, which are estimated to cease by the end of the second quarter of 2025.
Net Revenues by Geographic Area
The Company’s revenues are attributed to the country where the products are delivered. For disclosure about the segment’s net revenues by geographic area, see Note 2.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 14. Subsequent Event
Loan and Security Agreement
Subsequent to the quarter ended March 29, 2025, on May 7, 2025, the Company, as borrower, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Unprocessed Foods, LLC, an affiliate of the Ahimsa Foundation, as lender (“Unprocessed Foods”), the other lenders party thereto from time to time (together with Unprocessed Foods, the “Lenders”), and certain of the Company’s subsidiaries party thereto from time to time, as guarantors (together with the Company, the “Loan Parties”), pursuant to which the Lenders agreed to provide for a senior secured delayed draw term loan facility (the “Delayed Draw Term Loan Facility” and the loans thereunder, the “Delayed Draw Term Loans”) in an aggregate principal amount of $100.0 million. Certain of the Company’s subsidiaries will guarantee the Company’s obligations under the Loan and Security Agreement. The Delayed Draw Term Loans are secured by a first-priority lien and security interest in substantially all of the assets, subject to certain exceptions, of the Company and certain of its subsidiaries. In connection with the entry into the Delayed Draw Term Loan Facility, the Company agreed to pay the Lenders a non-refundable fee of $625,000.
The Delayed Draw Term Loans are available to be drawn in one or more draws until February 7, 2026, subject to a minimum borrowing requirement of $3 million and satisfaction or waiver by the Lenders of the applicable conditions precedent set forth in the Loan and Security Agreement. Any Delayed Draw Term Loans borrowed under the Loan and Security Agreement will mature on February 7, 2030 (the “Initial Maturity Date”), which date may be extended by the Company, with the relevant Lenders’ consent, to no later than May 7, 2035. Borrowings under the Loan and Security Agreement will accrue interest at a rate per annum of 12.0%; provided that if the maturity date of any Delayed Draw Term Loan has been extended after the Initial Maturity Date, then such rate per annum will be 17.5% after the Initial Maturity Date. Proceeds of the Delayed Draw Term Loans may not be used to repay, amortize or restructure any debt for borrowed money other than debt owed to the Lenders and debt incurred by a Loan Party to finance the purchase, construction or improvement of any asset or services. Accrued but unpaid interest on each Delayed Draw Term Loan will be compounded on a quarterly basis and payable “in kind” by adding the amount of such accrued interest to the principal amount of the outstanding Delayed Draw Term Loans under the Loan and Security Agreement.
Among other things, the Loan and Security Agreement includes covenants that (i) require the Company to maintain liquidity of at least $15.0 million, (ii) do not permit the Company’s cash interest payments due under all of the Loan Parties’ subordinated debt and unsecured debt for borrowed money for any fiscal year of the Company, in the aggregate, to exceed $20.0 million, and (iii) cap the amount of cash that can be used to repay the Notes at maturity at $60.0 million, subject to increase to the extent of any equity raises by the Company. The Loan and Security Agreement also contains covenants that restrict the ability of the Loan Parties and certain of their subsidiaries to make dividends or distributions, incur additional debt (including subordinated debt), engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change their businesses or make investments. The Loan and Security Agreement also contains change of control provisions that could have the effect of delaying or preventing an otherwise beneficial takeover of the Company.
Warrant Agreement
Subsequent to the quarter ended March 29, 2025, on May 7, 2025, in connection with the entry into the Loan and Security Agreement, the Company and the Lenders entered into a Warrant Agreement (the “Warrant Agreement”) setting forth the rights and obligations of the Company and the Lenders, as holders, in connection with warrants (the “Warrants”) representing the Lenders’ right to purchase up to, in the aggregate, 9,558,635 shares of common stock, (the “Maximum Warrant Share Amount”) at an exercise price to be calculated as 115% of the average daily volume-weighted average prices of the Company’s common stock for the 30-day period beginning on May 8, 2025, subject to a minimum exercise price of $2.00 and a maximum exercise price of

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

$3.75. The Loan and Security Agreement provides that at each funding date of any Delayed Draw Term Loans, the Company will execute and deliver to the applicable Lenders, Warrants representing the pro rata portion of the Maximum Warrant Share Amount based on the amount of Delayed Draw Term Loans provided by such Lender on the date thereof.
The Company agreed in the Warrant Agreement to provide certain customary registration rights with respect to the resale of shares of common stock underlying Warrants held by or issuable to the holders from time to time. The Warrant Agreement also contains customary indemnity, exculpation and contribution obligations in connection with such registration.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, Risk Factors, of our 2024 10-K and Part II, Item 1A. Risk Factors, and Note Regarding Forward-Looking Statements included elsewhere in this report and those discussed in other documents we file from time to time with the SEC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included in this quarterly report and our audited consolidated financial statements and related notes included in our 2024 10-K. Our historical results are not necessarily indicative of the results to be expected for any future periods and our operating results for the three months ended March 29, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any other interim period or for any other future year or period.
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
We sell a range of plant-based meat products across our three core platforms of beef, pork and poultry. As of March 2025, Beyond Meat branded products were available across mainstream grocery, mass merchandiser, club store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools.
Net revenues decreased to $68.7 million in the three months ended March 29, 2025 from $75.6 million in the three months ended March 30, 2024, representing a 9.1% decrease. We have generated losses since inception. Net loss in the three months ended March 29, 2025 and March 30, 2024 was $52.9 million and $54.4 million, respectively, as weak demand in the category and for our products, changes in product sales mix and distribution losses in certain channels, among other things, resulted in declines in our net revenues that we were unable to offset with commensurate cost reductions. Our operating environment continues to be affected by uncertainty related to macroeconomic issues, including ongoing, further weakened demand in the plant-based meat category and for our products, inflation, higher interest rates, current and proposed future tariffs and related trade wars, increased uncertainty surrounding international trade policy and regulations, including through the implementation of retaliatory tariffs or related counter-measures and the negative effects of anti-American sentiment, and potential recessionary concerns, among other things, all of which have had and could continue to have unforeseen impacts on our actual realized results. In recent periods, our net revenues, gross profit, gross margin, earnings and cash flows have been adversely impacted by the following, each of which may continue to impact our business and financial condition in the future:
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
•the impact of economic and political conditions in the U.S. and international markets, including high inflation, geopolitical uncertainty, economic volatility, a potential recession in the United States and tariffs and trade wars, and the resulting effects of those conditions on consumer spending;
•unfavorable changes in consumers’ perceptions about the health attributes of plant-based meats and increased competitive activity;
•deceleration of the adoption of plant-based meat across Europe and our ability to successfully launch extended shelf-life products, which could negatively impact our ability to expand distribution of our products;
•the impact of the plant-based meat sector’s premium pricing relative to animal protein, which has caused and could continue to cause consumers to avoid plant-based meat or trade down into cheaper forms of protein, including animal meat, beans and other non-animal meat protein sources;
•negative impacts on capacity utilization as a result of lower than anticipated demand and, therefore, production volumes, which have in the past and could in the future give rise to increased cost of goods sold per pound, underutilization fees, termination fees and other costs to exit certain supply chain arrangements and product lines, and/or the write-down or write-off of certain equipment and other fixed assets and impairment charges, all of which could negatively impact gross margin, driving less leverage on fixed costs and delaying the speed at which cost savings initiatives positively impact our financial results;
•changes in forecasted demand, including for our core products—namely Beyond Burger, Beyond Beef, Beyond Chicken, Beyond Steak and Beyond Sausage—and others;
•managing inventory levels, including sales to liquidation channels at lower prices, write-down or write-off of excess and obsolete inventory, or increase in inventory provision;
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
To reduce operating expenses, in November 2023, we initiated our Global Operations Review, which involves narrowing our commercial focus to certain anticipated growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. These efforts have to date included, and may in the future include, the exit or discontinuation of select product lines such as Beyond Meat Jerky; changes to our pricing architecture within certain channels; cash-accretive inventory reduction initiatives; non-cash charges such as provision for excess and obsolete inventory and potential additional impairment charges, write-offs, disposals and accelerated depreciation of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; planned and future reductions in our workforce; and the suspension of our operational activities in China in the first quarter of 2025.
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
In addition, as part of our Global Operations Review, on February 24, 2025, our board of directors approved a plan to suspend our operational activities in China, which are estimated to cease by the end of the second quarter of 2025. As part of this plan, we are reducing our workforce in China by approximately 20 employees, representing approximately 95% of our China workforce (or approximately 3% of our total global workforce) (the “China RIF”). The decision was based on cost-reduction initiatives intended to reduce operating expenses.
The following table summarizes the non-cash charges recorded in our condensed consolidated statement of operations in the three months ended March 29, 2025 as part of the suspension of our operational activities in China:

(in thousands)	Three Months Ended March 29, 2025
Cost of goods sold:
Inventory write-offs	$260
Accelerated depreciation	637
Research and development expenses
Accelerated depreciation	830
SG&A
Asset write-offs	356
Total	$2,083
We may not be able to fully realize the cost savings and benefits initially anticipated from our cost-reduction initiatives and Global Operations Review, and the realized costs may be greater than expected. For additional information see Risk Factors—Risks Related to Our Business—Our strategic initiatives to improve our cost structure could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions, including achieving and/or sustaining our profitability and financial performance objectives in Part I, Item 1A, Risk Factors, in our 2024 10-K.
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
We present our net revenues by geography and distribution channel as follows:

Distribution Channel	Description
U.S. Retail	Net revenues from retail sales to the U.S. market and, sales to TPP (as defined below)(1)
U.S. Foodservice	Net revenues from restaurant and foodservice sales to the U.S. market
International Retail	Net revenues from retail sales to international markets, including Canada
International Foodservice	Net revenues from restaurant and foodservice sales to international markets, including Canada
_____________
(1)Includes net revenues from ingredient sales. Net revenues from ingredient sales in the three months ended March 29, 2025 and March 30, 2024 were $13,000 and $1.6 million, respectively.

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
•investment in in-store execution and field resources focused on shelf availability and presentation to drive increased sales;

•overall market trends, including consumer awareness and demand for nutritious, convenient and high protein plant-based foods; and
•localized production and third-party partnerships to improve our cost of production and increase the availability, accessibility and speed with which we can get our products to customers internationally.
As we seek to grow our net revenues, we continue to face several challenges, including prolonged, weakened demand within the plant-based meat category overall, broad macroeconomic headwinds, including elevated levels of inflation, high interest rates, waning consumer confidence and potential recessionary concerns in certain geographic regions, adverse changes in consumers’ perceptions about the health attributes of our products, increased competitive activity in the plant-based meat category, and global events such as the war in Ukraine, the conflict in Israel, Gaza and surrounding areas and tariff-related trade wars, as well as, their potential impact on availability of raw materials and/or distribution of our products.
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. At the end of each accounting period, we recognize a contra asset to Accounts receivable for estimated sales discounts that have been incurred but not paid which totaled $3.8 million and $6.8 million as of March 29, 2025 and December 31, 2024, respectively. We continue to face increasing competition across all channels, and we expect that trend to continue, especially if consumers continue to trade down among proteins in the context of significant inflationary pressure. In response, we expect to continue to invest in promotional discounting to address the current consumer trend with more targeted key selling period activations that we expect will allow us to continue to build brand awareness and increase consumer trials of our products.
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
Seasonality
Generally, we expect to experience greater demand for certain of our products during the U.S. summer grilling season. In 2024 and 2023, U.S. retail channel net revenues during the second quarter were 21% and 10% higher than the first quarter, respectively. In general, any historical effects of seasonality have been more pronounced within our U.S. retail channel, with revenue contribution from this channel generally tending to be greater in the second and third quarters of the year, driven by increased levels of grilling activity, higher levels of purchasing by customers ahead of holidays, the impact of customer shelf reset activity and the timing of product restocking by our retail customers. In an environment of heightened uncertainty from potential recessionary and inflationary pressures, prolonged weakness in the plant-based meat category, competition and other factors impacting our business, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.
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
Gross margin improvement may, however, continue to be negatively impacted by reduced capacity utilization if demand for our products continues to decline, investments in our production infrastructure in advance of anticipated demand, which may not materialize within the expected timeframe, investment in production personnel, partnerships and product pipeline, aggressive pricing strategies and increased discounting, increases in inventory provision, write-down or write-off of excess and obsolete inventory and potentially increased sales to liquidation channels at lower prices, changes in our product and customer sales mix, expansion into new geographies and markets where cost and pricing structures may differ from our existing markets, and underutilization fees, termination fees and other costs to exit certain supply chain arrangements and product lines and, in some instances, certain non-routine charges. Gross margin improvement is also expected to continue to be negatively impacted by the impact of inflation, tariffs and increasing labor costs, materials costs and transportation costs.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, share-based compensation, scale-up expenses, depreciation and amortization expenses on research and development assets, and facility lease costs. Our research and development efforts are focused on enhancements to our existing product formulations and production processes in addition to the development of new products. Although we expect to continue to invest in research and development over time, we decreased our research and development expenses in 2024 and expect research and development expenses in 2025 to decrease compared to the levels in 2024 as we continue to focus on reducing and optimizing operating expenses more broadly.
SG&A Expenses
SG&A expenses consist primarily of selling, marketing and administrative expenses, including personnel and related expenses, share-based compensation, outbound shipping and handling costs, non-manufacturing lease expense, depreciation and amortization expense on non-manufacturing and non-research and development assets, charges related to asset write-offs including loss on sale and write-down of fixed assets, consulting fees and other non-production operating expenses. Marketing and selling expenses include advertising costs, share-based compensation awards to non-employee consultants and brand ambassadors, costs associated with consumer promotions, product donations, product samples and sales aids incurred to acquire new customers, retain existing customers and build our brand awareness. Administrative expenses include expenses related to management, accounting, legal, IT and other office functions. We decreased SG&A expenses in 2024 and expect SG&A expenses in 2025 to decrease further from the levels in 2024 (excluding charges related to the suspension of our operational activities in China), as we continue to focus on reducing and optimizing operating expenses more broadly, including as part of the implementation of lean value streams across our beef, pork and poultry platforms.
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
On February 24, 2025, our board of directors approved the 2025 RIF. In the three months ended March 29, 2025, we recorded one-time cash charges of approximately $1.2 million in connection with the 2025 RIF, primarily consisting of severance payments, employee benefits and related costs, in all cases, provided to departing employees. In aggregate, the 2025 RIF, combined with the elimination of certain open positions and changes to the executive leadership team, is expected to result in approximately $5.5 million to $6.5 million in cash compensation operating expense savings in 2025, and an additional approximately $1.0 million to $1.5 million in non-cash savings in 2025 related to previously granted, unvested stock-based compensation that would have vested in 2025.
In addition, in furtherance of this goal and as part of our Global Operations Review, on February 24, 2025, our board of directors approved a plan to suspend our operational activities in China, including the China RIF.

In connection with the suspension of our operational activities in China, including the China RIF, in the three months ended March 29, 2025, we recorded one-time cash charges of approximately $0.4 million, primarily consisting of severance payments, employee benefits and related costs, in all cases, provided to departing employees, and contract termination costs. In aggregate, the China RIF is expected to result in approximately $0.5 million to $1.0 million in cash compensation operating expense savings in 2025.
In addition, as a result of our decision to suspend our operational activities in China, we currently estimate that we will incur accelerated depreciation and other inventory and asset write-offs in China totaling $13.0 million to $14.0 million through the end of 2026, of which $1.5 million in accelerated depreciation related to the reassessment of useful lives of certain assets was recognized in the first quarter of 2025, and the remainder of which is expected to be evenly distributed beginning in the second quarter of 2025 through the end of the fourth quarter of 2026. The calculation of the charges we estimate we will incur are subject to uncertainties and based on a number of assumptions, including applicable legal requirements and asset disposition plans; the actual charges incurred may differ from the estimates disclosed above.
See Risk Factors—Risks Related to Our Business—Our strategic initiatives to improve our cost structure could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions, including achieving and/or sustaining our profitability and financial performance objectives in Part I, Item 1A, Risk Factors, in our 2024 10-K.
Results of Operations
The following table presents selected items in our condensed consolidated statements of operations for the respective periods presented (unaudited):

	Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Net revenues	$68,731	$75,603
Cost of goods sold	69,796	71,935
Gross (loss) profit	(1,065)	3,668
Research and development expenses	7,462	9,860
Selling, general and administrative expenses	47,672	47,282
Total operating expenses	55,134	57,142
Loss from operations	$(56,199)	$(53,474)

The following table presents selected items in our condensed consolidated statements of operations as a percentage of net revenues for the respective periods presented (unaudited):

	Three Months Ended
	March 29, 2025	March 30, 2024
Net revenues	100.0%	100.0%
Cost of goods sold	101.5	95.1
Gross profit	(1.5)	4.9
Research and development expenses	10.9	13.0
Selling, general and administrative expenses	69.4	62.6
Total operating expenses	80.3	75.6
Loss from operations	(81.8)%	(70.7)%
Three Months Ended March 29, 2025 Compared to Three Months Ended March 30, 2024 (unaudited)
Net Revenues
The following table presents our net revenues by channel in the three months ended March 29, 2025 as compared to the prior-year period:

	Three Months Ended		Change
(in thousands)	March 29, 2025	March 30, 2024	Amount	%
U.S.:
Retail	$31,360	$37,088	$(5,728)	(15.4)%
Foodservice	9,413	12,304	(2,891)	(23.5)%
U.S. net revenues	40,773	49,392	(8,619)	(17.5)%
International:
Retail	$12,682	$12,578	$104	0.8%
Foodservice	15,276	13,633	1,643	12.1%
International net revenues	27,958	26,211	1,747	6.7%
Net revenues	$68,731	$75,603	$(6,872)	(9.1)%
Net revenues in the three months ended March 29, 2025 decreased $6.9 million, or 9.1%, as compared to the prior-year period, primarily driven by a 11.2% decrease in volume of products sold, partially offset by a 2.4% increase in net revenue per pound. The decrease in volume of products sold was primarily driven by weak category demand, in the U.S. retail and foodservice channels, which management believes was exacerbated by economic uncertainty and other macroeconomic trends during the quarter. The increase in net revenue per pound was primarily driven by lower trade discounts and price increases of certain of our products, partially offset by changes in product sales mix and unfavorable changes in foreign currency exchange rates.
Net revenues from U.S. retail channel sales in the three months ended March 29, 2025 decreased $5.7 million, or 15.4%, as compared to the prior-year period, primarily driven by a 23.2% decrease in volume of product sold, partially offset by a 10.0% increase in net revenue per pound. The decrease in volume of products sold was primarily driven by weak category demand, price elasticity effects resulting from pricing changes implemented in 2024 and some loss of distribution within certain retailers. The increase in net revenue per pound was primarily driven by lower trade discounts and price increases of certain of our products, partially offset by changes in product sales mix. U.S. retail channel net revenues in the three months ended March 29, 2025 included $13,000 in ingredient sales, as compared to $1.6 million in the three months ended March 30, 2024. By product, the decrease in U.S. retail channel net revenues was primarily due to decreased sales of Beyond Beef, Beyond Burger, Beyond Breakfast Sausage, Beyond Meatballs, Beyond Sausage, and chicken products including Beyond Chicken Tenders and Beyond Chicken Nuggets.
Net revenues from U.S. foodservice channel sales in the three months ended March 29, 2025 decreased $2.9 million, or 23.5%, as compared to the prior-year period, primarily driven by a 22.0% decrease in volume of products sold, primarily reflecting weak category demand and lower burger sales to a QSR customer, and a 2.0% decrease in net revenue per pound, primarily driven by higher trade discounts and changes in product sales mix, partially offset by price increases of certain of our products. By product, the decrease in U.S. foodservice channel net revenues was primarily due to decreased sales of Beyond Burger, partially offset by increased sales of chicken products, including sales to a large QSR customer as well as sales of Beyond Chicken Tenders and Beyond Chicken Nuggets.
Net revenues from international retail channel sales in the three months ended March 29, 2025 increased $0.1 million, or 0.8%, as compared to the prior-year period, primarily driven by a 10.3% increase in net revenue per pound, partially offset by an 8.6% decrease in volume of products sold. The increase in net revenue per pound was primarily driven by changes in product sales mix and lower trade discounts, partially offset by unfavorable changes in foreign currency exchange rates and price decreases of certain of our products. The decrease in volume of products sold was primarily due to lower sales of our ground beef products in the EU. By product, the decrease in international retail channel net revenues was primarily due to decreased sales of Beyond Beef in the EU and decreased sales of Beyond Burger, partially offset by increased sales of Beyond Steak.
Net revenues from international foodservice channel sales in the three months ended March 29, 2025 increased $1.6 million, or 12.1%, as compared to the prior-year period, primarily due to a 13.5% increase in volume of products sold, primarily due to increased sales of chicken products to a QSR customer, partially offset by a 1.2% decrease in net revenue per pound. The decrease in net revenue per pound was primarily driven by changes in product sales mix and unfavorable changes in foreign currency exchange rates, partially offset by lower trade discounts and price increases of certain of our products. By product, the decrease in international foodservice channel net revenues was primarily due to decreased sales of Beyond Burger and chicken products, partially offset by increased sales of Beyond Sausage.
The following table presents consolidated volume of our products sold in pounds for the respective periods presented:

	Three Months Ended		Change
(in thousands)	March 29, 2025	March 30, 2024	Amount	%
U.S.:
Retail	5,740	7,470	(1,730)	(23.2)%
Foodservice	1,578	2,022	(444)	(22.0)%
International:
Retail	2,664	2,914	(250)	(8.6)%
Foodservice	4,724	4,163	561	13.5%
Volume of products sold	14,706	16,569	(1,863)	(11.2)%

Cost of Goods Sold

	Three Months Ended		Change
(in thousands)	March 29, 2025	March 30, 2024	Amount	%
Cost of goods sold	$69,796	$71,935	$(2,139)	(3.0)%
Cost of goods sold decreased $2.1 million, or 3.0%, to $69.8 million in the three months ended March 29, 2025 as compared to the prior-year period, primarily reflecting decreased volume of products sold, partially offset by increased net revenue per pound. Cost of goods sold in the three months ended March 29, 2025 included $4.3 million in non-cash charges arising from specific strategic decisions to increase inventory provision for certain inventory items, and $0.9 million in expenses related to the suspension of our operational activities in China, as discussed above. Cost of goods sold increased on a per pound basis, primarily reflecting higher inventory provision and higher manufacturing costs, including depreciation, partially offset by lower materials costs and lower logistics costs. As a percentage of net revenues, cost of goods sold increased to 101.5% of net revenues in the three months ended March 29, 2025 from 95.1% of net revenues in the prior-year period.
Gross (Loss) Profit and Gross Margin

	Three Months Ended		Change
(in thousands)	March 29, 2025	March 30, 2024	Amount	%
Gross (loss) profit	$(1,065)	$3,668	$(4,733)	(129.0)%
Gross margin	(1.5)%	4.9%	N/A	N/A
Gross profit in the three months ended March 29, 2025 was a loss of $1.1 million as compared to gross profit of $3.7 million in the prior-year period, a decrease of $4.7 million or (129.0)%. Gross margin in the three months ended March 29, 2025 was (1.5)% as compared to gross margin of 4.9% in the prior-year period. Gross profit and gross margin in the three months ended March 29, 2025 included $4.3 million in non-cash charges arising from specific strategic decisions to increase inventory provision for certain inventory items, and $0.9 million in expenses related to the suspension of our operational activities in China, as discussed above. Gross profit and gross margin in the three months ended March 29, 2025 were negatively impacted by a 9.4% increase in cost of goods sold per pound, partially offset by a 2.4% increase in net revenue per pound.
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
Research and Development Expenses

	Three Months ended		Change
(in thousands)	March 29, 2025	March 30, 2024	Amount	%
Research and development expenses	$7,462	$9,860	$(2,398)	(24.3)%
Research and development expenses in the three months ended March 29, 2025 decreased $2.4 million, or 24.3%, as compared to the prior-year period. Research and development expenses decreased to 10.9% of net revenues in the three months ended March 29, 2025 from 13.0% of net revenues in the prior-year period. The decrease in research and development expenses was primarily due to lower trial production and scale-up expenses, partially offset by $0.8 million in accelerated depreciation related to the suspension of our operational activities in China.
SG&A Expenses

	Three Months Ended		Change
(in thousands)	March 29, 2025	March 30, 2024	Amount	%
Selling, general and administrative expenses	$47,672	$47,282	$390	0.8%
SG&A expenses in the three months ended March 29, 2025 increased $0.4 million, or 0.8%, to $47.7 million or 69.4% of net revenues in the three months ended March 29, 2025, from $47.3 million or 62.6% of net revenues in the prior-year period. The increase in SG&A expenses was primarily due to $4.9 million in higher product donations including $1.3 million in non-cash charges arising from specific strategic decisions to increase inventory provision for donation of certain inventory items, $2.9 million in higher salaries and related expenses including $1.6 million in severance costs related to the 2025 RIF and China RIF, and $1.1 million in higher marketing expenses, partially offset by $8.0 million in lower legal expenses, $1.2 million in lower supply chain related expenses, $0.7 million in lower advertising expenses and $0.7 million in lower outbound freight expense. SG&A expenses in the three months ended March 29, 2025 were also negatively impacted by $4.6 million in incremental legal fees associated with arbitration proceedings related to a contractual dispute with a former co-manufacturer, and $0.4 million in asset write-offs related to the suspension of our operational activities in China, as discussed above. SG&A expenses in the three months ended March 30, 2024 were negatively impacted by $7.5 million in SG&A expenses related to a class action settlement agreement in connection with the settlement of certain consumer class action lawsuits that originated in 2022.
Loss from Operations
Loss from operations in the three months ended March 29, 2025 was $56.2 million as compared to $53.5 million in the prior-year period. The increase in loss from operations was driven by the reduction in gross profit, partially offset by the decrease in operating expenses. Loss from operations in the three months ended March 30, 2024 was negatively impacted by $7.5 million in SG&A expenses related to a class action settlement agreement in connection with the settlement of certain consumer class action lawsuits that originated in 2022.
Total Other Income (Expense), Net
Total other income (expense), net, in the three months ended March 29, 2025 of $3.3 million consisted primarily of $3.5 million in net realized and unrealized foreign currency transaction gains due to favorable changes in foreign currency exchange rates of the Euro and Chinese Yuan and $0.9 million in interest income, partially offset by $(1.0) million in interest expense from the amortization of convertible debt issuance costs.
Total other (expense) income, net, in the three months ended March 30, 2024 of $(0.9) million consisted primarily of $(2.3) million in net realized and unrealized foreign currency transaction losses due to unfavorable changes in foreign currency exchange rates of the Euro and the Chinese Yuan and $(1.0) million in interest expense from the amortization of convertible debt issuance costs, partially offset by $2.0 million in interest income and $0.5 million in subsidies received from the Jiaxing Economic Development Zone Finance Bureau related to our investment in our subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd. (“BYND JX”).
Net Loss
Net loss in the three months ended March 29, 2025 was $52.9 million, compared to $54.4 million in the prior-year period. Net loss per share available to common stockholders in the three months ended March 29, 2025 was $(0.69), compared to $(0.84) in the prior year. The decrease in net loss was primarily driven by the increase in total other income, net, partially offset by the increase in loss from operations. Net loss in the three months ended March 30, 2024 was negatively impacted by $7.5 million in SG&A expenses related to a class action settlement agreement in connection with the settlement of certain consumer class action lawsuits that originated in 2022.
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
“Adjusted EBITDA” is defined as net loss adjusted to exclude, when applicable, income tax expense, interest expense, depreciation and amortization expense, share-based compensation expense, non-cash charges related to the suspension of our operational activities in China, accrued litigation settlement costs and Other, net, including interest income and foreign currency transaction gains and losses.
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

The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net loss, as reported (unaudited):

	Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Net loss, as reported	$(52,916)	$(54,361)
Income tax expense	—	2
Interest expense	1,024	1,015
Depreciation and amortization expense(1)	5,945	6,969
Share-based compensation expense	5,853	6,075
Non-cash charges related to suspension of operational activities in China(2)	2,083	—
Accrued litigation settlement costs	—	7,500
Other, net(3)(4)	(4,318)	(123)
Adjusted EBITDA	$(42,329)	$(32,923)
Net loss as a % of net revenues	(77.0)%	(71.9)%
Adjusted EBITDA as a % of net revenues	(61.6)%	(43.5)%
_____________

(1)	Excludes $1.5 million in accelerated depreciation related to suspension of operational activities in China in the three months ended March 29, 2025.
(2)	Includes accelerated depreciation and asset write-offs related to suspension of operational activities in China in the three months ended March 29, 2025.
(3)	Includes $3.5 million and $(2.3) million in net realized and unrealized foreign currency transaction gains (losses) in the three months ended March 29, 2025 and March 30, 2024, respectively.
(4)
Includes $0.9 million and $2.0 million in interest income in the three months ended March 29, 2025 and March 30, 2024, respectively. Includes $0.5 million in subsidies received from the Jiaxing Economic Development Zone Finance Bureau related to our investment in BYND JX in the three months ended March 30, 2024.

Liquidity and Capital Resources
ATM Program
On March 18, 2024, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) registering an indeterminate amount of our common stock, preferred stock, debt securities, warrants, purchase contracts and units (collectively, “Company securities”). The Shelf Registration Statement allows us to sell, from time to time and at our discretion, Company securities having an aggregate offering price of up to $250.0 million including shares of common stock that may be sold pursuant to our Equity Distribution Agreement with B. Riley, as sales agent (the “Equity Distribution Agreement”), under an “at the market” offering program (the “ATM Program”).
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
As of March 29, 2025 and December 31, 2024, 9,750,312 shares of common stock had been sold under the ATM Program since inception for an aggregate offering price of $48.3 million. There were no sales of common stock made under the ATM Program in the three months ended March 29, 2025. Total issuance costs related to the ATM Program as of March 29, 2025 and December 31, 2024 were approximately $3.3 million, resulting in aggregate net proceeds of approximately $45.0 million. Of the total issuance costs related to the ATM Program, $0 and $0.3 million remained unpaid as of March 29, 2025 and December 31, 2024, respectively. In the year ended December 31, 2024, approximately $1.6 million was capitalized to reflect the costs associated with the issuance of new shares of common stock and offset against proceeds from the ATM Program. Unamortized issuance costs related to the ATM Program included in Prepaid expenses and other current assets were $1.7 million as of March 29, 2025 and December 31, 2024. As of March 29, 2025 and December 31, 2024, approximately $201.7 million in capacity remained available under the Shelf Registration Statement.
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
Loan and Security Agreement; Warrant Agreement
On May 7, 2025, we, as the borrower, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Unprocessed Foods, LLC, an affiliate of the Ahimsa Foundation, as lender (“Unprocessed Foods”), other lenders party thereto (together with Unprocessed Foods, the “Lenders”) and certain of our subsidiaries, as guarantors, pursuant to which the Lenders agreed to provide for a senior secured delayed draw term loan facility (the “Delayed Draw Term Loan Facility” and the loans thereunder, the “Delayed Draw Term Loans”) in an aggregate principal amount of $100.0 million. Certain of our subsidiaries will guarantee our obligations under the Loan and Security Agreement. The Delayed Draw Term Loans are secured by a first-priority lien and security interest in substantially all of our assets and the assets of certain of our subsidiaries, subject to certain exceptions. We do not have any obligation to draw on the Delayed Draw Term Loan Facility. In connection with the entry into the Delayed Draw Term Loan Facility, we agreed to pay the Lenders a non-refundable fee of $625,000.

The Delayed Draw Term Loans are available to be drawn until February 7, 2026, subject to, among other things, a minimum borrowing requirement of $3.0 million. Any Delayed Draw Term Loans borrowed under the Loan and Security Agreement will mature on February 7, 2030 (the “Initial Maturity Date”), which we may extend with the relevant Lenders’ consent. Borrowings under the Loan and Security Agreement will accrue interest at a rate of 12.0% per annum, provided that if the maturity date of any Delayed Draw Term Loan has been extended, then 17.5% after the Initial Maturity Date. Proceeds of the Delayed Draw Term Loans may not be used to repay, amortize or restructure any debt for borrowed money other than debt owed to the Lenders and debt incurred by a Loan Party to finance the purchase, construction or improvement of any asset or services. Accrued but unpaid interest on each Delayed Draw Term Loan will be compounded on a quarterly basis and payable “in kind” by adding the amount of such accrued interest to the principal amount of the outstanding Delayed Draw Term Loans under the Loan and Security Agreement.
Among other things, the Loan and Security Agreement includes covenants that (i) require us to maintain liquidity of at least $15.0 million, (ii) do not permit our cash interest payments due under all of the Loan Parties’ subordinated debt and unsecured debt for borrowed money for any fiscal year, in the aggregate, to exceed $20.0 million, and (iii) cap the amount of cash that can be used to repay the Notes at their maturity at $60.0 million, subject to increase to the extent of any equity raises. The Loan and Security Agreement also contains covenants that restrict the ability of the Loan Parties and certain of their subsidiaries to make dividends or distributions, incur additional debt (including subordinated debt), engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change their businesses or make investments. The Loan and Security Agreement also contains change of control provisions that could have the effect of delaying or preventing an otherwise beneficial takeover of the Company.
In connection with the Loan and Security Agreement, on May 7, 2025, we also entered into a warrant agreement with the Lenders (the “Warrant Agreement”) setting forth the rights and obligations of us and the Lenders, as holders, in connection with Warrants representing the right to purchase up to, in the aggregate, 9,558,635 shares of our common stock (the “Maximum Warrant Share Amount”) at an exercise price to be calculated as 115% of the average daily volume-weighted average prices of the common stock for the 30-day period beginning on May 8, 2025, subject to a minimum exercise price of $2.00 and a maximum exercise price of $3.75. The Loan and Security Agreement provides that, at each funding date of any Delayed Draw Term Loan, we will execute and deliver to the applicable Lenders Warrants representing the pro rata portion of the Maximum Warrant Share Amount based on the amount of Delayed Draw Term Loans provided by such Lender on the date thereof. We agreed to provide certain customary registration rights with respect to the resale of shares of common stock underlying Warrants held by or issuable to the holders from time to time. The Warrant Agreement also contains customary indemnity, exculpation and contribution obligations in connection with such registration.
As of the date of this report, the Delayed Draw Term Loan Facility is undrawn, and no Warrants have been issued pursuant to the Warrant Agreement. See Note 14, Subsequent Event, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Liquidity
Liquidity Outlook
Our cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part I, Item 1A. Risk Factors in our 2024 10-K and in Part II, Item 1A. Risk Factors and Note Regarding Forward-Looking Statements included elsewhere in this report. In addition, inflation, tariffs and trade wars, increased uncertainty surrounding international trade policy and regulations, high interest rates in certain geographic regions, overall economic conditions, uncertainty and volatility and concerns about hostilities in Eastern Europe and the Middle East, among other factors, have led to increased disruption and volatility in capital markets and credit markets generally, which could adversely affect our ability to access capital resources in the future and potentially harm our liquidity outlook.

We have recurring net losses and negative operating cash flows and while we are implementing a business plan focused on achieving sustainable, profitable operations over time, including the strategic initiatives described above, we expect that we will continue to operate at a loss for the foreseeable future. As part of our current business plan, we intend to continue to reduce operating expenses and utilize inventory management to reduce working capital, while investing in capital projects at our production facilities to reduce production costs. To reduce operating expenses, in November 2023, we initiated our Global Operations Review, which involves narrowing our commercial focus to certain anticipated growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. These efforts have to date included, and may in the future include, the exit or discontinuation of select product lines such as Beyond Meat Jerky; changes to our pricing architecture within certain channels; cash-accretive inventory reduction initiatives; non-cash charges such as provision for excess and obsolete inventory and potential additional impairment charges, write-offs, disposals and accelerated depreciation of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; planned and future reductions in our workforce; and the suspension of our operational activities in China in the first quarter of 2025. On February 24, 2025, our board of directors approved a plan to suspend our operational activities in China.
Based on our current business plan, we believe that our existing cash balances, including our anticipated cash flows from operating activities, and the potential financing provided by the Loan and Security Agreement, will be sufficient to fund our operations and meet our foreseeable cash requirements through the next twelve months. However, our ability to meet these requirements will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flows from operating activities and our ability to manage costs and working capital successfully. Additionally, we may use our cash resources faster than we predict due to unexpected expenditures or higher-than-expected expenses due to unfavorable macroeconomic events, including inflationary pressures or otherwise, competition or other factors that are beyond our control.
We expect to raise significant additional capital through the issuance of additional equity and/or debt securities, and/or incur other indebtedness, some or all of which could be secured, to continue to fund our operations and repay our indebtedness in the future. To continue bolstering and restructuring our balance sheet, subject to our compliance with applicable laws, the applicable requirements of the Equity Distribution Agreement and the Loan and Security Agreement and market conditions, we expect to raise additional capital through the issuance of equity and/or debt securities in 2025, through the ATM Program or otherwise, which will result in additional dilution to our existing stockholders and may negatively impact the market price of our common stock. Any issuance of additional equity or debt securities may be for cash or in exchange for our outstanding Notes, which could have a highly dilutive effect on current stockholders and could negatively affect the trading price of our common stock. Similarly, if we draw on the Delayed Draw Term Loan Facility under our Loan and Security Agreement and the Lenders exercise their Warrants pursuant to the Warrant Agreement, the resulting issuance of our common stock to such Lenders would have a dilutive effect on our current stockholders and could negatively affect the trading price of our common stock. In addition, any such potential financings may result in the imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. For example, the Loan and Security Agreement contains covenants that restrict our ability to engage in certain transactions and could limit our ability to raise additional financing. See Liquidity Loan and Security Agreement; Warrant Agreement above and Note 14, Subsequent Event, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. Furthermore, any securities issued pursuant to potential financings may include rights that are senior to our shares of common stock. However, we cannot assure you that we will be able to successfully raise additional funds for the amounts needed or when needed, or on terms commercially acceptable, if at all. Our inability to raise required capital in the future would have a material adverse effect on our business, financial condition and results of operations. See Part II, Item 1A. Risk Factors—Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital included elsewhere in this report. Our cash requirements under our significant contractual obligations and commitments are listed below in the section titled “Contractual Obligations and Commitments.”

Our future capital requirements may vary materially from those currently planned and will depend on many factors including, among others, demand in the plant-based meat category and for our products, which has continued to decline; our rate of revenue generation and the success of our planned gross margin expansion initiatives; the results of our Global Operations Review and the successful implementation of our ongoing cost-reduction initiatives; timing to adjust our supply chain and cost structure in response to material fluctuations in product demand; the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; our investment in and build out of our Campus Headquarters, including the timing and success of subleasing, assigning or otherwise transferring excess space or negotiating a partial lease termination at our Campus Headquarters on terms advantageous to us or at all; the success of, and expenses associated with, our marketing initiatives; our investment in manufacturing and facilities to optimize our manufacturing and production capacity, including underutilization fees, termination fees and exit costs; our investments in real property; the costs required to fund domestic and international operations and growth; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us, including the class actions brought against us or the derivative actions brought against certain of our current and former directors and officers; the expenses needed to attract and retain skilled personnel; variations in product selling prices and costs, the timing and success of changes to our pricing architecture within certain channels, and the mix of products sold; the level of trade and promotional spending to support our products appropriately; the expenses associated with our sales force; our management of accounts receivable, inventory, accounts payable and other working capital accounts; the impact of foreign currency exchange rate fluctuations on our cash balances; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
Our operating environment continues to be affected by uncertainty related to macroeconomic issues, including economic and geopolitical uncertainty in domestic and international markets, ongoing, further weakened demand in the plant-based meat category and for our products, inflation, higher interest rates, current and proposed future tariffs and related trade wars, increased uncertainty surrounding international trade policy and regulations, including through the implementation of retaliatory tariffs or related counter-measures and the negative effects of anti-American sentiment, and potential recessionary concerns, among other things, all of which have had and could continue to have unforeseen impacts on our actual realized results, including our liquidity outlook. Our ability to make progress toward reducing operating expenses and achieving and/or sustaining our profitability and financial performance objectives is dependent on a number of assumptions and uncertainties, including, without limitation, demand in the plant-based meat category and for our products, which has continued to decline; our ability to both raise capital and reduce costs and achieve and/or sustain positive gross margin; our ability to generate revenues and gross profit and meet operating expense reduction targets, which may be subject to factors beyond our control; timing of capital expenditures; and our ability to monetize inventory and manage working capital. The other risks described in this report and in our 2024 10-K may also hinder our ability to implement our strategic initiatives. As a result, we cannot guarantee that we will achieve and/or sustain our profitability and financial performance objectives in the future, whether on our expected timelines, or at all.
Sources of Liquidity
Our primary cash needs are for operating expenses, working capital and capital expenditures to support our business. We finance our operations primarily through sales of our products and existing cash. Beginning in the first quarter of 2023, from time to time, we also began generating incremental cash through ingredient sales. From time to time, we also generate cash from sales of certain fixed assets. We raised a total of $199.5 million from the sale of convertible preferred stock, including through sales of convertible notes which were converted into preferred stock, net of costs associated with such financings. In connection with our initial public offering, we sold an aggregate of 11,068,750 shares of our common stock at a public offering price of $25.00 per share and received approximately $252.4 million in net proceeds. In 2019, we completed a secondary public offering of our common stock in which we sold 250,000 shares and certain selling stockholders sold 3,487,500 shares. We sold 250,000 shares of our common stock at a public offering price of $160.00 per share and received approximately $37.4 million in net proceeds.
In 2021, we issued a total of $1.15 billion in aggregate principal amount of Notes. See Note 6, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Our Shelf Registration Statement allows us to sell, from time to time and at our discretion, Company securities having an aggregate offering price of up to $250.0 million including shares of common stock that may be sold pursuant to the Equity Distribution Agreement with B. Riley under the ATM Program. As of March 29, 2025, 9,750,312 shares of common stock had been sold under the ATM Program for an aggregate offering price of $48.3 million. As of March 29, 2025, approximately $201.7 million in capacity remained available under the 2024 Shelf Registration Statement. See ATM Program discussed above.
On May 7, 2025, we entered into the Loan and Security Agreement, which provides for up to $100.0 million of new first -lien senior secured debt. See Note 14, Subsequent Event, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
As of March 29, 2025, we had $102.1 million in unrestricted cash and cash equivalents and $13.7 million in restricted cash, which was comprised of $12.6 million to secure the letter of credit delivered to our landlord as security for the performance of our obligations under our Campus Lease and $1.1 million to secure a letter of credit associated with a third party contract manufacturer in Europe.
We expect to raise significant additional capital through the issuance of additional equity and/or debt securities, and/or incur other indebtedness, some or all of which may be secured, to continue to fund our operations and repay our indebtedness in the future. To continue bolstering and restructuring our balance sheet, subject to our compliance with applicable laws, the applicable requirements of the Equity Distribution Agreement and the Loan and Security Agreement, as well as market conditions, we expect to raise additional capital through the issuance of equity and/or debt securities in 2025, through the ATM Program or otherwise. However, we cannot assure you that we will be able to successfully raise additional funds for the amounts needed or when needed, or on terms commercially acceptable, if at all. See Liquidity Outlook above and Part I, Item 1A. Risk Factors—Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital for additional information.
Cash Flows
The following table presents the major components of net cash flows used in operating, investing and financing activities for the periods indicated.

	Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Cash used in:
Operating activities	$(26,146)	$(31,805)
Investing activities	$(4,137)	$(302)
Financing activities	$(589)	$(941)
Net Cash Used in Operating Activities
In the three months ended March 29, 2025, we incurred a net loss of $52.9 million, which was the primary reason for net cash used in operating activities of $26.1 million. Net cash inflows from changes in our operating assets and liabilities were $13.9 million, primarily due to an increase in accounts payable from timing of payments of vendor invoices; a decrease in overall inventory levels due to ongoing efforts to optimize working capital; an increase in accrued expenses and other current liabilities from an increase in accruals; an increase in VAT prepayments on EU purchases, an increase in prepayments for ingredients and marketing services; an increase in accounts receivable balances due to a decrease in billings to customers; an increase in prepaid lease costs, non-current due to lease payments towards unoccupied phases of our Campus Headquarters facility for which leases have not yet commenced; and a decrease in operating lease liabilities due to a reduction in new leases entered into. Net loss in the three months ended March 29, 2025, included $12.9 million in non-cash expenses comprised of depreciation and amortization expense, including accelerated depreciation recorded resulting from the suspension of our operational activities in China, share-based compensation expense, non-cash lease expense and amortization of convertible debt issuance costs and unrealized gains on foreign currency exchange transactions.
In the three months ended March 30, 2024, we incurred a net loss of $54.4 million, which was the primary reason for net cash used in operating activities of $31.8 million. Net cash inflows from changes in our operating assets and liabilities were $4.1 million, primarily due to cash inflows from a decrease in work-in-process inventory, an increase in accounts payable and a decrease in prepaid expenses and other assets. The cash inflows were partially offset by an increase in accounts receivable, payment of accrued expenses and other current liabilities, an increase in prepaid lease costs and a decrease in operating lease liabilities. Net loss in the three months ended March 30, 2024, included $18.5 million in non-cash expenses primarily comprised of depreciation and amortization expense, share-based compensation expense, unrealized loss on foreign currency exchange transactions and non-cash lease expense.
Depreciation and amortization expense was $7.4 million, including $1.5 million in accelerated depreciation related to the reassessment of the useful lives of certain assets in China resulting from the suspension of our operational activities in China, and $7.0 million in the three months ended March 29, 2025 and March 30, 2024, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our investments in property, plant and equipment, offset by proceeds from sales of certain fixed assets.
In the three months ended March 29, 2025, net cash used in investing activities was $4.1 million and consisted of $4.5 million in cash outflows for purchases of property, plant and equipment, primarily driven by investments in production equipment and facilities, partially offset by $0.3 million in proceeds from sales of certain fixed assets.
In the three months ended March 30, 2024, net cash used in investing activities was $0.3 million and consisted of $1.2 million in cash outflows for purchases of property, plant and equipment, partially offset by $0.5 million in proceeds from the return of security deposits and $0.4 million in proceeds from sales of certain fixed assets.
Net Cash Used in Financing Activities
In the three months ended March 29, 2025, net cash used in financing activities was $0.6 million, primarily from $0.2 million in payments under finance lease obligations, $0.2 million in payments of minimum withholding taxes on net share settlement of equity awards and $0.1 million in debt issuance costs.
In the three months ended March 30, 2024, net cash used in financing activities was $0.9 million, primarily from $0.5 million in payments under finance lease obligations and $0.4 million in payments of minimum withholding taxes on net share settlement of equity awards.

Contractual Obligations and Commitments
There have been no significant changes during the three months ended March 29, 2025 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the 2024 10-K, other than the following:
Debt Obligations
In March 2021, we issued a total of $1.15 billion aggregate principal amount of Notes. The proceeds from the issuance of the Notes were approximately $1.0 billion, net of capped call transaction costs of $84.0 million and debt issuance costs totaling $23.6 million. See Note 6, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
On May 7, 2025, we entered into the Loan and Security Agreement with the Lenders and certain of our subsidiaries, as guarantors, pursuant to which the Lenders agreed to provide for the Delayed Draw Term Loan Facility in an aggregate principal amount of up to $100.0 million. In connection with the Loan and Security Agreement, we also entered into the Warrant Agreement relating to the issuance of the Warrants that grant the Lenders the right to purchase up to, in the aggregate, 9,558,635 shares of our common stock. The Loan and Security Agreement provides that, at each funding date of any Delayed Draw Term Loan, we will execute and deliver to the applicable Lenders Warrants representing the pro rata portion of the Maximum Warrant Share Amount based on the amount of Delayed Draw Term Loans provided by such Lender on the date thereof. See Liquidity—Loan and Security Agreement; Warrant Agreement above and Note 14, Subsequent Event, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Leases
In 2021, we entered into the Campus Lease with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), to house our Campus Headquarters. Although we are involved in the design of the tenant improvements of the Campus Headquarters, we do not have title or possession of the assets during construction. In addition, we do not have the ability to control the leased Campus Headquarters until each phase of the tenant improvements is complete. We paid $1.8 million and $6.5 million in rent prepayments and payments towards construction costs of the Campus Headquarters in the three months ended March 29, 2025 and year ended December 31, 2024, respectively. On September 17, 2024, we entered into an amendment to the Campus Lease, which amendment: (i) revised the square footage of the premises, building and project to: (a) increase our base rent by approximately $851,000 over the initial lease term; (b) adjust our percentage share of direct expenses; and (c) increase the tenant improvement allowance to reflect a reduction in the scope of landlord’s work; (ii) specify which improvements must be removed by us from the premises if the premises are not occupied in their entirety throughout the initial lease term and first extension term; and (iii) address other ministerial matters concerning the Campus Lease. Aggregate payments towards base rent over the initial lease term associated with the remaining phases not yet delivered to us are approximately $79.6 million.
Concurrent with our execution of the Campus Lease, we delivered to the Landlord a letter of credit in the amount of $12.5 million, as security for the performance of our obligations under the Campus Lease. The letter of credit is secured by a $12.6 million deposit included in our condensed consolidated balance sheets as Restricted cash, non-current as of March 29, 2025 and December 31, 2024. See Note 3, Leases, and Note 9, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Given our intention to reduce our overall operating expenses and cash expenditures, on February 2, 2024, we terminated the agreement to purchase a property adjacent to our manufacturing facility in Enschede, the Netherlands (the “Enschede Property”) and the security deposit was returned to us, and subsequently paid to the purchaser of the property to be applied towards the deposit and future lease payments. We entered into a lease agreement with the purchaser of the property to lease the approximately 114,000 square foot property for an initial period of five years with an option to renew for an additional five years at an annual rent of approximately €1.0 million. This lease is classified as a finance lease in our condensed consolidated balance sheet as of March 29, 2025.
China Investment and Lease Agreement
In 2020, we and our subsidiary, BYND JX, entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX has agreed to make certain investments in the JXEDZ in two phases of development, and we have agreed to guarantee certain repayment obligations of BYND JX under such agreement. In the three months ended March 29, 2025 and March 30, 2024, respectively, we received $0 and $0.5 million in subsidies from the JXEDZ Finance Bureau. See Note 9, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
As part of our Global Operations Review, on February 24, 2025, our board of directors approved a plan to suspend our operational activities in China, which are estimated to cease by the end of the second quarter of 2025.
The Planet Partnership
In 2021, we entered into TPP, a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack products made from plant-based protein. In the three months ended March 29, 2025 and March 30, 2024, we recognized our share of the loss (income) in TPP in the amount of $11,000 and $(7,000), respectively. As of March 29, 2025 and December 31, 2024, we had contributed our share of the investment in TPP in the amount of $27.6 million. See Note 9, Commitments and Contingencies, and Note 12, Related Party Transactions, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
On July 1, 2023, we and Roquette Frères entered into a second amendment (the “Second Amendment”) to our existing pea protein supply agreement dated January 10, 2020, as amended by the first amendment dated August 3, 2022 (the “First Amendment”). Pursuant to the Second Amendment, the terms of the agreement and existing purchase commitments set forth in the First Amendment were revised and extended through December 31, 2025. Pursuant to the Second Amendment, the purchase commitment was revised such that we had committed to purchase pea protein inventory totaling $17.0 million in 2025, of which $13.6 million remains as of March 29, 2025.
As of March 29, 2025, we had also committed to purchase flavor ingredients inventory totaling $1.8 million in the remainder of 2025. In addition, as of March 29, 2025, we had approximately $2.3 million in outstanding purchase order commitments for capital expenditures primarily to purchase property, plant and equipment including machinery and equipment, payments for which will be due within twelve months of March 29, 2025.
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
On January 23, 2025, the court issued a minute order approving the class action settlement and indicating a final approval order will be entered. On March 24, 2025, the court issued the final approval order. We paid $250,000 to the settlement fund in August 2024. The final effective date of the settlement agreement was on April 24, 2025. We recorded $7.5 million in SG&A expenses in our condensed consolidated statement of operations in the year ended December 31, 2024 and paid $250,000 in 2024 and included $7.25 million in Accrued litigation settlement costs in our condensed consolidated balance sheets as of March 29, 2025 and December 31, 2024. Our final payment of $7.25 million is to be paid into escrow by May 14, 2025.
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
There have been no material changes in our critical accounting policies during the three months ended March 29, 2025, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies in the 2024 10-K.
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
Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling the performance obligation. Sales and other taxes we collect concurrent with the sale of products are excluded from revenue. Our normal payment terms vary by the type and location of our customers and the products offered. The time between invoicing and when payment is due is not significant. None of our customer contracts as of March 29, 2025 contains a significant financing component.
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
Ingredient Risk
We are exposed to risk related to the price and availability of our ingredients because our profitability is dependent on, among other things, our ability to anticipate and react to raw material and food costs. Currently, the main ingredient in our products is pea protein, which is sourced from peas grown in Canada, France and the United States, with substantially all sourced from Canada. The prices of pea protein and other ingredients we use, such as avocado oil, are subject to many factors beyond our control, such as the number and size of farms that grow yellow peas, the vagaries of the farming businesses, including poor harvests due to adverse weather conditions, natural disasters and pestilence, and changes in national and world economic conditions. The markets for some of the ingredients we use, such as avocado oil, may be particularly volatile due to factors such as limited supply sources, crop yield, seasonal shifts, climate conditions, industry demand, including as a result of food safety concerns, product recalls and government regulations. For additional information, see Risks Related to Our Business—Because we rely on a limited number of third party suppliers, we may not be able to obtain raw materials on a timely basis or in sufficient quantities at competitive prices to produce our products or meet the demand for our products in Part I, Item 1A, Risk Factors, in our 2024 10-K.
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
In the three months ended March 29, 2025, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $0.7 million, or a decrease of approximately $0.7 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials. As of March 29, 2025, we had a multi-year sales agreement with Roquette which expires in December 2025. See Note 9, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location's functional currency. Our foreign entities use their local currency as the functional currency. For these entities, we translate net assets into U.S. dollars at period end exchange rates, while revenue and expense accounts are translated at average exchange rates prevailing during the periods being reported. Resulting foreign currency translation adjustments are included in Accumulated other comprehensive income and foreign currency transaction gains and losses are included in Other, net. Foreign currency transaction gains and losses on long-term intra-entity transactions are recorded as a component of Other comprehensive loss. Foreign currency transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations.
Our foreign currency exchange risk is primarily related to our intercompany balances denominated in various foreign currencies. We have exposure to the European Euro and the Chinese Yuan.
Foreign currency translation (loss) gain, net of tax, reported as cumulative translation adjustment through Other comprehensive loss was $(1.0) million and $0.7 million in the three months ended March 29, 2025 and March 30, 2024, respectively. Net realized and unrealized foreign currency transaction gains (losses) included in Other, net was $3.5 million and $(2.3) million in the three months ended March 29, 2025 and March 30, 2024, respectively.
Based on the intercompany balances as of March 29, 2025, an assumed 5% or 10% adverse change to foreign currency exchange rates would result in a loss of approximately $5.8 million or $11.7 million, respectively, recorded in Other, net in the three months ended March 29, 2025.
Inflation Risk
Although we have seen inflation in certain raw materials, and in the cost of logistics and labor, we do not believe that inflation has had a material effect on the costs of our inputs to date. Although difficult to quantify, we believe inflation is likely having an adverse effect on our end customers’ ability to purchase our products, resulting in decreased sales. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition. For additional information, see Risk Factors—Risks Related to Our Business—Inflationary price pressures of raw materials, labor, transportation, fuel or other inputs used by us and our suppliers, including the effects of higher interest rates, has negatively impacted, and could continue to negatively impact our business and results of operations in Part I, Item 1A, Risk Factors, in our 2024 10-K.

ITEM 4. CONTROLS AND PROCEDURES.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information
ITEM 1. LEGAL PROCEEDINGS.
We are subject to various legal proceedings and claims that arise in the ordinary course of our business. The Company establishes an accrued liability for legal matters when those matters present loss contingencies that are both probable and estimable. For a description of our material pending legal proceedings, please see Note 9, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. Although the outcome of these and other claims cannot be predicted with certainty, other than the settlement of certain actions, management is not currently able to estimate the reasonable possible amount of loss or range of loss and does not believe that it is probable that the ultimate resolution of the current matters will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the final results of any current or future proceeding cannot be predicted with certainty, and until there is final resolution on any such matter that we may be required to accrue for, we may be exposed to loss in excess of the amount accrued. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors in our 2024 10-K, as updated and supplemented below and in our subsequent filings. These risks could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or future results.
Risk Factors
Risks Related to Our Business
Disruptions in the worldwide economy, including an economic recession, downturn, changes to trade policies, periods of rising or high inflation or economic uncertainty and volatility, have adversely affected and may continue to adversely affect our business, results of operations and financial condition.
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
For example, the current U.S. presidential administration announced the implementation of significant new tariffs on foreign imported goods, certain of which recently went into effect. In response to the U.S. tariffs, various jurisdictions, including China, Canada and the EU, have announced plans for their own tariffs on American products. If such increased or additional tariffs or other restrictions, quotas, embargoes, or safeguards are placed on goods imported into the United States, or any related counter-measures are taken by other countries, we may have to raise our prices or increase inventory levels, or find new sources of supply for products that we import. There is no assurance that we would be able to pass on any cost increases, in full or at all, to our customers, and/or we could lose customers in countries such as Canada due to anti-American sentiment, any of which could materially affect our revenue, gross margin and results of operations.
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
We cannot predict future trade policy and regulations in the United States and other countries, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or raw materials used in our products imported into the United States or other countries, or create adverse tax consequences, the sales, cost or gross margin of our products may be adversely affected and the demand from our customers for products may be diminished. Uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending and negatively affect demand for our products.
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
If demand does not materialize at the rate forecasted, we may not be able to scale back our manufacturing expenses or overhead costs quickly enough to correspond to the lower than expected demand. This could result in lower margins and adversely impact our business and results of operations. Additionally, if product demand continues to decrease or stays flat or we fail to forecast demand accurately, our results may be adversely impacted due to higher costs resulting from lower manufacturing utilization, causing higher cost of goods sold per pound. Further we may be required to recognize excess or obsolete inventory write-off charges, or excess capacity charges. We routinely monitor and recognize excess or obsolete inventory write-off charges when appropriate, which has negatively impacted our results of operations. For example, in 2023, we recorded incremental provision for excess and obsolete inventory in the amount of $38.0 million primarily arising from our Global Operations Review and in the first quarter of 2025, we recorded incremental provision for excess and obsolete inventory in the amount of $4.3 million arising from specific strategic decisions to increase inventory provision for certain inventory items.
If we are unable to sell our inventory in a timely manner, it could become obsolete, which could require us to write-down or write-off obsolete inventory, which could harm our operating results.

There is a risk that we may be unable to sell our inventory in a timely manner to avoid it becoming obsolete. If we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, we would be required to increase our inventory provision or write-off obsolete inventory and our operating results could be substantially harmed. Alternatively, we may be required to mark down certain products to sell any excess inventory or to sell such inventory through liquidation channels at significantly lower prices, which would negatively impact our business and operating results. For example, in the years ended December 31, 2023 and 2022, our net revenues were negatively impacted by strategic promotional discounts and our gross profit was negatively impacted by write-down of inventory, among other factors, which increased costs per pound. In the first quarter of 2025, we recorded incremental provision for excess and obsolete inventory in the amount of $4.3 million arising from specific strategic decisions to increase inventory provision for certain inventory items.
Risks Related to Our Investments
Our international manufacturing operations have required and may continue to require substantial investments and are subject to numerous risks and uncertainties. The suspension of our operational activities in China in the first quarter of 2025 has resulted and may continue to result in significant accelerated depreciation and impairment charges in 2025.
Our substantial investment in manufacturing facilities in China and Europe have exposed and may continue to expose us to substantial risks and, as a result, we may not realize a return on our investment. For example, although we invested a significant amount to establish local operations in China, in February 2025, we made the decision to suspend our operational activities in China. As such, we have not realized a sufficient return on our investment in China and expect to incur certain cash and non-cash charges in connection with the suspension of our operational activities in China in the first quarter of 2025. As a result of our decision to suspend our operational activities in China, we currently estimate that we will incur accelerated depreciation and other inventory and asset write-offs in China totaling $13.0 million to $14.0 million through the end of 2026, of which $1.5 million in accelerated depreciation related to the reassessment of useful lives of certain assets was recognized in the first quarter of 2025, and the remainder of which is expected to be evenly distributed beginning in the second quarter of 2025 through the end of the fourth quarter of 2026. For additional details regarding the suspension of our operational activities in China in the first quarter of 2025, see Risk Factors—Risks Related to Our Business—Our strategic initiatives to improve our cost structure could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions, including achieving and/or sustaining our profitability and financial performance objectives in Part I, Item 1A, Risk Factors, in our 2024 10-K.
Unforeseen delays in the suspension of our operational activities in China may cause us to incur additional expenses. Operating or otherwise repurposing or disposing of our facilities in China may require additional capital expenditures and the efforts and attention of our management team and other personnel, which will divert resources from our existing business or operations. In addition, our manufacturing facility in Enschede, the Netherlands may not provide us with all of the operational and financial benefits we expect to receive. These and other risks may result in our not realizing a return on, or losing some or all, of our investments in China and Europe, which could have a material adverse effect on our financial condition and financial performance.
Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital
Our significant indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Notes.
As of March 29, 2025, we had approximately $1.3 billion of consolidated indebtedness and other liabilities. On May 7, 2025, we entered into the Loan and Security Agreement, pursuant to which the Lenders agreed to provide for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $100.0 million. The Delayed Draw Term Loans are secured by a first-priority lien and security interest in substantially all of our assets and the assets of certain of our subsidiaries, subject to certain exceptions. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity—Loan and Security Agreement; Warrant Agreement elsewhere in this report.
We may choose to incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
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
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion or exchange of the Notes, or upon exercise of the Warrants under the Warrant Agreement, which may also reduce the trading price of our common stock; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our current or future indebtedness, including our indebtedness under the Loan and Security Agreement and the Notes, as applicable, depends on our future performance and our ability to raise additional capital, which is subject to economic, financial, competitive and other factors beyond our control. We may be unable to refinance the Notes on terms satisfactory to us, or at all. Such financing and other potential financings could result in substantial dilution to stockholders, and could result in the reduction in the trading price of our common stock, imposition of debt covenants and repayment obligations, or security interests on our assets or other restrictions that may adversely affect our business. For example, if we draw on the Delayed Draw Term Loan Facility under our Loan and Security Agreement and the Lenders exercise their Warrants pursuant to the Warrant Agreement, the resulting issuance of our common stock to such Lenders would have a dilutive effect on our current stockholders and could negatively affect the trading price of our common stock.
Among other things the Loan and Security Agreement includes covenants that (i) require us to maintain liquidity of at least $15.0 million, (ii) do not permit our cash interest payments due under all of the Loan Parties’ subordinated debt and unsecured debt for borrowed money for any fiscal year, in the aggregate, to exceed $20.0 million, and (iii) cap the amount of cash that can be used to repay the Notes at their maturity at $60.0 million, subject to increase to the extent of any equity raises. The Loan and Security Agreement also contains covenants that restrict the ability of the Loan Parties and certain of their subsidiaries to make dividends or distributions, incur additional debt (including subordinated debt), engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change their businesses or make investments. The Loan and Security Agreement also has change of control provisions that could have the effect of delaying or preventing an otherwise beneficial takeover of the Company.
The Loan and Security Agreement is secured by a first priority lien and security interest in substantially all of our assets and the assets of certain of our subsidiaries, subject to certain exceptions. Because a substantial portion of our assets secure the Loan and Security Agreement, we may not have substantial remaining assets available to secure other indebtedness. The Loan and Security Agreement also limits our ability to incur other indebtedness that has a first priority lien and security interest in the assets securing the Delayed Draw Term Loan Facility or that would be pari passu to the Delayed Draw Term Loans. Accordingly, we may not be able to incur additional secured indebtedness, or may be limited in our ability to incur indebtedness that is first lien or senior indebtedness, in the future. If we are unable to incur additional indebtedness, either to finance our operations, refinance or repay the Notes or for other purposes, it would have a material adverse effect on our business, financial condition and results of operations.
Based on our current business plan, we expect to raise additional capital to pay amounts due under our current or future indebtedness, including the Notes, and our cash needs may increase in the future. In addition, any future indebtedness that we may incur may be secured and may contain additional financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or the covenants under the Loan and Security Agreement, or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full, and could cause us to become insolvent or enter bankruptcy proceedings.
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
Holders of the Notes may, subject to a limited exception, require us to repurchase their Notes following a “Fundamental Change” (as defined in the indenture governing the Notes (the “Indenture”)) at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid special and additional interest, if any. In addition, all conversions of Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our future indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. For example, the Loan and Security Agreement contains covenants that restrict our ability to make certain payments on the Notes and restrictions that may limit our ability to raise additional financing. See Note 14, Subsequent Event, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. Our failure to repurchase the Notes or to pay the cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the Fundamental Change itself could also lead to a default under agreements governing our future indebtedness, which may result in that indebtedness becoming immediately payable in full. If the repayment of such future indebtedness were to be accelerated after any applicable notice or grace periods, then we may not have sufficient funds to repay that indebtedness and repurchase the Notes or make cash payments upon their conversion and could cause us to become insolvent or enter bankruptcy proceedings.
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
Provisions in the Indenture governing the Notes and the Loan and Security Agreement could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the Notes and the Indenture, as well as the Loan and Security Agreement, could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a Make-Whole Fundamental Change (as defined in the Indenture), then we may be required to temporarily increase the conversion rate. The Loan and Security Agreement also contains change of control provisions that could have the effect of delaying or preventing an otherwise beneficial takeover of the Company. In any of these cases, and in other cases, our obligations under the Notes and the Indenture, as well as the Loan and Security Agreement, could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our common stock or Notes may view as favorable.
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
As of March 29, 2025, we had cash and cash equivalents and restricted cash totaling $115.8 million. In addition to the Notes and the funds available to us under the Loan and Security Agreement, we expect to raise significant additional capital through the issuance of additional equity and/or debt securities, and/or incur other indebtedness, some or all of which may be secured, to continue to fund our operations and repay our indebtedness in the future. To continue bolstering and restructuring our balance sheet, subject to our compliance with applicable laws, the applicable requirements of the Loan and Security Agreement and our equity distribution agreement, dated as of November 7, 2024 (the “Equity Distribution Agreement”), with B. Riley Securities, Inc. (“B. Riley”), as sales agent, under an “at the market” offering program (the “ATM Program”), and market conditions, we expect to raise additional capital through the issuance of equity and/or debt securities in 2025, through the ATM Program or otherwise, which will result in additional dilution to our existing stockholders and may negatively impact the market price of our common stock. Similarly, if we draw on the Delayed Draw Term Loan Facility under our Loan and Security Agreement and the Lenders exercise their Warrants pursuant to the Warrant Agreement, the resulting issuance of our common stock to such Lenders would have a dilutive effect on our current stockholders and could negatively affect the trading price of our common stock. Any issuance of equity or debt securities may be for cash or in exchange for our outstanding Notes, which could have a highly dilutive effect on current stockholders and could negatively affect the trading price of our common stock. In addition to resulting in additional dilution to our existing stockholders or negatively affecting the trading price of our common stock, any such potential financings may result in the imposition of security interests on our assets, debt covenants and repayment obligations, or other restrictions that may adversely affect our business. For example, the Loan and Security Agreement contains covenants that restrict our ability to engage in certain transactions and could limit our ability to raise additional financing. See Note 14, Subsequent Event, to the

Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. Furthermore, any securities issued pursuant to potential financings may include rights that are senior to our shares of common stock. In addition, the capital markets may experience extreme volatility and disruption, including high interest rates in certain geographic regions and higher borrowing costs, which could adversely affect our liquidity and financial condition, including our ability to access the capital markets to raise capital and meet liquidity needs. We may be unable to raise additional capital for reasons including, without limitation, our operational and/or financial performance, investor confidence in us and the plant-based meat industry, credit availability from banks and other financial institutions and the status of current projects. We cannot assure you that we will be able to successfully raise additional funds for the amounts needed or when needed, or on terms commercially acceptable, if at all. Our inability to raise required capital in the future would have a material adverse effect on our business, financial condition and results of operations.
Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among others:
•demand in the plant-based meat category and for our products, which has continued to decline;
•our rate of revenue generation;
•the results of our Global Operations Review and the successful implementation of our ongoing cost-reduction initiatives, including the suspension of our operational activities in China in the first quarter of 2025;
•the impact of economic and political conditions in the U.S. and international markets on our business;
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
For instance, the Belgian Inspectorate of the Ministry of Economy has recently taken the view that the Belgian Royal Decree of March 8, 1985 on the manufacture and trade of fresh minced meat restricts certain denominations to meat-based products. Belgian authorities have initiated proceedings against a retailer in Belgium selling Beyond Meat products, challenging the use of terms such as “gehakt” (“mince”) and “burger” for plant-based alternatives. The case is currently under review by the Belgian Food Safety Agency. While we believe the Company has a defendable position, as the Royal Decree does not specifically reserve these terms for meat-based products, we are monitoring the situation closely to assess any potential impact on product labeling and marketing.
Developments have also occurred outside the EU. On May 2, 2025, the Swiss Federal Supreme Court upheld the appeal brought by the Federal Department of Home Affairs concerning the use of certain meaty names for plant-based alternatives. While the full text of the judgment is not yet available, the outcome and core reasoning have been made public. The court ruled that the use of the term “chicken” (“poulet”) for a plant-based product that does not contain any meat is misleading and, therefore, prohibited under Swiss law. In doing so, the court seems to confirm the position of the Federal Food Safety and Veterinary Office, as previously outlined in Information Letter 2020/3.1, which also prohibited the use of certain animal species names for plant-based products.
Litigation or other legal or regulatory proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.
Our business exposes us to significant potential risk from lawsuits, investigations, inquiries, examinations and other legal or regulatory proceedings. As a result, from time to time, we may be party to various claims and proceedings. We evaluate these claims and proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates. For information regarding pending legal proceedings, please see Part II, Item 1, Legal Proceedings, and Note 9, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. For example, we may sell additional shares of common stock in public or private offerings, or pursuant to our ATM Program, and may also sell securities convertible into common stock. In addition, 8,234,230 shares of our common stock are reserved for potential issuance upon the conversion of the Notes. On May 7, 2025, in connection with Loan and Security Agreement, we entered into the Warrant Agreement, under which the Lenders, as holders of the Warrants, have the right to purchase up to, in the aggregate, 9,558,635 shares of our common stock reserved for potential issuance upon the exercise of any Warrants.
We expect to raise significant additional capital through the issuance of additional equity and/or debt securities, and/or incur other indebtedness, some or all of which may be secured, to continue to fund our operations and repay our indebtedness in the future. To continue bolstering and restructuring our balance sheet, subject to our compliance with applicable laws, the applicable requirements of the Loan and Security Agreement and our Equity Distribution Agreement with B. Riley, as sales agent, under the ATM Program, and market conditions, we expect to raise additional capital through the issuance of equity and/or debt securities in 2025, through the ATM Program or otherwise, which will result in additional dilution to our existing stockholders and may negatively impact the market price of our common stock. Any issuance of additional equity or debt securities may be for cash or in exchange for our outstanding Notes, which could have a highly dilutive effect on current stockholders and could negatively affect the trading price of our common stock. Similarly, if we draw on the Delayed Draw Term Loan Facility under our Loan and Security Agreement and the Lenders exercise their Warrants pursuant to the Warrant Agreement, the resulting issuance of our common stock to such Lenders would have a dilutive effect on our current stockholders and could negatively affect the trading price of our common stock. In addition to resulting in additional dilution to our existing stockholders or negatively affecting the trading price of our common stock, any such potential financings may result in the imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. For example, the Loan and Security Agreement contains covenants that restrict our ability to engage in certain transactions and could limit our ability to raise additional financing. See Note 14, Subsequent Event, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. Furthermore, any securities issued pursuant to potential financings may include rights that are senior to our shares of common stock.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended March 29, 2025, none of our directors or executive officers of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.
Indemnification Agreements
On May 6, 2025, our board of directors approved a new form of indemnification agreement (the “Indemnification Agreement”) to be entered into between the Company and each of our directors and certain officers. The Indemnification Agreement supersedes our previous form of indemnification agreement.
The Indemnification Agreement provides, among other things, that the Company will indemnify and advance expenses to the director or officer (the “Indemnitee”) to the fullest extent permitted by applicable law and the Company’s Bylaws. The Indemnification Agreement also establishes various procedures, processes and requirements for the Indemnitee to exercise the provided indemnification and advancement rights.
The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Indemnification Agreement, which is attached hereto as Exhibit 10.4 to this report and incorporated herein by reference.

ITEM 6. EXHIBIT

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	10-Q	6/12/2019	3.1
3.2#	Warrant Agreement, dated as of May 7, 2025, among Beyond Meat, Inc. and the warrant holders party thereto.	8-K	5/7/2025	3.1
3.3	Amended and Restated Bylaws.	8-K	2/13/2024	3.1
4.1	Form of Common Stock Certificate.	S-1/A	3/27/2019	4.1
4.2	Description of Registrant’s Securities.	10-K	3/1/2023	4.3
4.3	Indenture, dated as of March 5, 2021, between Beyond Meat, Inc. and U.S. Bank National Association, as trustee.	8-K	3/5/2021	4.1
4.4	Form of certificate representing 0% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.1 to the Form 8-K filed on 3/5/21).	8-K	3/5/2021	4.1
10.1*	Separation Agreement, entered into on March 12, 2025 between Beyond Meat, Inc. and Akerho Oghoghomeh.	8-K	3/17/2025	10.1
10.2#+	Loan and Security Agreement, dated as of May 7, 2025, among Beyond Meat, Inc., as borrower, Unprocessed Foods, LLC, as a lender, the other lenders party thereto from time to time and the guarantors party thereto from time to time.	8-K	5/7/2025	10.1
10.3*	Form of Indemnification Agreement with directors and executive officers.	S-1/A	1/9/2019	10.11
10.4*	Form of Indemnification Agreement with directors and executive officers (approved May 6, 2025).				X
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
					X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2025 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders' Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
_____________
# Certain portions of this exhibit have been redacted pursuant to Regulation S-K, Item 601(a)(6).
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
+ Certain of the schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5). The registrant hereby undertakes to provide further information regarding such omitted materials to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEYOND MEAT, INC.

Date:	May 8, 2025	By:	/s/ Ethan Brown
Ethan Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2025	By:	/s/ Lubi Kutua
Lubi Kutua
Chief Financial Officer, Treasurer
(Principal Financial Officer)