Form 10-Q
period 2025-06-28
BEYOND MEAT, INC.
filed 2025-08-08
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                Yes  ☐   No  ☒
As of August 6, 2025, the registrant had 76,646,121 shares of common stock, $0.0001 par value per share, outstanding.

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
•risks related to our significant debt, including our ability to repay our indebtedness, limitations on our cash flows from operating activities and our ability to satisfy our obligations under our convertible senior notes (the “Notes”) and under our Loan and Security Agreement (as defined below); our ability to refinance the Notes; our ability to raise the funds necessary to repurchase the Notes for cash, under certain circumstances, or to pay any cash amounts due upon conversion, including possible tax liabilities arising from potential cancellation of indebtedness income; the potential impact on future availability of the Company’s accumulated net operating losses arising from any potential exchange of a portion of the outstanding Notes; the significant dilution to existing stockholders that will result if we exchange any portion of our outstanding Notes for equity or if the lenders under the Loan and Security Agreement exercise their related warrants to purchase shares of our common stock (the “Warrants”), as further described herein; provisions in the indenture governing the Notes and the Loan and Security Agreement delaying or preventing an otherwise beneficial takeover of us; and any adverse impact on our reported financial condition and results from the accounting methods for the Notes;
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
•the impact of adverse and uncertain political conditions in the U.S. and international markets, such as greater restrictions on free trade through significant increases in tariffs on raw materials, ingredients, finished goods and other products and supplies imported into the United States and increased uncertainty surrounding international trade policy and regulations, trade wars, including through the implementation of retaliatory tariffs or related counter-measures, and the negative effects of anti-American sentiment, as well as the impact of inflation and higher interest rates on consumer behavior, including higher food, grocery, raw materials, transportation, energy, labor and fuel costs;
i

•risks and uncertainties related to identifying and executing certain cost-reduction initiatives, cost structure improvements, workforce reductions and executive leadership changes, and the timing and success of continuing to reduce operating expenses and achieving our profitability and financial performance objectives;
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
•our ability to successfully execute our Global Operations Review and any resulting strategic plans, including the exit or discontinuation of select product lines; the impact of non-cash charges such as provision for excess and obsolete inventory and potential additional impairment charges, write-offs, disposals and accelerated depreciation of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; planned and future reductions in our workforce; and the suspension and substantial cessation of our operational activities in China in the first half of 2025;
•matters relating to our El Segundo Campus and Innovation Center (“Campus Headquarters”) including, without limitation, the ability to meet our obligations under our Campus Headquarters lease (“Campus Lease”), the timing of occupancy and completion of the build-out of our remaining space, any cost overruns or delays, the impact of workforce reductions or other cost-reduction initiatives on our space demands, the impact of the surrender of a portion of the existing premises pursuant to the Second Amendment (as defined below) to the Campus Lease, the impact of the sublease of a portion of the existing premises pursuant to the Varda Sublease (as defined below), and the timing and success of surrendering, subleasing, assigning or otherwise transferring the remaining excess space or negotiating additional partial lease terminations at our Campus Headquarters on terms advantageous to us or at all, including any potential additional impairment charges that may result;
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
•any future impairment charges, including due to any future changes in estimates, judgments or assumptions, failure to achieve forecasted operating results, weakness in the economic environment, changes in market conditions, declines in our market capitalization, failure to sublease, assign or otherwise transfer the remaining excess space or negotiate additional partial lease terminations at our Campus Headquarters on terms advantageous to us or at all, and the suspension and substantial cessation of our operational activities in China in the first half of 2025;
•our ability to accurately predict consumer taste preferences, trends and demand and successfully innovate, introduce and commercialize new products, such as our Beyond Ground, Beyond Steak Filet, Beyond Chicken Pieces, Beyond Sun Sausage and Beyond Steak lines, and improve existing products such as our Beyond IV platform, including in new geographic markets;

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
•the impact of uncertainty as a result of doing business internationally, including as a result of the suspension and substantial cessation of our operational activities in China in the first half of 2025;
•the volatility of or inability to access the capital markets, including due to macroeconomic factors, geopolitical tensions or the outbreak of hostilities or war—for example, the war in Ukraine and the conflict in Israel, Gaza and surrounding areas;
•changes in the retail landscape, including our ability to maintain and expand our distribution footprint, the timing, success and level of trade and promotion discounts, our ability to maintain and grow market share and increase household penetration, repeat purchases, buying rates (amount spent per buyer) and purchase frequency, our ability to maintain and increase sales velocity of our products, and the timing and success of planned new products or recently launched products, including Beyond Ground, Beyond Steak Filet, Beyond Chicken Pieces, Beyond Steak, Beyond IV and Beyond Sun Sausage;
•changes in the foodservice landscape, including the timing, success and level of marketing and other financial incentives to assist in the promotion of our products, our ability to maintain and grow market share and attract and retain new foodservice customers or retain existing foodservice customers, and our ability to introduce and sustain offering of our products on menus;
•the timing and success of distribution expansion and new product introductions, including the timing and success of planned new products or recently launched products, such as Beyond Ground, Beyond Steak Filet, Beyond Chicken Pieces, Beyond Steak, Beyond IV and Beyond Sun Sausage, in increasing revenues and market share;
•our ability to differentiate and continuously create innovative products, respond to competitive innovation and achieve speed-to-market, including the timing and success of planned new products or recently launched products such as Beyond Ground, Beyond Steak Filet, Beyond Chicken Pieces, Beyond Steak, Beyond IV and Beyond Sun Sausage;
•the timing and success of strategic Quick Service Restaurant (“QSR”) partnership launches and limited time offerings resulting in permanent menu items and our ability to attract and retain QSR and other strategic customers;
•the outcomes of, and costs related to, legal or administrative proceedings, or new legal or administrative proceedings filed against us;
•foreign currency exchange rate fluctuations;
•the effectiveness of our business systems and processes;

•our estimates of the size of our market opportunities and ability to accurately forecast market growth;
•our ability to effectively optimize our manufacturing and production capacity, and real estate footprint, including consolidating manufacturing facilities and production lines, exiting co-manufacturing arrangements or entering into new arrangements under terms that are ultimately beneficial to us and effectively managing capacity for specific products with shifts in demand;
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
•our ability to accurately forecast demand for our products and manage our inventory, including the impact of customer orders ahead of holidays and the timing of customer promotions, shelf reset activities, and planned price increases in certain channels as a result of tariffs or otherwise; customer and distributor changes and buying patterns, such as reductions in targeted inventory levels; and supply chain and labor disruptions, including due to the impact of cyber incidents at suppliers and vendors;
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
•the success of our marketing initiatives and the ability to maintain and grow our brand awareness, maintain, protect and enhance our brand, or rebrand altogether, attract and retain new customers and maintain and grow our market share, particularly while we are seeking to reduce our operating expenses;
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
v

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
•the impact of changes in tax laws; and
•the risks discussed in Part I, Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2025 (the “2024 10-K”), and in Part II, Item 1A, Risk Factors, included herein, and those discussed in other documents we file from time to time with the SEC.
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

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	June 28, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$103,497	$131,913
Restricted cash, current	1,172	1,041
Accounts receivable, net	37,338	26,862
Inventory	110,868	113,444
Prepaid expenses and other current assets	42,596	11,332
Assets held for sale	1,664	1,864
Total current assets	297,135	286,456
Restricted cash, non-current	12,600	12,600
Property, plant and equipment, net	320,988	184,887
Operating lease right-of-use assets	6,527	123,975
Prepaid lease costs, non-current	52,272	68,005
Other non-current assets, net	688	622
Investment in unconsolidated joint venture	1,531	1,601
Total assets	$691,741	$678,146
Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$68,837	$37,571
Current portion of operating lease liabilities	1,798	4,125
Accrued expenses and other current liabilities	15,618	11,656
Accrued litigation settlement	—	7,250
Short-term finance lease liabilities	3,934	851
Total current liabilities	$90,187	$61,453
Long-term liabilities:
Convertible senior notes, net	$1,143,443	$1,141,476
Delayed draw term loan, net	30,525	—
Delayed draw term loan warrants	20,143	—
Operating lease liabilities, net of current portion	4,441	73,613
Finance lease obligations and other long-term liabilities	80,025	2,812
Total long-term liabilities	$1,278,577	$1,217,901
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	June 28, 2025	December 31, 2024
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	$—	$—
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 76,597,624 shares and 76,065,969 shares issued and outstanding at June 28, 2025 and December 31, 2024, respectively	8	8
Additional paid-in capital	653,855	644,004
Accumulated deficit	(1,323,689)	(1,241,531)
Accumulated other comprehensive loss	(7,197)	(3,689)
Total stockholders’ deficit	$(677,023)	$(601,208)
Total liabilities and stockholders’ deficit	$691,741	$678,146
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net revenues	$74,958	$93,185	$143,689	$168,788
Cost of goods sold	66,367	79,468	136,163	151,403
Gross profit	8,591	13,717	7,526	17,385
Research and development expenses	5,807	5,485	13,269	15,345
Selling, general and administrative expenses	37,696	42,163	85,368	89,445
Total operating expenses	43,503	47,648	98,637	104,790
Loss from operations	(34,912)	(33,931)	(91,111)	(87,405)
Other income (expense), net:
Interest expense	(2,002)	(1,029)	(3,026)	(2,044)
Other, net	7,731	477	12,049	600
Total other income (expense), net	5,729	(552)	9,023	(1,444)
Loss before taxes	(29,183)	(34,483)	(82,088)	(88,849)
Income tax benefit	—	(34)	—	(32)
Equity in losses of unconsolidated joint venture	59	30	70	23
Net loss	$(29,242)	$(34,479)	$(82,158)	$(88,840)
Net loss per share available to common stockholders—basic and diluted	$(0.38)	$(0.53)	$(1.08)	$(1.37)
Weighted average common shares outstanding—basic and diluted	76,491,594	64,901,584	76,348.524	64,797,245
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net loss	$(29,242)	$(34,479)	$(82,158)	$(88,840)
Other comprehensive loss, net of tax:
Foreign currency translation (losses) gains, net of tax	(2,468)	197	(3,508)	870
Comprehensive loss, net of tax	$(31,710)	$(34,282)	$(85,666)	$(87,970)
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2024	76,065,969	$8	$644,004	$(1,241,531)	$(3,689)	$(601,208)
Net loss	—	—	—	(52,916)	—	(52,916)
Issuance of common stock under equity incentive plans, net	342,908	—	(220)	—	—	(220)
Share-based compensation for equity classified awards	—	—	5,853	—	—	5,853
Foreign currency translation adjustment	—	—	—	—	(1,040)	(1,040)
Balance at March 29, 2025	76,408,877	$8	$649,637	$(1,294,447)	$(4,729)	$(649,531)
Net loss	—	—	—	(29,242)	—	(29,242)
Issuance of common stock under equity incentive plans, net	188,747	—	(86)	—	—	(86)
Share-based compensation for equity classified awards	—	—	4,304	—	—	4,304
Foreign currency translation adjustment	—	—	—	—	(2,468)	(2,468)
Balance at June 28, 2025	76,597,624	$8	$653,855	$(1,323,689)	$(7,197)	$(677,023)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Six Months Ended
	June 28, 2025	June 29, 2024
Cash flows from operating activities:
Net loss	$(82,158)	$(88,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,682	12,182
Non-cash lease expense	2,889	4,130
Share-based compensation expense	10,157	11,848
Provision for credit losses	—	232
Loss on sale and write-down of fixed assets	223	363
Amortization of debt issuance costs	1,970	1,967
Equity in losses of unconsolidated joint venture	70	23
Unrealized (gains) losses on foreign currency transactions	(11,161)	2,671
Net change in operating assets and liabilities:
Accounts receivable	(9,291)	(3,273)
Inventories	4,709	10,005
Prepaid expenses and other current assets	(8,473)	(2,450)
Accounts payable	25,710	3,633
Accrued expenses and other current liabilities	(3,638)	4,557
Prepaid lease costs, non-current	(3,888)	(3,236)
Operating lease liabilities	(2,156)	(1,626)
Net cash used in operating activities	$(59,355)	$(47,814)
Cash flows from investing activities:
Purchases of property, plant and equipment	$(6,423)	$(2,520)
Proceeds from sale of fixed assets	348	3,157
Proceeds from security deposits	—	532
Net cash (used in) provided by investing activities	$(6,075)	$1,169
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Six Months Ended
	June 28, 2025	June 29, 2024
Cash flows from financing activities:
Proceeds from delayed draw term loan	$40,000	$—
Debt issuance costs	(5,117)	—
Principal payments under finance lease obligations	(937)	(514)
Proceeds from exercise of stock options	6	5
Payments of minimum withholding taxes on net share settlement of equity awards	(312)	(539)
Net cash provided by (used in) financing activities	$33,640	$(1,048)
Net decrease in cash, cash equivalents and restricted cash	(31,790)	(47,693)
Cash, cash equivalents and restricted cash at the beginning of the period	145,554	205,935
Effect of foreign currency exchange rate changes on cash	3,505	(233)
Cash, cash equivalents and restricted cash at the end of the period	$117,269	$158,009
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$2	$16
Non-cash investing and financing activities:
Issuance of common stock warrants in connection with delayed draw term loan	$20,143	$—
Non-cash additions to property, plant and equipment	$1,345	$1,118
Operating lease right-of-use assets obtained in exchange for lease liabilities	$2,082	$1,389
Reclassification of pre-paid lease costs to finance lease right-of-use assets	$19,929	$48
Non-cash addition to financing leases	$10,091	$4,393
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
Global Operations Review and Reductions in Force
In 2023, to reduce operating expenses, the Company initiated a review of its global operations (the “Global Operations Review”), narrowing the Company’s commercial focus to certain anticipated growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. As part of this review, on November 1, 2023, the Company’s board of directors (the “Board”) approved a plan to reduce the Company’s workforce by approximately 65 employees, representing approximately 19% of the Company’s global non-production workforce (or approximately 8% of the Company’s total global workforce).
On February 24, 2025, the Board approved a plan to reduce the Company’s workforce in North America and the EU by approximately 44 employees, representing approximately 17% of the Company’s global non-production workforce (or approximately 6% of the Company’s total global workforce). In addition, as part of the Company’s Global Operations Review, on February 24, 2025, the Board approved a plan to suspend the Company’s operational activities in China, which substantially ceased as of the end of the second quarter of 2025. As part of this plan, the Company reduced its workforce in China by approximately 20 employees, representing approximately 95% of the Company’s China workforce (or approximately 3% of the Company’s total global workforce).
Subsequent to the period ended June 28, 2025, on August 6, 2025, management of the Company approved a plan to reduce the Company’s current workforce in North America by approximately 44 employees, representing approximately 6% of the Company’s total global workforce. This decision was based on cost-reduction initiatives intended to reduce cost of goods sold and operating expenses. See Note 14.
Loan and Security Agreement; Warrant Agreement
On May 7, 2025, the Company, as borrower, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Unprocessed Foods, LLC, an affiliate of the Ahimsa Foundation, as lender (“Unprocessed Foods”), the other lenders party thereto from time to time (together with Unprocessed Foods, the “Lenders”), and certain of the Company’s subsidiaries party thereto from time to time, as guarantors (together with the Company, the “Loan Parties”), pursuant to which the Lenders agreed to provide for a senior secured delayed draw term loan facility (the “Delayed Draw Term Loan Facility” and the loans thereunder, the “Delayed Draw Term Loans”) in an aggregate principal amount of $100.0 million. Certain of the Company’s subsidiaries have guaranteed the Company’s obligations under the Loan and Security Agreement. The Delayed Draw Term Loans are secured by a first-priority lien and security interest in substantially all of the assets, subject to certain exceptions, of the Company and certain of its subsidiaries. On June 26, 2025, at the Company’s request, Unprocessed Foods, as the sole Lender at such time, made a Delayed Draw Term Loan to the Company in the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

principal amount of $40.0 million. The Company plans to use the proceeds of such Delayed Draw Term Loan for general corporate purposes of the Company and the guarantors. See Note 6.
On May 7, 2025, in connection with the entry into the Loan and Security Agreement, the Company and the Lenders entered into a warrant agreement (the “Warrant Agreement”) setting forth the rights and obligations of the Company and the Lenders as holders (in such capacity, the “Holders”) in connection with warrants (the “Warrants”) representing such Holders’ right to purchase up to, in the aggregate, 9,558,635 shares of the Company’s common stock, which represented 12.5% of the Company’s issued and outstanding shares of common stock as of May 5, 2025) (the “Maximum Warrant Share Amount”) at an exercise price calculated as 115% of the average daily volume-weighted average prices of the common stock for the 30-day period beginning on May 8, 2025, subject to a minimum exercise price of $2.00 and a maximum exercise price of $3.75. The Loan and Security Agreement provides that at each funding date of any Delayed Draw Term Loans, the Company will execute and deliver to the applicable Lenders Warrants representing the pro rata portion of the Maximum Warrant Share Amount based on the amount of Delayed Draw Term Loans provided by such Lender on the date thereof. See Note 6.
On June 26, 2025, in connection with the Delayed Draw Term Loan made on the same date, the Company issued to Unprocessed Foods, Warrants to purchase 3,823,454 shares of common stock with an exercise price of $3.26 per share, fair value per share of $2.088 and an aggregate fair value of approximately $8.0 million. See Note 2 and Note 6.
The Company concluded it was reasonably certain to draw the remaining $60.0 million available under the Delayed Draw Term Loan before December 31, 2025, and expects to issue to the Lenders warrants to purchase the remaining 5,735,181 unissued shares of common stock pursuant to the Loan and Security Agreement. The fair value of the contingently issuable warrants measured as of June 28, 2025 using a Monte-Carlo valuation model was $12.1 million. The Company has recorded $20.1 million in liability for the total fair value of the issued and contingently issuable warrants in Delayed draw term loan warrants in its condensed consolidated balance sheet at June 28, 2025. See Note 6.
Partial Lease Termination and Sublease
On May 9, 2025, the Company entered into the Second Amendment to Lease (the “Second Amendment”) with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), amending that certain Lease dated January 14, 2021 (the “Original Lease”), as amended by that certain First Amendment to Lease dated September 17, 2024 (the “First Amendment” and, together with the Original Lease, and as further amended by that certain Third Amendment to Lease dated as of July 16, 2025 (the “Third Amendment”), the “Campus Lease”), pursuant to which the Company leased approximately 282,000 rentable square feet in a portion of a building at 888 Douglas Street, El Segundo, California. The Second Amendment provided for, among other things, the surrender by the Company to the Landlord of approximately 61,556 rentable square feet of the existing premises (the “Surrendered Premises”), a release of all claims arising out of, or based upon, any act, matter, or thing regarding the Surrendered Premises, and the continued leasing of approximately 220,519 rentable square feet of the existing premises. See Note 3. Subsequent to the period ended June 28, 2025, effective as of July 22, 2025, the Company entered into a Sublease Agreement (the “Varda Sublease”) with Varda Space Industries, Inc., a Delaware corporation (the “Subtenant”), pursuant to which the Company will sublease to the Subtenant approximately 54,749 rentable square feet of the existing premises at the Campus Headquarters. See Note 14.
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
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any other interim period or for any other future fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the 2024 10-K. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date.
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
Management’s Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company include trade promotion accruals; useful lives of property, plant and equipment; valuation of fixed assets; valuation of deferred tax assets; valuation of inventory; incremental borrowing rate used to determine lease right-of-use assets and lease liabilities; assessment of contract-based factors, asset-based factors, entity-based factors and market-based factors to determine the lease term impacting right-of-use assets and lease liabilities; the valuation of the fair value of stock options and performance stock units (“PSUs”) used to determine share-based compensation expense; the valuation of the fair value of common stock used in the remeasurement of warrant liability; and liabilities and loss contingency accruals in connection with claims, lawsuits and administrative proceedings. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates and such differences may be material to the financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Issuance Costs
Issuance costs related to the offering of the Company’s Notes (as defined in Note 6) were capitalized and offset against proceeds from the Notes. Issuance costs consist of legal and other costs related to the issuance of the Notes and are amortized to interest expense over the term of the Notes. See Note 6.
Issuance costs related to the ATM Program (as defined below) were capitalized to reflect the costs associated with the issuance of new shares of common stock and offset against proceeds from the ATM Program. See Note 7.
Issuance costs related to the Delayed Draw Term Loan Facility were apportioned to the $40.0 million Delayed Draw Term Loan drawn in the quarter ended June 28, 2025 (the “Initial Draw”) and recorded as a reduction to Delayed draw term loan facility, net in the Company’s condensed consolidated balance sheet and are being amortized as interest expense over the term of the Initial Draw. The remaining debt issuance costs relating to the Delayed Draw Term Loan Facility were apportioned to the $60.0 million undrawn Delayed Draw Term Loan Facility and have been recorded in Prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet. See Note 6.
Issuance costs related to the Company’s efforts to strengthen its balance sheet were approximately $7.7 million and are included in Prepaid expenses and other current assets as of June 28, 2025.
Stock Warrant Liability
The Company accounts for freestanding warrants to purchase shares of its common stock as a liability, as the underlying shares of common stock are redeemable any time after issuance of the warrants and, therefore, may obligate the Company to transfer assets at some point in the future. The warrants to purchase shares of common stock are recorded at fair value upon issuance and are subject to remeasurement at each balance sheet date. Any change in fair value is recognized in the Company’s condensed consolidated statements of operations in Other income (expense), net. Contingently issuable warrants were valued using a Monte Carlo simulation and the Company recognizes a liability for the fair value of the contingently issuable warrants in its financial statements. See Note 6.
Foreign Currency
Foreign currency translation (losses) gains, net of tax, reported as cumulative translation adjustment through Other comprehensive (loss) income, net of tax were $(2.5) million and $0.2 million in the three months ended June 28, 2025 and June 29, 2024, respectively. Net realized and unrealized foreign currency transaction gains (losses) included in Other, net were $7.5 million and $(1.2) million in the three months ended June 28, 2025 and June 29, 2024, respectively.
Foreign currency translation (losses) gains, net of tax, reported as cumulative translation adjustment through Other comprehensive (loss) income, net of tax were $(3.5) million and $0.9 million in the six months ended June 28, 2025 and June 29, 2024, respectively. Net realized and unrealized foreign currency transaction gains (losses) included in Other, net were $11.0 million and $(3.5) million, in the six months ended June 28, 2025 and June 29, 2024, respectively.
Fair Value of Financial Instruments
The Company had no financial instruments measured at fair value on a recurring basis at December 31, 2024.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 in the three and six months ended June 28, 2025 and June 29, 2024.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

On June 26, 2025, in connection with the Delayed Draw Term Loan made on the same date, the Company issued to Unprocessed Foods, Warrants to purchase 3,823,454 shares of common stock with an exercise price of $3.26 per share, fair value per share of $2.088 and an aggregate fair value of approximately $8.0 million. The change in fair value per share as of June 28, 2025 was not material. The aggregate fair value of the issued Warrants recorded in Delayed draw term loan warrants as of June 28, 2025 was $8.0 million, which was recorded as a reduction of the $40.0 million in debt balance and will be amortized to interest expense using the effective interest rate method.
The Warrants were measured at fair value using Level 2 inputs at issuance and are subject to remeasurement at each balance sheet date. The following are the assumptions used in the Black-Scholes valuation of the Warrants at issuance on June 26, 2025 for the periods indicated:

	Three Months Ended
	June 28, 2025	June 29, 2024
Risk-free interest rate	3.79%	N/A
Average expected term (years)	5.0	N/A
Expected volatility	69.35%	N/A
Dividend yield	—	—
The following are the assumptions used in the Monte-Carlo simulation to determine the fair value of the contingently issuable Warrants as of June 28, 2025, assuming an aggregate draw amount of $60.0 million by December 31, 2025:

Assumption	As of June 28, 2025
Issue date	June 26, 2025
Expiration date	June 26, 2030
Remaining term to expiration (years)	5.0
Remaining term to expiration (trading weeks)	260
Annualized volatility	70.0%
Risk free rate (continuous)	3.76%

The following table sets forth a summary of the changes in the fair value of the Warrant liability:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Beginning balance	$—	$—	$—	$—
Fair value of Warrants issued during the period	7,983	—	7,983	—
Fair value of contingently issuable Warrants	12,160	—	12,160	—
Change in fair value of issued Warrants	—	—	—	—

Ending balance	$20,143	$—	$20,143	$—

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
Operating leases include lease arrangements for the Company’s corporate offices, the Campus Lease, manufacturing facilities, warehouses, vehicles and, to a lesser extent, equipment. Operating leases with a term greater than one year are recorded on the consolidated balance sheets as operating lease right-of-use assets and operating lease liabilities at the commencement date. Operating lease assets represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments arising from the lease.
The Company records these balances initially at the present value of future minimum lease payments calculated using the Company’s incremental borrowing rate and expected lease term. The Company estimates the incremental borrowing rate for each lease based on prevailing market rates for collateralized debt in a similar economic environment with similar payment terms and maturity dates commensurate with the terms of the lease. Certain adjustments to the lease right-of-use assets may be required for items such as initial direct costs paid or incentives received. Certain leases contain variable payments, which are expensed as incurred and not included in the Company’s lease right-of-use assets and lease liabilities. These amounts primarily include payments for maintenance, utilities, taxes and insurance on the Company’s corporate, research and development, and manufacturing facilities and warehouse leases and are excluded from the present value of the Company’s lease obligations. Some leases also include early termination options, which can be exercised under specific conditions. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company does not have residual value guarantees or material restrictive covenants associated with its leases. lass of assets, which the Company recognizes over the expected term on a straight-line expense basis. The Company elected to separate the lease and non-lease components on all new or modified operating leases for the co-manufacturing class of assets for the purpose of recording operating lease right-of-use assets and operating lease liabilities. See Note 3.
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
When the Company enters into a lease termination, the termination penalty and the revised lease consideration from the amended lease payment schedule are allocated to the remaining lease components on the effective date of the termination.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Revenue Recognition
At the end of each accounting period, the Company recognizes a contra asset to accounts receivable for estimated sales discounts that have been incurred but not paid which totaled $5.0 million and $6.8 million as of June 28, 2025 and December 31, 2024, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.
Presentation of Net Revenues by Channel
The Company’s revenues are attributed to the country where the products are delivered. The following table presents the Company’s net revenues by channel:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
(in thousands)
U.S.:
Retail	$32,909	$44,869	$64,269	$81,957
Foodservice	11,055	10,350	20,468	22,654
U.S. net revenues	43,964	55,219	84,737	104,611
International:
Retail	15,867	17,585	28,549	30,163
Foodservice	15,127	20,381	30,403	34,014
International net revenues	30,994	37,966	58,952	64,177
Net revenues	$74,958	$93,185	$143,689	$168,788
Two distributors accounted for approximately 14% and 10% of the Company’s gross revenues, respectively, in the three months ended June 28, 2025 and two distributors each accounted for approximately 11% of the Company’s gross revenues in the three months ended June 29, 2024. One distributor accounted for approximately 14% of the Company’s gross revenues in the six months ended June 28, 2025 and two distributors accounted for approximately 12% and 10%, respectively, of the Company’s gross revenues in the six months ended June 29, 2024. No other customer or distributor accounted for more than 10% of the Company’s gross revenues in the three and six months ended June 28, 2025 and June 29, 2024.
Earnings (Loss) Per Share
Earnings (loss) per share (“EPS”) represents net income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS represents net income available to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of potential common shares outstanding during the period. Such potential common shares include options, Warrants to issue common stock, restricted stock units (“RSUs”) and PSUs. In periods when the Company records net loss, all potential common shares are excluded in the computation of EPS because their inclusion would be anti-dilutive. See Note 11.
Prepaid Expenses
Prepaid expenses include prepaid insurance and other prepaid vendor costs, which are expensed in the period to which they relate. Prepaid expenses are included in Prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets and were $5.4 million and $7.8 million as of June 28, 2025 and December 31, 2024, respectively. Prepaid expenses as of June 28, 2025 included $9.9 million in prepaid issuance costs, $3.9 million in prepaid employee compensation costs and $12.1 million in fair value for the contingently issuable warrants.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Shipping and Handling Costs
Outbound shipping and handling costs included in selling, general and administrative (“SG&A”) expenses in the three months ended June 28, 2025 and June 29, 2024 were $1.5 million and $1.9 million, respectively. Outbound shipping and handling costs included in SG&A expenses in the six months ended June 28, 2025 and June 29, 2024 were $2.9 million and $4.0 million, respectively.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

On January 14, 2021, the Company entered into the Campus Lease, a 12-year lease with two 5-year renewal options to house its corporate headquarters, lab and innovation space (“Campus Headquarters”) in El Segundo, California. Although the Company is involved in the design of the tenant improvements of the Campus Headquarters, the Company does not have title or possession of the assets during construction. In addition, the Company does not have the ability to control the leased Campus Headquarters until each phase of the tenant improvements is complete.
The Company paid $3.9 million and $6.5 million in rent prepayments and payments towards construction costs of the Campus Headquarters in the six months ended June 28, 2025 and the year ended December 31, 2024, respectively. The rent prepayments and payments towards construction costs are initially recorded in Prepaid lease costs, non-current in the Company’s condensed consolidated balance sheets and will ultimately be reclassified as a component of a right-of-use asset upon lease commencement for each phase of the lease.
On September 17, 2024, the Company entered into the First Amendment, which amendment: (i) revised the square footage of the premises, building and project to: (a) increase the Company’s base rent by approximately $851,000 over the initial lease term; (b) adjust the Company’s percentage share of direct expenses; and (c) increase the tenant improvement allowance to reflect a reduction in the scope of the Landlord’s work; (ii) specify which improvements must be removed by the Company from the premises if the premises are not occupied in their entirety throughout the initial lease term and first extension term; and (iii) address other ministerial matters concerning the Campus Lease. Costs associated with this amendment are included in operating lease costs related to research and development expenses and SG&A expenses and are reflected in the tables below.
On May 9, 2025, the Company entered into the Second Amendment, which provided for, among other things, (i) the surrender by the Company to the Landlord of the Surrendered Premises; (ii) a release of all claims arising out of, or based upon, any act, matter, or thing regarding the Surrendered Premises; (iii) the continued leasing of approximately 220,519 rentable square feet of the existing premises by the Company; (iv) payment by the Company of a one-time termination fee of $1.0 million for the benefit of the Landlord; (v) transfer of title to certain equipment from the Company to the Landlord; (vi) construction of modifications to the Surrendered Premises by the Company to be completed by June 30, 2025; (vii) payment by the Company of rent for the Surrendered Premises under the Campus Lease until at latest December 14, 2025; (viii) payment by the Company of the difference between (A) the Company’s base rent and parking charges under the Campus Lease for the Surrendered Premises and (B) the base rent and parking charges payable by a new tenant under its new lease for the Surrendered Premises, beginning on the earlier of when the new tenant commences normal business operations in the Surrendered Premises and December 15, 2025, and ending on the last day of the Initial Term (as defined in the Campus Lease); and (ix) payment by the Company of customary brokers’ fees in connection with the Second Amendment.
Termination costs related to the Surrendered Premises in the three and six months ended June 28, 2025 were $32.8 million, consisting of $31.3 million in prepaid rent related to the Surrendered Premises, a $1.0 million one-time termination fee and $0.5 million in brokers’ fees. The termination costs are being recognized over the remaining initial term and first renewal term of the Campus Lease. These costs are reflected in the tables below. As a result of this lease modification, the Company remeasured the remaining lease liability and ROU asset associated with the continuing portion of the lease. Based on the revised terms, including updated lease payments and term, the Company concluded that the classification of the remaining lease had changed from an operating lease to a finance lease. As such, $115.6 million previously classified as an operating lease right-of-use asset was reclassified as finance lease right-of-use asset. In addition, the right-of-use assets for the continuing portion of the lease increased by $19.9 million, due to the reclassification of amounts previously recorded as prepaid rent, and by $10.1 million related to increases in the present value of the lease liability following the modification.
Subsequent to the period ended June 28, 2025, on July 16, 2025, the Company and the Landlord entered into the Third Amendment, settling a dispute between the Company and the Landlord regarding the provision

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

and disbursement of the tenant improvement allowance. Under the terms of the Third Amendment, in exchange for a release of certain claims, the Landlord agreed to provide to the Company a rent credit of up to $700,000 for certain tenant improvements, a tenant improvement allowance of up to $150,000 to construct certain improvements, and an extension to the end of the initial term of the Campus Lease for a Landlord-approved subtenant, assignee or transferee to use the tenant improvement allowance to construct improvements for its intended use. The impact of the Third Amendment is not reflected in the tables below.
Subsequent to the period ended June 28, 2025, the Company entered into the Varda Sublease with Subtenant to sublease a portion of the Campus Headquarters. See Note 14. The impact of the Varda Sublease is not reflected in the tables below.
The lease on the Company’s Manhattan Beach Project Innovation Center expired on January 31, 2024. Costs associated with this lease through its expiration date are included in operating lease costs related to research and development expenses and are reflected in the tables below.
Given the Company’s intention to reduce its overall operating expenses and cash expenditures, on February 2, 2024, the Company terminated the agreement to purchase a property in Enschede, the Netherlands (the “Enschede Property”) and the security deposit was returned to the Company, which was subsequently paid to the purchaser of the property to be applied towards the deposit and future lease payments. The Company entered into a lease agreement with the purchaser of the property to lease the approximately 114,000 square foot property for an initial period of five years with an option to renew for an additional five years at an annual rent of approximately €1.0 million. The lease is classified as a finance lease in the Company’s condensed consolidated balance sheets as of June 28, 2025 and December 31, 2024. Costs associated with this lease are included in finance lease costs related to cost of goods sold and are reflected in the tables below.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Lease costs for operating and finance leases were as follows:

		Three Months Ended
(in thousands)	Statement of Operations Location	June 28, 2025	June 29, 2024
Operating lease cost:
Lease cost	Cost of goods sold	$419	$425
Lease cost	Research and development expenses	485	2,377
Lease cost	Selling, general and administrative expenses	557	610
Variable lease cost(1)	Cost of goods sold	66	51
Variable lease cost(1)	Research and development expenses	—	(12)
Variable lease cost(1)	Selling, general and administrative expenses	370	869
Operating lease cost		$1,897	$4,320
Short- term lease cost:
Short-term lease cost	Cost of goods sold	$118	$23
Short-term lease cost	Research and development expenses	15	30
Short-term lease cost	Selling, general and administrative expenses	109	75
Short-term lease cost		242	128
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$272	$269
Amortization of right-of use assets	Research and development expenses	1,561	3
Interest on lease liabilities	Interest expense	1,016	45
Variable lease cost(1)	Cost of goods sold	16	2
Variable lease cost(1)	Research and development expenses	1	1
Variable lease cost(1)	Selling, general and administrative expenses	585	—
Finance lease cost		$3,451	$320
Total lease cost		$5,590	$4,768
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

		Six Months Ended
(in thousands)	Statement of Operations Location	June 28, 2025	June 29, 2024
Operating lease cost:
Lease cost	Cost of goods sold	$826	$822
Lease cost	Research and development expenses	2,872	4,768
Lease cost	Selling, general and administrative expenses	1,180	1,278
Variable lease cost(1)	Cost of goods sold	102	116
Variable lease cost(1)	Research and development expenses	—	6
Variable lease cost(1)	Selling, general and administrative expenses	1,468	1,960
Operating lease cost		$6,448	$8,950
Short- term lease cost:
Short-term lease cost	Cost of goods sold	$195	$44
Short-term lease cost	Research and development expenses	29	54
Short-term lease cost	Selling, general and administrative expenses	245	108
Short-term lease cost		$469	206
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$526	$466
Amortization of right-of use assets	Research and development expenses	1,564	7
Interest on lease liabilities	Interest expense	1,056	77
Variable lease cost(1)	Cost of goods sold	28	6
Variable lease cost(1)	Research and development expenses	1	1
Variable lease cost(1)	Selling, general and administrative expenses	585	—
Finance lease cost		$3,760	$557
Total lease cost		$10,677	$9,713
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	June 28, 2025	December 31, 2024
Assets
Operating leases	Operating lease right-of-use assets	$6,527	$123,975
Finance leases, net	Property, plant and equipment, net	147,785	3,817
Total lease assets		$154,312	$127,792

Liabilities
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$1,798	$4,125
Finance lease liabilities	Accrued expenses and other current liabilities	3,934	851
Long-term:
Operating lease liabilities	Operating lease liabilities, net of current portion	4,441	73,613
Finance lease liabilities	Finance lease obligations and other long-term liabilities	80,025	2,812
Total lease liabilities		$90,198	$81,401

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year, as of June 28, 2025:

	June 28, 2025
(in thousands)	Operating Leases	Finance Leases
Remainder of 2025	$1,054	$5,206
2026	1,852	10,929
2027	1,565	9,866
2028	900	10,086
2029	615	9,340
Thereafter	802	95,565
Total undiscounted future minimum lease payments	6,788	140,992
Less imputed interest	(547)	(57,033)
Total discounted future minimum lease payments	$6,241	$83,959

Weighted average remaining lease terms and weighted average discount rates were:

	June 28, 2025
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.2	12.9
Weighted average discount rate	4.7%	8.2%

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental cash flow information related to leases:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$1,568	$2,160	$3,823	$4,331
Operating lease right-of-use assets obtained in exchange for lease liabilities	2,082	$355	2,082	$1,389
Note 4. Inventories
Major classes of inventory were as follows:

	June 28, 2025	December 31, 2024
(in thousands)
Raw materials and packaging	$53,795	$51,303
Work in process	18,561	28,204
Finished goods	38,512	33,937
Total	$110,868	$113,444
Note 5. Property, Plant and Equipment
The Company records property, plant, and equipment at cost and includes finance lease assets in Property, plant and equipment, net in its condensed consolidated balance sheets. A summary of property, plant, and equipment as of June 28, 2025 and December 31, 2024, is as follows:

	June 28, 2025	December 31, 2024
(in thousands)
Manufacturing equipment	$170,341	$165,626
Research and development equipment	20,816	20,816
Leasehold improvements	18,455	18,165
Building	28,897	27,155
Finance leases	166,310	5,167
Software	2,740	2,742
Furniture and fixtures	945	941
Vehicles	595	594
Land	5,546	5,416
Assets not yet placed in service	37,928	38,747
Total property, plant and equipment	$452,573	$285,369
Less: accumulated depreciation and amortization	131,585	100,482
Property, plant and equipment, net	$320,988	$184,887

Depreciation and amortization expense in the three months ended June 28, 2025 and June 29, 2024 was $8.3 million and $5.2 million, respectively. Depreciation and amortization expense in the three months ended June 28, 2025 included $1.7 million in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the suspension and substantial cessation of the Company’s operational activities in China. Of the total depreciation and amortization expense in the three months ended June 28, 2025 and June 29, 2024, $6.1 million (including $1.7 million in accelerated depreciation related to the reassessment of

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

useful lives of certain assets resulting from the suspension and substantial cessation of the Company’s operational activities in China) and $4.5 million, respectively, were recorded in cost of goods sold, $2.1 million and $0.5 million, respectively, were recorded in research and development expenses, and $0.1 million and $0.2 million, respectively, were recorded in SG&A expenses, in the Company’s condensed consolidated statements of operations.
Depreciation and amortization expense in the six months ended June 28, 2025 and June 29, 2024 was $15.7 million and $12.2 million, respectively. Depreciation and amortization expense in the six months ended June 28, 2025 included $3.2 million in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the suspension and substantial cessation of the Company’s operational activities in China. Of the total depreciation and amortization expense in the six months ended June 28, 2025 and June 29, 2024, $12.0 million (including $2.3 million in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the suspension and substantial cessation of the Company’s operational activities in China) and $10.6 million, respectively, were recorded in cost of goods sold, $3.4 million (including $0.9 million in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the suspension and substantial cessation of the Company’s operational activities in China), and $1.1 million, respectively, were recorded in research and development expenses, and $0.3 million and $0.5 million, respectively, were recorded in SG&A expenses, in the Company’s condensed consolidated statements of operations.
The Company had $1.7 million and $1.9 million in property, plant and equipment concluded to meet the criteria for assets held for sale as of June 28, 2025 and December 31, 2024, respectively. The Company recorded $0.1 million and $0.2 million in loss on sale of fixed assets in the three months ended June 28, 2025 and June 29, 2024, respectively, and $0.2 million and $0.4 million in loss on sale of fixed assets in the six months ended June 28, 2025 and June 29, 2024, respectively.
Note 6. Debt
The following is a summary of debt balances as of June 28, 2025 and December 31, 2024:

	June 28, 2025	December 31, 2024
(in thousands)
0% Convertible senior notes	$1,150,000	$1,150,000
Delayed draw term loan	40,000	$—
Debt issuance costs-convertible senior notes	(6,557)	(8,524)
Debt issuance costs-delayed draw term loan	(1,492)	—
Debt issuance costs-delayed draw term loan warrants	7,983	—
Total debt outstanding	$1,189,934	$1,141,476
Less: current portion of long-term debt	—	—
Long-term debt	$1,189,934	$1,141,476
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The total amount of debt issuance costs of $23.6 million was recorded as a reduction to Convertible senior notes, net in the Company’s condensed consolidated balance sheet and is being amortized as interest expense over the term of the Notes using the effective interest method. In each of the three months ended June 28, 2025 and June 29, 2024, the Company recognized $1.0 million in interest expense related to the amortization of the debt issuance costs related to the Notes. The annualized effective interest rates in the three months ended June 28, 2025 and June 29, 2024 were 0.34% and 0.35%, respectively. In each of the six months ended June 28, 2025 and June 29, 2024, the Company recognized $2.0 million in interest expense related to the amortization of the debt issuance costs related to the Notes. The annualized effective interest rates in the six months ended June 28, 2025 and June 29, 2024, were 0.34% and 0.35%, respectively. There were $6.6 million and $8.5 million in unamortized issuance costs related to the Notes as of June 28, 2025 and December 31, 2024, respectively.
The following is a summary of the Company’s Notes as of June 28, 2025:

(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
0% Convertible senior notes due on March 15, 2027	$1,150,000	$6,557	$1,143,443	$101,200	Level 2
The Notes are carried at face value less the unamortized debt issuance costs on the Company’s condensed consolidated balance sheets. As of June 28, 2025, the estimated fair value of the Notes was approximately $101.2 million. The Notes are quoted on the Intercontinental Exchange and are classified as Level 2 financial instruments. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on June 9, 2025, the last business day of the period when the Notes were traded.
As of June 28, 2025, the remaining life of the Notes was approximately 1.7 years.
Loan and Security Agreement
On May 7, 2025, the Company, as borrower, entered into the Loan and Security Agreement pursuant to which the Lenders agreed to provide for the Delayed Draw Term Loan Facility and the loans thereunder in an aggregate principal amount of $100.0 million. Certain of the Company’s subsidiaries have guaranteed the Company’s obligations under the Loan and Security Agreement. The Delayed Draw Term Loans are secured by a first-priority lien and security interest in substantially all of the assets, subject to certain exceptions, of the Company and certain of its subsidiaries. In connection with the entry into the Delayed Draw Term Loan Facility, the Company paid the Lenders a non-refundable fee of $625,000.
The Delayed Draw Term Loans are available to be drawn in one or more draws until February 7, 2026, subject to a minimum borrowing requirement of $3.0 million and satisfaction or waiver by the Lenders of the applicable conditions precedent set forth in the Loan and Security Agreement. Any Delayed Draw Term Loans borrowed under the Loan and Security Agreement will mature on February 7, 2030 (the “Initial Maturity Date”), which date may be extended by the Company, with the relevant Lenders’ consent, to no later than May 7, 2035. Borrowings under the Loan and Security Agreement will accrue interest at a rate per annum of 12.0%; provided that if the maturity date of any Delayed Draw Term Loan has been extended after the Initial Maturity Date, then such rate per annum will be 17.5% after the Initial Maturity Date. Proceeds of the Delayed Draw Term Loans may not be used to repay, amortize or restructure any debt for borrowed money other than debt owed to the Lenders and debt incurred by a Loan Party to finance the purchase, construction or improvement of any asset or services. Accrued but unpaid interest on each Delayed Draw Term Loan will be compounded on a quarterly basis and payable “in kind” by adding the amount of such accrued interest to the principal amount of the outstanding Delayed Draw Term Loans under the Loan and Security Agreement.

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
On June 26, 2025, at the Company’s request, Unprocessed Foods, as the sole Lender at such time, made a Delayed Draw Term Loan to the Company in the principal amount of $40.0 million. The Company plans to use the proceeds of such Delayed Draw Term Loan for general corporate purposes of the Company and the guarantors.
The total amount of debt issuance costs related to the Delayed Draw Term Loan Facility was $3.7 million, consisting of an upfront fee of $0.6 million paid to the Lender, legal and other costs, of which $1.5 million was apportioned to the Initial Draw and recorded as a reduction to the Delayed draw term loan facility, net in the Company’s condensed consolidated balance sheet and is being amortized as interest expense over the term of the Initial Draw using the effective interest rate method. In the three and six months ended June 28, 2025, the Company recognized $3,000 in interest expense related to the amortization of the debt issuance costs related to the Initial Draw. There were $1.5 million and $0 in unamortized issuance costs related to the Initial Draw as of June 28, 2025 and December 31, 2024, respectively. The remaining $2.2 million in debt issuance costs relating to the Delayed Draw Term Loan Facility was apportioned to the $60.0 million in undrawn Delayed Draw Term Loan Facility and has been recorded in Prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet as of June 28, 2025.
Warrant Agreement
On May 7, 2025, in connection with the entry into the Loan and Security Agreement, the Company and the Lenders entered into the Warrant Agreement setting forth the rights and obligations of the Company and the Lenders, as holders, in connection with Warrants representing the Lenders’ right to purchase up to, in the aggregate, 9,558,635 shares of common stock, at an exercise price calculated as 115% of the average daily volume-weighted average prices of the Company’s common stock for the 30-day period beginning on May 8, 2025, subject to a minimum exercise price of $2.00 and a maximum exercise price of $3.75. The Loan and Security Agreement provides that at each funding date of any Delayed Draw Term Loans, the Company will execute and deliver to the applicable Lenders, Warrants representing the pro rata portion of the Maximum Warrant Share Amount based on the amount of Delayed Draw Term Loans provided by such Lender on the date thereof.
The Warrants are exercisable by the Holder thereof, in whole or in part, at any time, or from time to time, prior to the expiration of the Warrant Agreement by tendering to the Company at its principal office a notice of exercise. Promptly upon receipt of such exercise notice and the payment of the exercise price, and in no event later than two business days thereafter, the Company will issue to such Holder the whole number of shares of common stock purchased plus an amount in cash representing any fractional share of common stock otherwise due upon such exercise.
The Warrants will be exercisable by payment in cash from time to time until or prior to 5:00 p.m. (Eastern Time) on the 5th anniversary of the initial issuance of any Warrants, which is expected to occur on the initial funding date of any Delayed Draw Term Loans pursuant to the Loan and Security Agreement. The Warrants are

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

subject to adjustment from time to time in accordance with the provisions of the Warrant Agreement, including a weighted average adjustment for certain below-market issuances of equity or equity-linked securities, subject to exceptions set forth in the Warrant Agreement. Subject to compliance with applicable federal and state securities laws, the Warrant Agreement and all rights thereunder are transferable by the Holder subject to the terms of the Warrant Agreement.
The Company agreed in the Warrant Agreement to provide certain customary registration rights with respect to the resale of shares of common stock underlying Warrants held by or issuable to the holders from time to time. The Warrant Agreement also contains customary indemnity, exculpation and contribution obligations in connection with such registration.
On June 26, 2025, in connection with the Delayed Draw Term Loan made on the same date, the Company issued to Unprocessed Foods, Warrants to purchase 3,823,454 shares of Common Stock with an exercise price of $3.26 per share, fair value per share of $2.088 and an aggregate fair value of approximately $8.0 million. The change in fair value per share as of June 28, 2025 was not material. The aggregate fair value of the issued Warrants recorded in Delayed draw term loan warrants as of June 28, 2025 was $8.0 million, which was recorded as a reduction of the $40.0 million in debt balance and will be amortized to interest expense using the effective interest rate method.
The Company concluded it was reasonably certain to draw the remaining $60.0 million available under the Delayed Draw Term Loan before December 31, 2025, and expects to issue to the Lenders warrants to purchase the remaining 5,735,181 unissued shares of common stock pursuant to the Loan and Security Agreement. The fair value of the contingently issuable warrants measured as of June 28, 2025 using a Monte-Carlo valuation model was $12.1 million. This amount has been initially classified as a warrant asset included in Prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet. The warrant asset will be proportionately reclassified to debt discount when amounts are drawn from the delayed draw term loan commitment, reducing the initial net carrying amount of the funded debt. The Company has recorded $20.1 million in liability for the total fair value of the issued and contingently issuable warrants in Delayed draw term loan warrant liability in its condensed consolidated balance sheet at June 28, 2025. See Note 2.
Note 7. Stockholders’ Deficit
As of June 28, 2025, the Company’s shares consisted of 500,000,000 authorized shares of common stock, par value $0.0001 per share, of which 76,597,624 shares of common stock were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Common Stock
Common stock reserved for future issuance consisted of the following:

	June 28, 2025	December 31, 2024

Equity incentive compensation awards granted and outstanding	5,858,602	6,859,658
Shares available for issuance under the 2018 Equity Incentive Plan(1)	10,179,964	7,489,593
Shares available for issuance under the 2018 Employee Stock Purchase Plan	4,020,975	3,484,845
Shares reserved for potential issuance under the Notes	8,234,230	8,234,230
Shares reserved for potential issuance under the Warrants	9,558,635	—
Total common stock reserved for future issuance(2)	37,852,406	26,068,326
_________________
(1) Shares available for issuance under the 2018 Equity Incentive Plan includes 145,660 and 225,967 shares at June 28, 2025 and December 31, 2024, respectively, that may be issued pursuant to performance stock units (“PSUs”) if 200% of the applicable performance target is achieved. See Note 8.
(2) Total common stock reserved for future issuance excludes shares that may be issued pursuant to the ATM Program discussed below.
On May 7, 2025, in connection with the Warrant Agreement, the Company reserved 9,558,635 shares for future issuance upon the exercise of outstanding Warrants in accordance with the Warrant Agreement. See Note 6.
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
As of June 28, 2025 and December 31, 2024, 9,750,312 shares of common stock had been sold under the ATM Program since inception for an aggregate offering price of $48.3 million. There were no sales of common stock under the ATM Program in the three and six months ended June 28, 2025. Total issuance costs related to the ATM Program as of June 28, 2025 and December 31, 2024 were $3.3 million, resulting in aggregate net proceeds of approximately $45.0 million. Of the total issuance costs related to the ATM Program, $0 and $0.3

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

million remained unpaid as of June 28, 2025 and December 31, 2024, respectively. In the year ended December 31, 2024, approximately $1.6 million was capitalized to reflect the costs associated with the issuance of new shares of common stock and offset against proceeds from the ATM Program. Unamortized issuance costs related to the ATM Program included in Prepaid expenses and other current assets were $1.7 million as of June 28, 2025 and December 31, 2024. As of June 28, 2025 and December 31, 2024, approximately $201.7 million in capacity remained available under the 2024 Shelf Registration Statement.
Warrant Agreement and Warrants
On May 7, 2025, in connection with the entry into the Loan and Security Agreement, the Company and the Lenders entered into the Warrant Agreement setting forth the rights and obligations of the Company and the Lenders. See Note 2 and Note 6.
Note 8. Share-Based Compensation
In 2019, the Company’s 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”) was amended, restated and renamed the 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”). The shares available for issuance under the 2011 Equity Incentive Plan were added to the shares reserved for issuance under the 2018 Equity Incentive Plan. As of January 1, 2025, the maximum aggregate number of shares that may be issued under the 2018 Equity Incentive Plan increased to 27,349,482 shares, which includes an increase of 2,144,521 shares effective January 1, 2025 under the terms of the 2018 Equity Incentive Plan.
The following table summarizes the shares available for issuance under the 2018 Equity Incentive Plan:

Shares Available for Issuance
Balance - December 31, 2024	7,489,593
Authorized	2,144,521
Granted(1)	(248,018)
Shares withheld to cover taxes	101,373
Forfeited(2)	692,495
Balance - June 28, 2025	10,179,964
____________
(1) Includes 145,660 shares reserved for issuance pursuant to PSUs if 200% of the applicable performance target is achieved.
(2) Includes forfeiture of an additional 80,307 shares reserved for issuance for a potential 200% achievement of the Tranche I award. See Performance Stock Units below.

As of June 28, 2025 and December 31, 2024, there were 4,100,689 and 4,392,460 shares, respectively, issuable under stock options outstanding; 1,612,253 and 2,241,231 shares, respectively, issuable under unvested restricted stock units (“RSUs”) outstanding; 145,660 and 225,967 shares, respectively, issuable under unvested PSUs outstanding; 145,660 and 225,967 shares, respectively, reserved for issuance under unvested PSUs outstanding if 200% of the applicable performance target is achieved; 11,474,702 and 10,837,816 shares, respectively, issued for stock option exercises, RSU settlement and restricted stock grants; and 10,179,964 and 7,489,593 shares, respectively, available for grant under the 2018 Equity Incentive Plan.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Stock Options
Following are the assumptions used in the Black-Scholes valuation model for options granted during the periods shown below:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Risk-free interest rate	N/A	4.5%	N/A	4.3%
Average expected term (years)	N/A	7.0	N/A	7.0
Expected volatility	N/A	55.3%	N/A	55.3%
Dividend yield	—	—	—	—

There were no option grants to employees in the six months ended June 28, 2025. Option grants to employees in the six months ended June 29, 2024 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period, subject to continued employment through the vesting date.
The following table summarizes the Company’s stock option activity during the six months ended June 28, 2025:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2024	4,392,460	$24.44	6.5	$1,168
Granted	—	$—	—	$—
Exercised	(6,303)	$0.94	—	$12
Canceled/Forfeited	(285,468)	$15.18	—	$—
Outstanding at June 28, 2025	4,100,689	$25.12	5.9	$916
Vested and exercisable at June 28, 2025	2,941,413	$29.89	4.9	$916
Vested and expected to vest at June 28, 2025	3,857,576	$26.10	5.7	$916
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

In the three months ended June 28, 2025 and June 29, 2024, the Company recorded $1.5 million and $1.8 million, respectively, of share-based compensation expense related to options. In the six months ended June 28, 2025 and June 29, 2024, the Company recorded $3.5 million and $3.7 million, respectively, of share-based compensation expense related to options. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of June 28, 2025, there was $7.5 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over a weighted average vesting period of 1.0 year.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Restricted Stock Units
RSU grants to employees in the six months ended June 28, 2025 generally vest: (i) 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award; or (ii) 50% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining four quarters of the award, each subject to continued employment through the vesting date. RSU grants to a non-employee consultant and a brand ambassador in the six months ended June 28, 2025 vest on varying dates, subject to continued service through the vesting dates.
RSU grants to employees in the six months ended June 29, 2024 generally vest: (1) 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award; or (ii) 50% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining four quarters of the award, each subject to continued employment through the vesting date. RSU grants to non-employee consultants and brand ambassadors in the six months ended June 29, 2024 vest on varying dates, subject to continued service through the vesting date.
There were no annual RSU grants to the directors on Board in the six months ended June 28, 2025. Annual RSU grants to directors on the Board in the six months ended June 29, 2024 vest monthly over a one-year period subject to continued service through the vesting date. RSU grants to new directors on the Board in the six months ended June 29, 2024 vest monthly over a three-year period subject to continued service through the vesting date.
The following table summarizes the Company’s RSU activity during the six months ended June 28, 2025:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2024	2,241,231	$11.89
Granted	248,018	$3.02
Vested(1)	(633,345)	$12.28
Canceled/Forfeited	(243,651)	$11.68
Unvested at June 28, 2025	1,612,253	$10.40
____________
(1) Includes 101,373 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future issuance pursuant to the 2018 Equity Incentive Plan.

In the three months ended June 28, 2025 and June 29, 2024, the Company recorded $2.6 million and $3.4 million, respectively, of share-based compensation expense related to RSUs. In the six months ended June 28, 2025 and June 29, 2024, the Company recorded $6.2 million and $7.4 million, respectively, of share-based compensation expense related to RSUs. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s condensed consolidated statements of operations.
As of June 28, 2025, there was $13.1 million in unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted average vesting period of 1.1 years.
Performance Stock Units
On March 1, 2024, the Company granted a target amount of $3.3 million in PSUs with market-based and service-based vesting conditions to certain executive officers. The market-based performance condition is based on the Company’s total shareholder return (“TSR”) relative to a TSR comparator group (“Relative TSR Performance”) for each performance period. The TSR comparator group includes the companies included in the S&P Food and Beverage Select Industry Index, excluding companies in the S&P 500, as of the beginning of

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

each of the three performance periods that apply to the PSUs (each performance period begins on January 1, 2024 and the performance periods end on December 31, 2024, December 31, 2025 and December 31, 2026 for a one-year, two-year and three-year performance period, respectively). The market-based performance condition allows for a range of vesting from 0% to 200% of the target amount, depending on the Company’s Relative TSR Performance for the applicable performance period, as determined by the Company’s Human Capital Management and Compensation Committee (“HCMCC”) within 60 days following the end of the performance period. In addition to the market-based vesting condition, these PSUs are subject to the continued service of the executive officers through the last day of the applicable performance period. PSUs that are unvested three months following the end of the performance period will be forfeited and returned to the 2018 Equity Incentive Plan on that date, or such earlier date as determined by the HCMCC.
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
The market-based performance condition used for the 2024 PSU awards is based upon the company’s Relative TSR Performance, which is considered to be a market condition under FASB ASC Topic 718, for each performance period. Consistent with FASB ASC Topic 718, the full grant date fair value (at target performance) for the market-related TSR component for all three tranches of the 2024 PSU awards is included in the amounts shown. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The fair value of PSUs is measured on the grant date using a Monte Carlo valuation model. The following valuation assumptions were used in the Monte Carlo valuation model for the PSUs granted on March 1, 2024:

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
The following table summarizes the Company’s PSU activity during the six months ended June 28, 2025:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2024	225,967	$14.38
Granted	—	$—
Vested	—	$—
Canceled/Forfeited	(80,307)	$13.49
Unvested at June 28, 2025	145,660	$14.88
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
In the three months ended June 28, 2025, the Company recorded $0.2 million of share-based compensation expense related to Tranche II and Tranche III of the PSUs. In the three months ended June 29, 2024, the Company recorded $0.7 million of share-based compensation expense related to Tranche I, II and III of the PSUs. In the six months ended June 28, 2025, the Company recorded $0.5 million of share-based compensation expense related to Tranche II and Tranche III of the PSUs. In the six months ended June 29, 2024, the Company recorded $0.7 million of share-based compensation expense related to Tranche I, II and III

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

of the PSUs. The share-based compensation expense is included in SG&A expenses in the Company’s condensed consolidated statements of operations.
As of June 28, 2025, there was $0.9 million in unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted average vesting period of 1.2 years.
Employee Stock Purchase Plan
As of June 28, 2025, the maximum aggregate number of shares that may be issued under the 2018 Employee Stock Purchase Plan (“2018 ESPP”) was 4,020,975 shares of common stock, including an increase of 536,130 shares effective January 1, 2025 under the terms of the 2018 ESPP. The 2018 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the 2018 ESPP.
Note 9. Commitments and Contingencies
Leases
See Note 3.
On January 14, 2021, the Company entered into the Campus Lease with the Landlord to house the Company’s Campus Headquarters.
Under the terms of the Campus Lease, the Company will lease an aggregate of approximately 282,000 rentable square feet in a portion of a building located in El Segundo, California, to be built out by the Landlord and delivered to the Company in multiple phases. As of June 28, 2025 and December 31, 2024, the Company has recognized a right-of-use asset and lease liability for Phase 1-A and Phase 1-B in its condensed consolidated balance sheets.
On September 17, 2024, the Company entered into the First Amendment, which amendment: (i) revised the square footage of the premises, building and project to: (a) increase the Company’s base rent by approximately $851,000 over the initial lease term; (b) adjust the Company’s percentage share of direct expenses; and (c) increase the tenant improvement allowance to reflect a reduction in the scope of Landlord’s work; (ii) specify which improvements must be removed by the Company from the premises if the premises are not occupied in their entirety throughout the initial lease term and first extension term; and (iii) address other ministerial matters concerning the Campus Lease. Aggregate payments towards base rent over the initial lease term associated with the remaining phases not yet delivered to the Company are approximately $53.6 million.
On May 9, 2025, the Company entered into the Second Amendment, which provided for, among other things, (i) the surrender by the Company to the Landlord of the Surrendered Premises; (ii) a release of all claims arising out of, or based upon, any act, matter, or thing regarding the Surrendered Premises; (iii) the continued leasing of approximately 220,519 rentable square feet of existing premises by the Company; (iv) payment by the Company of a one-time termination fee of $1.0 million for the benefit of the Landlord; (v) transfer of title to certain equipment from the Company to the Landlord; (vi) construction of modifications to the Surrendered Premises by the Company to be completed by June 30, 2025; (vii) payment by the Company of rent for the Surrendered Premises under the Campus Lease until at latest December 14, 2025; (viii) payment by the Company of the difference between (A) the Company’s base rent and parking charges under the Campus Lease for the Surrendered Premises and (B) the base rent and parking charges payable by a new tenant under its new lease for the Surrendered Premises, beginning on the earlier of when the new tenant commences normal business operations in the Surrendered Premises and December 15, 2025, and ending on the last day of the Initial Term (as defined in the Campus Lease); and (ix) payment by the Company of customary brokers’ fees in connection with the Second Amendment. As a result of the Second Amendment, the Company

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

remeasured the remaining lease liability and ROU asset associated with the continuing portion of the lease. Based on the revised terms, including updated lease payments and term, the Company concluded that the classification of the remaining lease had changed from an operating lease to a finance lease. The remeasurement was performed using the Company’s incremental borrowing rate as of the modification date.
Termination costs related to the Surrendered Premises in the three and six months ended June 28, 2025 were $32.8 million, consisting of $31.3 million in prepaid rent related to the Surrendered Premises, a $1.0 million one-time termination fee and $0.5 million in brokers’ fees. The termination costs are being recognized over the remaining initial term and first renewal term of the Campus Lease.
Subsequent to the period ended June 28, 2025, on July 16, 2025, the Company and the Landlord entered into the Third Amendment to the Campus Lease, settling a dispute between the Company and the Landlord regarding the provision and disbursement of the tenant improvement allowance. Under the terms of the Third Amendment, in exchange for a release of certain claims, the Landlord agreed to provide to the Company a rent credit of up to $700,000 for certain tenant improvements, a tenant improvement allowance of up to $150,000 to construct certain improvements, and an extension to the end of the initial term of the Campus Lease for a Landlord-approved subtenant, assignee or transferee to use the tenant improvement allowance to construct improvements for its intended use.
Subsequent to the period ended June 28, 2025, effective as of July 22, 2025, the Company entered into the Varda Sublease with the Subtenant, to sublease a portion of the Campus Headquarters. See Note 14.
Concurrent with the Company’s execution of the Campus Lease, the Company delivered to the Landlord a letter of credit in the amount of $12.5 million as security for the performance of its obligations under the Campus Lease, which amount will decrease to: (i) $6.3 million on the fifth (5th) anniversary of the Rent Commencement Date (as defined in the Campus Lease); (ii) $3.1 million on the eighth (8th) anniversary of the Rent Commencement Date; and (iii) $0 in the event the Company receives certain credit ratings; provided the Company is not then in default of its obligations under the Campus Lease. The letter of credit is secured by a $12.6 million deposit included in the Company’s condensed consolidated balance sheets as “Restricted cash, non-current” as of June 28, 2025 and December 31, 2024.
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
China Investment and Lease Agreement
In 2020, the Company and its subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd. (“BYND JX”), entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX agreed to make certain investments in the JXEDZ in two phases of development, and the Company agreed to guarantee certain repayment obligations of BYND JX under such agreement. In the three and six months ended June 28, 2025 and June 29, 2024, the Company received $0 and $0.5 million, respectively, in subsidies from the JXEDZ Finance Bureau.
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
In the fourth quarter of 2021, BYND JX leased an approximately 12,000 square foot facility in Shanghai, China, for a period of eight years, which is used as a local research and development facility. In connection with the suspension and substantial cessation of operational activities in China, BYND JX and the landlord agreed to terminate the lease early effective as of May 20, 2025.
On February 24, 2025, as part of the Company’s Global Operations Review, the Company’s board of directors approved a plan to suspend the Company’s operational activities in China, which substantially ceased as of the end of the second quarter of 2025.
As of June 28, 2025, the Company had invested $22.0 million as the registered capital of BYND JX and advanced $20.0 million to BYND JX. Subsequent to the period ended June 28, 2025, the Company invested an additional $0.5 million in registered capital of BYND JX to fund the suspension and cessation of its operational activities in China.
The Planet Partnership
In 2021, the Company entered into the Planet Partnership, LLC (“TPP”), a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. In the three months ended June 28, 2025 and June 29, 2024, the Company recognized its share of the net loss in TPP in the amount of $59,000 and $30,000, respectively. In the six months ended June 28, 2025 and June 29, 2024, the Company recognized its share of the net loss in TPP in the amount of $70,000 and $23,000, respectively. As of June 28, 2025 and December 31, 2024, the Company had contributed its share of the investment in TPP in the amount of $27.6 million. See Note 12.
In 2023, the Company continued the process of renegotiating certain contracts and changing operating activities related to Beyond Meat Jerky and assumed distribution responsibilities for Beyond Meat Jerky in the fourth quarter of 2023. As part of its Global Operations Review, in 2023, the Company made the decision to discontinue the Beyond Meat Jerky product line and discontinued it in 2024.
Purchase Commitments
On July 1, 2023, the Company and Roquette Frères entered into a second amendment (the “Second Amendment to the Supply Agreement”) to the Company’s existing pea protein supply agreement dated January 10, 2020, as amended by the first amendment dated August 3, 2022 (the “First Amendment to the Supply Agreement”). Pursuant to the Second Amendment to the Supply Agreement, the terms of the agreement and existing purchase commitments set forth in the First Amendment to the Supply Agreement were revised and extended through December 31, 2025. Pursuant to the Second Amendment to the Supply Agreement, the purchase commitment was revised such that the Company had committed to purchase pea protein inventory totaling $17.0 million in 2025, of which $8.5 million remains as of June 28, 2025.

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
Aliments BVeggie, Inc.
In November 2023, Aliments BVeggie, Inc. (“BVeggie”) filed and served legal proceedings against the Company before the Superior Court of Quebec’s District of Montreal. BVeggie alleges, among other things that: (i) in 2019, the Company and BVeggie entered into a co-manufacturing agreement, by which BVeggie would produce and deliver products for the benefit of the Company, in exchange for a tolling fee to be paid per pound of product produced and delivered to the Company; (ii) the Company would have made false and misleading statements regarding the volume of purchase orders it would provide BVeggie; (iii) BVeggie invested significant sums to adapt its facilities for the intended production; (iv) the Company fell short of its undertakings and promises; and (v) in March 2023, the Company illegally terminated the business relationship. BVeggie intends to claim damages in the total amount of 129,841,920 CAD, in compensation for its investments, lost profits and the repairs needed to be made to its facility post-termination of the business relationship and removal of the Company’s equipment. The case is at a preliminary stage. The Company intends to vigorously defend against these claims. On December 7, 2023, the Company filed a motion for declinatory exception to stay the proceedings pending before the Superior Court of Quebec, district of Montreal, and refer the dispute to arbitration in California. A hearing on the motion for declinatory exception occurred on April 25, 2024. By judgment dated May 9, 2024, the Superior Court of Quebec granted the motion for declinatory exception filed by the Company and declared that the courts sitting in Los Angeles County, in the State of California, are in a better position to decide the dispute. BVeggie appealed the court’s decision on June 7, 2024, and the Company filed a cross-appeal on June 18, 2024. The appeals are expected to be heard on October 30, 2025. The litigation in Quebec is currently suspended pending the outcome of the appeals.
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
Stockholder Derivative Litigation Actions
Following the SHEPP Action, derivative shareholder actions were filed by purported stockholders against the Company and certain directors and officers. On July 21, 2023, a derivative shareholder action was filed against certain current and former officers and directors of the Company in the United States District Court for the Central District of California, captioned Gervat v. Brown, et al., Case No. 2:23-cv-05954 (“Gervat Action”). The Gervat Action alleges substantially similar facts as those alleged in the SHEPP Action. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, and gross mismanagement. It also asserts violations of Section 14(a) of the Exchange Act against a subset of defendants and seeks contribution for violations of Sections10(b) and 21D of the Exchange Act from the individual defendants named in the SHEPP Action. The Company is named as a nominal defendant only. On July 27, 2023, a second derivative shareholder action was filed in the United States District Court for the Central District of California, captioned Brink v. Brown, et al., Case No. 2:23-cv-06110 (“Brink Action”), alleging substantially the same causes of action as alleged in the Gervat Action and facts substantially similar to those alleged in the SHEPP Action. On August 15, 2023, the Gervat and Brink Actions were consolidated into a single matter, with the complaint in the Gervat Action being the operative one, and such consolidated case was captioned In Re Beyond Meat, Inc. Stockholder Derivative Litigation, Case No. 2:23-cv-05954 (“Consolidated Derivative Action”). The Consolidated Derivative Action was stayed pending resolution of the defendants’ motion to dismiss in the SHEPP Action. On April 28, 2025, the stay lifted. On May 7, 2025, the parties in the Consolidated Derivative Action filed a stipulation seeking that the court dismiss the action without prejudice. On May 8, 2025, the court entered the order of dismissal.

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
The Company paid $250,000 to the settlement fund in August 2024. The final effective date of the settlement agreement was on April 24, 2025. The Company recorded $7.5 million in SG&A expenses in its condensed consolidated statement of operations and paid $250,000 in the year ended December 31, 2024, and included $7.25 million in Accrued litigation settlement costs in the Company’s condensed consolidated balance sheets as of June 28, 2025 and December 31, 2024. The Company’s final payment of $7.25 million was paid into escrow by May 14, 2025. The court appointed settlement administrator will handle distributions to the class.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

On February 1, 2023, the French trade association submitted updated pleadings to the Economic Activities Court. The association maintains its position that the Company is misleading the consumer, and additionally alleges that the Company is engaging in unlawful comparative advertising of its products with respect to meat and meat products. The relief sought is unchanged. On May 24, 2023, the Company submitted its defense, strongly disputing these claims. In September 2023, the Company submitted a request to stay proceedings in the commercial litigation proceedings, pending the decision of the CJEU in the administrative litigation case against the Contested Decree. On September 27, 2023, Interbev obtained an extension to submit a response to the Company. On October 25, 2023, Interbev submitted its response opposing the Company’s request to stay proceedings and asking that the written procedure of the case be closed. The Company responded on November 22, 2023, and Interbev submitted an additional reply on January 16, 2024. On March 20, 2024, the Economic Activities Court held a hearing on the decision to stay proceedings, and on April 25, 2024, the Economic Activities Court decided that the case should proceed. To that end, the Economic Activities Court set the date for an oral hearing on September 4, 2024, which was subsequently postponed to December 18, 2024, following a joint request from the parties. Interbev submitted its last written brief on September 30, 2024. The Company filed its last written brief on October 28, 2024. On November 26, 2024, Interbev filed an amended brief, including a reference to the CJEU judgment of October 4, 2024, in which the CJEU ruled that "meat" is defined under EU law as "edible parts of certain animals," meaning that the Company could not use the term, even in its marketing materials. The Company filed a subsequent amended brief on December 3, 2024. On December 17, 2024, Interbev submitted a copy of the EUIPO Board of Appeal’s decision partially rejecting the Company’s appeal against the first instance decision taken by the EUIPO on May 7, 2024 by which the latter invalidated the Caped Steer logo/mark. The hearing on the merits was held on December 18, 2024. Initially, a first-instance decision was expected on February 17, 2025, but it was postponed to February 20, 2025, and then again to February 27, 2025. On February 27, 2025, the Economic Activities Court rendered its first-instance judgment (the “Judgment”). In the Judgment, the Court ruled that (i) the Company may continue to use meaty names (sausage, burger, etc.) for its products, but that it must immediately cease using the term “meat” to describe them (the Court relied on the CJEU ’s decision of October 4, 2024 on this point). The Court considers that this can be done immediately as the term “meat” is only used on the Company’s website and social media; (ii) the Company must remove the caped steer logo from its packaging and communications within 18 months of service of the Judgment (the Court relied on the EUIPO Board of Appeal’s decision of December 17, 2024 on this point); (iii) the Court considered that from the time of its penetration of the French market until 2021, Beyond Meat referred French consumers to its US social media. These media contained health claims that are illegal in Europe and thus constituted a misleading practice. However, the Court noted that such activity had ceased; and (iv) the Court found that the Company engages in illegal comparative advertising by comparing its products to meat in a subjective matter (e.g., better taste, better for the environment, healthier than animal meat) and ordered it to immediately cease all communications that equate its products to meat and/or include a subjective comparison. The decisions under points (i) and (iv) above were made under a daily penalty of EUR 1,000 starting to count one month after the service of the Judgment on the Company.
However, the Court also dismissed several of Interbev’s other arguments. In complete contradiction to its rulings above, the Court found that the physical and nutritional characteristics of the Company’s products, their packaging, labeling, the indication of source of protein or rich in protein, and their general presentation do not create any confusion between the Company’s products and meat or meat products. Moreover, the presentation of the Company’s products in the meat aisle of supermarkets was irrelevant for the question of whether or not there was confusion between the products and meat. This means that the Company does not need to change the brand name—Beyond Meat—nor does the Company need to make any changes to the meaty names of the Company’s products. The Company does not need to make any changes to the physical and nutritional characteristics of the Company’ products, or any changes to the labels or lists of ingredients of the Company’s products. The Company will continue to present its products as an alternative source of protein.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In terms of costs and damages, the Court ordered the Company, as well as The New Plant, to pay EUR 1 for financial damage, EUR 50,000 for moral damage and EUR 15,000 for legal costs to Interbev. The publication of the Judgment in three specialized reviews/magazines has also been ordered, unless there is an appeal. The Judgment is subject to appeal before the Paris Court of Appeals within a period of three months starting from the service of the Judgment. As the Judgment was served on June 17, 2025, the Company has until September 17, 2025 to file an appeal. The Company is currently examining the Judgment with a view to a recourse against it as well as taking steps to comply with the Judgment as necessary.
On April 21, 2023, Interbev filed two actions before the European Union Intellectual Property Office (the “EUIPO”) to cancel the Company’s EU trademark registration for the Caped Steer logo. Interbev sought cancellation of the trademark, alleging that the trademark was invalid because it allegedly misleads the public about the nature and characteristics of the products offered under the mark. Interbev also sought cancellation on the basis of allegedly misleading use. On July 7, 2023, the Company submitted its responses to these actions, strongly disputing these claims and defending its use and registration of the Caped Steer logo. Interbev’s response regarding misleading use of the mark was filed on September 14, 2023, and the Company responded on November 17, 2023. Interbev’s response regarding the invalidity of the mark was filed and served on the Company in November 2023, and the Company responded on January 12, 2024. On May 7, 2024, the Company was served with the EUIPO’s first instance decision regarding the invalidity of the mark. The EUIPO held the mark to be invalid insofar as the registration covered specifically meat or dairy substitute goods. The EUIPO held the trademark to be valid insofar as the registration is for other plant, cereal, vegetable, fruit or nut-based goods. The Company filed a formal appeal of the first instance decision on July 5, 2024, followed by its substantive grounds of appeal on September 9, 2024. Interbev filed a response on November 11, 2024. On December 17, 2024, the Company was served with the EUIPO Board of Appeal decision. The Board of Appeal upheld the appeal on one point, allowing the goods chili con carne to also remain on the register and confirmed the first instance decision on all other points. The Company decided against a further appeal, i.e. against bringing an action to the EU General Court in the matter. While the second proceeding regarding misleading use was suspended in May 2024 due to the first instance decision regarding the invalidity of the mark in the parallel proceeding, the EUIPO has now requested that Interbev indicate by September 20, 2025 whether they will withdraw this second proceeding or wish to receive a decision. The Company is monitoring for Interbev’s response.
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
On October 4, 2024, the CJEU rendered its judgment. The judgment of the CJEU determined that the manner in which the Contested Decree seeks to ban meat names for plant-based foods is unlawful under EU law. It sets a precedent on the extent to which EU member states may regulate the naming of plant-based foods at the national level in the absence of harmonization at the EU level. In its judgment, the CJEU also ruled that “meat” is defined under EU law as “edible parts of certain animals.” The Company is taking the view that the court’s interpretation only affects the use of the term in the sales denomination on the label and not the use of the term in marketing and advertising materials. Following the CJEU’s judgment, the case was referred to the French High Administrative Court, which, on January 28, 2025, annulled the Contested Decree and the New Decree. Beyond Meat has been reimbursed by the French State for legal costs incurred in challenging the Contested Decree, for a total of 3,000 euros.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 10. Income Taxes
In the three months ended June 28, 2025 and June 29, 2024, the Company recorded $0 in income tax expense and $34,000 in income tax benefit, respectively, in its condensed consolidated statements of operations. In the six months ended June 28, 2025 and June 29, 2024, the Company recorded $0 in income tax expense and $32,000 in income tax benefit, respectively, in its condensed consolidated statements of operations.
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
As of June 28, 2025, the Company did not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with respect to net operating loss and credit carryforwards.
On July 4, 2025, H.R.1, the “One Big Beautiful Bill Act,” was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. The Company is currently evaluating the provisions of the new law and the potential effects on its financial position, results of operations, and cash flows. As of the date of these financial statements, the Company has not completed its assessment, and therefore no adjustments have been made. Additional disclosures will be provided in future periods as the impact of the legislation is determined.

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

(in thousands, except share and per share amounts)	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Numerator:
Net loss available to common stockholders—basic	$(29,242)	$(34,479)	$(82,158)	$(88,840)
Denominator:
Weighted average common shares outstanding—basic	76,491,594	64,901,584	76,348,524	64,797,245
Dilutive effect of shares issuable under stock options	—	—	—	—
Dilutive effect of RSUs	—	—	—	—
Dilutive effect of PSUs	—	—	—	—
Dilutive effect of Notes, if converted(1)	—	—	—	—
Dilutive effect of Warrants, if converted(2)	—	—	—	—
Weighted average common shares outstanding—diluted	76,491,594	64,901,584	76,348,524	64,797,245
Net loss per share available to common stockholders—basic and diluted	$(0.38)	$(0.53)	$(1.08)	$(1.37)
____________
(1) As the Company recorded a net loss in the three and six months ended June 28, 2025 and June 29, 2024, inclusion of shares from the conversion premium or spread would be anti-dilutive. The Company had $1.15 billion in Notes outstanding as of June 28, 2025 and June 29, 2024.
(2) As the Company recorded a net loss in the three and six months ended June 28, 2025, inclusion of shares from the potential conversion of Warrants would be anti-dilutive. The Company had 3,823,454 Warrants outstanding as of June 28, 2025. No Warrants were outstanding as of June 29, 2024.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Options to purchase common stock	4,100,689	5,400,017	4,100,689	5,400,017
RSUs	1,612,253	2,527,308	1,612,253	2,527,308
PSUs	145,660	225,967	145,660	225,967
Total	5,858,602	8,153,292	5,858,602	8,153,292
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Company earned $0 net revenues from TPP in each of the three and six months ended June 28, 2025 and June 29, 2024.
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

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net revenues	$74,958	$93,185	$143,689	$168,788
Less:
Cost of goods sold	66,367	79,468	136,163	151,403
Research and development expenses	5,807	5,485	13,269	15,345
Selling expenses	6,741	7,632	13,712	15,880
Marketing expenses	8,061	11,959	20,150	20,186
General and administrative expenses	22,893	22,572	51,505	53,379
Interest expense	2,002	1,029	3,026	2,044
Equity in losses of unconsolidated joint venture	59	30	70	23
Other segment items(1)	(7,730)	(511)	(12,048)	(632)
Net loss	$(29,242)	$(34,479)	$(82,158)	$(88,840)
___________
(1) Includes Other, net and Income tax (benefit) expense as reported in the Company’s condensed consolidated statements of operations. Other, net includes $0.5 million and $1.7 million in interest income in the three months ended June 28, 2025 and June 29, 2024, respectively; and $1.4 million and $3.7 million in interest income in the six months ended June 28, 2025 and June 29, 2024, respectively. Other, net also includes $7.5 million in foreign currency transaction gains and $(1.2) million in foreign currency transaction losses in the three months ended June 28, 2025 and June 29, 2024, respectively; and $11.0 million in foreign currency transaction gains and $(3.5) million in foreign currency transaction losses in the six months ended June 28, 2025 and June 29, 2024, respectively.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Long-lived assets include property, plant and equipment and operating lease right of use assets. The following table presents long-lived assets that cannot be readily removed in the Company’s business units as of the periods presented:

	June 28, 2025	December 31, 2024
U.S.	$298,075	$275,920
Canada(1)	2,039	2,148
EU B.V. (the Netherlands)	16,341	15,359
China (Jiaxing)(2)	11,060	15,435
Consolidated long-lived assets	$327,515	$308,862
____________
(1) The Company’s Canada location serves as an extension of the U.S. sales organization.
(2) As part of the Company’s Global Operations Review, on February 24, 2025, the Company’s board of directors approved a plan to suspend the Company’s operational activities in China, which substantially ceased as of the end of the second quarter of 2025.
Net Revenues by Geographic Area
The Company’s revenues are attributed to the country where the products are delivered. For disclosure about the segment’s net revenues by geographic area, see Note 2.
Note 14. Subsequent Events
Varda Sublease
Subsequent to the period ended June 28, 2025, effective as of July 22, 2025, the Company entered into the Varda Sublease with the Subtenant, pursuant to which the Company will sublease to the Subtenant approximately 54,749 rentable square feet, consisting of approximately 16,967 rentable square feet of improved space (the “Improved Space”) and approximately 37,782 rentable square feet of unimproved space (the “Unimproved Space” and, collectively with the Improved Space, the “Subleased Premises”), in a portion of a building located at 888 N. Douglas Street, El Segundo, California leased by the Company pursuant to the Campus Lease, between the Company and the Landlord.
The Varda Sublease is subject to the applicable terms and conditions of the Campus Lease. The commencement date for the Improved Space is 30 days after receiving Landlord’s consent (the “Improved Space Commencement Date”). The commencement date for the Unimproved Space is the earlier to occur of (i) the date Subtenant achieves substantial completion of its improvements within the Unimproved Space and receives a temporary Certificate of Occupancy or its equivalent, or (ii) 13 months following the Landlord’s consent (the “Unimproved Space Commencement Date”). The Varda Sublease expires on October 31, 2033, unless extended or sooner terminated pursuant to its terms.
Subtenant will pay the Company monthly rent as follows:
(a)For the Improved Space, beginning on the Improved Space Commencement Date: (i) base rent for months one through 12 of approximately $50,901 per month, with annual increases of 3.0%, culminating with a monthly base rent of approximately $64,480 in the final 12 months of the initial Varda Sublease term; and (ii) Subtenant’s allocable share of certain operating expenses, personal property taxes and insurance costs. On condition that no default has occurred, Subtenant will receive a rent abatement equal to one-half of the base rent during the second through fifteenth months of the Varda Sublease term.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(b)For the Unimproved Space, beginning on the Unimproved Space Commencement Date: (i) base rent for months one through 12 of approximately $113,346 per month, with annual increases of 3.0%, culminating with a monthly base rent of approximately $143,583 in the final 12 months of the initial Varda Sublease term; and (ii) Subtenant’s allocable share of certain operating expenses, personal property taxes and insurance costs. On condition that no default has occurred, Subtenant will receive a rent abatement equal to one-half of the base rent during the second through fifteenth months of the Varda Sublease term.
(c)Beginning on the Improved Space Commencement Date: (i) rent (in an amount equal to parking rent then charged by Landlord to the Company) for one parking pass per 1,000 rentable square feet of the Subleased Premises for months one through 24 of the Varda Sublease term; and (ii) rent (in an amount equal to parking rent then charged by Landlord to the Company) for two parking passes per 1,000 rentable square feet of the Subleased Premises for month 25 and for each subsequent month during the Varda Sublease term. On condition that no default has occurred, Subtenant will receive a rent abatement equal to one-half of the parking rent for months two through 15 measured from the Unimproved Space Commencement Date.
Subject to the provisions of a work letter, Subtenant will receive an improvement allowance from Master Landlord equal to $3,350,600 to use in constructing improvements within the Unimproved Space and the Company will pay to Subtenant up to $80,000 to construct a demising wall at the Subleased Premises. Subtenant will deliver to the Company a letter of credit in the amount of $1,564,527 as security for the performance of its obligations under the Varda Sublease, which amount is subject to decrease in the future on condition that Subtenant is not then in default of its obligations under the Varda Sublease.
2025 August Reduction-In-Force
On August 6, 2025, management of the Company approved a plan to reduce the Company’s current workforce in North America by approximately 44 employees, representing approximately 6% of the Company’s total global workforce. This decision was based on cost-reduction initiatives intended to reduce cost of goods sold and operating expenses.
The Company estimates that it will incur one-time cash charges of approximately $0.8 million to $1.3 million in connection with the reduction-in-force, primarily consisting of severance payments, employee benefits and related costs, in all cases, provided to departing employees. The Company expects that the majority of these charges will be incurred in the third quarter of 2025, subject to applicable legal requirements, which may delay the time these charges will be incurred beyond the end of the third quarter of 2025. The calculation of the charges the Company estimates it will incur are subject to uncertainties and based on a number of assumptions, including applicable legal requirements; the actual charges incurred may differ from the estimate disclosed above.
In aggregate, over the next twelve months, the reduction-in-force is expected to result in approximately $5.0 million to $6.0 million in cash compensation expense savings, and an additional approximately $0.5 million to $1.0 million in non-cash savings related to previously granted, unvested stock-based compensation that would have vested over the next twelve months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, Risk Factors, of our 2024 10-K and Part II, Item 1A, Risk Factors, and Note Regarding Forward-Looking Statements included elsewhere in this report and those discussed in other documents we file from time to time with the SEC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included in this quarterly report and our audited consolidated financial statements and related notes included in our 2024 10-K. Our historical results are not necessarily indicative of the results to be expected for any future periods and our operating results for the three and six months ended June 28, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any other interim period or for any other future year or period.
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
We sell a range of plant-based meat products across our three core platforms of beef, pork and poultry. As of June 2025, Beyond Meat branded products were available across mainstream grocery, mass merchandiser, club store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools.
Net revenues decreased to $75.0 million in the three months ended June 28, 2025 from $93.2 million in the three months ended June 29, 2024, representing a 19.6% decrease. Net revenues decreased to $143.7 million  in the six months ended June 28, 2025 from $168.8 million in the six months ended June 29, 2024, representing a 14.9% decrease. We have generated losses since inception. Net loss in the three months ended June 28, 2025 and June 29, 2024 was $29.2 million and $34.5 million, respectively, and net loss in the six months ended June 28, 2025 and June 29, 2024 was $82.2 million and $88.8 million, respectively, as weak demand in the category and for our products, changes in product sales mix and distribution losses in certain channels, among other things, resulted in declines in our net revenues that we were unable to offset with commensurate cost reductions. Our operating environment continues to be affected by uncertainty related to macroeconomic issues, including ongoing, further weakened demand in the plant-based meat category and for our products, inflation, higher interest rates, current and proposed future tariffs and related trade wars, increased uncertainty surrounding international trade policy and regulations, including through the implementation of retaliatory tariffs or related counter-measures and the negative effects of anti-American sentiment, and potential recessionary concerns, among other things, all of which have had and could continue to have unforeseen impacts on our actual realized results. In recent periods, our net revenues, gross profit, gross margin, earnings and cash flows have been adversely impacted by the following, each of which may continue to impact our business and financial condition in the future:
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

To reduce operating expenses, in November 2023, we initiated our Global Operations Review, which involves narrowing our commercial focus to certain anticipated growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. These efforts have to date included, and may in the future include, the exit or discontinuation of select product lines; changes to our pricing architecture within certain channels; cash-accretive inventory reduction initiatives; non-cash charges such as provision for excess and obsolete inventory and potential additional impairment charges, write-offs, disposals and accelerated depreciation of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; planned and future reductions in our workforce; and the suspension and substantial cessation of our operational activities in China in the first half of 2025.
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
In addition, as part of our Global Operations Review, on February 24, 2025, our board of directors approved a plan to suspend our operational activities in China, which substantially ceased by the end of the second quarter of 2025. As part of this plan, we are reducing our workforce in China by approximately 20 employees, representing approximately 95% of our China workforce (or approximately 3% of our total global workforce) (the “China RIF”). The decision was based on cost-reduction initiatives intended to reduce operating expenses.
Subsequent to the period ended June 28, 2025, on August 6, 2025, management approved a plan to reduce our current workforce in North America by approximately 44 employees, representing approximately 6% of our total global workforce (the “August 2025 RIF”). This decision was based on cost-reduction initiatives intended to reduce cost of goods sold and operating expenses. See Note 14, Subsequent Events, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
The following table summarizes the non-cash charges recorded in our condensed consolidated statement of operations in the three and six months ended June 28, 2025 as part of the suspension and substantial cessation of our operational activities in China:

(in thousands)	Three Months Ended June 28, 2025	Six Months Ended June 28, 2025
Cost of goods sold:
Inventory write-offs	$—	$260
Accelerated depreciation	1,703	2,340
Research and development expenses:
Accelerated depreciation	36	866
SG&A expenses:
Asset write-offs	—	356
Total	$1,739	$3,822
We may not be able to fully realize the cost savings and benefits initially anticipated from our cost-reduction initiatives and Global Operations Review, and the realized costs may be greater than expected. For additional information see Risk Factors—Risks Related to Our Business—Our strategic initiatives to improve our cost structure could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions, including achieving our profitability and financial performance objectives in Part II, Item 1A, Risk Factors, included elsewhere in this report.
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
_____________
(1)Includes net revenues from ingredient sales. Net revenues from ingredient sales in the three months ended June 28, 2025 and June 29, 2024 were $0.1 million and $0.8 million, respectively. Net revenues from ingredient sales in the six months ended June 28, 2025 and June 29, 2024 were $0.1 million and $2.4 million, respectively.

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
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. At the end of each accounting period, we recognize a contra asset to Accounts receivable for estimated sales discounts that have been incurred but not paid which totaled $5.0 million and $6.8 million as of June 28, 2025 and December 31, 2024, respectively. We continue to face increasing competition across all channels, and we expect that trend to continue, especially if consumers continue to trade down among proteins in the context of significant inflationary pressure. In response, we expect to continue to invest in promotional discounting to address the current consumer trend with more targeted key selling period activations that we expect will allow us to continue to build brand awareness and increase consumer trials of our products.
In addition, because we do not have any purchase commitments from our distributors or customers, the amount of net revenues we recognize has varied and will vary in the future, from period to period depending on the volume, timing and channels through which our products are sold, and the impact of customer orders ahead of holidays, and the timing of customer promotions, causing variability in our results. Similarly, the timing of retail shelf resets are not within our control, and to the extent that retail customers change the timing of such events, variability of our results may also increase. Lower customer orders ahead of holidays, and the timing of customer promotions, shifts in customer shelf reset activity and changes in order patterns of one or more of our large retail customers could cause a significant fluctuation in our quarterly results and could have a disproportionate effect on our results of operations for the entire fiscal year.
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
Seasonality
Generally, we expect to experience greater demand for certain of our products during the U.S. summer grilling season. In 2025, 2024 and 2023, U.S. retail channel net revenues during the second quarter were 5%, 21% and 10% higher than the first quarter, respectively. In general, any historical effects of seasonality have been more pronounced within our U.S. retail channel, with revenue contribution from this channel generally tending to be greater in the second and third quarters of the year, driven by increased levels of grilling activity, higher levels of purchasing by customers ahead of holidays, the impact of customer shelf reset activity and the timing of product restocking by our retail customers. In an environment of heightened uncertainty from potential recessionary and inflationary pressures, prolonged weakness in the plant-based meat category, competition and other factors impacting our business, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.
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
SG&A Expenses
SG&A expenses consist primarily of selling, marketing and administrative expenses, including personnel and related expenses, share-based compensation, outbound shipping and handling costs, non-manufacturing lease expense, depreciation and amortization expense on non-manufacturing and non-research and development assets, charges related to asset write-offs including loss on sale and write-down of fixed assets, consulting fees and other non-production operating expenses. Marketing and selling expenses include advertising costs, share-based compensation awards to non-employee consultants and brand ambassadors, costs associated with consumer promotions, product donations, product samples and sales aids incurred to acquire new customers, retain existing customers and build our brand awareness. Administrative expenses include expenses related to management, accounting, legal, IT and other office functions. We decreased SG&A expenses in 2024 and expect SG&A expenses in 2025 to decrease further from the levels in 2024 (excluding charges related to the suspension and substantial cessation of our operational activities in China, charges related to the surrender of a portion of our Campus Headquarters to the Landlord and any potential charges arising from the Varda Sublease (as defined below)), as we continue to focus on reducing and optimizing operating expenses more broadly, including as part of the implementation of lean value streams across our beef, pork and poultry platforms.
Reductions-In-Force and Suspension and Substantial Cessation of Operational Activities in China
On November 1, 2023, our board of directors approved a plan to reduce our workforce by approximately 65 employees, representing approximately 19% of our global non-production workforce (or approximately 8% of our total global workforce). This decision was based on cost-reduction initiatives intended to reduce operating expenses. In 2023, we incurred one-time cash charges of approximately $1.8 million in connection with the reduction-in-force, primarily consisting of notice period and severance payments, employee benefits and related costs. These charges were incurred in the fourth quarter of 2023, and the reduction-in-force approved by our board of directors in November 2023 was substantially complete by the end of 2023.
On February 24, 2025, our board of directors approved the 2025 RIF. In the six months ended June 28, 2025, we recorded one-time cash charges of approximately $1.2 million in connection with the 2025 RIF, primarily consisting of severance payments, employee benefits and related costs, in all cases, provided to departing employees. In aggregate, the 2025 RIF, combined with the elimination of certain open positions and changes to the executive leadership team, is expected to result in approximately $5.5 million to $6.5 million in cash compensation operating expense savings in 2025, and an additional approximately $1.0 million to $1.5 million in non-cash savings in 2025 related to previously granted, unvested stock-based compensation that would have vested in 2025.
In addition, in furtherance of this goal and as part of our Global Operations Review, on February 24, 2025, our board of directors approved a plan to suspend our operational activities in China, including the China RIF.
In connection with the suspension and substantial cessation of our operational activities in China, including the China RIF, in the six months ended June 28, 2025, we recorded one-time cash charges of approximately $0.4 million, primarily consisting of severance payments, employee benefits and related costs, in all cases, provided to departing employees, and contract termination costs. In aggregate, the China RIF is expected to result in approximately $0.5 million to $1.0 million in cash compensation operating expense savings in 2025.
In addition, as a result of our decision to suspend our operational activities in China, we currently estimate that we will incur accelerated depreciation and other inventory and asset write-offs in China totaling $13.0 million to $14.0 million through the end of 2026, of which $3.2 million in accelerated depreciation related to the reassessment of useful lives of certain assets was recognized in the first half of 2025, and the remainder of which will be evenly distributed beginning in the third quarter of 2025 through the end of the fourth quarter of 2026. The calculation of the charges we estimate we will incur are subject to uncertainties and based on a number of assumptions, including applicable legal requirements and asset disposition plans; the actual charges incurred may differ from the estimates disclosed above.
On August 6, 2025, management approved the August 2025 RIF. We currently estimate that we will incur one-time cash charges of approximately $0.8 million to $1.3 million in connection with the August 2025 RIF, primarily consisting of severance payments, employee benefits and related costs, in all cases, provided to departing employees. We expect that the majority of these charges will be incurred in the third quarter of 2025, subject to applicable legal requirements, which may delay the time these charges will be incurred beyond the end of the third quarter of 2025. The calculation of the charges we estimate we will incur are subject to uncertainties and based on a number of assumptions, including applicable legal requirements; the actual charges incurred may differ from the estimate disclosed above. In aggregate, over the next twelve months, the August 2025 RIF is expected to result in approximately $5.0 million to $6.0 million in cash compensation expense savings, and an additional approximately $0.5 million to $1.0 million in non-cash savings related to previously granted, unvested stock-based compensation that would have vested over the next twelve months. See Note 14, Subsequent Events, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
See Part II, Item 1A, Risk Factors—Risks Related to Our Business—Our strategic initiatives to improve our cost structure could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions, including achieving our profitability and financial performance objectives included elsewhere in this report.

Results of Operations
The following table presents selected items in our condensed consolidated statements of operations for the respective periods presented (unaudited):

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net revenues	$74,958	$93,185	$143,689	$168,788
Cost of goods sold	$66,367	$79,468	136,163	151,403
Gross profit	8,591	13,717	7,526	17,385
Research and development expenses	$5,807	5,485	13,269	15,345
Selling, general and administrative expenses	$37,696	42,163	85,368	89,445
Total operating expenses	43,503	47,648	98,637	104,790
Loss from operations	$(34,912)	$(33,931)	$(91,111)	$(87,405)

The following table presents selected items in our condensed consolidated statements of operations as a percentage of net revenues for the respective periods presented (unaudited):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	88.5	85.3	94.8	89.7
Gross profit	11.5%	14.7%	5.2%	10.3%
Research and development expenses	7.7	5.9	9.2	9.1
Selling, general and administrative expenses	50.3	45.2	59.4	53.0
Total operating expenses	58.0%	51.1%	68.6%	62.1%
Loss from operations	(46.5)%	(36.4)%	(63.4)%	(51.8)%

Three and Six Months Ended June 28, 2025 Compared to Three and Six Months Ended June 29, 2024 (unaudited)
Net Revenues
The following table presents our net revenues by channel in the three months ended June 28, 2025 compared to the prior-year period:

	Three Months Ended		Change
(in thousands)	June 28, 2025	June 29, 2024	Amount	%
U.S.:
Retail	$32,909	$44,869	$(11,960)	(26.7)%
Foodservice	11,055	10,350	705	6.8%
U.S. net revenues	43,964	55,219	(11,255)	(20.4)%
International:
Retail	15,867	17,585	$(1,718)	(9.8)%
Foodservice	15,127	20,381	(5,254)	(25.8)%
International net revenues	30,994	37,966	(6,972)	(18.4)%
Net revenues	$74,958	$93,185	$(18,227)	(19.6)%
Net revenues in the three months ended June 28, 2025 decreased $18.2 million, or 19.6%, compared to the prior-year period, primarily driven by an 18.9% decrease in volume of products sold and a 0.9% decrease in net revenue per pound. The decrease in volume of products sold was primarily driven by weak category demand and reduced points of distribution in the U.S. retail channel, and lower sales of burger products to QSR customers in the international foodservice channel. The decrease in net revenue per pound was primarily driven by higher trade discounts and changes in product sales mix, partially offset by favorable changes in foreign currency exchange rates and price increases of certain of our products.
Net revenues from U.S. retail channel sales in the three months ended June 28, 2025 decreased $12.0 million or 26.7%, compared to the prior-year period, primarily driven by a 24.2% decrease in volume of products sold, and a 3.2% decrease in net revenue per pound. The decrease in volume of products sold was primarily driven by weak category demand and reduced points of distribution. The decrease in net revenue per pound was primarily driven by higher trade discounts, partially offset by changes in product sales mix and price increases of certain of our products. U.S. retail channel net revenues in the three months ended June 28, 2025 included $0.1 million in ingredient sales, compared to $0.8 million in the three months ended June 29, 2024. By product, the decrease in U.S. retail channel net revenues was primarily due to decreased sales of Beyond Burger, Beyond Beef and Beyond Sausage, partially offset by increased sales of Beyond Breakfast Sausage.
Net revenues from U.S. foodservice channel sales in the three months ended June 28, 2025 increased $0.7 million or 6.8%, compared to the prior-year period, mainly driven by a 4.4% increase in net revenue per pound and a 2.3% increase in volume of products sold. The increase in net revenue per pound was primarily driven by price increases of certain of our products and changes in product sales mix, partially offset by higher trade discounts. By product, the increase in U.S. foodservice channel net revenues was primarily due to increased sales of Beyond Beef and Beyond Sausage, partially offset by decreased sales of chicken products, including sales of Beyond Chicken Tenders and Beyond Chicken Nuggets.
Net revenues from international retail channel sales in the three months ended June 28, 2025 decreased $1.7 million, or 9.8%, compared to the prior-year period, primarily driven by a 13.1% decrease in volume of products sold, partially offset by a 3.9% increase in net revenue per pound. The decrease in volume of products sold was primarily driven by lower sales of burger, dinner sausage and ground beef products in Canada, and reduced burger sales in the EU. The increase in net revenue per pound was primarily driven by favorable changes in foreign currency exchange rates, changes in product sales mix and price increases of certain of our products, partially offset higher trade discounts. By product, the decrease in international retail channel net revenues was primarily due to decreased sales of Beyond Burger, Beyond Sausage and Beyond Chicken products, partially offset by increased sales of Beyond Steak and value-added meals.
Net revenues from international foodservice channel sales in the three months ended June 28, 2025 decreased $5.3 million, or 25.8%, compared to the prior-year period, primarily due to a 21.6% decrease in volume of products sold, mainly driven by lower sales of burger products to certain QSR customers, and a 5.3% decrease in net revenue per pound. The decrease in net revenue per pound was primarily driven by changes in product sales mix, partially offset by lower trade discounts, favorable changes in foreign currency exchange rates and price increases of certain of our products. By product, the decrease in international foodservice channel net revenues was primarily due to decreased sales of Beyond Burger and chicken products.
The following table presents our net revenues by channel in the six months ended June 28, 2025 compared to the prior-year period:

	Six Months Ended		Change
(in thousands)	June 28, 2025	June 29, 2024	Amount	%
U.S.:
Retail	$64,269	$81,957	$(17,688)	(21.6)%
Foodservice	20,468	22,654	(2,186)	(9.6)%
U.S. net revenues	84,737	104,611	(19,874)	(19.0)%
International:
Retail	$28,549	$30,163	$(1,614)	(5.4)%
Foodservice	30,403	34,014	(3,611)	(10.6)%
International net revenues	58,952	64,177	(5,225)	(8.1)%
Net revenues	$143,689	$168,788	$(25,099)	(14.9)%
Net revenues in the six months ended June 28, 2025 decreased $25.1 million, or 14.9%, compared to the prior-year period, primarily driven by a 15.4% decrease in volume of products sold, partially offset by a 0.6% increase in net revenue per pound. The decrease in volume of products sold was primarily driven by weak category demand, in the U.S. retail and foodservice channels, which we believe was exacerbated by economic uncertainty and other macroeconomic trends during the period, by reduced points of distribution in the U.S. retail channel and by lower sales of burger products to QSR customers in the international foodservice channel. The increase in net revenue per pound was primarily driven by lower trade discounts and price increases of certain of our products, partially offset by changes in product sales mix.
Net revenues from U.S. retail channel sales in the six months ended June 28, 2025 decreased $17.7 million, or 21.6%, compared to the prior-year period, primarily driven by a 23.7% decrease in volume of products sold, partially offset by a 2.9% increase in net revenue per pound. The decrease in volume of products sold was primarily driven by weak category demand and reduced points of distribution. The increase in net revenue per pound was primarily driven by changes in product sales mix and price increases of certain of our products, partially offset by higher trade discounts. U.S. retail channel net revenues in the six months ended June 28, 2025 included $0.1 million in ingredient sales, compared to $2.4 million in the six months ended

June 29, 2024. By product, the decrease in U.S. retail channel net revenues was primarily due to decreased sales of Beyond Burger, Beyond Beef, Beyond Sausage and Beyond Meatballs, partially offset by increased sales of our value added meal line of products.
Net revenues from U.S. foodservice channel sales in the six months ended June 28, 2025 decreased $2.2 million, or 9.6%, compared to the prior-year period, primarily driven by a 10.6% decrease in volume of products sold, primarily reflecting weak category demand and lower burger sales to a QSR customer, partially offset by a 1.0% increase in net revenue per pound, primarily driven by price increases of certain of our products and changes in product sales mix, partially offset by higher trade discounts. By product, the decrease in U.S. foodservice channel net revenues was primarily due to decreased sales of Beyond Burger, partially offset by increased sales of Beyond Sausage.
Net revenues from international retail channel sales in the six months ended June 28, 2025 decreased $1.6 million, or 5.4%, compared to the prior-year period, primarily driven by an 11.2% decrease in volume of products sold, partially offset by a 6.6% increase in net revenue per pound. The decrease in volume of products sold was primarily due to lower sales of our burger, dinner sausage and ground beef products in Canada and lower sales of our burger and ground beef products in the EU. The increase in net revenue per pound was primarily driven by changes in product sales mix, lower trade discounts and price increases of certain of our products. By product, the decrease in international retail channel net revenues was primarily due to decreased sales of Beyond Burger, Beyond Beef and Beyond Sausage, partially offset by increased sales of Beyond Steak.
Net revenues from international foodservice channel sales in the six months ended June 28, 2025 decreased $3.6 million, or 10.6%, compared to the prior-year period, primarily due to a 7.1% decrease in volume of products sold, primarily due to lower burger sales to certain QSR customers, and a 3.8% decrease in net revenue per pound. The decrease in net revenue per pound was primarily driven by changes in product sales mix, partially offset by lower trade discounts, favorable foreign currency exchange rates and price increases of certain of our products. By product, the decrease in international foodservice channel net revenues was primarily due to decreased sales of Beyond Burger and chicken products, partially offset by increased sales of Beyond Sausage.
The following table presents consolidated volume of our products sold in pounds for the respective periods presented:

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	June 28, 2025	June 29, 2024	Amount	%	June 28, 2025	June 29, 2024	Amount	%
U.S.:
Retail	6,136	8,099	$(1,963)	(24.2)%	11,876	15,569	(3,693)	(23.7)%
Foodservice	1,809	1,768	41	2.3%	3,387	3,790	(403)	(10.6)%
International:
Retail	3,410	3,926	$(516)	(13.1)%	6,074	6,840	(766)	(11.2)%
Foodservice	4,635	5,912	$(1,277)	(21.6)%	9,359	10,075	(716)	(7.1)%
Volume of products sold	15,990	19,705	(3,715)	(18.9)%	30,696	36,274	(5,578)	(15.4)%

Cost of Goods Sold

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	June 28, 2025	June 29, 2024	Amount	%	June 28, 2025	June 29, 2024	Amount	%
Cost of goods sold	$66,367	$79,468	$(13,101)	(16.5)%	$136,163	$151,403	$(15,240)	(10.1)%

Cost of goods sold decreased $13.1 million, or 16.5%, to $66.4 million in the three months ended June 28, 2025 compared to the prior-year period, primarily reflecting decreased volume of products sold. Cost of goods sold in the three months ended June 28, 2025 included $1.7 million in expenses related to the suspension and substantial cessation of our operational activities in China, as discussed above. Cost of goods sold increased on a per pound basis, primarily reflecting higher inventory provision and higher materials expenses, partially offset by lower manufacturing expenses, including depreciation, and lower logistics expenses. As a percentage of net revenues, cost of goods sold increased to 88.5% of net revenues in the three months ended June 28, 2025, from 85.3% of net revenues in the prior-year period.
Cost of goods sold decreased $15.2 million, or 10.1%, to $136.2 million in the six months ended June 28, 2025, compared to the prior-year period, primarily reflecting decreased volume of products sold. Cost of goods sold in the six months ended June 28, 2025 included $4.3 million in non-cash charges arising from specific strategic decisions to increase inventory provision for certain inventory items, and $2.6 million in expenses related to the suspension and substantial cessation of our operational activities in China, as discussed above. Cost of goods sold increased on a per pound basis, primarily reflecting higher inventory provision, partially offset by reduced manufacturing costs, including depreciation, lower logistics costs and lower materials costs. As a percentage of net revenues, cost of goods sold increased to 94.8% of net revenues in the six months ended June 28, 2025 from 89.7% of net revenues in the prior-year period.
Gross Profit and Gross Margin

	Three Months Ended		Change			Six Months Ended		Change
(in thousands)	June 28, 2025	June 29, 2024	Amount		%	June 28, 2025	June 29, 2024	Amount		%
Gross profit	$8,591	$13,717	$(5,126)		(37.4)%	$7,526	$17,385	$(9,859)		(56.7)%
Gross margin	11.5%	14.7%	(320)	bps	N/A	5.2%	10.3%	(510)	bps	N/A
Gross profit in the three months ended June 28, 2025 was $8.6 million, compared to gross profit of $13.7 million in the prior-year period, a decrease of $5.1 million or 37.4%. Gross margin in the three months ended June 28, 2025 was 11.5%, compared to gross margin of 14.7% in the prior-year period. Gross profit and gross margin in the three months ended June 28, 2025 included $1.7 million in expenses related to the suspension and substantial cessation of our operational activities in China. Gross profit and gross margin in the three months ended June 28, 2025 were negatively impacted by a 2.9% increase in cost of goods sold per pound and a 0.9% decrease in net revenue per pound.
Gross profit in the six months ended June 28, 2025 was $7.5 million compared to gross profit of $17.4 million in the prior-year period, a decrease of $9.9 million or 56.7%. Gross margin in the six months ended June 28, 2025 was 5.2%, compared to gross margin of 10.3% in the prior-year period. Gross profit and gross margin in the six months ended June 28, 2025 included $4.3 million in non-cash charges arising from specific strategic decisions to increase inventory provision for certain inventory items, and $2.6 million in expenses related to the suspension and substantial cessation of our operational activities in China, as discussed above. Gross profit and gross margin in the six months ended June 28, 2025 were negatively impacted by a 6.5% increase in cost of goods sold per pound, partially offset by a 0.6% increase in net revenue per pound.
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
Research and Development Expenses

	Three Months ended		Change		Six Months ended		Change
(in thousands)	June 28, 2025	June 29, 2024	Amount	%	June 28, 2025	June 29, 2024	Amount	%
Research and development expenses	$5,807	5,485	$322	5.9%	$13,269	$15,345	$(2,076)	(13.5)%
Research and development expenses in the three months ended June 28, 2025 increased $0.3 million, or 5.9%, compared to the prior-year period. Research and development expenses decreased to 7.7% of net revenues in the three months ended June 28, 2025 from 5.9% of net revenues in the prior-year period. The increase in research and development expenses was primarily due to higher trial production and scale-up expenses, partially offset by reduced lease costs associated with our innovation center.
Research and development expenses decreased $2.1 million, or 13.5%, in the six months ended June 28, 2025, compared to the prior-year period. Research and development expenses increased to 9.2% of net revenues in the six months ended June 28, 2025 from 9.1% of net revenues in the prior-year period. The decrease in research and development expenses, was primarily due to lower trial production expenses from in-sourcing trial production work and reduced lease costs associated with our innovation center, partially offset by $0.9 million in accelerated depreciation related to the suspension and substantial cessation of our operational activities in China.
SG&A Expenses

	Three Months Ended		Change		Six Months Ended		Change
(in thousands)	June 28, 2025	June 29, 2024	Amount	%	June 28, 2025	June 29, 2024	Amount	%
Selling, general and administrative expenses	$37,696	$42,163	$(4,467)	(10.6)%	$85,368	$89,445	$(4,077)	(4.6)%
SG&A expenses in the three months ended June 28, 2025 decreased $4.5 million, or 10.6%, to $37.7 million or 50.3% of net revenues in the three months ended June 28, 2025, from $42.2 million or 45.2% of net revenues in the prior-year period. The decrease in SG&A expenses was primarily due to $1.4 million in lower share-based compensation expense, $1.3 million in lower advertising costs, $0.7 million in lower co-manufacturing-related expenses, $0.8 million in lower salary expense, $0.6 million in lower commission expenses, $0.4 million in lower outbound freight, $0.4 million in lower accounting fees, $0.4 million in lower expenses related to being a public company, and $0.4 million in lower general insurance expense, partially offset by $2.1 million in higher legal fees and $0.6 million in higher consulting expenses. Additionally, in the three months ended June 28, 2025, SG&A expenses were impacted by $4.5 million in non-routine cash payments, of which $0.6 million was recorded in the second quarter of 2025, that were the result of our payment of performance awards to certain of our employees and executive officers pursuant to our Executive Incentive

Bonus Plan. Each award is subject to repayment in the event the recipient resigns or is terminated under certain circumstances for a specified period of either one or two years. SG&A expenses in the three months ended June 28, 2025 were further negatively impacted by $2.5 million in incremental legal expenses associated with arbitration proceedings related to a contractual dispute with a former co-manufacturer and $0.5 million in costs related to the partial lease termination of a portion of our Campus Headquarters.
SG&A expenses in the six months ended June 28, 2025 decreased $4.1 million, or 4.6%, to $85.4 million or 59.4% of net revenues in the six months ended June 28, 2025, from $89.4 million or 53.0% of net revenues in the prior-year period. The decrease in SG&A expenses was primarily due to $1.9 million in lower co-manufacturing-related expenses, $1.6 million in lower share-based compensation expense, $1.2 million in lower legal fees, $1.0 million in lower outbound freight expenses and $0.6 million in lower commissions expense, partially offset by $2.1 million in higher salaries and related expenses including $1.6 million in severance costs related to the 2025 RIF and China RIF, $4.6 million in higher product donations, and $0.7 million in higher consulting expenses. SG&A expenses in the six months ended June 28, 2025 were negatively impacted by $7.1 million in incremental legal expenses associated with arbitration proceedings related to a contractual dispute with a former co-manufacturer, and $0.4 million in asset write-offs related to the suspension and substantial cessation of our operational activities in China, as discussed above. SG&A expenses in the six months ended June 29, 2024 were negatively impacted by $7.5 million in SG&A expenses related to a class action settlement agreement in connection with the settlement of certain consumer class action lawsuits that originated in 2022.
Loss from Operations
Loss from operations in the three months ended June 28, 2025 was $34.9 million, compared to $33.9 million in the prior-year period. The increase in loss from operations was driven by the reduction in gross profit, partially offset by the decrease in operating expenses.
Loss from operations in the six months ended June 28, 2025 was $91.1 million, compared to $87.4 million in the prior-year period. The increase in loss from operations was driven by the reduction in gross profit, partially offset by the decrease in operating expenses. Loss from operations in the six months ended June 29, 2024 was negatively impacted by $7.5 million in SG&A expenses related to a class action settlement agreement in connection with the settlement of certain consumer class action lawsuits that originated in 2022.
Total Other Income (Expense), Net
Total other income (expense), net, in the three months ended June 28, 2025 of $5.7 million consisted primarily of $7.5 million in net realized and unrealized foreign currency transaction gains due to favorable changes in foreign currency exchange rates of the Euro and Chinese Yuan and $0.5 million in interest income, partially offset by $(2.0) million in interest expense from the amortization of debt issuance costs related to the Notes and interest expense related to leases. Total other (expense) income, net, in the three months ended June 29, 2024 of $(0.6) million consisted primarily of $(1.2) million in net realized and unrealized foreign currency transaction losses due to unfavorable changes in foreign currency exchange rates of the Euro and the Chinese Yuan and $(1.0) million in interest expense from the amortization of debt issuance costs related to the Notes, partially offset by $1.7 million in interest income.
Total other income (expense) income, net, in the six months ended June 28, 2025 of $9.0 million consisted primarily of $11.0 million in net realized and unrealized foreign currency transaction gains due to favorable changes in foreign currency exchange rates of the Euro and Chinese Yuan and $1.4 million in interest income, partially offset by $(3.0) million in interest expense from the amortization of debt issuance costs related to the Notes and interest expense related to leases. Total other (expense), net, in the six months ended June 29, 2024 of $(1.4) million consisted primarily of $(3.5) million in net realized and unrealized foreign currency transaction losses due to unfavorable changes in foreign currency exchange rates of the Euro and the Chinese Yuan and $(2.0) million in interest expense from the amortization of debt issuance costs related to the Notes, partially offset by $3.7 million in interest income and $0.5 million in subsidies received from the Jiaxing Economic Development Zone Finance Bureau related to our investment in our subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd. (“BYND JX”).
Net Loss
Net loss in the three months ended June 28, 2025 was $29.2 million, compared to $34.5 million in the prior-year period. Net loss per share available to common stockholders in the three months ended June 28, 2025 was $(0.38), compared to $(0.53) in the prior year. The decrease in net loss was primarily driven by the increase in Total other income, net, partially offset by the increase in loss from operations.
Net loss in the six months ended June 28, 2025 was $82.2 million, compared to $88.8 million in the prior-year period. Net loss per share available to common stockholders in the six months ended June 28, 2025 was $(1.08), compared to $(1.37) in the prior-year period. The decrease in net loss was primarily due to higher other income including higher net realized and unrealized foreign currency transaction gains, partially offset by the increase in loss from operations. Net loss in the six months ended June 29, 2024 was negatively impacted by $7.5 million in SG&A expenses related to a class action settlement agreement, in connection with the settlement of certain consumer class action lawsuits that originated in 2022.
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
“Adjusted EBITDA” is defined as net loss adjusted to exclude, when applicable, income tax expense (benefit), interest expense, depreciation and amortization expense, share-based compensation expense, non-cash charges related to the suspension and substantial cessation of our operational activities in China, accrued litigation settlement costs, costs related to a partial lease termination of a portion of the Campus Headquarters and Other, net, including interest income and foreign currency transaction gains and losses.
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
•Adjusted EBITDA does not reflect certain cash costs related to a partial lease termination of a portion of the Campus Headquarters, which reduces cash available to us.
•Adjusted EBITDA does not reflect Other, net, including interest income and foreign currency transaction gains and losses, that may increase or decrease cash available to us; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net loss, as reported (unaudited):

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net loss, as reported	$(29,242)	$(34,479)	$(82,158)	$(88,840)
Income tax benefit	—	(34)	—	(32)
Interest expense	2,002	1,029	3,026	2,044
Depreciation and amortization expense(1)	6,530	5,213	12,476	12,182
Share-based compensation expense	4,304	5,773	10,157	11,848
Costs related to suspension and substantial cessation of operational activities in China(2)	1,739	—	3,822	—
Costs related to partial lease termination, net of amounts included in depreciation and amortization expense(3)	275	—	275	—
Accrued litigation settlement costs	—	—	—	7,500
Other, net(4)(5)	(7,731)	(477)	(12,049)	(600)
Adjusted EBITDA	$(22,123)	$(22,975)	$(64,451)	$(55,898)
Net loss as a % of net revenues	(39.0)%	(37.0)%	(57.2)%	(52.6)%
Adjusted EBITDA as a % of net revenues	(29.5)%	(24.7)%	(44.9)%	(33.1)%
_____________

(1)
Excludes $1.7 million and $3.2 million in accelerated depreciation related to suspension and substantial cessation of operational activities in China in the three and six months ended June 28, 2025, respectively.

(2)
Includes $1.7 million and $3.2 million in accelerated depreciation related to suspension and substantial cessation of operational activities in China in the three and six months ended June 28, 2025, respectively, and $0 and $0.6 million in inventory and asset write-offs related to suspension and substantial cessation of operational activities in China in the three and six months ended June 28, 2025, respectively.

(3)	Includes $0.3 million in lease termination costs apportioned for the three and six months ended June 28, 2025. No such costs were incurred in the three and six months ended June 29, 2024.
(4)
Includes $7.5 million and $(1.2) million in net realized and unrealized foreign currency transaction gains (losses) in the three months ended June 28, 2025 and June 29, 2024, respectively. Includes $11.0 million and $(3.5) million in net realized and unrealized foreign currency transaction gains (losses) in the six months ended June 28, 2025 and June 29, 2024, respectively.

(5)
Includes $0.5 million and $1.7 million in interest income in the three months ended June 28, 2025 and June 29, 2024, respectively. Includes $1.4 million and $3.7 million in interest income in the six months ended June 28, 2025 and June 29, 2024, respectively. Includes $0.5 million in subsidies received from the Jiaxing Economic Development Zone Finance Bureau related to our investment in BYND JX in the six months ended June 29, 2024.

Liquidity and Capital Resources
ATM Program
On March 18, 2024, we filed a shelf registration statement on Form S-3 (the “2024 Shelf Registration Statement”) registering an indeterminate amount of our common stock, preferred stock, debt securities, warrants, purchase contracts and units (collectively, “Company securities”). The 2024 Shelf Registration Statement allows us to sell, from time to time and at our discretion, Company securities having an aggregate offering price of up to $250.0 million including shares of common stock that may be sold pursuant to our Equity Distribution Agreement with B. Riley, as sales agent (the “Equity Distribution Agreement”), under an “at the market” offering program (the “ATM Program”).
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
As of June 28, 2025 and December 31, 2024, 9,750,312 shares of common stock had been sold under the ATM Program since inception for an aggregate offering price of $48.3 million. There were no sales of common stock made under the ATM Program in the three and six months ended June 28, 2025. Total issuance costs related to the ATM Program as of June 28, 2025 and December 31, 2024 were approximately $3.3 million, resulting in aggregate net proceeds of approximately $45.0 million. Of the total issuance costs related to the ATM Program, $0 and $0.3 million remained unpaid as of June 28, 2025 and December 31, 2024, respectively. In the year ended December 31, 2024, approximately $1.6 million was capitalized to reflect the costs associated with the issuance of new shares of common stock and offset against proceeds from the ATM Program. Unamortized issuance costs related to the ATM Program included in Prepaid expenses and other current assets were $1.7 million as of June 28, 2025 and December 31, 2024. As of June 28, 2025 and December 31, 2024, approximately $201.7 million in capacity remained available under the 2024 Shelf Registration Statement.
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
Loan and Security Agreement; Warrant Agreement
On May 7, 2025, we, as the borrower, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Unprocessed Foods, LLC, an affiliate of the Ahimsa Foundation, as lender (“Unprocessed Foods”), other lenders party thereto (together with Unprocessed Foods, the “Lenders”) and certain of our subsidiaries, as guarantors, pursuant to which the Lenders agreed to provide for a senior secured delayed draw term loan facility (the “Delayed Draw Term Loan Facility” and the loans thereunder, the “Delayed Draw Term Loans”) in an aggregate principal amount of $100.0 million. Certain of our subsidiaries have guaranteed our obligations under the Loan and Security Agreement. The Delayed Draw Term Loans are secured by a first-priority lien and security interest in substantially all of our assets and the assets of certain of our subsidiaries, subject to certain exceptions. We do not have any obligation to draw on the Delayed Draw Term Loan Facility. In connection with the entry into the Delayed Draw Term Loan Facility, we agreed to pay the Lenders a non-refundable fee of $625,000.

The Delayed Draw Term Loans are available to be drawn in one or more draws until February 7, 2026, subject to, among other things, a minimum borrowing requirement of $3.0 million and satisfaction or waiver by the Lenders of the applicable conditions precedent set forth in the Loan and Security Agreement. Any Delayed Draw Term Loans borrowed under the Loan and Security Agreement will mature on February 7, 2030 (the “Initial Maturity Date”), which we may extend with the relevant Lenders’ consent to no later than May 7, 2035. Borrowings under the Loan and Security Agreement will accrue interest at a rate of 12.0% per annum, provided that if the maturity date of any Delayed Draw Term Loan has been extended, then such rate per annum will be 17.5% after the Initial Maturity Date. Proceeds of the Delayed Draw Term Loans may not be used to repay, amortize or restructure any debt for borrowed money other than debt owed to the Lenders and debt incurred by a Loan Party to finance the purchase, construction or improvement of any asset or services. Accrued but unpaid interest on each Delayed Draw Term Loan will be compounded on a quarterly basis and payable “in kind” by adding the amount of such accrued interest to the principal amount of the outstanding Delayed Draw Term Loans under the Loan and Security Agreement.
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
In connection with the Loan and Security Agreement, on May 7, 2025, we also entered into a warrant agreement with the Lenders (the “Warrant Agreement”) setting forth the rights and obligations of us and the Lenders, as holders, in connection with Warrants representing the right to purchase up to, in the aggregate, 9,558,635 shares of our common stock (the “Maximum Warrant Share Amount”) at an exercise price to be calculated as 115% of the average daily volume-weighted average prices of the common stock for the 30-day period beginning on May 8, 2025, subject to a minimum exercise price of $2.00 and a maximum exercise price of $3.75. The Loan and Security Agreement provides that, at each funding date of any Delayed Draw Term Loans, we will execute and deliver to the applicable Lenders Warrants representing the pro rata portion of the Maximum Warrant Share Amount based on the amount of Delayed Draw Term Loans provided by such Lender on the date thereof. We agreed to provide certain customary registration rights with respect to the resale of shares of common stock underlying Warrants held by or issuable to the holders from time to time. The Warrant Agreement also contains customary indemnity, exculpation and contribution obligations in connection with such registration.
On June 26, 2025, at our request, Unprocessed Foods, as the sole Lender at such time, made a Delayed Draw Term Loan to us in the principal amount of $40.0 million (the “Initial Draw”). We plan to use the proceeds of such Delayed Draw Term Loan for general corporate purposes of the Company and the guarantors.
The total amount of debt issuance costs related to the Delayed Draw Term Loan Facility was $3.7 million, consisting of an upfront fee of $0.6 million paid to the Lender, legal and other costs, of which $1.5 million was apportioned to the Initial Draw and recorded as a reduction to Delayed draw term loan facility, net in the Company’s condensed consolidated balance sheet and is being amortized as interest expense over the term of the Initial Draw using the effective interest rate method. In the three and six months ended June 28, 2025, the Company recognized $3,000 in interest expense related to the amortization of the debt issuance costs related to the Initial Draw. There were $1.5 million and $0 in unamortized issuance costs related to the Initial Draw as of June 28, 2025 and December 31, 2024, respectively. The remaining $2.2 million in debt issuance costs relating to the Delayed Draw Term Loan Facility was apportioned to the $60.0 million undrawn Delayed Draw Term Loan

Facility and has been recorded in Prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet as of June 28, 2025.
On June 26, 2025, in connection with the Delayed Draw Term Loan made on the same date, we issued to Unprocessed Foods, Warrants to purchase 3,823,454 shares of common stock with an exercise price of $3.26 per share, a fair value per share of $2.088 and an aggregate fair value of approximately $8.0 million, which is treated as a debt issuance cost and will be amortized to interest expense using the effective interest rate method. See Note 2, Summary of Significant Accounting Policies, and Note 6, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
We concluded it was reasonably certain to draw the remaining $60.0 million available under the Delayed Draw Term Loan before December 31, 2025, and expect to issue to the Lenders warrants to purchase the remaining 5,735,181 unissued shares of common stock pursuant to the Loan and Security Agreement. The fair value of the contingently issuable warrants measured as of June 28, 2025 using a Monte-Carlo valuation model was $12.1 million. We recorded $20.1 million in liability for the total fair value of the issued and contingently issuable warrants in Delayed draw term loan warrants in our condensed consolidated balance sheet at June 28, 2025. See Note 2, Summary of Significant Accounting Policies and Note 6 Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Liquidity Outlook
Our cash from operations has been and could continue to be, affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part I, Item 1A. Risk Factors in our 2024 10-K and in Part II, Item 1A, Risk Factors and Note Regarding Forward-Looking Statements included elsewhere in this report. In addition, inflation, tariffs and trade wars, increased uncertainty surrounding international trade policy and regulations, high interest rates in certain geographic regions, overall economic conditions, uncertainty and volatility and concerns about hostilities in Eastern Europe and the Middle East, among other factors, have led to increased disruption and volatility in capital markets and credit markets generally, which could adversely affect our ability to access capital resources in the future and potentially harm our liquidity outlook.
We have recurring net losses and negative operating cash flows and while we are implementing a business plan focused on achieving sustainable, profitable operations over time, including the strategic initiatives described above, we expect that we will continue to operate at a loss for the foreseeable future. As part of our current business plan, we intend to continue to reduce operating expenses and utilize inventory management to reduce working capital, while investing in capital projects at our production facilities to reduce production costs. To reduce operating expenses, in November 2023, we initiated our Global Operations Review, which involves narrowing our commercial focus to certain anticipated growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. These efforts have to date included, and may in the future include, the exit or discontinuation of select product lines; changes to our pricing architecture within certain channels; cash-accretive inventory reduction initiatives; non-cash charges such as provision for excess and obsolete inventory and potential additional impairment charges, write-offs, disposals and accelerated depreciation of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; planned and future reductions in our workforce; and the suspension and substantial cessation of our operational activities in China in the first half of 2025.
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

We expect to raise significant additional capital through the issuance of additional equity and/or debt securities, and/or incur other indebtedness, some or all of which could be secured, to continue to fund our operations and repay our indebtedness in the future. To continue bolstering and restructuring our balance sheet, subject to our compliance with applicable laws, the applicable requirements of the Equity Distribution Agreement and the Loan and Security Agreement and market conditions, we expect to raise additional capital through the issuance of equity and/or debt securities in 2025, through the ATM Program, the Delayed Draw Term Loan Facility or otherwise, which will result in additional dilution to our existing stockholders and may negatively impact the market price of our common stock. Any issuance of additional equity or debt securities may be for cash or in exchange for our outstanding Notes, which could have a highly dilutive effect on current stockholders and could negatively affect the trading price of our common stock. Similarly, if we draw on the Delayed Draw Term Loan Facility under our Loan and Security Agreement and the Lenders exercise their Warrants pursuant to the Warrant Agreement, the resulting issuance of our common stock to such Lenders would have a dilutive effect on our current stockholders and could negatively affect the trading price of our common stock. In addition, any such potential financings may result in the imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. For example, the Loan and Security Agreement contains covenants that restrict our ability to engage in certain transactions and could limit our ability to raise additional financing. See Liquidity Loan and Security Agreement; Warrant Agreement above. Furthermore, any securities issued pursuant to potential financings may include rights that are senior to our shares of common stock. However, we cannot assure you that we will be able to successfully raise additional funds for the amounts needed or when needed, or on terms commercially acceptable, if at all. Our inability to raise required capital in the future would have a material adverse effect on our business, financial condition and results of operations. See Part II, Item 1A, Risk Factors—Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital included elsewhere in this report. Our cash requirements under our significant contractual obligations and commitments are listed below in the section titled “Contractual Obligations and Commitments.”
Our future capital requirements may vary materially from those currently planned and will depend on many factors including, among others, demand in the plant-based meat category and for our products, which has continued to decline; our rate of revenue generation and the success of our planned gross margin expansion initiatives; the results of our Global Operations Review and the successful implementation of our ongoing cost-reduction initiatives; the impact of economic and political conditions in the U.S. and international markets on our business; timing to adjust our supply chain and cost structure in response to material fluctuations in product demand; the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; our investment in and build out of our Campus Headquarters, including the timing and success of surrendering, subleasing, assigning or otherwise transferring the remaining excess space or negotiating additional partial lease terminations at our Campus Headquarters on terms advantageous to us or at all; the success of, and expenses associated with, our marketing initiatives; our investment in manufacturing and facilities to optimize our manufacturing and production capacity, including underutilization fees, termination fees and exit costs; our investments in real property; the costs required to fund domestic and international operations and growth; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us; the expenses needed to attract and retain skilled personnel; variations in product selling prices and costs, the timing and success of changes to our pricing architecture within certain channels, and the mix of products sold; the level of trade and promotional spending to support our products appropriately; the expenses associated with our sales force; our management of accounts receivable, inventory, accounts payable and other working capital accounts; the impact of foreign currency exchange rate fluctuations on our cash balances; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.

Our operating environment continues to be affected by uncertainty related to macroeconomic issues, including economic and geopolitical uncertainty in domestic and international markets, ongoing, further weakened demand in the plant-based meat category and for our products, inflation, higher interest rates, current and proposed future tariffs and related trade wars, increased uncertainty surrounding international trade policy and regulations, including through the implementation of retaliatory tariffs or related counter-measures and the negative effects of anti-American sentiment, and potential recessionary concerns, among other things, all of which have had and could continue to have unforeseen impacts on our actual realized results, including our liquidity outlook. Our ability to make progress toward reducing operating expenses and achieving our profitability and financial performance objectives is dependent on a number of assumptions and uncertainties, including, without limitation, demand in the plant-based meat category and for our products, which has continued to decline; our ability to both raise capital and reduce costs and achieve positive gross margin; our ability to generate revenues and gross profit and meet operating expense reduction targets, which may be subject to factors beyond our control; timing of capital expenditures; and our ability to monetize inventory and manage working capital. The other risks described in this report and in our 2024 10-K may also hinder our ability to implement our strategic initiatives. As a result, we cannot guarantee that we will achieve our profitability and financial performance objectives in the future, whether on our expected timelines, or at all.
Sources of Liquidity
Our primary cash needs are for operating expenses, working capital and capital expenditures to support our business. We finance our operations primarily through sales of our products and existing cash. We may also generate incremental cash through ingredient sales and from sales of certain fixed assets. We raised a total of $199.5 million from the sale of convertible preferred stock, including through sales of convertible notes which were converted into preferred stock, net of costs associated with such financings. In connection with our initial public offering, we sold an aggregate of 11,068,750 shares of our common stock at a public offering price of $25.00 per share and received approximately $252.4 million in net proceeds. In 2019, we completed a secondary public offering of our common stock in which we sold 250,000 shares and certain selling stockholders sold 3,487,500 shares. We sold 250,000 shares of our common stock at a public offering price of $160.00 per share and received approximately $37.4 million in net proceeds.
In 2021, we issued a total of $1.15 billion in aggregate principal amount of Notes. See Note 6, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Our 2024 Shelf Registration Statement allows us to sell, from time to time and at our discretion, Company securities having an aggregate offering price of up to $250.0 million including shares of common stock that may be sold pursuant to the Equity Distribution Agreement with B. Riley under the ATM Program. As of June 28, 2025, 9,750,312 shares of common stock had been sold under the ATM Program for an aggregate offering price of $48.3 million. As of June 28, 2025, approximately $201.7 million in capacity remained available under the 2024 Shelf Registration Statement. See ATM Program discussed above.
On May 7, 2025, we entered into the Loan and Security Agreement, which provides for up to $100.0 million of new first-lien senior secured debt. On June 26, 2025, at our request, Unprocessed Foods, as the sole Lender at such time, made a Delayed Draw Term Loan to us in the principal amount of $40.0 million. We plan to use the proceeds of such Delayed Draw Term Loan for general corporate purposes of the Company and the guarantors. See Note 6, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
As of June 28, 2025, we had $103.5 million in unrestricted cash and cash equivalents and $13.8 million in restricted cash, which was comprised of $12.6 million to secure the letter of credit delivered to our Landlord as security for the performance of our obligations under our Campus Lease and $1.2 million to secure a letter of credit associated with a third party contract manufacturer in Europe.

We expect to raise significant additional capital through the issuance of additional equity and/or debt securities, and/or incur other indebtedness, some or all of which may be secured, to continue to fund our operations and repay our indebtedness in the future. To continue bolstering and restructuring our balance sheet, subject to our compliance with applicable laws, the applicable requirements of the Equity Distribution Agreement and the Loan and Security Agreement, as well as market conditions, we expect to raise additional capital through the issuance of equity and/or debt securities in 2025, through the ATM Program, the Delayed Draw Term Loan Facility, or otherwise. However, we cannot assure you that we will be able to successfully raise additional funds for the amounts needed or when needed, or on terms commercially acceptable, if at all. See Liquidity Outlook above and Part I, Item 1A, Risk Factors—Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital for additional information.
Cash Flows
The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the periods indicated.

	Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024
Cash (used in) provided by:
Operating activities	$(59,355)	$(47,814)
Investing activities	$(6,075)	$1,169
Financing activities	$33,640	$(1,048)
Net Cash Used in Operating Activities
In the six months ended June 28, 2025, we incurred a net loss of $82.2 million, which was the primary reason for net cash used in operating activities of $59.4 million. Net cash inflows from changes in our operating assets and liabilities were $3.0 million, primarily due to an increase in accounts payable from timing of payments of vendor invoices and a decrease in overall inventory levels due to a decrease in work in process inventories; an increase in accounts receivable balances due to an increase in customer billings; an increase in prepaid expenses and other current assets due to an increase in prepaid issuance costs; an increase in prepaid lease costs, non-current due to lease payments towards unoccupied phases of our Campus Headquarters facility for which leases have not yet commenced; a decrease in accrued expenses and other current liabilities; and a decrease in operating lease liabilities due to a reduction in new leases entered into. Net loss in the six months ended June 28, 2025, included $19.8 million in non-cash expenses comprised of depreciation and amortization expense, including accelerated depreciation recorded resulting from the suspension and substantial cessation of our operational activities in China, unrealized gain on foreign currency exchange transactions, share-based compensation expense and amortization of debt issuance costs.
In the six months ended June 29, 2024, we incurred a net loss of $88.8 million, which was the primary reason for net cash used in operating activities of $47.8 million. Net cash inflows from changes in our operating assets and liabilities were $7.6 million, primarily from a decrease in raw materials and packaging, and work in process inventories, an increase in accrued expenses and other current liabilities, and an increase in accounts payable, partially offset by an increase in accounts receivable, an increase in prepaid lease costs, non-current, an increase in prepaid expenses and other current assets, and a decrease in operating lease liabilities. Net loss in the six months ended June 29, 2024, included $33.4 million in non-cash expenses primarily comprised of depreciation and amortization expense, share-based compensation expense, non-cash lease expense, unrealized loss on foreign currency exchange transactions and amortization of debt issuance costs.
Depreciation and amortization expense was $15.7 million, including $3.2 million in accelerated depreciation related to the reassessment of the useful lives of certain assets in China resulting from the suspension and substantial cessation of our operational activities in China, and $12.2 million in the six months ended June 28, 2025 and June 29, 2024, respectively.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our investments in property, plant and equipment, offset by proceeds from sales of certain fixed assets.
In the six months ended June 28, 2025, net cash used in investing activities was $6.1 million and consisted of $6.4 million in cash outflows for purchases of property, plant and equipment, primarily driven by investments in production equipment and facilities, partially offset by $0.3 million in proceeds from sales of certain fixed assets.
In the six months ended June 29, 2024, net cash provided by investing activities was $1.2 million and consisted of $3.2 million in proceeds from sales of certain fixed assets and $0.5 million in proceeds from the return of security deposits, partially offset by cash outflows for purchases of property, plant and equipment, primarily driven by investments in production equipment and facilities.
Net Cash Provided by (Used in) Financing Activities
In the six months ended June 28, 2025, net cash provided by financing activities was $33.6 million, primarily from a cash inflow of $40.0 million in proceeds from the Delayed Draw Term Loan described above, partially offset by cash outflows for payments of $5.1 million in debt issuance costs, $0.9 million in payments under finance lease obligations and $0.3 million in payments of minimum withholding taxes on net share settlement of equity awards.
In the six months ended June 29, 2024, net cash used in financing activities was $1.0 million, primarily from the $0.5 million in payments of minimum withholding taxes on net share settlement of equity awards and $0.5 million in payments under finance lease obligations.
Contractual Obligations and Commitments
There have been no significant changes during the six months ended June 28, 2025 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the 2024 10-K, other than the following:
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
On May 7, 2025, we entered into the Loan and Security Agreement with the Lenders and certain of our subsidiaries, as guarantors, pursuant to which the Lenders agreed to provide for the Delayed Draw Term Loan Facility in an aggregate principal amount of up to $100.0 million. In connection with the Loan and Security Agreement, we also entered into the Warrant Agreement relating to the issuance of the Warrants that grant the Lenders the right to purchase up to, in the aggregate, 9,558,635 shares of our common stock. The Loan and Security Agreement provides that, at each funding date of any Delayed Draw Term Loan, we will execute and deliver to the applicable Lenders Warrants representing the pro rata portion of the Maximum Warrant Share Amount based on the amount of Delayed Draw Term Loans provided by such Lender on the date thereof. On June 26, 2025, at our request, Unprocessed Foods, as the sole Lender at such time, made a Delayed Draw Term Loan to us in the principal amount of $40.0 million. See Liquidity—Loan and Security Agreement; Warrant Agreement above and Note 6, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

Leases
In 2021, we entered into the Campus Lease with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), to house our Campus Headquarters. Although we are involved in the design of the tenant improvements of the Campus Headquarters, we do not have title or possession of the assets during construction. In addition, we do not have the ability to control the leased Campus Headquarters until each phase of the tenant improvements is complete. We paid $3.9 million and $6.5 million in rent prepayments and payments towards construction costs of the Campus Headquarters in the three months ended June 28, 2025 and year ended December 31, 2024, respectively.
On September 17, 2024, we entered into the First Amendment to the Campus Lease, which amendment: (i) revised the square footage of the premises, building and project to: (a) increase our base rent by approximately $851,000 over the initial lease term; (b) adjust our percentage share of direct expenses; and (c) increase the tenant improvement allowance to reflect a reduction in the scope of the Landlord’s work; (ii) specify which improvements must be removed by us from the premises if the premises are not occupied in their entirety throughout the initial lease term and first extension term; and (iii) address other ministerial matters concerning the Campus Lease. Aggregate payments towards base rent over the initial lease term associated with the remaining phases not yet delivered to us are approximately $53.6 million.
Concurrent with our execution of the Campus Lease, we delivered to the Landlord a letter of credit in the amount of $12.5 million, as security for the performance of our obligations under the Campus Lease. The letter of credit is secured by a $12.6 million deposit included in our condensed consolidated balance sheets as Restricted cash, non-current as of June 28, 2025 and December 31, 2024. See Note 3, Leases, and Note 9, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
On May 9, 2025, we entered into the Second Amendment to Lease (the “Second Amendment”) which provided for, among other things, (i) the surrender by the Company to the Landlord of approximately 61,556 rentable square feet of the existing premises (the “Surrendered Premises”); (ii) a release of all claims arising out of, or based upon, any act, matter, or thing regarding the Surrendered Premises; (iii) the continued leasing of approximately 220,519 rentable square feet of the existing premises by the Company; (iv) payment by the Company of a one-time termination fee of $1.0 million for the benefit of the Landlord; (v) transfer of title to certain equipment from the Company to the Landlord; (vi) construction of modifications to the Surrendered Premises by the Company to be completed by June 30, 2025; (vii) payment by the Company of rent for the Surrendered Premises under the Campus Lease until at latest December 14, 2025; (viii) payment by the Company of the difference between (A) the Company’s base rent and parking charges under the Campus Lease for the Surrendered Premises and (B) the base rent and parking charges payable by a new tenant under its new lease for the Surrendered Premises, beginning on the earlier of when the new tenant commences normal business operations in the Surrendered Premises and December 15, 2025, and ending on the last day of the Initial Term (as defined in the Campus Lease); and (ix) payment by the Company of customary brokers’ fees in connection with the Second Amendment.
Termination costs related to the Surrendered Premises in the three and six months ended June 28, 2025 were $32.8 million, consisting of $31.3 million in prepaid rent related to the Surrendered Premises, a $1.0 million one-time termination fee and $0.5 million in brokers’ fees. As a result of this lease modification, the Company remeasured the remaining lease liability and ROU asset associated with the continuing portion of the lease. Based on the revised terms, including updated lease payments and term, the Company concluded that the classification of the remaining lease had changed from an operating lease to a finance lease. As such, $115.6 million previously classified as an operating lease right-of-use asset was reclassified as finance lease right-of-use asset. In addition, the right-of-use assets for the continuing portion of the lease increased by $19.9 million, due to the reclassification of amounts previously recorded as prepaid rent, and by $10.1 million related to increases in the present value of the lease liability following the modification.

Subsequent to the period ended June 28, 2025, on July 16, 2025, we entered into the Third Amendment to Lease (the “Third Amendment”), settling a dispute between us and the Landlord regarding the provision and disbursement of the tenant improvement allowance. Under the terms of the Third Amendment, in exchange for a release of certain claims, the Landlord agreed to provide to us a rent credit of up to $700,000 for certain tenant improvements, a tenant improvement allowance of up to $150,000 to construct certain improvements, and an extension to the end of the initial term of the Campus Lease for a Landlord-approved subtenant, assignee or transferee to use the tenant improvement allowance to construct improvements for its intended use.
Subsequent to the period ended June 28, 2025, effective as of July 22, 2025, we entered into a Sublease Agreement (the “Varda Sublease”) with Varda Space Industries, Inc., a Delaware corporation (the “Subtenant”), pursuant to which we will sublease to the Subtenant approximately 54,749 rentable square feet of the existing premises at our Campus Headquarters. See Note 14, Subsequent Events, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Given our intention to reduce our overall operating expenses and cash expenditures, on February 2, 2024, we terminated the agreement to purchase a property adjacent to our manufacturing facility in Enschede, the Netherlands (the “Enschede Property”) and the security deposit was returned to us, and subsequently paid to the purchaser of the property to be applied towards the deposit and future lease payments. We entered into a lease agreement with the purchaser of the property to lease the approximately 114,000 square foot property for an initial period of five years with an option to renew for an additional five years at an annual rent of approximately €1.0 million. This lease is classified as a finance lease in our condensed consolidated balance sheet as of June 28, 2025.
China Investment and Lease Agreement
In 2020, we and our subsidiary, BYND JX, entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX has agreed to make certain investments in the JXEDZ in two phases of development, and we have agreed to guarantee certain repayment obligations of BYND JX under such agreement. In the three and six months ended June 28, 2025 and June 29, 2024, respectively, we received $0 and $0.5 million in subsidies from the JXEDZ Finance Bureau. As of June 28, 2025, the Company had invested $22.0 million as the registered capital of BYND JX and advanced $20.0 million to BYND JX. See Note 9, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. Subsequent to the period ended June 28, 2025, the Company invested an additional $0.5 million in registered capital of BYND JX to fund the suspension and substantial cessation of its operational activities in China.
As part of our Global Operations Review, on February 24, 2025, our board of directors approved a plan to suspend our operational activities in China, which substantially ceased as of the end of the second quarter of 2025.
The Planet Partnership
In 2021, we entered into TPP, a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack products made from plant-based protein. In the three months ended June 28, 2025 and June 29, 2024, we recognized our share of the loss in TPP in the amount of $59,000 and $30,000, respectively. In the six months ended June 28, 2025 and June 29, 2024, we recognized our share of the loss (income) in TPP in the amount of $70,000 and $23,000, respectively. As of June 28, 2025 and December 31, 2024, we had contributed our share of the investment in TPP in the amount of $27.6 million. See Note 9, Commitments and Contingencies, and Note 12, Related Party Transactions, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

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
On July 1, 2023, we and Roquette Frères entered into a second amendment (the “Second Amendment to the Supply Agreement”) to our existing pea protein supply agreement dated January 10, 2020, as amended by the first amendment dated August 3, 2022 (the “First Amendment to the Supply Agreement”). Pursuant to the Second Amendment to the Supply Agreement, the terms of the agreement and existing purchase commitments set forth in the First Amendment to the Supply Agreement were revised and extended through December 31, 2025. Pursuant to the Second Amendment to the Supply Agreement, the purchase commitment was revised such that we had committed to purchase pea protein inventory totaling $17.0 million in 2025, of which $8.5 million remains as of June 28, 2025.
As of June 28, 2025, we had also committed to purchase flavor ingredients inventory totaling $0.7 million in the remainder of 2025. In addition, as of June 28, 2025, we had approximately $4.4 million in outstanding purchase order commitments for capital expenditures primarily to purchase property, plant and equipment including machinery and equipment, payments for which will be due within twelve months of June 28, 2025.
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
On January 23, 2025, the court issued a minute order approving the class action settlement and indicating a final approval order will be entered. On March 24, 2025, the court issued the final approval order. We paid $250,000 to the settlement fund in August 2024. The final effective date of the settlement agreement was on April 24, 2025. We recorded $7.5 million in SG&A expenses in our condensed consolidated statement of operations in the year ended December 31, 2024 and paid $250,000 in 2024 and included $7.25 million in Accrued litigation settlement costs in our condensed consolidated balance sheets as of December 31, 2024. Our final payment of $7.25 million was paid into escrow in the six months ended June 28, 2025. The court appointed settlement administrator will handle distributions to the class.
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
There have been no material changes in our critical accounting policies during the six months ended June 28, 2025, compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies in the 2024 10-K.
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
Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling the performance obligation. Sales and other taxes we collect concurrent with the sale of products are excluded from revenue. Our normal payment terms vary by the type and location of our customers and the products offered. The time between invoicing and when payment is due is not significant. None of our customer contracts as of June 28, 2025 contains a significant financing component.
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
On May 7, 2025, we, as borrower, entered into the Loan and Security Agreement with the Lenders pursuant to which the Lenders agreed to provide for a senior secured Delayed Draw Term Loan Facility and Delayed Draw Term Loans in an aggregate principal amount of $100.0 million.
The Delayed Draw Term Loans are available to be drawn in one or more draws until February 7, 2026, subject to a minimum borrowing requirement of $3.0 million and satisfaction or waiver by the Lenders of the applicable conditions precedent set forth in the Loan and Security Agreement. Any Delayed Draw Term Loans borrowed under the Loan and Security Agreement will mature on the Initial Maturity Date, which date may be extended by us, with the relevant Lenders’ consent, to no later than May 7, 2035. Borrowings under the Loan and Security Agreement will accrue interest at a rate per annum of 12.0%; provided that if the maturity date of any Delayed Draw Term Loan has been extended after the Initial Maturity Date, then such rate per annum will be 17.5% after the Initial Maturity Date.
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

On June 26, 2025, at our request, Unprocessed Foods, as the sole Lender at such time, made a Delayed Draw Term Loan to us in the principal amount of $40.0 million. As of June 28, 2025, we had outstanding borrowings of $40.0 million and had $60.0 million available under the Delayed Draw Term Loan Facility.
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
In addition, we purchase some ingredients and other materials offshore, and the price and availability of such ingredients and materials may be affected by political events or other conditions in these countries or tariffs or trade wars. For example, the United States has recently signaled its intention to change U.S. trade policy, including potentially renegotiating or terminating existing trade agreements and leveraging tariffs. The imposition of new or increased tariffs could materially and adversely affect the accessibility or affordability of our ingredients and, in turn, our business, financial condition and results of operations. For additional information, see Part 1, Item 1A, Risk Factors—Risks Related to Our Business—Disruptions in the worldwide economy, including an economic recession, downturn, periods of rising or high inflation or economic uncertainty, have adversely affected and may continue to adversely affect our business, results of operations and financial condition.
In the three months ended June 28, 2025, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $0.6 million, or a decrease of approximately $0.6 million, respectively, to cost of goods sold. In the six months ended June 28, 2025, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $1.2 million, or a decrease of approximately $1.2 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials. As of June 28, 2025, we had a multi-year sales agreement with Roquette which expires in December 2025. See Note 9, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
Foreign currency translation (losses) gains, net of tax, reported as cumulative translation adjustment through Other comprehensive (loss) income, net of tax were $(2.5) million and $0.2 million in the three months ended June 28, 2025 and June 29, 2024, respectively. Net realized and unrealized foreign currency transaction gains (losses) included in Other, net were $7.5 million and $(1.2) million in the three months ended June 28, 2025 and June 29, 2024, respectively.
Foreign currency translation (losses) gains, net of tax, reported as cumulative translation adjustment through Other comprehensive (loss) income were $(3.5) million and $0.9 million in the six months ended June 28, 2025 and June 29, 2024, respectively. Net realized and unrealized foreign currency transaction gains (losses) included in Other, net were $11.0 million and $(3.5) million in the six months ended June 28, 2025 and June 29, 2024, respectively.
Based on the intercompany balances as of June 28, 2025, an assumed 5% or 10% adverse change to foreign currency exchange rates would result in a loss of approximately $5.5 million or $10.9 million, respectively, recorded in Other, net in the three and six months ended June 28, 2025.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The global economy can be negatively impacted by a variety of factors such as the spread or fear of spread of contagious diseases (such as the COVID-19 pandemic, other pandemics, epidemics or other public health crises) in locations where our products are sold, man-made or natural disasters, severe weather, actual or threatened hostilities or war, terrorist activity, political unrest or uncertainties (including those resulting from the 2024 U.S. presidential and congressional elections), civil strife and other geopolitical uncertainty. Such adverse and uncertain economic conditions may impact distributor, retailer, foodservice and consumer demand for our products. For example, in connection with the war in Ukraine, governments in the U.S., U.K. and the EU have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. In addition, the intensity, duration and economic effects of the conflict in Israel, Gaza and surrounding areas are difficult to predict. The uncertainty resulting from the military conflicts in Europe and the Middle East have given rise and may continue to give rise to increases in costs of goods and services, scarcity of certain ingredients, increased trade barriers or restrictions on global trade and may increase volatility in financial and capital markets, which may make it more difficult for us to raise additional capital. Further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which could adversely affect our business and/or our supply chain, our international subsidiaries, business partners or customers in the broader region, including potential destabilizing effects that such conflicts may pose for the European continent, the Middle East or the global oil and natural gas markets. In addition, our ability to manage normal commercial relationships with our suppliers, co-manufacturers, distributors, retailers, foodservice customers, consumers and creditors may suffer.

Political environments, for example the change in administration in the U.S. in 2025, have created, and may in the future create, uncertainty with respect to, and could result in additional changes in, legislation, regulation, international relations and government policy, or could result in possible civil unrest or other disturbances.
For example, the uncertain tariff environment, marked by the United States’ imposition of tariffs on certain countries—including China, Canada and the EU—followed by the imposition of retaliatory tariffs on U.S. goods by certain countries, has introduced significant market volatility and raised concerns about potential economic impacts. The imposition or increase of tariffs or similar restrictions on good imported into the United States may require us to raise our prices or increase inventory levels, or find new sources of supply for products that we import. There is no assurance that we would be able to pass on any cost increases, in full or at all, to our customers, and/or we could lose customers in countries such as Canada due to anti-American sentiment, any of which could materially affect our revenue, gross margin and results of operations.
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

Our strategic initiatives to improve our cost structure could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions, including achieving our profitability and financial performance objectives.
In November 2023, we initiated our Global Operations Review, which involves narrowing our commercial focus to certain anticipated growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. These efforts have to date included, and may in the future include, the exit or discontinuation of select product lines; changes to our pricing architecture within certain channels; cash-accretive inventory reduction initiatives; non-cash charges such as provision for excess and obsolete inventory and potential additional impairment charges, write-offs and disposals of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; planned and future reductions in our workforce; and the suspension and substantial cessation of our operational activities in China in the first half of 2025.
Our Global Operations Review, cost structure improvement measures, cost-reduction initiatives, workforce reductions, suspension and substantial cessation of our operational activities in China, and the timing and success of reducing operating expenses and achieving our profitability and financial performance objectives are subject to many risks and uncertainties. For example, the charges associated with our recent reductions-in-force may be greater than anticipated, and we may be unable to realize the contemplated benefits of any of the foregoing. Additionally, our ability to make progress toward continuing to reduce our operating expenses and achieving our profitability and financial performance objectives is dependent on a number of assumptions and uncertainties, including, without limitation, demand in the plant-based meat category and for our products, which has continued to decline; our ability to both raise capital and reduce costs and achieve positive gross margin; our ability to grow revenues and meet operating expense reduction targets, which may be subject to factors beyond our control; timing of capital expenditures; and our ability to monetize inventory and manage working capital. The other risks described in this report may also hinder our ability to implement our strategic initiatives. As a result, we cannot guarantee that we will achieve our profitability and financial performance objectives in the future, whether on our expected timelines, or at all.
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
For example, in May 2025, we entered into the Second Amendment, which provided for, among other things, the surrender of the Surrendered Premises, continued leasing of approximately 220,519 rentable square feet of existing premises under the Campus Lease, a one-time termination fee of $1.0 million, transfer of title to certain equipment, construction of modifications to the Surrendered Premises, payment of the difference in base rent and parking charges payable by a new tenant and payment of customary brokers’ fees. And in July 2025, we entered into the Varda Sublease, which provided for the sublease of approximately 54,749 rentable square feet subject to the Campus Lease. We may not be able to build out or occupy the rest of the Campus Headquarters and are considering subleasing, assigning or otherwise transferring additional unoccupied space, or negotiating further partial lease terminations but may be unable to enter into or negotiate such an agreement or partial termination, which could have an adverse effect on our operating and financial results. An agreement to partially terminate, sublease, assign or otherwise transfer the unoccupied part of the Campus Headquarters would be subject to certain risks and uncertainties. For example, the agreement may not be completed on terms advantageous to us because the rental rate we receive under the agreement may not fully cover the rental rate we pay under the Campus Lease for the same space or our subtenants may fail to make lease payments, which may result in impairment charges for right-of-use assets and prepaid lease costs and could have a negative impact on our financial condition and results of operations. In addition, a partial termination of the lease could result in a penalty payment to exit the lease and non-cash write-off of prepaid lease costs, the amounts of which could be material and which could have a negative impact on our financial condition and results of operations.
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
If demand does not materialize at the rate forecasted, we may not be able to scale back our manufacturing expenses or overhead costs quickly enough to correspond to the lower than expected demand. This could result in lower margins and adversely impact our business and results of operations. Additionally, if product demand continues to decrease or stays flat or we fail to forecast demand accurately, our results may be adversely impacted due to higher costs resulting from lower manufacturing utilization, causing higher cost of goods sold per pound. Further we may be required to recognize excess or obsolete inventory write-off charges, or excess capacity charges. We routinely monitor and recognize excess or obsolete inventory write-off charges when appropriate, which has negatively impacted our results of operations. For example, in the first quarter of 2025, we recorded incremental provision for excess and obsolete inventory in the amount of $4.3 million arising from specific strategic decisions to increase inventory provision for certain inventory items.

If we are unable to sell our inventory in a timely manner, it could become obsolete, which could require us to write-down or write-off obsolete inventory, which could harm our operating results.
There is a risk that we may be unable to sell our inventory in a timely manner to avoid it becoming obsolete. If we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, we would be required to increase our inventory provision or write-off obsolete inventory and our operating results could be substantially harmed. Alternatively, we may be required to mark down certain products to sell any excess inventory or to sell such inventory through liquidation channels at significantly lower prices, which would negatively impact our business and operating results. For example, in the first quarter of 2025, we recorded incremental provision for excess and obsolete inventory in the amount of $4.3 million arising from specific strategic decisions to increase inventory provision for certain inventory items.
Fluctuations in our results of operations for our second and third quarters may impact, and may have a disproportionate effect on our overall financial condition and results of operations.
Our business is subject to seasonal fluctuations that may have a disproportionate effect on our results of operations. Generally, we expect to experience greater demand for certain of our products during the U.S. summer grilling season. In 2025, 2024 and 2023, U.S. retail channel net revenues during the second quarter were 5%, 21% and 10% higher than the first quarter, respectively. In general, any historical effects of seasonality have been more pronounced within our U.S. retail channel, with revenue contribution from this channel generally tending to be greater in the second and third quarters of the year, driven by increased levels of grilling activity, higher levels of purchasing by customers ahead of holidays, the impact of customer shelf reset activity and the timing of product restocking by our retail customers. Any factors that harm our second and third quarter operating results, including disruptions in our supply chain, adverse weather or unfavorable economic conditions, may have a disproportionate effect on our results of operations for the entire year. In an environment of heightened uncertainty from potential recessionary and inflationary pressures, prolonged weakness in the plant-based meat category, competition and other factors impacting our business, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.
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
In 2023, we reduced our workforce by approximately 65 employees, representing approximately 19% of our global non-production workforce (or approximately 8% of our total global workforce). On February 24, 2025, our board of directors approved a plan to reduce our workforce in North America and the EU by approximately 44 employees, representing approximately 17% of our global non-production workforce (or approximately 6% of our total global workforce). In addition, as part of our Global Operations Review, on February 24, 2025, our board of directors approved a plan to suspend our current operational activities in China, which substantially ceased by the end of the second quarter of 2025. As part of this plan, we are reducing our workforce in China by approximately 20 employees, representing approximately 95% of our China workforce (or approximately 3% of our total global workforce).
On August 6, 2025, our management approved a plan to reduce our current workforce in North America by approximately 44 employees, representing approximately 6% of our total global workforce. This decision was based on cost-reduction initiatives intended to reduce cost of goods sold and operating expenses.

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
Risks Related to Our Investments
Our international manufacturing operations have required and may continue to require substantial investments and are subject to numerous risks and uncertainties. The suspension and substantial cessation of our operational activities in China in the first half of 2025 has resulted and may continue to result in significant accelerated depreciation and impairment charges in 2025.
Our substantial investment in manufacturing facilities in China and Europe have exposed and may continue to expose us to substantial risks and, as a result, we may not realize a return on our investment. For example, although we invested a significant amount to establish local operations in China, in February 2025, our board of directors approved a plan to suspend our operational activities in China, which substantially ceased as of the end of the second quarter of 2025. As such, we have not realized a sufficient return on our investment in China. We have incurred certain cash and non-cash charges in connection with the suspension and substantial cessation of our operational activities in China in the first half of 2025. As a result of our decision to suspend our operational activities in China, we currently estimate that we will incur accelerated depreciation and other inventory and asset write-offs in China totaling $13.0 million to $14.0 million through the end of 2026, of which $3.2 million in accelerated depreciation related to the reassessment of useful lives of certain assets was recognized in the first half of 2025, and the remainder of which is expected to be evenly distributed through the end of the fourth quarter of 2026.
Unforeseen delays in the suspension and substantial cessation of our operational activities in China may cause us to incur additional expenses. Operating or otherwise repurposing or disposing of our facilities in China may require additional capital expenditures and the efforts and attention of our management team and other personnel, which will divert resources from our existing business or operations. In addition, our manufacturing facility in Enschede, the Netherlands may not provide us with all of the operational and financial benefits we expect to receive. These and other risks may result in our not realizing a return on, or losing some or all, of our investments in China and Europe, which could have a material adverse effect on our financial condition and financial performance.
Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital
If the build out of our Campus Headquarters does not operate in accordance with our expectations, or if we are unable to build out or occupy the rest of the Campus Headquarters and cannot negotiate a partial lease termination, or sublease, assign or otherwise transfer the unoccupied space on terms favorable to us or at all, which may result in penalty payments, impairment charges and/or write-offs, our business or financial condition or results of operations may be adversely affected.
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
In May 2025, we entered into the Second Amendment, which provided for, among other things, the surrender of the Surrendered Premises, continued leasing of approximately 220,519 rentable square feet of existing premises under the Campus Lease, a one-time termination fee of $1.0 million, transfer of title to certain equipment, construction of modifications to the Surrendered Premises, and payment of customary brokers’ fee of $479,544. And in July 2025, we entered into the Varda Sublease, which provided for the sublease of approximately 54,749 rentable square feet subject to the Campus Lease.
We may not be able to build out or occupy the rest of the Campus Headquarters and are considering surrendering, subleasing, assigning or otherwise transferring the remaining unoccupied space, or negotiating additional partial lease terminations but may be unable to enter into or negotiate such an agreement or partial termination, which could have an adverse effect on our operating and financial results. An agreement to partially terminate, sublease, assign or otherwise transfer the unoccupied part of the Campus Headquarters would be subject to certain risks and uncertainties. For example, the agreement may not be completed on terms advantageous to us because the rental rate we receive under the agreement may not fully cover the rental rate we pay under the Campus Lease for the same space or our subtenants may fail to make lease payments, which may result in impairment charges for right-of-use assets and prepaid lease costs and could have a negative impact on our financial condition and results of operations. In addition, a partial termination of the lease could result in a penalty payment to exit the lease and non-cash write-off of prepaid lease costs, the amounts of which could be material and which could have a negative impact on our financial condition and results of operations.
Under the terms of the Third Amendment, in exchange for a release of certain claims, the Landlord agreed to provide to the Company a rent credit of up to $700,000 for certain tenant improvements, a tenant improvement allowance of up to $150,000 to construct certain improvements, and an extension to the end of the initial term of the Campus Lease for a Landlord-approved subtenant, assignee or transferee to use the tenant improvement allowance to construct improvements for its intended use. The inability of a subtenant, assignee, or transferee to use the tenant improvement allowance to construct improvements may limit us from subleasing, assigning, or otherwise transferring the rest of the Campus Headquarters. Further, there could be unanticipated difficulties in initiating and maintaining operations at the Campus Headquarters, including, but not limited to, IT system interruptions, other infrastructure support problems or the Campus Headquarters may prove less conducive to our operations than currently anticipated. These risks could all result in operational inefficiencies or similar difficulties that could prove difficult or impossible to remedy and could have an adverse impact on our financial condition and results of operations.
Our significant indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Notes.

As of June 28, 2025, we had approximately $1.4 billion of consolidated indebtedness and other liabilities. On May 7, 2025, we entered into the Loan and Security Agreement, pursuant to which the Lenders agreed to provide for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $100.0 million. On June 26, 2025, at our request, Unprocessed Foods, as the sole Lender at such time, made a Delayed Draw Term Loan to us in the principal amount of $40.0 million and in connection with this Delayed Draw Term Loan, we issued to Unprocessed Foods Warrants to purchase 3,823,454 shares of common stock with an exercise price of $3.26 per share, fair value per share of $2.088 and an aggregate fair value of approximately $8.0 million. The change in fair value per share as of June 28, 2025 was not material. The aggregate fair value of the issued Warrants recorded in Delayed draw term loan warrants as of June 28, 2025 was $8.0 million.The Delayed Draw Term Loans are secured by a first-priority lien and security interest in substantially all of our assets and the assets of certain of our subsidiaries, subject to certain exceptions. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of

Operations—Liquidity and Capital Resources—Liquidity—Loan and Security Agreement; Warrant Agreement elsewhere in this report.
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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our current or future indebtedness, including our indebtedness under the Loan and Security Agreement and the Notes, as applicable, depends on our future performance and our ability to raise additional capital, which is subject to economic, financial, competitive and other factors beyond our control. We may be unable to refinance the Notes on terms satisfactory to us, or at all. Such financing and other potential financings could result in substantial dilution to stockholders, and could result in the reduction in the trading price of our common stock, imposition of debt covenants and repayment obligations, or security interests on our assets or other restrictions that may adversely affect our business. For example, if we draw further on the Delayed Draw Term Loan Facility under our Loan and Security Agreement and the Lenders exercise their Warrants pursuant to the Warrant Agreement, the resulting issuance of our common stock to such Lenders would have a dilutive effect on our current stockholders and could negatively affect the trading price of our common stock.
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
Holders of the Notes may, subject to a limited exception, require us to repurchase their Notes following a “Fundamental Change” (as defined in the indenture governing the Notes (the “Indenture”)) at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid special and additional interest, if any. In addition, all conversions of Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion, including possible tax liabilities arising from potential cancellation of indebtedness income. In addition, applicable law, regulatory authorities and the agreements governing our future indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. For example, the Loan and Security Agreement contains covenants that restrict our ability to make certain payments on the Notes and restrictions that may limit our ability to raise additional financing. See Note 6, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. Our failure to repurchase the Notes or to pay the cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the Fundamental Change itself could also lead to a default under agreements governing our future indebtedness, which may result in that indebtedness becoming immediately payable in full. If the repayment of such future indebtedness were to be accelerated after any applicable notice or grace periods, then we may not have sufficient funds to repay that indebtedness and repurchase the Notes or make cash payments upon their conversion and could cause us to become insolvent or enter bankruptcy proceedings.
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
As of June 28, 2025, we had cash and cash equivalents and restricted cash totaling $117.3 million. In addition to the Notes and the funds available to us under the Loan and Security Agreement, we expect to raise significant additional capital through the issuance of additional equity and/or debt securities, and/or incur other indebtedness, some or all of which may be secured, to continue to fund our operations and repay our indebtedness in the future. On June 26, 2025, at our request, Unprocessed Foods, as the sole Lender at such time, made a Delayed Draw Term Loan to us in the principal amount of $40.0 million and in connection with this delayed draw term loan, we issued to Unprocessed Foods, Warrants to purchase 3,823,454 shares of common stock with an exercise price of $3.26 per share, fair value per share of $2.088 and an aggregate fair value of $8.0 million. The change in fair value per share as of June 28, 2025 was not material. The aggregate fair value of the issued Warrants recorded in Delayed draw term loan warrants as of June 28, 2025 was $8.0 million, which was recorded as a reduction of the $40.0 million in debt balance and will be amortized to interest expense using the effective interest rate method.
To continue bolstering and restructuring our balance sheet, subject to our compliance with applicable laws, the applicable requirements of the Loan and Security Agreement and our Equity Distribution Agreement, with B. Riley, as sales agent, under the ATM Program, and market conditions, we expect to raise additional capital through the issuance of equity and/or debt securities in 2025, through the ATM Program or otherwise, which will result in additional dilution to our existing stockholders and may negatively impact the market price of our common stock. Similarly, if we draw further on the Delayed Draw Term Loan Facility under our Loan and Security Agreement and the Lenders exercise their Warrants pursuant to the Warrant Agreement, the resulting issuance of our common stock to such Lenders would have a dilutive effect on our current stockholders and could negatively affect the trading price of our common stock. Any issuance of equity or debt securities may be for cash or in exchange for our outstanding Notes, which could have a highly dilutive effect on current stockholders and could negatively affect the trading price of our common stock. In addition to resulting in additional dilution to our existing stockholders or negatively affecting the trading price of our common stock, any such potential financings may result in the imposition of security interests on our assets, debt covenants and repayment obligations, or other restrictions that may adversely affect our business. For example, the Loan and Security Agreement contains covenants that restrict our ability to engage in certain transactions and could limit our ability to raise additional financing. See Note 6, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. Furthermore, any securities issued pursuant to potential financings may include rights that are senior to our shares of common stock. In addition, the capital markets may experience extreme volatility and disruption, including high interest rates in certain geographic regions and higher borrowing costs, which could adversely affect our liquidity and financial condition, including our ability to access the capital markets to raise capital and meet liquidity needs. We may be unable to raise additional capital for reasons including, without limitation, our operational and/or financial performance, investor confidence in us and the plant-based meat industry, credit availability from banks and other financial institutions and the status of current projects. We cannot assure you that we will be able to successfully raise additional funds for the amounts needed or when needed, or on terms commercially acceptable, if at all. Our inability to raise required capital in the future would have a material adverse effect on our business, financial condition and results of operations.
Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among others:
•demand in the plant-based meat category and for our products, which has continued to decline;
•our rate of revenue generation and the success of our planned gross margin expansion initiatives;

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
•our investment in and build out of our Campus Headquarters, including the timing and success of surrendering, subleasing, assigning or otherwise transferring the remaining excess space or negotiating any other partial lease terminations at our Campus Headquarters on terms advantageous to us or at all;
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
•any lawsuits related to our products or commenced against us;
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

There can be no assurance that we will be able to achieve our business plan objectives or be able to achieve our profitability and financial performance objectives. If we are unable to generate adequate funds from operations and/or raise sufficient additional funds, we may not be able to repay our existing debt, including the Notes, continue to operate our business, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations. Any such failure could also cause us to become insolvent or enter bankruptcy proceedings.
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
The judgment of the CJEU determined that the manner in which the Contested Decree seeks to ban meat names for plant-based foods is unlawful under EU law. It sets a precedent on the extent to which EU member states may regulate the naming of plant-based foods at the national level in the absence of harmonization at the EU level. In its judgment, the CJEU also ruled that “meat” is defined under EU law as “edible parts of certain animals.” The Company is taking the view that the CJEU’s interpretation only affects the use of the term in the sales denomination on the label and not the use of the term in marketing and advertising materials. Following the CJEU’s judgment, the case was referred to the French High Administrative Court, which, on January 28, 2025, annulled the Contested Decree and the New Decree. Beyond Meat has been reimbursed by the French State for legal costs incurred in challenging the Contested Decree, for a total of 3,000 euros.
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
Moreover, the Netherlands Food and Consumer Product Safety Authority sent the New Plant a warning letter indicating that the use of the term “gehakt” (“mince”) contravened the Dutch Commodities Act on Meat, Minced Meat and Meat Products. While we believe the Company has a defendable position, we have chosen to amend our labelling voluntarily going forward.
On July 16, 2025, the European Commission published a Proposal for a Regulation to amend Annex VII of Regulation (EU) No 1308/2013, which governs the common organization of the markets in agricultural products. The Proposal aims to introduce a new Part Ia to Annex VII, titled “Meat and Meat Product Designations”, defining “meat” as the “edible parts of an animal” and restricting the use of “meat products” along with several related terms exclusively to products derived from meat of animal origin. Under the current draft, these restrictions would apply not only to the name of the product but also at “all stages of marketing”. While still in the early stages of the legislative process and subject to potential changes, the Proposal, if adopted, could impact the Company’s ability to use certain words in connection with plant-based products across all EU member states.
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
Further, South Africa recently adopted Regulations relating to Meat Analogues, which also impose restrictions on the use of certain terms for plant-based products.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. For example, we may sell additional shares of common stock in public or private offerings, or pursuant to our ATM Program, and may also sell securities convertible into common stock. In addition, 8,234,230 shares of our common stock are reserved for potential issuance upon the conversion of the Notes. Furthermore, pursuant to the Warrant Agreement, holders of Warrants have the right to purchase up to, in the aggregate, 9,558,635 shares of our common stock upon the exercise of any Warrants. On June 26, 2025, at our request, Unprocessed Foods, as the sole Lender at such time, made a Delayed Draw Term Loan to us in the principal amount of $40.0 million and, in connection with this Delayed Draw Term Loan, we issued to Unprocessed Foods Warrants to purchase 3,823,454 shares of common stock with an exercise price of $3.26 per share, fair value per share of $2.088 and an aggregate fair value of $8.0 million.
We expect to raise significant additional capital through the issuance of additional equity and/or debt securities, and/or incur other indebtedness, some or all of which may be secured, to continue to fund our operations and repay our indebtedness in the future. To continue bolstering and restructuring our balance sheet, subject to our compliance with applicable laws, the applicable requirements of the Loan and Security Agreement and our Equity Distribution Agreement with B. Riley, as sales agent, under the ATM Program, and market conditions, we expect to raise additional capital through the issuance of equity and/or debt securities in 2025, through the ATM Program or otherwise, which will result in additional dilution to our existing stockholders and may negatively impact the market price of our common stock. Any issuance of additional equity or debt securities may be for cash or in exchange for our outstanding Notes, which could have a highly dilutive effect on current stockholders and could negatively affect the trading price of our common stock. Similarly, if we draw further on the Delayed Draw Term Loan Facility under our Loan and Security Agreement and the Lenders exercise their Warrants pursuant to the Warrant Agreement, the resulting issuance of our common stock to such Lenders would have a dilutive effect on our current stockholders and could negatively affect the trading price of our common stock. In addition to resulting in additional dilution to our existing stockholders or negatively affecting the trading price of our common stock, any such potential financings may result in the imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. For example, the Loan and Security Agreement contains covenants that restrict our ability to engage in certain transactions and could limit our ability to raise additional financing. Furthermore, any securities issued pursuant to potential financings may include rights that are senior to our shares of common stock.

Any issuance of shares and/or other securities in exchange for the Notes may result in a utilization of a significant amount of our operating loss and tax credit carryforwards. Additionally, as a result of any sales or issuances of a substantial number of shares of our common stock or any other equity-linked securities, we could become subject to a significant annual limitation on utilization of any remaining operating loss and tax credit carryforwards due to ownership change limitations provided by the Internal Revenue Code (the “Code”) and similar state tax provisions. As a result of any such ownership change, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset our future net taxable income may be subject to limitations, which could potentially result in increased future income tax liability to us.
Sales or issuances of our common stock, by us or otherwise, or the perception in the market that the holders of a large number of shares of our common stock intend to sell shares, could reduce the market price of our common stock. We cannot predict the size of future sales or issuances of our common stock or securities convertible into our common stock or the effect, if any, that any such future sales or issuances will have on the market price of our common stock.
Our ability to utilize our federal net operating loss and tax credit carryforwards may be limited under Sections 382 and 383 of the Code.
As of December 31, 2024, the Company has accumulated federal, state and foreign net operating loss carryforwards of approximately $1.2 billion, $477.5 million and $107.1 million, respectively. Approximately $1.1 billion of the federal net operating losses and $76.1 million of the state net operating losses do not expire and the remaining federal, state and foreign tax loss carryforwards begin to expire in 2031, 2031 and 2025 respectively, unless previously utilized. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Code and similar state provisions. In addition, any issuance of shares and/or other securities in exchange for the Notes may result in a utilization of a significant amount of our operating loss and tax credit carryforwards.
The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. We have experienced several ownership changes none of which is expected to result in a material limitation on the future use of our net operating loss and credit carryforwards generated prior to these ownership changes. However, any future changes in our stock ownership (including, for example, as a result of any sales or issuances of a substantial number of shares of our common stock or other equity-linked securities), which may be outside of our control, may trigger an ownership change and, consequently, Section 382 and 383 limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset such taxable income may be subject to limitations, which could potentially result in increased future income tax liability to us. We are currently analyzing whether and to what extent we have experienced an ownership change pursuant to Section 382; and to the extent such change occurred, the impact to the availability of our tax attributes.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 28, 2025, none of our directors or executive officers of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBIT

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	10-Q	6/12/2019	3.1
3.2#	Warrant Agreement, dated as of May 7, 2025, among Beyond Meat, Inc. and the warrant holders party thereto.	8-K	5/7/2025	3.1
3.3	Amended and Restated Bylaws.	8-K	2/13/2024	3.1
4.1	Form of Common Stock Certificate.	S-1/A	3/27/2019	4.1
4.2	Description of Registrant’s Securities.	10-K	3/1/2023	4.3
4.3	Indenture, dated as of March 5, 2021, between Beyond Meat, Inc. and U.S. Bank National Association, as trustee.	8-K	3/5/2021	4.1
4.4	Form of certificate representing 0% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.1 to the Form 8-K filed on 3/5/21).	8-K	3/5/2021	4.1
10.1#+	Loan and Security Agreement, dated as of May 7, 2025, among Beyond Meat, Inc., as borrower, Unprocessed Foods, LLC, as a lender, the other lenders party thereto from time to time and the guarantors party thereto from time to time.	8-K	5/7/2025	10.1
10.2*	Form of Indemnification Agreement with directors and executive officers.	S-1/A	1/9/2019	10.11
10.3*	Form of Indemnification Agreement with directors and executive officers (approved May 6, 2025).	10-Q	5/8/2025	10.4
10.4+	Second Amendment to Lease, dated May 9, 2025, by and between HC Hornet Way, LLC and Beyond Meat, Inc.	8-K	5/15/2025	10.1
10.5	Third Amendment to Lease, dated July 16, 2025, by and between HC Hornet Way, LLC and Beyond Meat, Inc.				X
10.6#+	Sublease Agreement effective as of July 22, 2025 by and between Beyond Meat, Inc. and Varda Space Industries, Inc.	8-K	7/28/2025	10.1
10.7	Fifth Amendment to Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire LeMone Revocable Trust and the Company, dated June 2, 2025.				X
10.8++	Engagement Letter dated as of August 6, 2025 by and between Beyond Meat, Inc. and AP Services, LLC	8-K	8/6/2025	10.1	X
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
					X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2025 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders' Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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
++ Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEYOND MEAT, INC.

Date:	August 8, 2025	By:	/s/ Ethan Brown
Ethan Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2025	By:	/s/ Lubi Kutua
Lubi Kutua
Chief Financial Officer, Treasurer
(Principal Financial Officer)