Form 10-Q
period 2025-09-27
BEYOND MEAT, INC.
filed 2025-11-12
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 001-38879

BEYOND MEAT, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-4087597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

888 N Douglas Street, Suite 100
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                Yes  ☐   No  ☒
As of November 11, 2025, the registrant had 453,570,181 shares of common stock, $0.0001 par value per share, outstanding.

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
•our ability to obtain additional equity or debt financing, the terms of any such financing, and our ability to continue to bolster our balance sheet;
•risks associated with our indebtedness, leverage and liquidity relating to our significant debt, including our ability to repay our indebtedness, limitations on our cash flows from operating activities and our ability to satisfy our obligations under each of the Loan and Security Agreement (as defined below), our 0% Convertible Senior Notes due 2027 (the “2027 Notes”) and our 7.00% Convertible Senior Secured Second Lien PIK Toggle Notes due 2030 (the “2030 Notes” and, together with the 2027 Notes, the “Notes”) issued in the exchange offer related to the 2027 Notes, which expired on October 28, 2025 (the “Exchange Offer”), and the covenants in the Loan and Security Agreement and respective indentures relating to the Notes;
•our ability to repay or refinance the Notes and the loans under the Loan and Security Agreement; our ability to raise the funds necessary to repurchase the Notes for cash, under certain circumstances, or to pay any cash amounts due under the Notes; our ability to pay tax liabilities arising from cancellation of indebtedness income in connection with the Exchange Offer; the impact of the Exchange Offer on future availability of our pre-change net operating loss carryforwards and other tax attributes to offset our future net taxable income; the annual limitations on utilization of any remaining operating loss and tax credit carryforwards due to ownership change limitations provided by the Internal Revenue Code and similar state tax provisions; the significant dilution to our stockholders prior to the Exchange Offer that resulted from the Exchange Offer and the additional dilution that will result if we exchange any portion of our outstanding Notes for equity, issue shares of our common stock with respect to the 2030 Notes (including any 2030 Notes issued as payment-in-kind interest on such 2030 Notes), including in connection with conversions of the 2030 Notes at our option or at the option of holders, upon equitization of the 2030 Notes, as payment of accrued interest in the form of common stock or in payment of certain make-whole payments on the 2030 Notes, in each case pursuant to the terms of the 2030 Notes, or if the lenders under the Loan and Security Agreement exercise their related warrants to purchase shares of our common stock (the “Warrants”), as further described herein; provisions in the respective indentures governing the Notes and the Loan and Security Agreement delaying or preventing an otherwise beneficial takeover of us; and any adverse impact on our reported financial condition and results from the accounting methods for the Notes;
•our ability to remediate the existing material weakness in our internal control over financial reporting disclosed in this report and maintain effective internal control over financial reporting and disclosure controls and procedures;

i

•a further decrease in demand, and the underlying factors negatively impacting demand, in the plant-based meat category, including the exacerbation of weakness in the category by the macroeconomic trends discussed in this report;
•market price fluctuations in the price of our common stock which may reflect market and trading dynamics unrelated to our underlying business, operating and financial performance or prospects or macro or industry fundamentals which may not coincide in timing with the disclosure of news or developments by or affecting us, causing the market price of our common stock to fluctuate dramatically or decline rapidly, regardless of any developments in our business or financial results;
•the impact of general economic conditions in the U.S. and international markets on us, our customers, our suppliers, our vendors and consumers, including concerns related to high inflation, geopolitical and economic uncertainty and instability, a potential recession, the shutdown of the federal government including regulatory agencies, tariffs and trade wars, and the effects of those conditions on consumer spending;
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
•the timing and success of narrowing our commercial focus to certain anticipated growth opportunities; accelerating activities that prioritize gross margin expansion and cash generation, including as part of our review of our global operations initiated in 2023 (“Global Operations Review”); changes to our pricing architecture within certain channels; cash-accretive inventory reduction initiatives; and further cost-reduction initiatives;
•our ability to successfully execute our Global Operations Review and any resulting strategic plans, including the exit or discontinuation of select product lines; the impact of non-cash charges such as provision for excess and obsolete inventory and potential additional impairment charges, write-offs, disposals and accelerated depreciation of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; workforce reductions; and the suspension and substantial cessation of our operational activities in China in the first half of 2025;
•matters relating to our El Segundo Campus and Innovation Center (“Campus Headquarters”) including, without limitation, the ability to meet our obligations under our Campus Headquarters lease, as amended from time to time (the “Campus Lease”), the timing of occupancy and completion of the build-out of our remaining space, any cost overruns or delays, the impact of workforce reductions or other cost-reduction initiatives on our space demands, the impact of the surrender of a portion of the existing premises, the impact of the sublease of a portion of the existing premises, and the timing and success of surrendering, subleasing, assigning or otherwise transferring the remaining excess space or negotiating additional partial lease terminations and/or subleases or other dispositions of our Campus Headquarters on terms advantageous to us or at all, including any potential additional impairment charges that may result;

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
•impairment charges, including due to any future changes in estimates, judgments or assumptions, failure to achieve forecasted operating results, weakness in the economic environment, changes in market conditions, declines in our market capitalization, failure to sublease, assign or otherwise transfer the remaining excess space or negotiate additional partial lease terminations and/or subleases or other dispositions of our Campus Headquarters on terms advantageous to us or at all, and the suspension and substantial cessation of our operational activities in China in the first half of 2025;
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
•changes in the retail landscape, including our ability to maintain and expand our distribution footprint, the timing, success and level of trade and promotion discounts, our ability to maintain and grow market share and increase household penetration, repeat purchases, buying rates (amount spent per buyer) and purchase frequency, our ability to maintain and increase sales velocity of our products, and the timing and success of planned new products or recently launched products, including Beyond Ground, Beyond Steak Filet, Beyond Chicken Pieces, Beyond Steak, our Beyond IV platform and Beyond Sun Sausage;

•changes in the foodservice landscape, including the timing, success and level of marketing and other financial incentives to assist in the promotion of our products, our ability to maintain and grow market share and attract and retain new foodservice customers or retain existing foodservice customers, and our ability to introduce and sustain offering of our products on menus;
•the timing and success of distribution expansion and new product introductions, including the timing and success of planned new products or recently launched products, such as Beyond Ground, Beyond Steak Filet, Beyond Chicken Pieces, Beyond Steak, our Beyond IV platform and Beyond Sun Sausage, in increasing revenues and market share;
•our ability to differentiate and continuously create innovative products, respond to competitive innovation and achieve speed-to-market, including the timing and success of planned new products or recently launched products such as Beyond Ground, Beyond Steak Filet, Beyond Chicken Pieces, Beyond Steak, our Beyond IV platform and Beyond Sun Sausage;
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
•our ability to successfully enter new geographic markets, manage our international business and comply with any applicable laws and regulations, including risks associated with doing business in foreign countries, and our ability to comply with the U.S. Foreign Corrupt Practices Act or other anti-corruption laws;
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
v

•changes in laws and government regulation, and their enforcement, affecting our business, including the U.S. Food and Drug Administration (“FDA”) and the U.S. Federal Trade Commission governmental regulation, and state, local and foreign regulation, and any adverse effects due to the recent U.S. government shutdown and potential disruptions at the FDA, SEC and other government agencies and regulatory authorities;
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

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	September 27, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$117,296	$131,913
Restricted cash, current	1,170	1,041
Accounts receivable, net	27,920	26,862
Inventory	110,294	113,444
Prepaid expenses and other current assets	31,048	11,332
Assets held for sale	910	1,864
Total current assets	288,638	286,456
Restricted cash, non-current	12,600	12,600
Property, plant and equipment, net	254,387	184,887
Operating lease right-of-use assets	5,218	123,975
Prepaid lease costs, non-current	35,704	68,005
Other non-current assets, net	1,599	622
Investment in unconsolidated joint venture	1,523	1,601
Total assets	$599,669	$678,146
Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$46,091	$37,571
Current portion of operating lease liabilities	1,753	4,125
Accrued expenses and other current liabilities	11,244	11,656
Accrued litigation settlement	—	7,250
Short-term finance lease liabilities	4,554	851
Total current liabilities	$63,642	$61,453
Long-term liabilities:
2027 notes, net	$1,144,427	$1,141,476
Delayed draw term loans, net	77,734	—
Delayed draw term loan warrants	14,825	—
Operating lease liabilities, net of current portion	4,023	73,613
Finance lease obligations and other long-term liabilities	79,083	2,812
Total long-term liabilities	$1,320,092	$1,217,901
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	September 27, 2025	December 31, 2024
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	$—	$—
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 76,751,920 shares and 76,065,969 shares issued and outstanding at September 27, 2025 and December 31, 2024, respectively	8	8
Additional paid-in capital	657,549	644,004
Accumulated deficit	(1,434,377)	(1,241,531)
Accumulated other comprehensive loss	(7,245)	(3,689)
Total stockholders’ deficit	$(784,065)	$(601,208)
Total liabilities and stockholders’ deficit	$599,669	$678,146
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net revenues	$70,218	$81,006	$213,907	$249,794
Cost of goods sold	62,988	66,698	199,151	218,101
Gross profit	7,230	14,308	14,756	31,693
Research and development expenses	4,917	6,133	18,186	21,478
Selling, general and administrative expenses	37,230	39,084	122,598	128,529
Loss from impairment of long-lived assets	77,414	—	77,414	—
Total operating expenses	119,561	45,217	218,198	150,007
Loss from operations	(112,331)	(30,909)	(203,442)	(118,314)
Other income (expense), net:
Interest expense	(4,418)	(1,028)	(7,444)	(3,072)
Remeasurement of warrant liability	5,318	—	5,318	—
Other, net	750	5,405	12,799	6,005
Total other income (expense), net	1,650	4,377	10,673	2,933
Loss before taxes	(110,681)	(26,532)	(192,769)	(115,381)
Income tax expense (benefit)	—	6	—	(26)
Equity in losses of unconsolidated joint venture	7	38	77	61
Net loss	$(110,688)	$(26,576)	$(192,846)	$(115,416)
Net loss per share available to common stockholders—basic and diluted	$(1.44)	$(0.41)	$(2.52)	$(1.78)
Weighted average common shares outstanding—basic and diluted	76,670,868	65,060,729	76,455,931	64,880,008
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net loss	$(110,688)	$(26,576)	$(192,846)	$(115,416)
Other comprehensive loss, net of tax:
Foreign currency translation losses, net of tax	(48)	(1,164)	(3,556)	(294)
Comprehensive loss, net of tax	$(110,736)	$(27,740)	$(196,402)	$(115,710)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2023	64,624,140	$6	$573,128	$(1,081,253)	$(5,249)	$(513,368)
Net loss	—	—	—	(54,361)	—	(54,361)
Issuance of common stock under equity incentive plans, net	228,702	—	(430)	—	—	(430)
Share-based compensation for equity classified awards	—	—	6,075	—	—	6,075
Foreign currency translation adjustment	—	—	—	—	673	673
Balance at March 30, 2024	64,852,842	$6	$578,773	$(1,135,614)	$(4,576)	$(561,411)
Net loss	—	—	—	(34,479)	—	(34,479)
Issuance of common stock under equity incentive plans, net	140,476	—	(105)	—	—	(105)
Share-based compensation for equity classified awards	—	—	5,773	—	—	5,773
Foreign currency translation adjustment	—	—	—	—	197	197
Balance at June 29, 2024	64,993,318	$6	$584,441	$(1,170,093)	$(4,379)	$(590,025)
Net loss	—	—	—	(26,576)	—	(26,576)
Issuance of common stock under equity incentive plans, net	177,810	—	(64)	—	—	(64)
Share-based compensation for equity classified awards	—	—	5,905	—	—	5,905
Foreign currency translation adjustment	—	—	—	—	(1,164)	(1,164)
Balance at September 28, 2024	65,171,128	$6	$590,282	$(1,196,669)	$(5,543)	$(611,924)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2024	76,065,969	$8	$644,004	$(1,241,531)	$(3,689)	$(601,208)
Net loss	—	—	—	(52,916)	—	(52,916)
Issuance of common stock under equity incentive plans, net	342,908	—	(220)	—	—	(220)
Share-based compensation for equity classified awards	—	—	5,853	—	—	5,853
Foreign currency translation adjustment	—	—	—	—	(1,040)	(1,040)
Balance at March 29, 2025	76,408,877	$8	$649,637	$(1,294,447)	$(4,729)	$(649,531)
Net loss	—	—	—	(29,242)	—	(29,242)
Issuance of common stock under equity incentive plans, net	188,747	—	(86)	—	—	(86)
Share-based compensation for equity classified awards	—	—	4,304	—	—	4,304
Foreign currency translation adjustment	—	—	—	—	(2,468)	(2,468)
Balance at June 28, 2025	76,597,624	$8	$653,855	$(1,323,689)	$(7,197)	$(677,023)
Net loss	—	—	—	(110,688)	—	(110,688)
Issuance of common stock under equity incentive plans, net	154,296	—	(73)	—	—	(73)
Share-based compensation for equity classified awards	—	—	3,767	—	—	3,767
Foreign currency translation adjustment	—	—	—	—	(48)	(48)
Balance at September 27, 2025	76,751,920	$8	$657,549	$(1,434,377)	$(7,245)	$(784,065)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash flows from operating activities:
Net loss	$(192,846)	$(115,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from impairment of long-lived assets	77,414	—
Depreciation and amortization	25,043	17,464
Non-cash lease expense	3,331	6,198
Share-based compensation expense	13,924	17,753
Provision for credit losses	(198)	232
Loss on sale and write-down of fixed assets	128	493
Amortization of debt issuance costs	2,987	2,951
Equity in losses of unconsolidated joint venture	77	61
Unrealized gains on foreign currency transactions	(11,193)	(1,118)
Change in common stock warrant liability	(5,318)	—
Paid-in-kind interest	1,499	—
Net change in operating assets and liabilities:
Accounts receivable	(38)	(2,977)
Inventories	5,334	5,361
Prepaid expenses and other current assets	(1,322)	144
Accounts payable	(1,379)	(797)
Accrued expenses and other current liabilities	(7,847)	7,135
Prepaid lease costs, non-current	(5,117)	(4,933)
Operating lease liabilities	(2,617)	(2,412)
Net cash used in operating activities	$(98,138)	$(69,861)
Cash flows from investing activities:
Purchases of property, plant and equipment	$(9,330)	$(4,540)
Proceeds from sale of fixed assets	1,256	4,093
Proceeds from note receivable on assets previously held for sale	83	—
Proceeds from security deposits	—	437
Net cash used in investing activities	$(7,991)	$(10)
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash flows from financing activities:
Proceeds from delayed draw term loans	$100,000	$—
Payments of debt issuance costs	(10,314)	—
Principal payments under finance lease obligations	(1,486)	(683)
Proceeds from exercise of stock options	6	18
Payments of minimum withholding taxes on net share settlement of equity awards	(385)	(617)
Net cash provided by (used in) financing activities	$87,821	$(1,282)
Net decrease in cash, cash equivalents and restricted cash	(18,308)	(71,153)
Cash, cash equivalents and restricted cash at the beginning of the period	145,554	205,935
Effect of foreign currency exchange rate changes on cash	3,820	108
Cash, cash equivalents and restricted cash at the end of the period	$131,066	$134,890
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$2	$16
Non-cash investing and financing activities:
Issuance of common stock warrants in connection with delayed draw term loans	$20,363	$—
Non-cash additions to property, plant and equipment	$676	$5,482
Offering and issuance costs, accrued not paid	$7,736	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,877	$1,755
Reclassification of pre-paid lease costs to finance lease right-of-use assets	$19,929	$123
Non-cash addition to financing leases	$10,238	$4,618

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
On August 6, 2025, management of the Company approved a plan to reduce the Company’s workforce in North America by approximately 40 employees, representing approximately 5% of the Company’s total global workforce. This decision was based on cost-reduction initiatives intended to reduce cost of goods sold and operating expenses. The Company incurred one-time cash charges of approximately $1.1 million in connection with the reduction-in-force, primarily consisting of severance payments, employee benefits and related costs, in all cases, provided to departing employees.
Loan and Security Agreement; Warrant Agreement
On May 7, 2025, the Company, as borrower, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Unprocessed Foods, LLC, an affiliate of the Ahimsa Foundation, as lender (“Unprocessed Foods”), the other lenders party thereto from time to time (together with Unprocessed Foods, the “Lenders”), and certain of the Company’s subsidiaries party thereto from time to time, as guarantors (together with the Company, the “Loan Parties”), pursuant to which the Lenders agreed to provide for a senior secured delayed draw term loan facility (the “Delayed Draw Term Loan Facility” and the loans thereunder, the “Delayed Draw Term Loans”) in an aggregate principal amount of $100.0 million. Beyond Meat EU B.V., a subsidiary of the Company (“Beyond Meat BV”), has guaranteed the Company’s obligations under the Loan and Security Agreement. The Delayed Draw Term Loans are secured by a first-priority lien and security interest in

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

substantially all of the assets, subject to certain exceptions, of the Company and Beyond Meat BV. On June 26, 2025 and September 18, 2025, at the Company’s request, Unprocessed Foods, as the sole Lender at such time, made Delayed Draw Term Loans to the Company in the principal amounts of $40.0 million (the “Initial Draw”) and $60.0 million (the “Second Draw”), respectively. The Company plans to continue to use the proceeds from such Delayed Draw Term Loans for general corporate purposes. See Note 7.
On May 7, 2025, in connection with the entry into the Loan and Security Agreement, the Company and the Lenders entered into a warrant agreement (the “Warrant Agreement”) setting forth the rights and obligations of the Company and the Lenders as holders (in such capacity, the “Holders”) in connection with warrants (the “Warrants”) representing such Holders’ right to purchase up to, in the aggregate, 9,558,635 shares of the Company’s common stock (the “Maximum Warrant Share Amount”) at an initial exercise price of $3.26 per share calculated based on the terms of the Warrant Agreement. The Loan and Security Agreement provides that at each funding date of any Delayed Draw Term Loan, the Company will execute and deliver to the applicable Lenders Warrants representing the pro rata portion of the Maximum Warrant Share Amount based on the amount of Delayed Draw Term Loan provided by such Lender on the date thereof. See Note 7.
On June 26, 2025, in connection with the Initial Draw, the Company issued to Unprocessed Foods Warrants to purchase 3,823,454 shares of common stock with an exercise price of $3.26 per share, a fair value per share of $2.09 and an aggregate fair value of $8.0 million. See Note 2 and Note 7.
As of June 28, 2025, the Company concluded it was reasonably certain to draw the remaining $60.0 million available under the Delayed Draw Term Loan Facility before December 31, 2025, and therefore reasonably certain that it would issue to the Lenders Warrants to purchase the remaining 5,735,181 unissued shares of common stock pursuant to the Loan and Security Agreement. The fair value of the contingently issuable Warrants measured as of June 28, 2025 using a Monte Carlo simulation was $12.1 million. The Company recorded $20.1 million in liability for the total fair value of the issued and contingently issuable Warrants in Delayed draw term loan warrants in its unaudited condensed consolidated balance sheet at June 28, 2025. See Note 2 and Note 7.
On September 18, 2025, the Company drew the remaining $60.0 million available under the Delayed Draw Term Loan Facility. In connection with the Second Draw, the Company issued to Unprocessed Foods Warrants to purchase 5,735,181 shares of common stock with an exercise price of $3.26 per share, that were previously accounted for as contingently issuable Warrants. The Company remeasured the fair value of the Warrants issued in connection with the Second Draw as of September 18, 2025, resulting in a fair value per share of $1.49 and an aggregate fair value of $8.5 million, and recognized a reduction in fair value in the amount of $3.6 million in the Company’s unaudited condensed consolidated statements of operations in Other income (expense), net in the three months ended September 27, 2025. The Company remeasured the fair value of the total warrant liability as of September 27, 2025 marking it to market and recognized an additional reduction in fair value in the amount of $1.7 million in the Company’s unaudited condensed consolidated statements of operations in Other income (expense), net. See Note 2 and Note 7.
Subsequent to the quarter ended September 27, 2025, in connection with the Exchange Offer (as defined below), on October 15, 2025, the Company entered into a First Amendment to the Loan and Security Agreement, dated as of October 15, 2025 (the “First Amendment to LSA”) with Unprocessed Foods, and an Intercreditor Agreement, dated as of October 15, 2025 (the “Intercreditor Agreement”), among Unprocessed Foods, Wilmington Trust, National Association and the Company. See Note 15.
Partial Lease Termination and Sublease
On May 9, 2025, the Company entered into the Second Amendment to Lease (the “Second Amendment”) with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), amending that certain Lease dated January 14, 2021 (the “Original Lease” and as amended from time to time, the “Campus Lease”). The

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Second Amendment provided for, among other things, the surrender by the Company to the Landlord of approximately 61,556 rentable square feet of the existing premises (the “Surrendered Premises”), a release of all claims arising out of, or based upon, any act, matter, or thing regarding the Surrendered Premises, and the continued leasing of approximately 220,519 rentable square feet of the existing premises. See Note 3.
On July 16, 2025, the Company and the Landlord entered into the Third Amendment to Lease (the “Third Amendment”) resolving a dispute between the Company and the Landlord regarding the provision and disbursement of the tenant improvement allowance under the Campus Lease. Under the terms of the Third Amendment, in exchange for a release of certain claims, the Landlord agreed to provide to the Company a rent credit of up to $700,000 for certain tenant improvements, a tenant improvement allowance of up to $150,000 to construct certain improvements, and an extension to the end of the initial term of the Campus Lease for a Landlord-approved subtenant, assignee or transferee to use the tenant improvement allowance to construct improvements for its intended use. See Note 3.
Effective as of July 22, 2025, the Company entered into a Sublease Agreement (the “Varda Sublease”) with Varda Space Industries, Inc., a Delaware corporation (the “Subtenant”), pursuant to which the Company subleased to the Subtenant approximately 54,749 rentable square feet of the existing premises at the Campus Headquarters. See Note 3. Subsequent to the quarter ended September 27, 2025, the Company entered into a letter agreement, dated as of October 7, 2025, with the Landlord and the Subtenant, pursuant to which, among other things, the Landlord provided its consent to the Varda Sublease. See Note 15.
Subsequent to the quarter ended September 27, 2025 and in connection with the Varda Sublease, the Company and the Landlord entered into a Fourth Amendment to Lease, dated as of October 7, 2025 (the “Fourth Amendment”). Under the terms of the Fourth Amendment, the Company and the Landlord agreed to amend the schedule for reducing the Company’s letter of credit under the Campus Lease, provided that the Company is not in default at the time of each reduction. See Note 15.
Exchange Offer and Consent Solicitation
Subsequent to the quarter ended September 27, 2025, the Company commenced an exchange offer (the “Exchange Offer”) to exchange any and all of its 0% Convertible Senior Notes due 2027 (the “2027 Notes”) issued pursuant to the indenture governing such notes dated as of March 5, 2021 (the “2027 Notes Indenture”), for a pro rata portion of (i) up to $202.5 million in aggregate principal amount of 7.00% Convertible Senior Secured Second Lien PIK Toggle Notes due 2030 (the “2030 Notes”) and (ii) up to 326,190,370 shares of the Company’s common stock (the “New Shares”). Simultaneously with the Exchange Offer, the Company solicited consents (the “Consent Solicitation”) from holders of the 2027 Notes to adopt certain proposed amendments (the “Proposed Amendments”) to the 2027 Notes Indenture. See Note 15.
On October 15, 2025 (the “Early Settlement Date”), the Company completed the early settlement of the exchange of the 2027 Notes that were validly tendered on or before the early tender deadline of 5:00 p.m., New York City time, on October 10, 2025 (the “Early Tender Date”) in the Exchange Offer. Pursuant to the early settlement of the Exchange Offer, $1,114,603,000 in aggregate principal amount of the 2027 Notes were validly tendered, accepted for exchange by the Company and subsequently cancelled (collectively, the “Early Tendered Notes”). On the Early Settlement Date, the Company issued (i) $208,717,000 in aggregate principal amount of 2030 Notes (inclusive of $12.5 million in aggregate principal amount of 2030 Notes as payment to certain holders of 2027 Notes that had entered into a transaction support agreement with the Company relating to the Exchange Offer (the “SteerCo Premium”)) and (ii) 316,150,176 New Shares, in exchange for the Early Tendered Notes. The Company also completed the Consent Solicitation and entered into a supplemental indenture (the “Supplemental Indenture”) to the 2027 Notes Indenture with U.S. Bank, National Association, as trustee (the “2027 Notes Trustee”). See Note 15.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

On October 30, 2025 (the “Final Settlement Date”), the Company completed the final settlement of the exchange of the 2027 Notes that were validly tendered in the Exchange Offer and not validly withdrawn following the Early Tender Date. Pursuant to the final settlement of the Exchange Offer, an additional $5,938,000 in aggregate principal amount of the 2027 Notes were validly tendered, accepted for exchange by the Company and subsequently cancelled (collectively, the “Additional Tendered Notes”). In connection with the final settlement of the Exchange Offer, on the Final Settlement Date, the Company issued (i) $1,004,000 in aggregate principal amount of 2030 Notes and (ii) 1,684,270 New Shares, in exchange for the Additional Tendered Notes. See Note 15.
ATM Program
Subsequent to the quarter ended September 27, 2025, the Company sold 58,888,790 shares of common stock under the ATM Program (as defined below) for an aggregate offering price of $151.7 million. Sales agent commission costs related to these sales under the ATM Program were $3.0 million, resulting in aggregate net proceeds of approximately $148.7 million. As of October 27, 2025, the Company had approximately $2,000 in capacity remaining for further sale of shares of common stock under the ATM Program and approximately $50.0 million in total capacity remaining available under the 2024 Shelf Registration Statement (as defined below). See Note 8.
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
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any other interim period or for any other future fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the 2024 10-K. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date.
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
Management’s Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company include trade promotion accruals; useful lives of property, plant and equipment; valuation of long-lived assets; valuation of deferred tax assets; valuation of inventory; incremental borrowing rate used to determine lease right-of-use assets and lease liabilities; assessment of contract-based factors, asset-based factors, entity-based factors and market-based factors to determine the lease term impacting right-of-use assets and lease liabilities; the valuation of the fair value of stock options and performance stock units (“PSUs”) used to determine share-based compensation expense; the valuation of the fair value of common stock used in the remeasurement of warrant liability; and liabilities and loss contingency accruals in connection with claims, lawsuits and administrative proceedings. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates and such differences may be material to the financial statements.
Issuance Costs
Issuance costs related to the 2027 Notes were capitalized and offset against proceeds from the 2027 Notes. Issuance costs consist of financial advisor fees, legal expenses and other costs related to the issuance of the 2027 Notes and are amortized to interest expense over the term of the 2027 Notes. See Note 7.
Issuance costs related to the ATM Program are capitalized to reflect the costs associated with the issuance of new shares of common stock and offset against proceeds from the ATM Program. See Note 8.
As of June 28, 2025, issuance costs related to the Delayed Draw Term Loan Facility were apportioned to the $40.0 million Initial Draw and the remaining $60.0 million undrawn Delayed Draw Term Loan Facility as of such date. Issuance costs apportioned to the Initial Draw were recorded as debt discount and are being amortized to interest expense over the term of the Initial Draw using the effective interest rate method. Issuance costs apportioned to the remaining $60.0 million Delayed Draw Term Loan that was undrawn as of June 28, 2025 were recorded in Prepaid expenses and other current assets in the Company’s unaudited condensed consolidated balance sheet as of June 28, 2025. On September 18, 2025, upon the $60.0 million Second Draw, the issuance costs in Prepaid expenses and other current assets were reclassified to debt discount and are being amortized to interest expense over the term of the Second Draw using the effective interest rate method. Pursuant to the Loan and Security Agreement accrued and unpaid interest expense from the Delayed Draw Term Loans compounded quarterly is paid-in-kind (“PIK”) interest which is added to the principal amount of Delayed draw term loans, net in the Company’s unaudited condensed consolidated balance sheet. See Note 7.
As of September 27, 2025, issuance costs of $18.1 million related to the Exchange Offer were recorded in Prepaid expenses and other current assets in the Company’s unaudited condensed consolidated balance sheet. The Company paid $10.3 million in issuance costs related to the Exchange Offer and the Delayed Draw Term Loans in the nine months ended September 27, 2025.
Stock Warrant Liability
The Company accounts for freestanding warrants to purchase shares of its common stock as a liability, as the underlying shares of common stock are redeemable any time after issuance of the warrants and, therefore,

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

may obligate the Company to transfer assets at some point in the future. The warrants to purchase shares of common stock are recorded at fair value upon issuance and are subject to remeasurement at each balance sheet date. Any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations in Other income (expense), net. Contingently issuable warrants are valued using a Monte Carlo simulation and the value is initially recorded as a warrant liability. See Note 7.
Foreign Currency
Foreign currency translation losses, net of tax, reported as cumulative translation adjustment through Other comprehensive loss, net of tax were $48,000 and $1.2 million in the three months ended September 27, 2025 and September 28, 2024, respectively. Net realized and unrealized foreign currency transaction gains included in Other, net were $0.1 million and $4.1 million in the three months ended September 27, 2025 and September 28, 2024, respectively.
Foreign currency translation losses, net of tax, reported as cumulative translation adjustment through Other comprehensive loss, net of tax were $3.6 million and $0.3 million in the nine months ended September 27, 2025 and September 28, 2024, respectively. Net realized and unrealized foreign currency transaction gains included in Other, net were $11.1 million and $0.6 million, in the nine months ended September 27, 2025 and September 28, 2024, respectively.
Fair Value of Financial Instruments
The Company had no financial instruments measured at fair value on a recurring basis at December 31, 2024.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 in the three and nine months ended September 27, 2025 and September 28, 2024.
On June 26, 2025, in connection with the Initial Draw, the Company issued to Unprocessed Foods Warrants to purchase 3,823,454 shares of common stock with an exercise price of $3.26 per share, a fair value per share of $2.09 and an aggregate fair value of $8.0 million. The aggregate fair value of the issued Warrants was recorded as a discount to the $40.0 million in term loan balance included in Delayed draw term loans, net in the Company’s unaudited condensed consolidated balance sheet and is being amortized to interest expense using the effective interest rate method.
The following were the assumptions used in the Black-Scholes option-pricing model to determine the fair value of the Warrants issued in connection with the Initial Draw at issuance on June 26, 2025:

Risk-free interest rate	3.79%
Average expected term (years)	5.0
Expected volatility	69.35%
Dividend yield	—
As of June 28, 2025, the Company concluded it was reasonably certain to draw the remaining $60.0 million available under the Delayed Draw Term Loan Facility before December 31, 2025, and therefore reasonably certain that it would issue to the Lenders Warrants to purchase the remaining 5,735,181 unissued shares of common stock pursuant to the Loan and Security Agreement. The fair value of the contingently issuable Warrants measured as of June 28, 2025 using a Monte Carlo simulation was $12.1 million. The Company recorded $20.1 million in liability for the total fair value of the issued and contingently issuable Warrants in Delayed draw term loan warrants in its unaudited condensed consolidated balance sheet at June 28, 2025.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following were the assumptions used in the Monte Carlo simulation to determine the fair value of the contingently issuable Warrants as of June 28, 2025, assuming the draw of the remaining $60.0 million available under the Delayed Draw Term Loan Facility before December 31, 2025:

Assumption	As of June 28, 2025
Issue date	June 26, 2025
Expiration date	June 26, 2030
Remaining term to expiration (years)	5.0
Remaining term to expiration (trading weeks)	260
Annualized volatility	70.00%
Risk-free interest rate (continuous)	3.76%
On September 18, 2025, the Company drew the remaining $60.0 million available under the Delayed Draw Term Loan Facility. In connection with the Second Draw, the Company issued to Unprocessed Foods Warrants to purchase 5,735,181 shares of common stock with an exercise price of $3.26 per share, that were previously accounted for as contingently issuable Warrants. The Company remeasured the fair value of the Warrants issued in connection with the Second Draw as of September 18, 2025, resulting in a fair value per share of $1.49 and an aggregate fair value of $8.5 million, and recognized a reduction in fair value in the amount of $3.6 million in the Company’s unaudited condensed consolidated statements of operations in Other income (expense), net in the three months ended September 27, 2025.
The following were the assumptions used in the Black-Scholes option-pricing model to remeasure the fair value of the previously contingently issuable Warrants at issuance on September 18, 2025:

Risk-free interest rate	3.67%
Average expected term (years)	4.8
Expected volatility	69.97%
Dividend yield	—
The Company remeasured the fair value of the total warrant liability as of September 27, 2025 marking it to market and recognized an additional reduction in fair value in the amount of $1.7 million in the Company’s unaudited condensed consolidated statements of operations in Other income (expense), net. The following were the assumptions used in the Black-Scholes option-pricing model to remeasure the fair value of total warrant liability as of September 26, 2025, the last trading day of the period:

Risk-free interest rate	3.76%
Average expected term (years)	4.8
Expected volatility	70.00%
Dividend yield	—

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table sets forth a summary of the changes in the fair value of the warrant liability for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Beginning balance	$20,143	$—	$—	$—
Fair value of warrants issued during the period	—	—	20,143	—
Remeasurement of warrants issued on September 18, 2025(1)	(3,638)	—	(3,638)	—
Change in fair value of issued warrants	(1,680)	—	(1,680)	—
Ending balance	$14,825	$—	$14,825	$—
______________
(1) Remeasurement relates to Warrants that were issued on September 18, 2025 that were contingently issuable as of June 28, 2025.
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
Impairment of Long-Lived Assets
Long-lived assets, including, but not limited to, property, plant and equipment, lease right-of-use assets, and prepaid lease costs, are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. When events or circumstances indicate that impairment may be present, management evaluates the probability that future undiscounted net cash flows expected from the use of the asset plus the residual value from the ultimate disposal will be less than the carrying value of the asset. If the estimated recoverable amounts are less than the carrying value of the asset, then such assets are written down to their fair values and an impairment loss is recognized based on the difference between the carrying value of the asset and its estimated fair value. During the quarter ended September 27, 2025, the Company identified certain indicators of impairment to the long-lived assets, and as a result tested those asset groups for impairment, which resulted in an impairment loss of $77.4 million that was recorded in its unaudited condensed consolidated statements of operations for the three and nine months ended September 27, 2025. See Note 6.
Leases
Leases are classified as either finance leases or operating leases based on criteria in Accounting Standards Codification (“ASC”) 842, “Leases.”
The Company has finance leases for its Campus Headquarters and for certain equipment used for research and development and operations. An asset and a corresponding liability for finance lease obligations are established for the cost of a finance lease. Finance lease assets are included in Property, plant and equipment, net in the Company’s consolidated balance sheets.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Operating leases include lease arrangements for the Company’s corporate offices, other than the Campus Headquarters, manufacturing facilities, warehouses, vehicles and, to a lesser extent, certain equipment. Operating leases with a term greater than one year are recorded in the Company’s unaudited condensed consolidated balance sheets as operating lease right-of-use assets and operating lease liabilities at the commencement date. Operating lease assets represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments arising from the lease.
The Company records these balances initially at the present value of future minimum lease payments calculated using the Company’s incremental borrowing rate and expected lease term. The Company estimates the incremental borrowing rate for each lease based on prevailing market rates for collateralized debt in a similar economic environment with similar payment terms and maturity dates commensurate with the terms of the lease. Certain adjustments to the lease right-of-use assets may be required for items such as initial direct costs paid or incentives received. Certain leases contain variable payments, which are expensed as incurred and not included in the Company’s lease right-of-use assets and lease liabilities. These amounts primarily include payments for maintenance, utilities, taxes and insurance on the Company’s corporate, research and development, and manufacturing facilities and warehouse leases and are excluded from the present value of the Company’s lease obligations. Some leases also include early termination options, which can be exercised under specific conditions. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company does not have residual value guarantees or material restrictive covenants associated with its leases. Upon adoption of Accounting Standards Update (“ASU”) 2016-02, the Company elected to combine lease and non-lease components on all new or modified leases into a single lease component, for all classes of assets, which the Company recognizes over the expected term on a straight-line expense basis. The Company elected to separate the lease and non-lease components on all new or modified operating leases for the co-manufacturing class of assets for the purpose of recording operating lease right-of-use assets and operating lease liabilities. See Note 3.
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
Under ASC 842, a partial lease termination is accounted for as a lease modification that requires a reassessment of the lease classification for the remaining lease components based on the facts and circumstances at the effective date of the modification. When the Company enters into a lease termination, the termination penalty and the revised lease consideration from the amended lease payment schedule are allocated to the remaining lease components on the effective date of the termination. If the modification causes the remaining lease to meet any of the finance lease criteria, it would be reclassified from an operating lease to a finance lease for the remaining term. If the reassessment results in a change from an operating lease to a finance lease, the subsequent accounting for the remaining lease components will follow the finance lease model. This would involve separating the lease expense into interest expense and amortization expense in the Company’s unaudited condensed consolidated statement of operations and reflecting principal payments as financing activities in the Company’s unaudited condensed consolidated statement cash flows. In connection with the partial lease termination of the Campus Headquarters, the Company concluded that the classification of the remaining portion of the Campus Lease had changed from an operating lease to a finance lease. See Note 3.
Revenue Recognition
At the end of each accounting period, the Company recognizes a contra asset to accounts receivable for estimated sales discounts that have been incurred but not paid which totaled $4.8 million and $6.8 million as of

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

September 27, 2025 and December 31, 2024, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.
Presentation of Net Revenues by Channel
The Company’s revenues are attributed to the country where the products are delivered. The following table presents the Company’s net revenues by channel:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
(in thousands)
U.S.:
Retail	$28,537	$34,969	$92,806	$116,926
Foodservice	10,524	14,478	30,992	37,132
U.S. net revenues	39,061	49,447	123,798	154,058
International:
Retail	15,810	16,565	44,359	46,728
Foodservice	15,347	14,994	45,750	49,008
International net revenues	31,157	31,559	90,109	95,736
Net revenues	$70,218	$81,006	$213,907	$249,794
Two distributors accounted for approximately 13% and 11% of the Company’s gross revenues, respectively, in the three months ended September 27, 2025 and two distributors accounted for approximately 15% and 11% of the Company’s gross revenues, respectively, in the three months ended September 28, 2024. One distributor accounted for approximately 14% of the Company’s gross revenues in the nine months ended September 27, 2025 and one distributor accounted for approximately 13% of the Company’s gross revenues in the nine months ended September 28, 2024. No other customer or distributor accounted for more than 10% of the Company’s gross revenues in the three and nine months ended September 27, 2025 and September 28, 2024.
Earnings (Loss) Per Share
Earnings (loss) per share (“EPS”) represents net income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS represents net income available to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of potential common shares outstanding during the period. Such potential common shares include options, warrants, restricted stock units (“RSUs”), PSUs and convertible notes. In periods when the Company records net loss, all potential common shares are excluded in the computation of EPS because their inclusion would be anti-dilutive. See Note 12.
Prepaid Expenses
Prepaid expenses include prepaid insurance and other prepaid vendor costs, which are expensed in the period to which they relate. Prepaid expenses are included in Prepaid expenses and other current assets in the Company’s unaudited condensed consolidated balance sheets and were $25.3 million and $7.8 million as of September 27, 2025 and December 31, 2024, respectively. Prepaid expenses as of September 27, 2025 included issuance costs of $18.1 million related to the Exchange Offer, issuance costs of $1.8 million related to the ATM Program and $2.4 million in prepaid employee compensation costs.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Shipping and Handling Costs
Outbound shipping and handling costs included in selling, general and administrative (“SG&A”) expenses in the three months ended September 27, 2025 and September 28, 2024 were $1.2 million and $1.7 million, respectively. Outbound shipping and handling costs included in SG&A expenses in the nine months ended September 27, 2025 and September 28, 2024 were $4.1 million and $5.6 million, respectively.
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
New Accounting Pronouncements
In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06 “Disclosure Improvements—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”), which provides amendments to the Codification in response to the 2018 SEC release No. 33-10532, “Disclosure Update and Simplification.” The amendments modify the disclosure and presentation requirements of a variety of Topics in the Codification and apply to all reporting entities within the scope of the affected Topics. ASU 2023-06 is effective for companies that are subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or purpose of issuing securities on the date which the SEC removes the related disclosure from Regulation S-X or Regulation S-K. Early adoption is prohibited. For all other entities, the amendments are effective two years later. If the SEC has not removed the applicable disclosure from Regulation S-X or Regulation S-K by June 30, 2027, the pending content related to ASU 2023-06 will not become effective for any entity and will be removed from the codification. Adoption of ASU 2023-06 is expected to modify the disclosure and presentation requirements only and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In November 2024, the FASB issued ASU 2024-03—“Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (Subtopic 220-40): “Disaggregation of Income Statement Expenses” (“ASU 2024-03”) in order to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. In January 2025, the FASB issued ASU 2025-01—“Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”) to clarify the effective date of ASU 2024-03.
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
In November 2024, the FASB issued ASU 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”) to improve the relevance and consistency in the application of induced conversion guidance in Subtopic 470-20, “Debt—Debt with Conversion and Other Options.” The amendments in ASU 2024-04 clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in ASU 2024-04 affect entities that settle convertible debt instruments for which the conversion privileges were changed to induce conversion. The amendments in ASU 2024-04 are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The amendments in ASU 2024-04 permit an entity to apply the new guidance on either a prospective or a retrospective basis. The Company has not determined the impact of the adoption of ASU 2024-04 will have on the Company’s financial position, results of operations or cash flows.
On July 30, 2025, the FASB issued ASU 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which amends ASC 326-20 “Financial Instruments—Credit Losses: Measured at Amortized Cost,” to provide a practical expedient (for all entities) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, “Revenue From Contracts With Customers.” The amendments in the ASU provide that in developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is not planning to early adopt this accounting pronouncement. The amendments in ASU 2025-05 permit an entity to apply the new guidance on a prospective basis. The amendments in ASU 2025-05 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
Note 3. Leases
See Note 2 and Note 10.
Leases are classified as either finance leases or operating leases based on criteria in ASC 842. The Company has finance leases for its Campus Headquarters and for certain equipment used for research and development and operations. The Company has operating leases for its corporate offices, other than the Campus Headquarters, its manufacturing facilities, warehouses and vehicles, and to a lesser extent, certain equipment. Such leases generally have original lease terms between 2 years and 12 years, and often include one or more options to extend. Some leases also include early termination options, that can be exercised under specific conditions. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company does not have residual value guarantees or material restrictive covenants associated with its leases.
On January 14, 2021, the Company entered into the Original Lease, a 12-year lease with two 5-year extension options to house its corporate headquarters, lab and innovation space (“Campus Headquarters”) in El Segundo, California. Although the Company is involved in the design of the tenant improvements of the Campus Headquarters, the Company does not have title or possession of the assets during construction. In addition, the Company does not obtain control of the leased space at the Campus Headquarters until the tenant improvements for the applicable phase in which the leased space is located have been completed and that phase has been delivered to the Company. The Original Lease was initially classified as an operating lease.
The Company paid $5.1 million and $6.5 million in rent prepayments and payments towards construction costs of the Campus Headquarters in the nine months ended September 27, 2025 and the year ended December 31, 2024, respectively. The rent prepayments and payments made towards construction costs are initially recorded in Prepaid lease costs, non-current in the Company’s unaudited condensed consolidated balance sheets and will ultimately be reclassified as a component of a right-of-use asset upon lease commencement for each phase of the lease.
In the three months ended September 27, 2025, the Company tested its long-lived assets for recoverability and recognized a loss from impairment of prepaid lease costs in the amount of $17.8 million as the results of those tests indicated that prepaid lease costs were not recoverable. See Note 6.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

On September 17, 2024, the Company entered into the First Amendment to Lease, which amendment: (i) revised the square footage of the premises, building and project resulting in: (a) an increase in the Company’s base rent by approximately $851,000 over the initial lease term; (b) an adjustment to the Company’s percentage share of direct expenses; and (c) an increase in the tenant improvement allowance for use in Phase III of the Campus Headquarters; (ii) increased the tenant improvement allowance reflecting a reduction in the scope of the Landlord’s work under the Original Lease; (iii) specified the tenant improvements that must be removed by the Company from the premises if the premises are not occupied in their entirety throughout the initial lease term and first extension term; and (iv) addressed other ministerial matters concerning the Campus Headquarters. Costs associated with this amendment are included in operating lease costs related to research and development expenses and SG&A expenses and are reflected in the tables below.
On May 9, 2025, the Company entered into the Second Amendment, which provided for, among other things, (i) the surrender by the Company to the Landlord of the Surrendered Premises; (ii) a release of all claims arising out of, or based upon, any act, matter, or thing regarding the Surrendered Premises; (iii) the continued leasing of approximately 220,519 rentable square feet of the existing premises (the “Remaining Premises”) by the Company, including parking; (iv) payment by the Company of a one-time termination fee of $1.0 million for the benefit of the Landlord; (v) transfer of ownership to certain equipment from the Company to the Landlord; (vi) construction of modifications to the Surrendered Premises by the Company to be completed by June 30, 2025; (vii) payment by the Company of rent for the Surrendered Premises under the Campus Lease until at latest December 14, 2025; (viii) payment by the Company of the difference between (A) the Company’s base rent and parking charges under the Campus Lease for the Surrendered Premises and (B) the base rent and parking charges payable by a new tenant under its new lease for the Surrendered Premises, beginning on the earlier of when the new tenant commences normal business operations in the Surrendered Premises and December 15, 2025, and ending on the last day of the Initial Term (as defined in the Campus Lease); and (ix) payment by the Company of customary brokers’ fees in connection with the Second Amendment.
Termination costs related to the Surrendered Premises in the nine months ended September 27, 2025 were $32.6 million, consisting of $31.1 million in prepaid rent related to the Surrendered Premises, a $1.0 million one-time termination fee and $0.5 million in brokers’ fees. The termination costs are being recognized over the remaining initial term and first extension term of the Campus Lease. These costs are reflected in the tables below. As a result of these lease modifications under the Second Amendment, the Company remeasured the remaining lease liability and the corresponding right-of-use (“ROU”) asset associated with the continuing portion of the lease. Based on the revised terms, including updated lease payments and term, the Company concluded that the classification of the remaining portion of the lease had changed from an operating lease to a finance lease. As such, $115.6 million previously classified as an operating lease right-of-use asset was reclassified as finance lease right-of-use asset. In addition, the right-of-use assets for the continuing portion of the lease increased by $19.9 million, due to the reclassification of amounts previously recorded as prepaid rent, and by $10.2 million related to increases in the present value of the lease liability following the modification. The remeasurement was performed using the Company’s incremental borrowing rate as of the modification date.
On July 16, 2025, the Company and the Landlord entered into the Third Amendment resolving a dispute between the Company and the Landlord regarding the provision and disbursement of the tenant improvement allowance under the Campus Lease. Under the terms of the Third Amendment, in exchange for a release of certain claims, the Landlord agreed to provide to the Company a rent credit of up to $700,000 for certain tenant improvements, a tenant improvement allowance of up to $150,000 to construct certain improvements, and an extension to the end of the initial term of the Campus Lease for a Landlord-approved subtenant, assignee or transferee to use the tenant improvement allowance to construct improvements for its intended use. The impact of the Third Amendment is not reflected in the tables below because the rent credit and tenant improvement allowance were not estimable as of September 27, 2025.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Effective as of July 22, 2025, the Company entered into the Varda Sublease with the Subtenant, pursuant to which the Company will sublease to the Subtenant approximately 54,749 rentable square feet of the Remaining Premises, consisting of approximately 16,967 rentable square feet of improved space (the “Improved Space”) and approximately 37,782 rentable square feet of unimproved space (the “Unimproved Space” and, collectively with the Improved Space, the “Subleased Premises”).
The Varda Sublease is subject to the applicable terms and conditions of the Campus Lease. The commencement date for the Improved Space is 30 days after receiving Landlord’s consent to the Varda Sublease (the “Improved Space Commencement Date”). The commencement date for the Unimproved Space is the earlier to occur of (i) the date Subtenant achieves substantial completion of its improvements within the Unimproved Space and receives a temporary certificate of occupancy or its equivalent, or (ii) 13 months following the Landlord’s consent to the Varda Sublease (the “Unimproved Space Commencement Date”). The Varda Sublease expires on October 31, 2033, unless extended or sooner terminated pursuant to its terms.
Under the Varda Sublease, Subtenant will pay the Company monthly rent as follows:
(a)For the Improved Space, beginning on the Improved Space Commencement Date: (i) base rent for months one through 12 of approximately $50,901 per month, with annual increases of 3.0%, culminating with a monthly base rent of approximately $64,480 in the final 12 months of the initial Varda Sublease term; and (ii) Subtenant’s allocable share of certain operating expenses, personal property taxes and insurance costs. On condition that no Subtenant default has occurred, Subtenant will receive a rent abatement equal to one-half of the base rent during the second through fifteenth months of the Varda Sublease term.
(b)For the Unimproved Space, beginning on the Unimproved Space Commencement Date: (i) base rent for months one through 12 of approximately $113,346 per month, with annual increases of 3.0%, culminating with a monthly base rent of approximately $143,583 in the final 12 months of the initial Varda Sublease term; and (ii) Subtenant’s allocable share of certain operating expenses, personal property taxes and insurance costs. On condition that no Subtenant default has occurred, Subtenant will receive a rent abatement equal to one-half of the base rent during the second through fifteenth months of the Varda Sublease term.
(c)Beginning on the Improved Space Commencement Date: (i) rent (in an amount equal to parking rent then charged by the Landlord to the Company) for one parking pass per 1,000 rentable square feet of the Subleased Premises for months one through 24 of the Varda Sublease term; and (ii) rent (in an amount equal to parking rent then charged by the Landlord to the Company) for two parking passes per 1,000 rentable square feet of the Subleased Premises for month 25 and for each subsequent month during the Varda Sublease term. On condition that no Subtenant default has occurred, Subtenant will receive a rent abatement equal to one-half of the parking rent for months two through fifteen measured from the Unimproved Space Commencement Date.
Subject to and in accordance with the provisions of a work letter, Subtenant will receive an improvement allowance from the Landlord equal to $3,350,600 to use in constructing improvements within the Unimproved Space and the Company will pay to Subtenant up to $80,000 to construct a demising wall at the Subleased Premises. Subtenant will deliver to the Company a letter of credit in the amount of $1,564,527 as security for the performance of its obligations under the Varda Sublease, which amount is subject to decrease in the future on condition that Subtenant is not then in default of its obligations under the Varda Sublease.
Subsequent to the quarter ended September 27, 2025, the Company entered into a letter agreement, dated as of October 7, 2025, with the Landlord and the Subtenant, pursuant to which, among other things, the Landlord provided its consent to the Varda Sublease.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The lease for the Company’s Manhattan Beach Project Innovation Center expired on January 31, 2024. Costs associated with this lease through its expiration date are included in operating lease costs related to research and development expenses and are reflected in the tables below.
Concurrent with the Company’s execution of the Original Lease, the Company delivered to the Landlord a letter of credit in the amount of $12.5 million as security for the performance of its obligations under the Campus Lease. Subsequent to the quarter ended September 27, 2025 and in connection with the Varda Sublease, the Company and the Landlord entered into the Fourth Amendment to Lease whereby the parties agreed to amend the schedule for reduction of the Company’s letter of credit to: (i) $8.25 million on November 9, 2026; (ii) $6.25 million on November 9, 2027; and (iii) $3,125,000 on November 9, 2028; provided the Company is not then in default of its obligations under the Campus Lease. The letter of credit is secured by a $12.6 million deposit included in the Company’s unaudited condensed consolidated balance sheets as “Restricted cash, non-current” as of September 27, 2025 and December 31, 2024.
Given the Company’s intention to reduce its overall operating expenses and cash expenditures, on February 2, 2024, the Company terminated the agreement to purchase a property in Enschede, the Netherlands (the “Enschede Property”) and the security deposit was returned to the Company, which was subsequently paid to the purchaser of the property to be applied towards the deposit and future lease payments. The Company entered into a lease agreement with the purchaser of the property to lease the approximately 114,000 square foot property for an initial period of five years with an option to extend the initial term for an additional five years at an annual rent of approximately €1.0 million. The lease is classified as a finance lease in the Company’s unaudited condensed consolidated balance sheets as of September 27, 2025 and December 31, 2024. Costs associated with this lease are included in finance lease costs related to cost of goods sold and are reflected in the tables below.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Lease costs for operating and finance leases were as follows:

		Three Months Ended
(in thousands)	Statement of Operations Location	September 27, 2025	September 28, 2024
Operating lease cost:
Lease cost	Cost of goods sold	$493	$424
Lease cost	Research and development expenses	—	2,383
Lease cost	Selling, general and administrative expenses	22	612
Variable lease cost(1)	Cost of goods sold	147	65
Variable lease cost(1)	Research and development expenses	—	—
Variable lease cost(1)	Selling, general and administrative expenses	—	1,099
Operating lease cost		$662	$4,583
Short- term lease cost:
Short-term lease cost	Cost of goods sold	$107	$23
Short-term lease cost	Research and development expenses	4	26
Short-term lease cost	Selling, general and administrative expenses	166	144
Short-term lease cost		277	193
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$280	$267
Amortization of right-of use assets	Research and development expenses	2,143	4
Amortization of right-of use assets	Selling, general and administrative expenses	542	—
Interest on lease liabilities	Interest expense	1,710	45
Variable lease cost(1)	Cost of goods sold	11	3
Variable lease cost(1)	Research and development expenses	1	—
Variable lease cost(1)	Selling, general and administrative expenses	1,109	—
Finance lease cost		$5,796	$319
Total lease cost		$6,735	$5,095
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

		Nine Months Ended
(in thousands)	Statement of Operations Location	September 27, 2025	September 28, 2024
Operating lease cost:
Lease cost	Cost of goods sold	$1,319	$1,246
Lease cost	Research and development expenses	2,872	7,151
Lease cost	Selling, general and administrative expenses	1,201	1,890
Variable lease cost(1)	Cost of goods sold	249	181
Variable lease cost(1)	Research and development expenses	—	6
Variable lease cost(1)	Selling, general and administrative expenses	1,468	3,059
Operating lease cost		$7,109	$13,533
Short- term lease cost:
Short-term lease cost	Cost of goods sold	$302	$67
Short-term lease cost	Research and development expenses	34	80
Short-term lease cost	Selling, general and administrative expenses	411	252
Short-term lease cost		$747	399
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$807	$733
Amortization of right-of use assets	Research and development expenses	3,708	11
Amortization of right-of use assets	Selling, general and administrative expenses	542	—
Interest on lease liabilities	Interest expense	2,766	122
Variable lease cost(1)	Cost of goods sold	39	9
Variable lease cost(1)	Research and development expenses	2	1
Variable lease cost(1)	Selling, general and administrative expenses	1,693	—
Finance lease cost		$9,557	$876
Total lease cost		$17,413	$14,808
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	September 27, 2025	December 31, 2024
Assets
Operating leases	Operating lease right-of-use assets	$5,218	$123,975
Finance leases, net	Property, plant and equipment, net	107,142	3,817
Total lease assets		$112,360	$127,792

Liabilities
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$1,753	$4,125
Finance lease liabilities	Accrued expenses and other current liabilities	4,554	851
Long-term:
Operating lease liabilities	Operating lease liabilities, net of current portion	4,023	73,613
Finance lease liabilities	Finance lease obligations and other long-term liabilities	79,083	2,812
Total lease liabilities		$89,413	$81,401

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year, as of September 27, 2025:

	September 27, 2025
(in thousands)	Operating Leases	Finance Leases
Remainder of 2025	$522	$2,960
2026	1,853	10,928
2027	1,565	9,864
2028	900	10,085
2029	615	9,340
Thereafter	800	95,564
Total undiscounted future minimum lease payments	6,255	138,741
Less imputed interest	(479)	(55,323)
Total discounted future minimum lease payments	$5,776	$83,418

Weighted average remaining lease terms and weighted average discount rates were:

	September 27, 2025
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.1	12.9
Weighted average discount rate	4.6%	8.2%

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental cash flow information related to leases:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$527	$2,160	$4,354	$6,491
Operating lease right-of-use assets obtained in exchange for lease liabilities	$(205)	$366	$1,877	$1,755

In the three and nine months ended September 27, 2025, the Company recognized an impairment to its operating lease right-of-use lease assets and recorded an impairment loss in the amount of $0.9 million. See Note 6.
Note 4. Inventories
Major classes of inventory were as follows:

	September 27, 2025	December 31, 2024
(in thousands)
Raw materials and packaging	$48,704	$51,303
Work in process	17,511	28,204
Finished goods	44,079	33,937
Total	$110,294	$113,444
Note 5. Property, Plant and Equipment
The Company records property, plant, and equipment at cost and includes finance lease assets in Property, plant and equipment, net in its unaudited condensed consolidated balance sheets. A summary of property, plant, and equipment as of September 27, 2025 and December 31, 2024, is as follows:

	September 27, 2025	December 31, 2024
(in thousands)
Manufacturing equipment	$154,884	$165,626
Research and development equipment	20,502	20,816
Leasehold improvements	16,968	18,165
Building	29,545	27,155
Finance leases	113,680	5,167
Software	2,685	2,742
Furniture and fixtures	903	941
Vehicles	595	594
Land	5,544	5,416
Assets not yet placed in service	29,511	38,747
Total property, plant and equipment	$374,817	$285,369
Less: accumulated depreciation and amortization	120,430	100,482
Property, plant and equipment, net	$254,387	$184,887

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Depreciation and amortization expense in the three months ended September 27, 2025 and September 28, 2024 was $9.4 million and $5.3 million, respectively. Depreciation and amortization expense in the three months ended September 27, 2025 included $1.7 million in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the suspension and substantial cessation of the Company’s operational activities in China. Of the total depreciation and amortization expense in the three months ended September 27, 2025 and September 28, 2024, $6.1 million (including $1.7 million in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the suspension and substantial cessation of the Company’s operational activities in China) and $4.7 million, respectively, were recorded in cost of goods sold, $2.6 million and $0.5 million, respectively, were recorded in research and development expenses, and $0.7 million and $0.1 million, respectively, were recorded in SG&A expenses, in the Company’s unaudited condensed consolidated statements of operations.
Depreciation and amortization expense in the nine months ended September 27, 2025 and September 28, 2024 was $25.0 million and $17.5 million, respectively. Depreciation and amortization expense in the nine months ended September 27, 2025 included $4.9 million in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the suspension and substantial cessation of the Company’s operational activities in China. Of the total depreciation and amortization expense in the nine months ended September 27, 2025 and September 28, 2024, $18.1 million (including $4.0 million in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the suspension and substantial cessation of the Company’s operational activities in China) and $15.3 million, respectively, were recorded in cost of goods sold, $6.0 million (including $0.9 million in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the suspension and substantial cessation of the Company’s operational activities in China), and $1.5 million, respectively, were recorded in research and development expenses, and $0.9 million and $0.7 million, respectively, were recorded in SG&A expenses, in the Company’s unaudited condensed consolidated statements of operations.
The Company had $0.9 million and $1.9 million in property, plant and equipment concluded to meet the criteria for assets held for sale as of September 27, 2025 and December 31, 2024, respectively. The Company recorded $0.1 million in gain on sale of fixed assets and $(0.1) million in loss on sale of fixed assets in the three months ended September 27, 2025 and September 28, 2024, respectively, and $(0.1) million and $(0.5) million in loss on sale of fixed assets in the nine months ended September 27, 2025 and September 28, 2024, respectively.
In the three and nine months ended September 27, 2025, the Company recorded an impairment charge related to property, plant and equipment in the amount of $58.8 million. See Note 6.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 6. Impairment of Long-Lived Assets
During the three months ended September 27, 2025, the Company experienced lower than expected performance and a sustained decline in its stock price, which hit a 52-week low during the third quarter of 2025, resulting in a decrease in market capitalization. In addition, during the third quarter, the Company determined that the ongoing softness in the plant-based meat category is likely to persist longer than previously anticipated. As a result, Management considered these events to be triggering events requiring the long-lived assets of the Company’s entity-wide asset group (which included property, plant and equipment, right-of-use lease assets and prepaid lease costs, non-current and excluded those sublease assets described below) to be tested for impairment as of September 27, 2025. The Company determined that all of its long-lived assets represent a single entity-wide asset group for the purpose of long-lived asset impairment assessment, excluding those sublease assets described below.
Effective July 22, 2025, the Company entered into a Sublease Agreement (the “Varda Sublease”) with Varda Space Industries. Management determined that the subleased portion of the lease assets represent a separate asset group, as these assets generate identifiable cash flows that are largely independent from the remainder of the entity-wide assets. The long-lived assets for the sublease asset group include the right-of-use lease assets and prepaid lease costs, non-current related to the sublease space. Since the total sublease payments due to the Company are less than the total rent payments under the master lease, management determined that an impairment indicator exists.
Management then performed a recoverability test for the respective asset group and determined that the carrying amount of both of the asset groups was not recoverable as of September 27, 2025. As a result, with the assistance of a third-party valuation specialist, management estimated the fair values of the asset groups respectively, which were less than the carrying values of the corresponding asset groups. The fair values of the asset groups were determined using the market approach for the entity-wide asset group and income approach for the sublease asset group. The significant assumptions used in determining the fair value for the entity-wide asset group under the market approach related to relevant market-based transactions and selected control premium. The significant assumptions used in determining the fair value of the sublease asset group under the income approach primarily related to forecasted cash flows and the selected discount rate used in the discounted cash flow model. The fair value of Property, plant and equipment was determined using the replacement cost method, which is based on the cost to acquire a comparable asset in current market conditions, adjusted for accumulated economic depreciation and an in-utility adjustment to account for the loss of service potential not reflected by physical depreciation. The fair value of the right-of-use lease assets and prepaid lease costs, non-current were determined using an income approach based on market-based rental rates for the relevant markets and property types and the selected discount rate. Significant assumptions used include estimated sublease payments, a period of vacancy before the sublease commences and expenses incurred to sublease the space.

As a result of this assessment, the Company recognized an impairment loss of $77.4 million. The loss was allocated to the long-lived assets within the respective asset groups on a pro rata basis using the relative carrying amounts of those assets, including Property, plant and equipment, net, Operating lease right-of-use assets, and Prepaid lease costs, non-current.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table details the loss from impairment by each major long-lived asset group for the periods indicated (unaudited):

	Three Months Ended
(in thousands)	September 27, 2025	September 28, 2024
Property, plant and equipment	$58,782	$—
Right-of-use lease assets	865	—
Prepaid lease costs, non-current	17,767	—
Loss from impairment of long-lived assets	$77,414	$—
The impairment loss is included in Loss from impairment of long-lived assets in the Company’s unaudited condensed consolidated statements of operations for the three months ended September 27, 2025.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 7. Debt
The following is a summary of debt balances as of September 27, 2025 and December 31, 2024:

	September 27, 2025	December 31, 2024
(in thousands)
2027 Notes(1)	$1,150,000	$1,150,000
Delayed draw term loans	101,499	$—
Debt issuance costs—2027 Notes	(5,573)	(8,524)
Debt issuance costs—Delayed draw term loans	(3,814)	—
Debt discount—Delayed draw term loan warrants	(19,951)	—
Total debt outstanding	$1,222,161	$1,141,476
Less: current portion of long-term debt	—	—
Long-term debt	$1,222,161	$1,141,476
_____________
(1) Subsequent to the quarter ended September 27, 2025, the Company commenced the Exchange Offer. Following the Final Settlement Date, a total of (i) $209,721,000 in aggregate principal amount of 2030 Notes (inclusive of $12.5 million in aggregate principal amount of 2030 Notes as payment of the SteerCo Premium) and (ii) 317,834,446 New Shares have been issued by the Company in connection with the Exchange Offer. The 2027 Notes tendered in the Exchange Offer represented 97.44% of the aggregate outstanding principal amount of the 2027 Notes. Following the Final Settlement Date, $29,459,000 in aggregate principal amount of the 2027 Notes remained outstanding. See Note 15.

2027 Notes
On March 5, 2021, the Company issued $1.0 billion aggregate principal amount of its 0% Convertible Senior Notes due 2027 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). On March 12, 2021, the initial purchasers of the 2027 Notes exercised their option to purchase an additional $150.0 million aggregate principal amount of the Company’s 0% Convertible Senior Notes due 2027, and such additional notes were issued on March 16, 2021.
The total amount of debt issuance costs of $23.6 million was recorded as a discount to 2027 Notes in the Company’s unaudited condensed consolidated balance sheets and is being amortized to interest expense over the term of the 2027 Notes using the effective interest method. In each of the three months ended September 27, 2025 and September 28, 2024, the Company recognized $1.0 million in interest expense related to the amortization of the debt issuance costs related to the 2027 Notes. The annualized effective interest rates in the three months ended September 27, 2025 and September 28, 2024 were 0.34% and 0.35%, respectively. In each of the nine months ended September 27, 2025 and September 28, 2024, the Company recognized $3.0 million in interest expense related to the amortization of the debt issuance costs related to the 2027 Notes. The annualized effective interest rates in the nine months ended September 27, 2025 and September 28, 2024, were 0.34% and 0.35%, respectively. There were $5.6 million and $8.5 million in unamortized issuance costs related to the 2027 Notes as of September 27, 2025 and December 31, 2024, respectively.
The following is a summary of the Company’s 2027 Notes as of September 27, 2025:

(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
2027 Notes	$1,150,000	$5,573	$1,144,427	$117,875	Level 2
The 2027 Notes are carried at face value less the unamortized debt issuance costs on the Company’s unaudited condensed consolidated balance sheets. As of September 27, 2025, the estimated fair value of the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

2027 Notes was approximately $117.9 million. The 2027 Notes are quoted on the Intercontinental Exchange and are classified as Level 2 financial instruments. The estimated fair value of the 2027 Notes was determined based on the actual bid price of the 2027 Notes on September 25, 2025, the last trading day of the period when the 2027 Notes were traded.
As of September 27, 2025, the remaining life of the 2027 Notes was approximately 1.5 years.
Subsequent to the quarter ended September 27, 2025, on September 29, 2025, the Company commenced the Exchange Offer, which was completed with the final settlement of the Exchange Offer on October 30, 2025. See Note 15.
Loan and Security Agreement
On May 7, 2025, the Company, as borrower, entered into the Loan and Security Agreement with the Lenders and certain of the Company’s subsidiaries party thereto from time to time, as guarantors, pursuant to which the Lenders agreed to provide for the Delayed Draw Term Loan Facility and the loans thereunder in an aggregate principal amount of $100.0 million. Beyond Meat BV has guaranteed the Company’s obligations under the Loan and Security Agreement. The Delayed Draw Term Loans are secured by a first-priority lien and security interest in substantially all of the assets, subject to certain exceptions, of the Company and Beyond Meat BV. In connection with the entry into the Delayed Draw Term Loan Facility, the Company paid the Lenders a non-refundable fee of $625,000.
The Delayed Draw Term Loans were available to be drawn in one or more draws until February 7, 2026, subject to a minimum borrowing requirement of $3.0 million and satisfaction or waiver by the Lenders of the applicable conditions precedent set forth in the Loan and Security Agreement. The Delayed Draw Term Loans borrowed under the Loan and Security Agreement mature on February 7, 2030 (the “Initial Maturity Date”), which date may be extended by the Company, with the relevant Lenders’ consent, to no later than May 7, 2035. Borrowings under the Loan and Security Agreement accrue interest at a rate per annum of 12.0%; provided that if the maturity date of any Delayed Draw Term Loan has been extended after the Initial Maturity Date, then such rate per annum will be 17.5% after the Initial Maturity Date. Proceeds of the Delayed Draw Term Loans may not be used to repay, amortize or restructure any debt for borrowed money other than debt owed to the Lenders and debt incurred by a Loan Party to finance the purchase, construction or improvement of any asset or services. Accrued but unpaid interest on each Delayed Draw Term Loan is compounded on a quarterly basis and payable “in kind” by adding the amount of such accrued interest (“PIK” interest) to the principal amount of the outstanding Delayed Draw Term Loans under the Loan and Security Agreement.
Among other things, the Loan and Security Agreement includes covenants that (i) require the Company to maintain liquidity of at least $15.0 million, (ii) do not permit the Company’s cash interest payments due under all of the Loan Parties’ subordinated debt and unsecured debt for borrowed money for any fiscal year of the Company, in the aggregate, to exceed $20.0 million, and (iii) cap the amount of cash that can be used to repay the 2027 Notes at maturity at $60.0 million, subject to increase to the extent of any equity raises by the Company. The Loan and Security Agreement also contains covenants that restrict the ability of the Loan Parties and certain of their subsidiaries to make dividends or distributions, incur additional debt (including subordinated debt), engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change their businesses or make investments. The Loan and Security Agreement also contains change of control provisions that could have the effect of delaying or preventing an otherwise beneficial takeover of the Company.
On June 26, 2025 and September 18, 2025, at the Company’s request, Unprocessed Foods, as the sole Lender at such time, made Delayed Draw Term Loans to the Company in the principal amounts of $40.0 million and $60.0 million, respectively. The Company plans to continue to use the proceeds from such Delayed Draw Term Loans for general corporate purposes.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The total amount of debt issuance costs related to the Delayed Draw Term Loan Facility was $3.9 million, consisting of an upfront fee of $0.6 million paid to the Lender, legal and other costs, of which $1.5 million was apportioned to the Initial Draw and recorded as debt discount and is being amortized to interest expense over the term of the Initial Draw using the effective interest rate method. The remaining $2.4 million in debt issuance costs was apportioned to the remaining $60.0 million in Delayed Draw Term Loan that was undrawn as of June 28, 2025, and was recorded in Prepaid expenses and other current assets in the Company’s unaudited condensed consolidated balance sheet as of June 28, 2025. On September 18, 2025, upon the $60.0 million Second Draw, the issuance costs in Prepaid expenses and other current assets were reclassified to debt discount and are being amortized to interest expense over the term of the Second Draw using the effective interest rate method. As of September 27, 2025, the Company had drawn the entire $100.0 million and had $0 available under the Delayed Draw Term Loan Facility.
In the three and nine months ended September 27, 2025, the Company recorded accrued unpaid interest of $1.5 million in PIK interest expense related to the Delayed Draw Term Loans, $0.2 million in interest expense related to the amortization of the debt discount resulting from the Warrants and $36,000 in amortization of debt issuance costs related to the Delayed Draw Term Loans. Total unamortized debt issuance costs related to the Delayed Draw Term Loans were $3.8 million as of September 27, 2025. No such costs existed as of December 31, 2024.
Subsequent to the quarter ended September 27, 2025, in connection with the Exchange Offer, on October 15, 2025, the Company and Unprocessed Foods entered into the First Amendment to LSA and the Intercreditor Agreement. See Note 15.
Warrant Agreement
On May 7, 2025, in connection with the entry into the Loan and Security Agreement, the Company and the Lenders entered into the Warrant Agreement setting forth the rights and obligations of the Company and the Lenders, as holders, in connection with Warrants representing the Lenders’ right to purchase up to, in the aggregate, 9,558,635 shares of common stock, at an initial exercise price of $3.26 per share calculated based on the terms of the Warrant Agreement. The Loan and Security Agreement provides that at each funding date of any Delayed Draw Term Loan, the Company will execute and deliver to the applicable Lenders, Warrants representing the pro rata portion of the Maximum Warrant Share Amount based on the amount of Delayed Draw Term Loan provided by such Lender on the date thereof.
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
The Warrants will be exercisable by payment in cash from time to time until or prior to 5:00 p.m. (Eastern Time) on June 26, 2030. The Warrants are subject to adjustment from time to time in accordance with the provisions of the Warrant Agreement, including a weighted average adjustment for certain below-market issuances of equity or equity-linked securities, subject to exceptions set forth in the Warrant Agreement. Subject to compliance with applicable federal and state securities laws, the Warrant Agreement and all rights thereunder are transferable by the Holder subject to the terms of the Warrant Agreement.
The Company agreed in the Warrant Agreement to provide certain customary registration rights with respect to the resale of shares of common stock underlying Warrants held by or issuable to the holders from time to time and the Company subsequently registered for resale on a registration statement on Form S-3 the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

9,558,635 shares of common stock underlying the Warrants outstanding. The Warrant Agreement also contains customary indemnity, exculpation and contribution obligations in connection with such registration.
On June 26, 2025, in connection with the Initial Draw, the Company issued to Unprocessed Foods Warrants to purchase 3,823,454 shares of Common Stock with an exercise price of $3.26 per share, a fair value per share of $2.09 and an aggregate fair value of $8.0 million. The aggregate fair value of the issued Warrants was recorded as a discount to the $40.0 million in term loan balance included in Delayed draw term loans, net in the Company’s unaudited condensed consolidated balance sheet and is being amortized to interest expense using the effective interest rate method.
As of June 28, 2025, the Company concluded it was reasonably certain to draw the remaining $60.0 million available under the Delayed Draw Term Loan Facility before December 31, 2025, and therefore reasonably certain that it would issue to the Lenders Warrants to purchase the remaining 5,735,181 unissued shares of common stock pursuant to the Loan and Security Agreement. The fair value of the contingently issuable Warrants measured as of June 28, 2025 using the Monte Carlo simulation was $12.1 million, which amount was initially recorded as a warrant asset and included in Prepaid expenses and other current assets in the Company’s unaudited condensed consolidated balance sheet as of June 28, 2025. The Company recorded $20.1 million in liability for the total fair value of the issued and contingently issuable Warrants in Delayed draw term loan warrants in its unaudited condensed consolidated balance sheet at June 28, 2025.
On September 18, 2025, the Company drew the remaining $60.0 million available under the Delayed Draw Term Loan Facility. In connection with the Second Draw, the Company issued to Unprocessed Foods Warrants to purchase 5,735,181 shares of common stock with an exercise price of $3.26 per share, that were previously accounted for as contingently issuable Warrants. The Company remeasured the fair value of the Warrants issued in connection with the Second Draw as of September 18, 2025, resulting in a fair value per share of $1.49 and an aggregate fair value of $8.5 million, and recognized a reduction in fair value in the amount of $3.6 million in the Company’s unaudited condensed consolidated statements of operations in Other income (expense), net in the three months ended September 27, 2025. The Company remeasured the fair value of the total warrant liability as of September 27, 2025 marking it to market and recognized an additional reduction in fair value in the amount of $1.7 million in the Company’s unaudited condensed consolidated statements of operations in Other income (expense), net. See Note 2.
The debt discount arising from the warrant liability is amortized to interest expense over the life of the Warrant Agreement. Interest expense from the warrant liability amortization in the three and nine months ended September 27, 2025 was $0.2 million.
Note 8. Stockholders’ Deficit
As of September 27, 2025, the Company’s shares consisted of 500,000,000 authorized shares of common stock, par value $0.0001 per share, of which 76,751,920 shares of common stock were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
As of December 31, 2024, the Company’s shares consisted of 500,000,000 authorized shares of common stock, par value $0.0001 per share, of which 76,065,969 shares were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
Subsequent to the quarter ended September 27, 2025, on September 28, 2025, the Board approved an amendment to the Company’s restated certificate of incorporation, subject to approval by the Company’s stockholders at the Company’s special meeting of stockholders to be held on November 19, 2025, to increase the number of authorized shares of the Company’s common stock. If the amendment is approved by the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Company’s stockholders, it will increase the number of authorized shares of common stock of the Company from 500,000,000 to 3,000,000,000, in order to support, among other things, the additional share issuances of common stock issuable upon conversion of the 2030 Notes and under the Restated Plan (as defined below).
The Company has not declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of its capital stock.
Subsequent to the quarter ended September 27, 2025, the Company issued 317,834,446 shares of common stock in connection with the Exchange Offer, and 58,888,790 shares of common stock in connection with sales under the ATM Program. See Note 15.
Common Stock
Common stock reserved for future issuance consisted of the following:

	September 27, 2025	December 31, 2024

Equity incentive compensation awards granted and outstanding	5,579,706	6,859,658
Shares available for issuance under the 2018 Equity Incentive Plan(1)	10,300,099	7,489,593
Shares available for issuance under the 2018 Employee Stock Purchase Plan	4,020,975	3,484,845
Shares reserved for potential issuance under the 2027 Notes	8,234,230	8,234,230
Shares reserved for potential issuance under the warrants	9,558,635	—
Total common stock reserved for future issuance(2)	37,693,645	26,068,326
_________________
(1) Shares available for issuance under the 2018 Equity Incentive Plan includes 145,660 and 225,967 shares at September 27, 2025 and December 31, 2024, respectively, that may be issued pursuant to “PSUs if 200% of the applicable performance target is achieved. See Note 9.
(2) Total common stock reserved for future issuance as of September 27, 2025 excludes: (a) 58,888,790 shares of common stock sold by the Company under the ATM Program subsequent to the quarter ended September 27, 2025 and (b) shares of common stock that may be issued pursuant to the ATM Program discussed below. See Note 15.
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
As of September 27, 2025 and December 31, 2024, 9,750,312 shares of common stock had been sold under the ATM Program since inception for an aggregate offering price of $48.3 million. There were no sales of common stock under the ATM Program in the three and nine months ended September 27, 2025. Total issuance costs related to the ATM Program as of September 27, 2025 and December 31, 2024 were $3.3 million, resulting in aggregate net proceeds of approximately $45.0 million. Of the total issuance costs related to the ATM Program, $0 and $0.3 million remained unpaid as of September 27, 2025 and December 31, 2024, respectively. In the year ended December 31, 2024, approximately $1.6 million was capitalized to reflect the costs associated with the issuance of new shares of common stock and offset against proceeds from the ATM Program. Unamortized issuance costs related to the ATM Program included in Prepaid expenses and other current assets were $1.8 million and $1.7 million as of September 27, 2025 and December 31, 2024, respectively. As of September 27, 2025 and December 31, 2024, approximately $201.7 million in capacity remained available under the 2024 Shelf Registration Statement.
Subsequent to the quarter ended September 27, 2025, the Company sold 58,888,790 shares of common stock under the ATM Program for an aggregate offering price of $151.7 million. Sales agent commission costs related to the ATM Program were $3.0 million, resulting in aggregate net proceeds of $148.7 million. As of October 27, 2025, the Company had approximately $2,000 in capacity remaining for further sale of shares of common stock under the ATM Program and approximately $50.0 million in total capacity remaining available under the 2024 Shelf Registration Statement.
Warrant Agreement and Warrants
On May 7, 2025, in connection with the entry into the Loan and Security Agreement, the Company and the Lenders entered into the Warrant Agreement setting forth the rights and obligations of the Company and the Lenders. See Note 2 and Note 7.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes the shares available for issuance under the 2018 Equity Incentive Plan:

Shares Available for Issuance
Balance - December 31, 2024(1)	7,489,593
Authorized	2,144,521
Granted	(249,246)
Shares withheld to cover taxes	130,396
Forfeited(2)	784,835
Balance - September 27, 2025(3)	10,300,099
____________
(1) Includes 225,967 shares reserved for issuance pursuant to PSUs if 200% of the applicable performance target is achieved.
(2) Includes forfeiture of an additional 80,307 shares reserved for issuance for a potential 200% achievement of the Tranche I award. See Performance Stock Units below.
(3) Includes 145,660 shares reserved for issuance pursuant to PSUs if 200% of the applicable performance target is achieved.

As of September 27, 2025 and December 31, 2024, there were 4,072,723 and 4,392,460 shares, respectively, issuable under stock options outstanding; 1,361,323 and 2,241,231 shares, respectively, issuable under unvested restricted stock units (“RSUs”) outstanding; 145,660 and 225,967 shares, respectively, issuable under unvested PSUs outstanding; 145,660 and 225,967 shares, respectively, reserved for issuance under unvested PSUs outstanding if 200% of the applicable performance target is achieved; 11,662,486 and 10,837,816 shares, respectively, issued for stock option exercises, RSU settlement and restricted stock grants; and 10,300,099 and 7,489,593 shares, respectively, available for grant under the 2018 Equity Incentive Plan.
Subsequent to the quarter ended September 27, 2025, on September 28, 2025, the Board approved an amendment and restatement of the 2018 Equity Incentive Plan (as amended and restated, the “Restated Plan”), effective immediately, subject to approval by the Company’s stockholders at the Company’s special meeting of stockholders to be held on November 19, 2025. If the Restated Plan is approved by the Company’s stockholders, it will, among other things, increase the number of shares of common stock of the Company authorized for issuance thereunder.
Stock Options
Following are the assumptions used in the Black-Scholes valuation model for options granted during the periods shown below:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Risk-free interest rate	N/A	3.9%	N/A	4.3%
Average expected term (years)	N/A	7.0	N/A	7.0
Expected volatility	N/A	55.3%	N/A	55.3%
Dividend yield	N/A	N/A	N/A	N/A

There were no option grants to employees in the nine months ended September 27, 2025. Option grants to employees in the nine months ended September 28, 2024 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period, subject to continued employment through the vesting date.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes the Company’s stock option activity during the nine months ended September 27, 2025:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2024	4,392,460	$24.44	6.5	$1,168
Granted	—	$—	—	$—
Exercised	(6,303)	$0.94	—	$12
Canceled/Forfeited	(313,434)	$15.28	—	$—
Outstanding at September 27, 2025	4,072,723	$25.18	5.6	$585
Vested and exercisable at September 27, 2025	3,085,157	$29.19	4.8	$585
Vested and expected to vest at September 27, 2025	3,892,916	$25.91	5.5	$585
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

In the three months ended September 27, 2025 and September 28, 2024, the Company recorded $1.4 million and $2.0 million, respectively, of share-based compensation expense related to options. In the nine months ended September 27, 2025 and September 28, 2024, the Company recorded $4.9 million and $5.7 million, respectively, of share-based compensation expense related to options. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s unaudited condensed consolidated statements of operations.
As of September 27, 2025, there was $6.2 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over a weighted average vesting period of 0.9 years.
Restricted Stock Units
RSU grants to employees in the nine months ended September 27, 2025 generally vest: (i) 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award; or (ii) 50% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining four quarters of the award, each subject to continued employment through the vesting date. RSU grants to a non-employee consultant and a brand ambassador in the nine months ended September 27, 2025 vest on varying dates, subject to continued service through the vesting dates.
RSU grants to employees in the nine months ended September 28, 2024 generally vest: (1) 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award; or (ii) 50% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining four quarters of the award, each subject to continued employment through the vesting date. RSU grants to non-employee consultants and brand ambassadors in the nine months ended September 28, 2024 vest on varying dates, subject to continued service through the vesting date.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

There were no annual RSU grants to directors on the Board in the nine months ended September 27, 2025. Annual RSU grants to directors on the Board in the nine months ended September 28, 2024 vest monthly over a one-year period subject to continued service through the vesting date. RSU grants to new directors on the Board in the nine months ended September 28, 2024 vest monthly over a three-year period subject to continued service through the vesting date. Subsequent to the quarter ended September 27, 2025, all outstanding RSUs held by non-employee directors on the Board vested on the Early Settlement Date of the Exchange Offer. See Note 15.
The following table summarizes the Company’s RSU activity during the nine months ended September 27, 2025:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2024	2,241,231	$11.89
Granted	249,246	$3.02
Vested(1)	(821,204)	$12.26
Canceled/Forfeited	(307,950)	$11.74
Unvested at September 27, 2025	1,361,323	$10.08
____________
(1) Includes 130,396 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future issuance pursuant to the 2018 Equity Incentive Plan.

In the three months ended September 27, 2025 and September 28, 2024, the Company recorded $2.1 million and $3.4 million, respectively, of share-based compensation expense related to RSUs. In the nine months ended September 27, 2025 and September 28, 2024, the Company recorded $8.3 million and $10.7 million, respectively, of share-based compensation expense related to RSUs. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s unaudited condensed consolidated statements of operations.
As of September 27, 2025, there was $11.2 million in unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted average vesting period of 1.1 years.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The fair value of PSUs is measured on the grant date using a Monte Carlo simulation. Each of the three performance periods is considered an individual tranche of the award referred to below as “Tranche I,” “Tranche II” and “Tranche III,” respectively.

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
The market-based performance condition used for the 2024 PSU awards is based upon the company’s Relative TSR Performance, which is considered to be a market condition under FASB ASC Topic 718, for each performance period. Consistent with FASB ASC Topic 718, the full grant date fair value (at target performance) for the market-related TSR component for all three tranches of the 2024 PSU awards is included in the amounts shown. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The fair value of PSUs is measured on the grant date using a Monte Carlo simulation. The following valuation assumptions were used in the Monte Carlo simulation for the PSUs granted on March 1, 2024:

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
The following table summarizes the Company’s PSU activity during the nine months ended September 27, 2025:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2024	225,967	$14.38
Granted	—	$—
Vested	—	$—
Canceled/Forfeited	(80,307)	$13.49
Unvested at September 27, 2025	145,660	$14.88
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
In the three months ended September 27, 2025, the Company recorded $0.2 million of share-based compensation expense related to Tranche II and Tranche III of the PSUs. In the three months ended September 28, 2024, the Company recorded $0.6 million of share-based compensation expense related to Tranche I, II and III of the PSUs. In the nine months ended September 27, 2025, the Company recorded $0.7 million of share-based compensation expense related to Tranche II and Tranche III of the PSUs. In the nine months ended September 28, 2024, the Company recorded $1.3 million of share-based compensation expense related to Tranche I, II and III of the PSUs. The share-based compensation expense is included in SG&A expenses in the Company’s unaudited condensed consolidated statements of operations.
As of September 27, 2025, there was $0.6 million in unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted average vesting period of one year.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Employee Stock Purchase Plan
As of September 27, 2025, the maximum aggregate number of shares that may be issued under the 2018 Employee Stock Purchase Plan (“2018 ESPP”) was 4,020,975 shares of common stock, including an increase of 536,130 shares effective January 1, 2025 under the terms of the 2018 ESPP. The 2018 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the 2018 ESPP.
Note 10. Commitments and Contingencies
Leases
See Note 3.
On January 14, 2021, the Company entered into the Original Lease with the Landlord to house the Company’s Campus Headquarters. The Original Lease was initially classified as an operating lease.
Under the terms of the Original Lease, the Company leased an aggregate of approximately 282,000 rentable square feet in a portion of a building located in El Segundo, California, to be built out by the Landlord and delivered to the Company in multiple phases. As of September 27, 2025 and December 31, 2024, the Company has recognized a right-of-use asset and lease liability for Phase 1-A and Phase 1-B in its unaudited condensed consolidated balance sheets.
On September 17, 2024, the Company entered into the First Amendment to Lease, which amendment: (i) revised the square footage of the premises, building and project resulting in: (a) an increase in the Company’s base rent by approximately $851,000 over the initial lease term; (b) an adjustment to the Company’s percentage share of direct expenses; and (c) an increase in the tenant improvement allowance to for use in Phase III of the Campus Headquarters; (ii) increased the tenant improvement allowance reflecting a reduction in the scope of the Landlord’s work under the Original Lease; (iii) specified the tenant improvements that must be removed by the Company from the premises if the premises are not occupied in their entirety throughout the initial lease term and first extension term; and (iv) addressed other ministerial matters concerning the Campus Headquarters. Aggregate payments towards base rent over the initial lease term associated with the remaining phases not yet delivered to the Company are approximately $53.6 million.
On May 9, 2025, the Company entered into the Second Amendment, which provided for, among other things, (i) the surrender by the Company to the Landlord of the Surrendered Premises; (ii) a release of all claims arising out of, or based upon, any act, matter, or thing regarding the Surrendered Premises; (iii) the continued leasing of the Remaining Premises, including parking; (iv) payment by the Company of a one-time termination fee of $1.0 million for the benefit of the Landlord; (v) transfer of ownership to certain equipment from the Company to the Landlord; (vi) construction of modifications to the Surrendered Premises by the Company to be completed by June 30, 2025; (vii) payment by the Company of rent for the Surrendered Premises under the Campus Lease until at latest December 14, 2025; (viii) payment by the Company of the difference between (A) the Company’s base rent and parking charges under the Campus Lease for the Surrendered Premises and (B) the base rent and parking charges payable by a new tenant under its new lease for the Surrendered Premises, beginning on the earlier of when the new tenant commences normal business operations in the Surrendered Premises and December 15, 2025, and ending on the last day of the Initial Term (as defined in the Campus Lease); and (ix) payment by the Company of customary brokers’ fees in connection with the Second Amendment. As a result of the Second Amendment, the Company remeasured the remaining lease liability and ROU asset associated with the continuing portion of the lease. Based on the revised terms, including updated lease payments and term, the Company concluded that the classification of the remaining lease had changed from an operating lease to a finance lease. The remeasurement was performed using the Company’s incremental borrowing rate as of the modification date.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Termination costs related to the Surrendered Premises in the nine months ended September 27, 2025 were $32.6 million, consisting of $31.1 million in prepaid rent related to the Surrendered Premises, a $1.0 million one-time termination fee and $0.5 million in brokers’ fees. The termination costs are being recognized over the remaining initial term and first extension term of the Campus Lease.
On July 16, 2025, the Company and the Landlord entered into the Third Amendment, resolving a dispute between the Company and the Landlord regarding the provision and disbursement of the tenant improvement allowance under the Campus Lease. Under the terms of the Third Amendment, in exchange for a release of certain claims, the Landlord agreed to provide to the Company a rent credit of up to $700,000 for certain tenant improvements, a tenant improvement allowance of up to $150,000 to construct certain improvements, and an extension to the end of the initial term of the Campus Lease for a Landlord-approved subtenant, assignee or transferee to use the tenant improvement allowance to construct improvements for its intended use.
Effective as of July 22, 2025, the Company entered into the Varda Sublease with the Subtenant, to sublease a portion of the Campus Headquarters. See Note 3. Subsequent to the quarter ended September 27, 2025, the Company entered into a letter agreement, dated as of October 7, 2025, with the Landlord and the Subtenant, pursuant to which, among other things, the Landlord provided its consent to the Varda Sublease.
Concurrent with the Company’s execution of the Original Lease, the Company delivered to the Landlord a letter of credit in the amount of $12.5 million as security for the performance of its obligations under the Campus Lease. Subsequent to the quarter ended September 27, 2025 and in connection with the Varda Sublease, the Company and the Landlord entered into the Fourth Amendment to Lease whereby the parties agreed to amend the schedule for reduction of the Company’s letter of credit to: (i) $8.25 million on November 9, 2026; (ii) $6.25 million on November 9, 2027; and (iii) $3,125,000 on November 9, 2028; provided the Company is not then in default of its obligations under the Campus Lease. The letter of credit is secured by a $12.6 million deposit included in the Company’s unaudited condensed consolidated balance sheets as “Restricted cash, non-current” as of September 27, 2025 and December 31, 2024.
The lease for the Company’s Manhattan Beach Project Innovation Center expired on January 31, 2024.
Given the Company’s intention to reduce its overall operating expenses and cash expenditures, on February 2, 2024, the Company terminated the agreement to purchase the Enschede Property and the security deposit was returned to the Company, which was subsequently paid to the purchaser of the property to be applied towards the deposit and future lease payments. The Company entered into a lease agreement with the purchaser of the property to lease the approximately 114,000 square foot property for an initial period of five years with an option to extend the initial term for an additional five years at an annual rent of approximately €1.0 million.
China Investment and Lease Agreement
In 2020, the Company and its subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd. (“BYND JX”), entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX agreed to make certain investments in the JXEDZ in two phases of development, and the Company agreed to guarantee certain repayment obligations of BYND JX under such agreement. In the three and nine months ended September 27, 2025 and September 28, 2024, the Company received $0 and $0.5 million, respectively, in subsidies from the JXEDZ Finance Bureau.
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
As of September 27, 2025, the Company had invested $22.5 million as the registered capital of BYND JX including $0.5 million to fund the suspension and cessation of its operational activities in China, and advanced $20.0 million to BYND JX.
The Planet Partnership
In 2021, the Company entered into the Planet Partnership, LLC (“TPP”), a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. In the three months ended September 27, 2025 and September 28, 2024, the Company recognized its share of the net loss in TPP in the amount of $7,000 and $38,000, respectively. In the nine months ended September 27, 2025 and September 28, 2024, the Company recognized its share of the net loss in TPP in the amount of $77,000 and $61,000, respectively. As of September 27, 2025 and December 31, 2024, the Company had contributed its share of the investment in TPP in the amount of $27.6 million. See Note 13.
In 2023, the Company continued the process of renegotiating certain contracts and changing operating activities related to Beyond Meat Jerky and assumed distribution responsibilities for Beyond Meat Jerky in the fourth quarter of 2023. As part of its Global Operations Review, in 2023, the Company made the decision to discontinue the Beyond Meat Jerky product line and discontinued it in 2024.
Purchase Commitments
On July 1, 2023, the Company and Roquette Frères entered into a second amendment (the “Second Amendment to the Supply Agreement”) to the Company’s existing pea protein supply agreement dated January 10, 2020, as amended by the first amendment dated August 3, 2022 (the “First Amendment to the Supply Agreement”). Pursuant to the Second Amendment to the Supply Agreement, the terms of the agreement and existing purchase commitments set forth in the First Amendment to the Supply Agreement were revised and extended through December 31, 2025. Pursuant to the Second Amendment to the Supply Agreement, the purchase commitment was revised such that the Company had committed to purchase pea protein inventory totaling $17.0 million in 2025, of which $5.4 million remains as of September 27, 2025.
On April 6, 2022, the Company entered into a co-manufacturing agreement (“Agreement”) with a co-manufacturer to manufacture various products for the Company. The Agreement included a minimum order quantity commitment per month and an aggregate quantity over a five-year term. On November 21, 2023, the Company terminated the Agreement because the co-manufacturer failed to meet its obligations under the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Agreement and recorded $4.4 million in termination-related charges. In March 2024, the co-manufacturer brought an action against the Company in a confidential arbitration proceeding. On September 15, 2025, the arbitrator issued an interim award (the “Interim Award”) and found that the Company had a valid basis to terminate the agreement with the co-manufacturer. The details of the Interim Award are confidential, and a final arbitration award has not been issued. Additional proceedings will be held to determine the award of attorneys’ fees, prejudgment interest and costs, if any, before a final arbitration award will be issued. On September 25, 2025, the co-manufacturer filed a request with the arbitrator to re-open the arbitration hearing. On September 29, 2025, the Company opposed this request. On October 20, 2025, the arbitrator denied the co-manufacturer’s request. See Litigation—Arbitration with Former Co-Manufacturer.
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
Aliments BVeggie, Inc.
In November 2023, Aliments BVeggie, Inc. (“BVeggie”) filed and served legal proceedings against the Company before the Superior Court of Quebec’s District of Montreal. BVeggie alleges, among other things that: (i) in 2019, the Company and BVeggie entered into a co-manufacturing agreement, by which BVeggie would produce and deliver products for the benefit of the Company, in exchange for a tolling fee to be paid per pound of product produced and delivered to the Company; (ii) the Company would have made false and misleading statements regarding the volume of purchase orders it would provide BVeggie; (iii) BVeggie invested significant sums to adapt its facilities for the intended production; (iv) the Company fell short of its undertakings and promises; and (v) in March 2023, the Company illegally terminated the business relationship. BVeggie intends to claim damages in the total amount of 129,841,920 CAD, in compensation for its investments, lost profits and the repairs needed to be made to its facility post-termination of the business relationship and removal of the Company’s equipment. The Company intends to vigorously defend against these claims. On December 7, 2023, the Company filed a motion for declinatory exception to stay the proceedings pending before the Superior Court of Quebec, District of Montreal, and refer the dispute to arbitration in California. A hearing on the motion for declinatory exception occurred on April 25, 2024. By judgment dated May 9, 2024, the Superior Court of Quebec granted the motion for declinatory exception filed by the Company and declared that the courts sitting in Los Angeles County, in the State of California, are in a better position to decide the dispute. BVeggie appealed the court’s decision on June 7, 2024, and the Company filed a cross-appeal on June 18, 2024. The appeals were heard on October 30, 2025 and the matter is now under advisement. The litigation in Quebec is currently suspended pending the outcome of the appeals.

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
The Company paid $250,000 to the settlement fund in August 2024. The final effective date of the settlement agreement was April 24, 2025. The Company recorded $7.5 million in SG&A expenses in its condensed consolidated statement of operations and paid $250,000 in the year ended December 31, 2024, and included $7.25 million in Accrued litigation settlement costs in the Company’s condensed consolidated balance sheets as of March 29, 2025 and December 31, 2024. The Company’s final payment of $7.25 million was paid into escrow by May 14, 2025. The court appointed settlement administrator will handle distributions to the class.
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
In October 2020, Interbev, a French trade association for the livestock and meat industry sent a cease-and-desist letter to one of the Company’s contract manufacturers alleging that the use of “meat” and meat-related terms is misleading the French consumer. Despite the Company’s best efforts to reach a settlement, including a formal settlement proposal from the Company in March 2021, Interbev no longer responded. Instead, on March 13, 2022, the Company was served a summons by Interbev to appear before the Commercial Court of Paris (the “Economic Activities Court” or the “Court”). The summons alleges that the Company misleads the French consumer with references to e.g. “plant based meat,” “plant based burger” and related descriptive names, and alleges that the Company is denigrating meat and meat products. The relief sought by Interbev includes (i) changing the presentation of Beyond Meat products to avoid any potential confusion with meat products, (ii)

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

publication of the judgment of the court in the media, and (iii) damages of EUR 200,000. On October 12, 2022, the Company submitted its brief in defense.
On February 1, 2023, Interbev submitted updated pleadings to the Economic Activities Court. Interbev maintains its position that the Company is misleading the consumer, and additionally alleges that the Company is engaging in unlawful comparative advertising of its products with respect to meat and meat products. The relief sought is unchanged. On May 24, 2023, the Company submitted its defense, strongly disputing these claims. In September 2023, the Company submitted a request to stay proceedings in the commercial litigation proceedings, pending the decision of the Court of Justice of the European Union (the “CJEU”) in the administrative litigation case against the Contested Decree (as defined below). On September 27, 2023, Interbev obtained an extension to submit a response to the Company. On October 25, 2023, Interbev submitted its response opposing the Company’s request to stay proceedings and asking that the written procedure of the case be closed. The Company responded on November 22, 2023, and Interbev submitted an additional reply on January 16, 2024. On March 20, 2024, the Economic Activities Court held a hearing on the decision to stay proceedings, and on April 25, 2024, the Economic Activities Court decided that the case should proceed. To that end, the Economic Activities Court set the date for an oral hearing on September 4, 2024, which was subsequently postponed to December 18, 2024, following a joint request from the parties. Interbev submitted its last written brief on September 30, 2024. The Company filed its last written brief on October 28, 2024. On November 26, 2024, Interbev filed an amended brief, including a reference to the CJEU judgment of October 4, 2024, in which the CJEU ruled that "meat" is defined under EU law as "edible parts of certain animals," meaning that the Company could not use the term, even in its marketing materials. The Company filed a subsequent amended brief on December 3, 2024. On December 17, 2024, Interbev submitted a copy of the European Union Intellectual Property Office (the “EUIPO”) Board of Appeal’s decision partially rejecting the Company’s appeal against the first instance decision taken by the EUIPO on May 7, 2024 by which the latter invalidated the Caped Steer logo/mark. The hearing on the merits was held on December 18, 2024. Initially, a first-instance decision was expected on February 17, 2025, but it was postponed to February 20, 2025, and then again to February 27, 2025. On February 27, 2025, the Economic Activities Court rendered its first-instance judgment (the “Judgment”). In the Judgment, the Court ruled that (i) the Company may continue to use meaty names (sausage, burger, etc.) for its products, but that it must immediately cease using the term “meat” to describe them (the Court relied on the CJEU ’s decision of October 4, 2024 on this point). The Court considers that this can be done immediately as the term “meat” is only used on the Company’s website and social media; (ii) the Company must remove the caped steer logo from its packaging and communications within 18 months of service of the Judgment (the Court relied on the EUIPO Board of Appeal’s decision of December 17, 2024 on this point); (iii) the Court considered that from the time of its penetration of the French market until 2021, the Company referred French consumers to its US social media. These media contained health claims that are illegal in Europe and thus constituted a misleading practice. However, the Court noted that such activity had ceased; and (iv) the Court found that the Company engages in illegal comparative advertising by comparing its products to meat in a subjective matter (e.g., better taste, better for the environment, healthier than animal meat) and ordered it to immediately cease all communications that equate its products to meat and/or include a subjective comparison. The decisions under points (i) and (iv) above were made under a daily penalty of EUR 1,000 starting to count one month after the service of the Judgment on the Company.
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
In terms of costs and damages, the Court ordered the Company, as well as The New Plant, to pay EUR 1 for financial damage, EUR 50,000 for moral damage and EUR 15,000 for legal costs to Interbev. The publication of the Judgment in three specialized reviews/magazines has also been ordered, unless there is an appeal. The Company filed an appeal against the Judgment on September 15, 2025. On October 1, 2025, the appeal was assigned to the second chamber of the Paris Court of Appeals under the case number 25/15729. The Company has until February 16, 2026 to file the first full appeal brief.
On April 21, 2023, Interbev filed two actions before the EUIPO to cancel the Company’s EU trademark registration for the Caped Steer logo. Interbev sought cancellation of the trademark, alleging that the trademark was invalid because it allegedly misleads the public about the nature and characteristics of the products offered under the mark. Interbev also sought cancellation on the basis of allegedly misleading use. On July 7, 2023, the Company submitted its responses to these actions, strongly disputing these claims and defending its use and registration of the Caped Steer logo. Interbev’s response regarding misleading use of the mark was filed on September 14, 2023, and the Company responded on November 17, 2023. Interbev’s response regarding the invalidity of the mark was filed and served on the Company in November 2023, and the Company responded on January 12, 2024. On May 7, 2024, the Company was served with the EUIPO’s first instance decision regarding the invalidity of the mark. The EUIPO held the mark to be invalid insofar as the registration covered specifically meat or dairy substitute goods. The EUIPO held the trademark to be valid insofar as the registration is for other plant, cereal, vegetable, fruit or nut-based goods. The Company filed a formal appeal of the first instance decision on July 5, 2024, followed by its substantive grounds of appeal on September 9, 2024. Interbev filed a response on November 11, 2024. On December 17, 2024, the Company was served with the EUIPO Board of Appeal decision. The Board of Appeal upheld the appeal on one point, allowing the goods chili con carne to also remain on the register and confirmed the first instance decision on all other points. The Company decided against a further appeal, i.e. against bringing an action to the EU General Court in the matter. The second proceeding regarding misleading use was previously suspended in May 2024 due to the first instance decision regarding the invalidity of the mark in the parallel proceeding. The Cancellation Division at the EUIPO has now rejected the cancellation application based on allegedly misleading use, ordering Interbev to bear the procedural costs. The EUIPO found that as the contested mark no longer covers meat substitute products (rejected in the first cancellation proceeding based on the invalidity of the mark), Interbev's arguments were unfounded.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Arbitration with Former Co-Manufacturer
In March 2024, a former co-manufacturer (“Manufacturer”) brought an action against the Company in a confidential arbitration proceeding. The Company had entered into an agreement with the Manufacturer, under which the Manufacturer was responsible for producing products on behalf of the Company. The Company terminated the agreement in November 2023 due to the Manufacturer’s failure to produce food in compliance with applicable laws, as required by the agreement. The Manufacturer alleges that the Company terminated the agreement without a contractual basis to do so and that it is owed past and future payments under the agreement. The Manufacturer claims total damages of at least approximately $73.0 million. In October 2024, the Company filed amended counterclaims against the Manufacturer for breach of contract, breach of the duty of good faith and fair dealing, fraudulent inducement, false promise, concealment, and intentional misrepresentation, and negligent misrepresentation. On September 15, 2025, the arbitrator issued an interim award (the “Interim Award”) and found that the Company had a valid basis to terminate the agreement with the Manufacturer. The details of the Interim Award are confidential, and a final arbitration award has not been issued. Additional proceedings will be held to determine the award of attorneys’ fees, prejudgment interest and costs, if any, before a final arbitration award will be issued. On September 25, 2025, the Manufacturer filed a request with the arbitrator to re-open the arbitration hearing. On September 29, 2025, the Company opposed this request. On October 20, 2025, the arbitrator denied the Manufacturer’s request.
Trademark Infringement Litigation
On April 28, 2022, a trademark infringement complaint for injunctive and other relief was filed against the Company in the United States District Court for the Middle District of Florida, Orlando Division, captioned Sonate Corporation, d/b/a Vegadelphia Foods (“Sonate”) v. Dunkin’ Brands Group, Inc., Dunkin’ Brands, Inc. (collectively, “Dunkin’”) and Beyond Meat, Inc., et al., Case No. 6:22-cv-00812. A First Amended Complaint was filed on May 17, 2022 (the “FAC”). The FAC alleges that the Company and Dunkin’s use of the tagline “Great Taste Plant-Based,” infringed on Sonate’s registered trademark WHERE GREAT TASTE IS PLANT-BASED® (“Sonate’s trademark”). Additionally, Sonate alleges that the Company’s use of the tagline “Plant-Based Great Taste” in connection with its own sales of products also infringed on Sonate’s trademark. The FAC sought injunctive relief and a monetary award for corrective advertising, a reasonable royalty award, damages representing Sonate’s lost sales and the Company’s profits generated by the alleged likelihood of confusion, interest, costs, expenses and attorneys’ fees.
On June 24, 2022, both the Company and Dunkin’ filed their answers to the FAC and a motion to change venue. On March 24, 2023, the court issued an order granting Dunkin’ and the Company’s motion to transfer venue and directed the clerk of the court to transfer the case to the District of Massachusetts, Boston Division for all further proceedings (Case No. 1:23-cv-10690-IT). The Company contends that Sonate will not be able to meet its burden of establishing a likelihood of confusion. Additionally, the Company has asserted the fair use defense to Sonate’s allegations, namely that the Company’s use of “Plant-Based Great Taste” and “Great Taste Plant-Based” satisfy the requirements of the fair use doctrine (e.g., they are only used descriptively), precluding liability.
Mediation was held on September 18, 2024, at which time Dunkin’ settled its involvement in the case. On November 20, 2024, Dunkin’ was dismissed from the case with prejudice, and the case continues as to the Company. Discovery has closed. On or about March 11, 2025, the Company filed a motion for summary judgment or adjudication and motions to strike some of Sonate’s expert reports and testimony. On or about March 9, 2024, Sonate filed a motion for summary judgment or adjudication and on or about March 11, 2024 filed motions to strike some of the Company’s expert reports and testimony. On October 29, 2025, the Court denied Sonate’s motion for summary judgment as to issues impacting liability and granted it with respect to a portion of damages relating to the sales made through Dunkin’ stores. The Company’s motion for summary judgment as to liability for either tagline was denied. As to damages, the Company’s motion for summary

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

judgment was granted as to corrective advertising and reasonable royalty damages and denied in part as to lost profits from lost value. The Company’s motion to strike was granted as to Sonate’s expert report and testimony as to corrective advertising damages, reasonable royalty damages and lost value. Jury trial commenced on November 10, 2025 and is expected to last two weeks. The Company’s primary general liability insurer has been providing the Company’s defense under its primary policy. The Company denies the allegations in the FAC and intends to vigorously defend against all allegations asserted by Sonate.
Note 11. Income Taxes
In the three months ended September 27, 2025 and September 28, 2024, the Company recorded $0 and $6,000 in income tax expense, respectively, in its unaudited condensed consolidated statements of operations. In the nine months ended September 27, 2025 and September 28, 2024, the Company recorded $0 and $26,000 in income tax benefit, respectively, in its unaudited condensed consolidated statements of operations.
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
As of September 27, 2025, the Company did not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with respect to net operating loss and credit carryforwards.
On July 4, 2025, H.R.1, the “One Big Beautiful Bill Act,” was signed into law, which includes significant changes to federal tax law and other regulatory provisions. The Company implemented the tax law changes during the quarter ended September 27, 2025; however, given the Company's valuation position, the changes did not result in any income tax expense.

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

(in thousands, except share and per share amounts)	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Numerator:
Net loss available to common stockholders—basic	$(110,688)	$(26,576)	$(192,846)	$(115,416)
Denominator:
Weighted average common shares outstanding—basic	76,670,868	65,060,729	76,455,931	64,880,008
Dilutive effect of shares issuable under stock options	—	—	—	—
Dilutive effect of RSUs	—	—	—	—
Dilutive effect of PSUs	—	—	—	—
Dilutive effect of 2027 Notes, if converted(1)	—	—	—	—
Dilutive effect of Warrants, if exercised(2)	—	—	—	—
Weighted average common shares outstanding—diluted(3)	76,670,868	65,060,729	76,455,931	64,880,008
Net loss per share available to common stockholders—basic and diluted(3)	$(1.44)	$(0.41)	$(2.52)	$(1.78)
____________
(1) As the Company recorded a net loss in the three and nine months ended September 27, 2025 and September 28, 2024, inclusion of shares from the conversion premium or spread would be anti-dilutive. The Company had $1.15 billion in 2027 Notes outstanding as of September 27, 2025 and September 28, 2024. Subsequent to the quarter ended September 27, 2025, the Company commenced the Exchange Offer. Following the Final Settlement Date, a total of (i) $209,721,000 in aggregate principal amount of 2030 Notes (inclusive of $12.5 million in aggregate principal amount of 2030 Notes as payment of the SteerCo Premium) and (ii) 317,834,446 New Shares have been issued by the Company in connection with the Exchange Offer. The 2027 Notes tendered in the Exchange Offer represented 97.44% of the aggregate outstanding principal amount of the 2027 Notes. Following the Final Settlement Date, $29,459,000 in aggregate principal amount of the 2027 Notes remained outstanding. See Note 15.
(2) As the Company recorded a net loss in the three and nine months ended September 27, 2025, inclusion of shares from the potential conversion of Warrants would be anti-dilutive. The Company had 9,558,635 Warrants outstanding as of September 27, 2025. No Warrants were outstanding as of September 28, 2024.
(3) Subsequent to the quarter ended September 27, 2025, the Company issued 317,834,446 shares of common stock in connection with the Exchange Offer, and 58,888,790 shares of common stock in connection with sales under the ATM Program. See Note 15.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Options to purchase common stock	4,072,723	5,406,662	4,072,723	5,406,662
RSUs	1,361,323	2,400,113	1,361,323	2,400,113
PSUs	145,660	225,967	145,660	225,967
Total	5,579,706	8,032,742	5,579,706	8,032,742

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
The Company earned $0 in net revenues from TPP in each of the three and nine months ended September 27, 2025 and September 28, 2024.
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
The Company derives revenue primarily in North America and Europe and manages the business activities on a consolidated basis. The Company’s CODM allocates resources and assesses performance at the consolidated level. As the Company operates in one segment, entity-wide segment disclosures about products and services, and major customers are the same as what has been presented elsewhere in this report and in the accompanying unaudited condensed consolidated financial statements.
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

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net revenues	$70,218	$81,006	$213,907	$249,794
Less:
Cost of goods sold	62,988	66,698	199,151	218,101
Research and development expenses	4,917	6,133	18,186	21,478
Selling expenses	5,929	6,942	19,641	22,822
Marketing expenses	7,871	12,136	28,021	32,321
General and administrative expenses	23,430	20,006	74,936	73,386
Loss from impairment of long-lived assets	77,414	—	77,414	—
Interest expense	4,418	1,028	7,444	3,072
Equity in losses of unconsolidated joint venture	7	38	77	61
Other segment items(1)	(6,068)	(5,399)	(18,117)	(6,031)
Net loss	$(110,688)	$(26,576)	$(192,846)	$(115,416)
___________
(1) Includes Other, net and Income tax (benefit) expense as reported in the Company’s unaudited condensed consolidated statements of operations. Other, net includes $0.6 million and $1.4 million in interest income in the three months ended

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

September 27, 2025 and September 28, 2024, respectively; and $2.0 million and $5.1 million in interest income in the nine months ended September 27, 2025 and September 28, 2024, respectively. Other, net also includes $0.1 million and $4.1 million in foreign currency transaction gains in the three months ended September 27, 2025 and September 28, 2024, respectively; and $11.1 million and $0.6 million in foreign currency transaction gains in the nine months ended September 27, 2025 and September 28, 2024, respectively.
See the accompanying unaudited condensed consolidated financial statements for other financial information regarding the Company's operating segment.
Net Revenues by Geographic Area
The Company’s revenues are attributed to the country where the products are delivered. For disclosure about the segment’s net revenues by geographic area, see Note 2.
Note 15. Subsequent Events
ATM Program
Subsequent to the quarter ended September 27, 2025, the Company sold 58,888,790 shares of common stock under the ATM Program for an aggregate offering price of $151.7 million. Sales agent commission costs related to the ATM Program were approximately $3.0 million, resulting in aggregate net proceeds of approximately $148.7 million. As of October 27, 2025, the Company had approximately $2,000 in capacity remaining for further sale of shares of common stock under the ATM Program and approximately $50.0 million in total capacity remaining available under the 2024 Shelf Registration Statement.
Exchange Offer and Consent Solicitation
On September 29, 2025, the Company commenced the Exchange Offer to exchange any and all of its 2027 Notes issued pursuant to the 2027 Notes Indenture, for a pro rata portion of (i) up to $202.5 million in aggregate principal amount of the 2030 Notes and (ii) up to 326,190,370 New Shares.
Early Settlement of the Exchange Offer
On October 15, 2025, the Company completed the early settlement of the exchange of the 2027 Notes that were validly tendered on or before the Early Tender Date in the Exchange Offer. Pursuant to the early settlement of the Exchange Offer, $1,114,603,000 in aggregate principal amount of the 2027 Notes were validly tendered, accepted for exchange by the Company and subsequently cancelled. The Early Tendered Notes represented 96.92% of the aggregate principal amount of the previously outstanding 2027 Notes. Following the cancellation of the Early Tendered Notes, $35,397,000 in aggregate principal amount of the 2027 Notes remained outstanding. On the Early Settlement Date, the Company issued (i) $196,217,000 in aggregate principal amount of 2030 Notes and (ii) 316,150,176 New Shares, in exchange for the Early Tendered Notes. In addition, the Company issued an additional $12.5 million in aggregate principal amount of 2030 Notes as payment of the SteerCo Premium, for a total of $208,717,000 in aggregate principal amount of 2030 Notes. The Company also completed the Consent Solicitation and entered into the Supplemental Indenture to the 2027 Notes Indenture with the 2027 Notes Trustee. The Supplemental Indenture eliminated substantially all of the restrictive covenants in the 2027 Notes Indenture as well as certain events of default and related provisions applicable to the 2027 Notes.
Transaction Support Agreement
In connection with the Exchange Offer and Consent Solicitation, the Company entered into a transaction support agreement dated September 29, 2025 (the “Transaction Support Agreement”) with certain beneficial owners or nominees, investment managers or advisors for beneficial holders of the 2027 Notes who held approximately 47% of the aggregate principal amount of the 2027 Notes (the “Supporting Noteholders”) as of

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

the effective date of the Transaction Support Agreement. The Company agreed in the Transaction Support Agreement to pay or cause to be paid to the Supporting Noteholders, in proportion to the principal amount of 2027 Notes held by each such Supporting Noteholder, a non-refundable amount at the initial settlement date of the 2030 Notes equal to $12.5 million in aggregate principal amount of 2030 Notes.
In accordance with the terms of the Transaction Support Agreement, the Transaction Support Agreement automatically terminated on the Early Settlement Date.
Final Settlement of the Exchange Offer
On October 30, 2025, the Company completed the final settlement of the exchange of the 2027 Notes that were validly tendered in the Exchange Offer and not validly withdrawn following the Early Tender Date in connection with the Exchange Offer. Pursuant to the final settlement of the Exchange Offer, an additional $5,938,000 in aggregate principal amount of the 2027 Notes were validly tendered, accepted for exchange by the Company and subsequently cancelled. In connection with the final settlement of the Exchange Offer, on the Final Settlement Date, the Company issued (i) $1,004,000 in aggregate principal amount of 2030 Notes and (ii) 1,684,270 New Shares, in exchange for the Additional Tendered Notes.
Following the Final Settlement Date, a total of (i) $209,721,000 in aggregate principal amount of 2030 Notes (inclusive of $12.5 million in aggregate principal amount of 2030 Notes as payment of the SteerCo Premium) and (ii) 317,834,446 New Shares have been issued by the Company in connection with the Exchange Offer. The Additional Tendered Notes and the Early Tendered Notes together represent 97.44% of the aggregate outstanding principal amount of 2027 Notes. Following the Final Settlement Date, $29,459,000 in aggregate principal amount of the 2027 Notes remained outstanding.
2030 Notes Indenture
The 2030 Notes were issued pursuant to an indenture and security agreement dated as of October 15, 2025 (the “2030 Notes Indenture”), by and between the Company and Wilmington Trust, National Association, as trustee and collateral agent (in such capacity, the “Collateral Agent”).
The 2030 Notes are secured, second lien obligations of the Company. The 2030 Notes will mature on October 15, 2030, unless earlier redeemed, converted, equitized or repurchased in accordance with the terms of the 2030 Notes. The 2030 Notes bear interest at a rate of 7.00% per annum from the Early Settlement Date, which interest may be paid in cash or, subject to certain limitations, in shares of common stock. At the option of the Company, interest on the 2030 Notes may be accrued and compounded in whole or in part for any interest period as “payment-in-kind” interest at a rate of 9.50% per annum from the Early Settlement Date. Initially, the 2030 Notes will not be guaranteed; however, the Company agreed in the 2030 Notes Indenture to cause its future wholly-owned subsidiaries, subject to certain customary exceptions, to guarantee the 2030 Notes, and also agreed to take commercially reasonable efforts, including seeking advice and consultation procedures with the works council of Beyond Meat BV, to cause Beyond BV to guarantee the 2030 Notes and grant to the Collateral Agent a second-priority security interest in its assets (subject to certain exceptions), and to grant to the Collateral Agent a second-priority security interest in the Company’s equity interest in Beyond BV (subject to certain exceptions), in each case, following the closing of the Exchange Offer.
The conversion rate for the 2030 Notes will initially be a number of shares of common stock per $1,000 principal amount of 2030 Notes equal to the lesser of (i) 1,029.2716 and (ii) an amount calculated based on a 10% premium to a reference price determined over an observation period consisting of 20 consecutive trading days immediately following the Early Settlement Date, (excluding any trading days on which there is a Market Disruption Event, as defined in the 2030 Notes Indenture) with such conversion rate subject to customary adjustments. The conversion rate will be increased for conversions occurring prior to October 15, 2028 to reflect

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

a “make-whole” premium, payable in the form of shares of common stock, to compensate holders for interest that would have been payable to such date.
Prior to obtaining stockholder approval of certain proposals that will allow the issuance of common stock pursuant to the terms of the 2030 Notes, the Company will be permitted to satisfy its obligations upon conversion of the 2030 Notes only in the form of cash settlement. Following such stockholder approval, the Company will be permitted to satisfy its obligations under the 2030 Notes with any settlement method it is otherwise permitted to elect, including by physical settlement of shares of common stock. A holder of 2030 Notes will not be permitted to convert its 2030 Notes at any time prior to the earlier of, (a) the date of the first special meeting at which the Company seeks stockholder approval of such proposals, whether or not such approvals are obtained and (b) the date that is 61 calendar days following the initial settlement date of the 2030 Notes. The 2030 Notes will be convertible at any time following such date and prior to the close of business on the second trading day immediately preceding the maturity date.
The 2030 Notes Indenture includes incurrence based negative covenants, including but not limited to, limitations on debt, limitations on liens, limitations on investments, limitations on mergers, consolidations, and sales of all or substantially all assets, limitations on transactions with affiliates, limitations on restricted payments, limitations on asset sales, limitations on dividends and other payment restrictions affecting any direct or indirect subsidiaries, limitations on future guarantees by subsidiaries without such subsidiaries also guaranteeing the 2030 Notes, limitations on disposals of assets, limitations on impairment of security, a negative pledge on the assets of Beyond Meat BV if it does not guarantee the 2030 Notes and restrictions on certain liability management priming transactions with respect to the 2030 Notes. The 2030 Notes Indenture also includes a covenant requiring minimum liquidity of $15.0 million, to be tested quarterly, a requirement that the Company will not permit more than $60.0 million in aggregate principal amount of the 2027 Notes to remain outstanding as of or following the date that is 90 days prior to the maturity of the 2027 Notes, a covenant that limits the Company’s ability to repurchase, redeem, retire, exchange or otherwise acquire the 2027 Notes other than pursuant to the prices and other conditions to be set forth in the 2030 Notes Indenture and a cap of $60.0 million on the amount of cash that can be used to repay the 2027 Notes at the maturity of such notes, subject to increase to the extent of any equity raises by the Company.
Under certain circumstances and subject to conditions set forth in the 2030 Notes Indenture, the Company may elect to redeem, equitize or force a mandatory conversion of the 2030 Notes.
If certain corporate events constituting a make-whole fundamental change occur (which shall include, among other things, the acquisition by any person or group of more than 50% of the outstanding common stock of the Company or a delisting of the Company’s common stock), the Company shall offer to repurchase all of the outstanding 2030 Notes for cash at a repurchase price equal to 100% of the aggregate principal amount of the 2030 Notes then outstanding plus accrued and unpaid interest. If a fundamental change occurs, then the Company will in certain circumstances increase the conversion rate for the 2030 Notes for a specified period of time on the terms set forth in the 2030 Notes Indenture.
As of September 27, 2025, issuance costs comprising of fees and expenses of $18.1 million in connection with the Exchange Offer were recorded in Prepaid expenses and other current assets in the Company’s unaudited condensed consolidated balance sheet. The Company paid $10.3 million in issuance costs related to the Exchange Offer and Delayed Draw Term Loans in the nine months ended September 27, 2025.
Intercreditor Agreement
In connection with the issuance of the 2030 Notes and the entry into the 2030 Notes Indenture, the Company entered into the Intercreditor Agreement among Unprocessed Foods, the lender under the Company’s Loan and Security Agreement, as the first lien representative and the first lien collateral agent for the first lien claimholders, Wilmington Trust, National Association, as the initial second lien collateral agent for

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

the initial second lien claimholders and as the initial second lien representative for the initial second lien claimholders, and the Company, as a grantor, which, among other things, provides for the relative priorities of the security interests in the assets securing the 2030 Notes, the loans pursuant to the Loan and Security Agreement and certain of the Company’s additional debt, and certain other matters relating to the administration of security interests. The terms of the Intercreditor Agreement expressly subordinate the 2030 Notes in right of payment and in liens to the obligations pursuant to the Loan and Security Agreement.
Amendment to the Loan and Security Agreement
On October 15, 2025, the Company also entered into the First Amendment to LSA, with Unprocessed Foods, which amends the Loan and Security Agreement, among the Company, as the borrower, Unprocessed Foods, as a lender, and the other lenders from time to time party thereto. Pursuant to the First Amendment to LSA, the Loan and Security Agreement was amended to, among other things, add cross defaults to the Loan and Security Agreement related to events of default under other debt secured by a second priority security interest and certain secured debt for borrowed money.
2027 Notes Supplemental Indenture
Following receipt of the requisite consents in the Consent Solicitation, the Company and the 2027 Notes Trustee entered into the Supplemental Indenture to the 2027 Notes Indenture, dated as of October 15, 2025, to eliminate substantially all of the restrictive covenants, certain of the default provisions, and certain other provisions contained in the 2027 Notes Indenture.
Voting Agreements
Each party to the Transaction Support Agreement entered into voting agreements with the Company agreeing, and by tendering 2027 Notes in the Exchange Offer, each participating holder of 2027 Notes is deemed to have agreed with the Company that it will appear at the special meeting to be held following the Exchange Offer and every stockholder meeting thereafter until the earlier of (i) the date following the date of the Company’s annual meeting in 2026, (ii) the date certain stockholder proposals are approved and (iii) June 19, 2026, or otherwise cause the New Shares received by such holder in the Exchange Offer to be counted as present thereat for purposes of determining a quorum, and be present (in person or by proxy, which includes by remote communication) and vote (or cause to be voted) all of the New Shares received by such holder in the Exchange Offer in favor of certain stockholder proposals.
The Company also agreed in the voting agreements (i) not to effectuate a reverse stock split(i) for a period of 120 days after October 15, 2025 (the “Early Release Date”) or (ii) during the period beginning on the Early Release Date and ending on the date that is 180 days after October 15, 2025 (the “Final Release Date”) unless in the case of this clause (ii), (a) the Company’s common stock fails to meet the minimum bid price of at least $1.00 per share on the Nasdaq Global Select Market for any fifteen (15) consecutive business days in the period commencing fifteen (15) business days prior to the Early Release Date and ending on the Final Release Date or (b) the Company has received a notice from the Nasdaq Stock Market LLC (“Nasdaq”) of failure to meet the continued listing requirement for minimum bid price at any time prior to such reverse stock split and has not subsequently cured such deficiency to Nasdaq’s satisfaction.
Cancellation of 2027 Notes Tendered in the Exchange Offer
The Company caused the Early Tendered Notes and Additional Tendered Notes accepted for exchange to be delivered to the 2027 Notes Trustee for cancellation on the Early Settlement Date and Final Settlement Date, respectively. The Tendered Notes represented 97.44% of the previously outstanding 2027 Notes.
Fourth Amendment to Lease

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Subsequent to the quarter ended September 27, 2025, the Company entered into the Fourth Amendment with the Landlord, pursuant to which, among other things, the parties agreed to amend the schedule for reducing the letter of credit deposit under the Campus Lease.
Landlord’s Consent to Sublease
Subsequent to the quarter ended September 27, 2025, the Company entered into a letter agreement, dated as of October 7, 2025, with the Landlord and the Subtenant, pursuant to which, among other things, the Landlord provided its consent to the Varda Sublease.
Acceleration of Vesting of RSUs Held by Non-Employee Directors
Subsequent to the quarter ended September 27, 2025, all outstanding RSUs held by non-employee directors on the Board vested on the Early Settlement Date of the Exchange Offer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, Risk Factors, of our 2024 10-K and Part II, Item 1A, Risk Factors, and Note Regarding Forward-Looking Statements included elsewhere in this report and those discussed in other documents we file from time to time with the SEC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included in this quarterly report and our audited consolidated financial statements and related notes included in our 2024 10-K. Our historical results are not necessarily indicative of the results to be expected for any future periods and our operating results for the three and nine months ended September 27, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any other interim period or for any other future year or period.
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
We sell a range of plant-based meat products across our three core platforms of beef, pork and poultry. As of September 2025, Beyond Meat branded products were available across mainstream grocery, mass merchandiser, club store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools.
Net revenues decreased to $70.2 million in the three months ended September 27, 2025 from $81.0 million in the three months ended September 28, 2024, representing a 13.3% decrease. Net revenues decreased to $213.9 million  in the nine months ended September 27, 2025 from $249.8 million in the nine months ended September 28, 2024, representing a 14.4% decrease. We have generated losses since inception. Net loss in the three months ended September 27, 2025 and September 28, 2024 was $110.7 million and $26.6 million, respectively, and net loss in the nine months ended September 27, 2025 and September 28, 2024 was $192.8 million and $115.4 million, respectively, as weak demand in the category and for our products, changes in product sales mix and distribution losses in certain channels, among other things, resulted in declines in our net revenues that we were unable to offset with commensurate cost reductions. Our operating environment continues to be affected by uncertainty related to macroeconomic issues, including ongoing, further weakened demand in the plant-based meat category and for our products, inflation, higher interest rates, current and proposed future tariffs and related trade wars, increased uncertainty surrounding international trade policy and regulations, including through the implementation of retaliatory tariffs or related counter-measures and the negative effects of anti-American sentiment, and potential recessionary concerns, among other things, all of which have had and could continue to have unforeseen impacts on our actual realized results. In recent periods, our net revenues, gross profit, gross margin, earnings and cash flows have been adversely impacted by the following, each of which may continue to impact our business and financial condition in the future:
•unfavorable changes in our product sales mix, including the launch of new products, which may carry lower margin profiles relative to existing products, increased sales to strategic QSR customers as a percentage of our total sales, which generally carry a lower selling price per pound, and lower demand for our core products;
•continued weak demand and its resultant impact on our sales due to slower category growth, particularly for refrigerated plant-based meat;
•the impact of economic and political conditions in the U.S. and international markets on us, our customers, our suppliers, our vendors and consumers, including concerns related to high inflation, geopolitical and economic uncertainty and instability, a potential recession, the shutdown of the federal government including regulatory agencies, tariffs and trade wars, and the effects of those conditions on consumer spending;
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
To reduce operating expenses, in 2023, we initiated our Global Operations Review, which involves narrowing our commercial focus to certain anticipated growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. These efforts have to date included, and may in the future include, the exit or discontinuation of select product lines; changes to our pricing architecture within certain channels; cash-accretive inventory reduction initiatives; non-cash charges such as provision for excess and obsolete inventory and potential additional impairment charges, write-offs, disposals and accelerated depreciation of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; workforce reductions; and the suspension and substantial cessation of our operational activities in China in the first half of 2025.
As part of this review, on November 1, 2023, our board of directors approved a plan to reduce our workforce by approximately 65 employees, representing approximately 19% of our global non-production workforce (or approximately 8% of our total global workforce) (the “November 2023 RIF”). This decision was based on cost-reduction initiatives intended to reduce operating expenses.
On February 24, 2025, our board of directors approved a plan to reduce our workforce in North America and the EU by approximately 44 employees, representing approximately 17% of our global non-production workforce (or approximately 6% of our total global workforce) (the “February 2025 RIF”). The decision was based on cost-reduction initiatives intended to reduce operating expenses. In aggregate, the February 2025 RIF, combined with the elimination of certain open positions and changes to the executive leadership team, is expected to result in approximately $5.5 million to $6.5 million in cash compensation operating expense savings in 2025, and an additional approximately $1.0 million to $1.5 million in non-cash savings in 2025 related to previously granted, unvested stock-based compensation that would have been earned in 2025.
In addition, as part of our Global Operations Review, on February 24, 2025, our board of directors approved a plan to suspend our operational activities in China, which substantially ceased as of the end of the second quarter of 2025. As part of this plan, we reduced our workforce in China by approximately 20 employees, representing approximately 95% of our China workforce (or approximately 3% of our total global workforce) (the “China RIF”). The decision to suspend our operational activities in China was based on cost-reduction initiatives intended to reduce operating expenses. In aggregate, the China RIF is expected to result in approximately $0.5 million to $1.0 million in cash compensation operating expense savings in 2025.
On August 6, 2025, management approved a plan to reduce our workforce in North America by approximately 40 employees, representing approximately 5% of our total global workforce (the “August 2025 RIF”). This decision was based on cost-reduction initiatives intended to reduce cost of goods sold and operating expenses. We incurred one-time cash charges of approximately $1.1 million in connection with the August 2025 RIF, primarily consisting of severance payments, employee benefits and related costs, in all cases, provided to departing employees. In aggregate, the August 2025 RIF is expected to result in approximately $5.0 million to $6.0 million in cash compensation expense savings, and an additional approximately $0.5 million to $1.0 million in non-cash savings related to previously granted, unvested stock-based compensation that would have been earned over the next twelve months.

The following table summarizes the non-cash charges recorded in our unaudited condensed consolidated statement of operations in the three and nine months ended September 27, 2025 as a result of the suspension and substantial cessation of our operational activities in China:

(in thousands)	Three Months Ended September 27, 2025	Nine Months Ended September 27, 2025
Cost of goods sold:
Inventory write-offs	$—	$260
Accelerated depreciation	1,721	4,059
Research and development expenses:
Accelerated depreciation	36	902
SG&A expenses:
Asset write-offs	—	356
Total	$1,757	$5,577
Impairment of Long-Lived Assets
In the three months ended September 27, 2025, the following triggering events indicated that the carrying amount of our long-lived assets may not be fully recoverable:
•lower than expected performance in the three months ended September 27, 2025;
•a sustained decline in our stock price, which hit a 52-week low during the third quarter of 2025, resulting in a decrease in market capitalization; and
•our determination in the third quarter that the ongoing softness in the plant-based meat category is likely to persist longer than previously anticipated.
We performed a quantitative assessment in accordance with ASC 360, “Property, Plant and Equipment” and concluded that an impairment of our long-lived assets existed as of September 27, 2025. As a result of this assessment, we recognized an impairment loss of $77.4 million related to our long-lived assets, including Property, plant and equipment, net, Operating lease right-of-use assets, and Prepaid lease costs, non-current. See Note 6, Impairment of Long-Lived Assets, in the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
_____________
(1)Includes net revenues from ingredient sales. Net revenues from ingredient sales in the three months ended September 27, 2025 and September 28, 2024 were $0 and $1,000, respectively. Net revenues from ingredient sales in the nine months ended September 27, 2025 and September 28, 2024 were $0.1 million and $2.4 million, respectively.

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
•marketing efforts and the success thereof, as we continue to build our brand, use our portfolio and marketing to directly counter misinformation about our products and the plant-based meat category, amplify our value proposition around taste, health and planet, serve as a best-in-class partner to both retail and foodservice customers to support product development and category management, and drive consumer adoption of our products;
•enhanced measurement and tracking of marketing spend across multiple channels with emphasis on directing investments to higher return opportunities;

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
As we seek to grow our net revenues, we continue to face several challenges, including prolonged, weakened demand within the plant-based meat category overall, broad macroeconomic headwinds, including elevated levels of inflation, high interest rates, waning consumer confidence and potential recessionary concerns in certain geographic regions, adverse changes in consumers’ perceptions about the health attributes of our products, increased competitive activity in the plant-based meat category, and global events such as the war in Ukraine, the conflict in Israel, Gaza and surrounding areas and tariff-related trade wars, as well as their potential impact on availability of raw materials and/or distribution of our products.
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. At the end of each accounting period, we recognize a contra asset to Accounts receivable for estimated sales discounts that have been incurred but not paid which totaled $4.8 million and $6.8 million as of September 27, 2025 and December 31, 2024, respectively. We continue to face increasing competition across all channels, and we expect that trend to continue, especially if consumers continue to trade down among proteins in the context of significant inflationary pressure. In response, we expect to continue to invest in promotional discounting to address the current consumer trend with more targeted key selling period activations that we expect will allow us to continue to build brand awareness and increase consumer trials of our products.
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
Subject to potential recessionary and inflationary pressures, prolonged weakness in the plant-based meat category, competition and other factors impacting our business, we continue to expect that long-term gross profit and gross margin improvements will be delivered primarily through:
•investments in production equipment allowing for automation of certain manual functions in the production cycle;
•implementation of lean value streams across our beef, pork and poultry platforms;
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
•refreshed demand planning and production scheduling processes;
•scale-driven efficiencies in procurement and fixed cost absorption;
•product and process innovations and reformulations;
•improved supply chain logistics and distribution costs;
•optimization of assortment offerings through selected retailers with emphasis on higher margin products;
•enhanced controls, systems monitoring and management controls over trade spend investments; and
•reviewing and adjusting our pricing architecture within certain channels.
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
SG&A Expenses
SG&A expenses consist primarily of selling, marketing and administrative expenses, including personnel and related expenses, share-based compensation, outbound shipping and handling costs, non-manufacturing lease expense, depreciation and amortization expense on non-manufacturing and non-research and development assets, charges related to asset write-offs including loss on sale and write-down of fixed assets, consulting fees and other non-production operating expenses. Marketing and selling expenses include advertising costs, share-based compensation awards to non-employee consultants and brand ambassadors, costs associated with consumer promotions, product donations, product samples and sales aids incurred to acquire new customers, retain existing customers and build our brand awareness. Administrative expenses include expenses related to management, accounting, legal, IT and other office functions. We decreased SG&A expenses in 2024 and expect SG&A expenses in 2025 to decrease further from the levels in 2024 (excluding charges related to the reductions-in-force, charges related to the suspension and substantial cessation of our operational activities in China, incremental legal expenses associated with arbitration proceedings related to a previously-disclosed contractual dispute with a former co-manufacturer, charges related to the surrender of a portion of our Campus Headquarters to the Landlord, any potential charges arising from the Varda Sublease (as defined below), as we continue to focus on reducing and optimizing operating expenses more broadly, including as part of the implementation of lean value streams across our beef, pork and poultry platforms.
Reductions-In-Force and Suspension and Substantial Cessation of Operational Activities in China
On November 1, 2023, our board of directors approved the November 2023 RIF. In 2023, we incurred one-time cash charges of approximately $1.8 million in connection with the November 2023 RIF, primarily consisting of notice period and severance payments, employee benefits and related costs. These charges were incurred in the fourth quarter of 2023, and the November 2023 RIF was substantially complete by the end of 2023.
On February 24, 2025, our board of directors approved the February 2025 RIF. In the three and nine months ended September 27, 2025, we recorded one-time cash charges of approximately $0 and $1.2 million, respectively, in connection with the 2025 February RIF, primarily consisting of severance payments, employee benefits and related costs, in all cases, provided to departing employees and contract termination costs. In aggregate, the 2025 RIF, combined with the elimination of certain open positions and changes to the executive leadership team, is expected to result in approximately $5.5 million to $6.5 million in cash compensation operating expense savings in 2025, and an additional approximately $1.0 million to $1.5 million in non-cash savings in 2025 related to previously granted, unvested stock-based compensation that would have been earned in 2025. The February 2025 RIF was substantially complete as of the end of the third quarter of 2025.
In addition, as part of our Global Operations Review, on February 24, 2025, our board of directors approved a plan to suspend our operational activities in China, including the China RIF. In the three and nine months ended September 27, 2025, we recorded one-time cash charges of approximately $23,000 and $0.4 million, respectively, in connection with the China RIF, primarily consisting of severance payments, employee benefits and related costs, in all cases, provided to departing employees, and contract termination costs. In aggregate, the China RIF is expected to result in approximately $0.5 million to $1.0 million in cash compensation operating expense savings in 2025. The China RIF was substantially complete as of the end of the third quarter of 2025.
In addition, as a result of our decision to suspend our operational activities in China, we currently estimate that we will incur accelerated depreciation and other inventory and asset write-offs in China totaling $13.0 million to $14.0 million through the end of 2026, of which $1.7 million and $4.9 million in accelerated depreciation related to the reassessment of useful lives of certain assets was recognized in the three and nine months ended September 27, 2025, respectively, and the remainder of which is expected to be evenly distributed beginning in the fourth quarter of 2025 through the end of the fourth quarter of 2026. The calculation of the charges we estimate we will incur are subject to uncertainties and based on a number of assumptions, including applicable legal requirements and asset disposition plans; the actual charges incurred may differ from the estimates disclosed above.
On August 6, 2025, management approved the August 2025 RIF. We recorded one-time cash charges of approximately $1.1 million in connection with the August 2025 RIF, primarily consisting of severance payments, employee benefits and related costs, in all cases, provided to departing employees. A majority of these charges were incurred in the third quarter of 2025. In aggregate, the August 2025 RIF is expected to result in approximately $5.0 million to $6.0 million in cash compensation expense savings, and an additional approximately $0.5 million to $1.0 million in non-cash savings related to previously granted, unvested stock-based compensation that would have been earned over the next twelve months. The August 2025 RIF was substantially complete as of the end of the third quarter of 2025.
See Part II, Item 1A, Risk Factors—Risks Related to Our Business—Our strategic initiatives to improve our cost structure could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions, including achieving our profitability and financial performance objectives included elsewhere in this report.

Results of Operations
The following table presents selected items in our unaudited condensed consolidated statements of operations for the respective periods presented (unaudited):

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net revenues	$70,218	$81,006	$213,907	$249,794
Cost of goods sold	62,988	66,698	199,151	218,101
Gross profit	7,230	14,308	14,756	31,693
Research and development expenses	4,917	6,133	18,186	21,478
Selling, general and administrative expenses	37,230	39,084	122,598	128,529
Loss from impairment of long-lived assets	77,414	—	77,414	—
Total operating expenses	119,561	45,217	218,198	150,007
Loss from operations	$(112,331)	$(30,909)	$(203,442)	$(118,314)

The following table presents selected items in our unaudited condensed consolidated statements of operations as a percentage of net revenues for the respective periods presented (unaudited):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	89.7	82.3	93.1	87.3
Gross profit	10.3%	17.7%	6.9%	12.7%
Research and development expenses	7.0	7.6	8.5	8.6
Selling, general and administrative expenses	53.0	48.2	57.3	51.5
Loss from impairment of long-lived assets	110.2%	—%	36.2%	—%
Total operating expenses	170.2%	55.8%	102.0%	60.1%
Loss from operations	(159.9)%	(38.1)%	(95.1)%	(47.4)%

Three and Nine Months Ended September 27, 2025 Compared to Three and Nine Months Ended September 28, 2024 (unaudited)
Net Revenues
The following table presents our net revenues by channel in the three months ended September 27, 2025 compared to the prior-year period:

	Three Months Ended		Change
(in thousands)	September 27, 2025	September 28, 2024	Amount	%
U.S.:
Retail	$28,537	$34,969	$(6,432)	(18.4)%
Foodservice	10,524	14,478	(3,954)	(27.3)%
U.S. net revenues	39,061	49,447	(10,386)	(21.0)%
International:
Retail	15,810	16,565	$(755)	(4.6)%
Foodservice	15,347	14,994	353	2.4%
International net revenues	31,157	31,559	(402)	(1.3)%
Net revenues	$70,218	$81,006	$(10,788)	(13.3)%
Net revenues in the three months ended September 27, 2025 decreased $10.8 million, or 13.3%, compared to the prior-year period, primarily driven by a 10.3% decrease in volume of products sold and a 3.5% decrease in net revenue per pound. The decrease in volume of products sold was primarily driven by weak category demand and reduced points of distribution in the U.S. retail channel, and lower sales of burger products to QSR customers in the international foodservice channel. The decrease in net revenue per pound was primarily driven by higher trade discounts, changes in product sales mix, and to a lesser extent, price decreases of certain of our products, partially offset by favorable changes in foreign currency exchange rates.
Net revenues from U.S. retail channel sales in the three months ended September 27, 2025 decreased $6.4 million, or 18.4%, compared to the prior-year period, primarily driven by a 12.6% decrease in volume of products sold and a 6.6% decrease in net revenue per pound. The decrease in volume of products sold was primarily driven by weak category demand and reduced points of distribution. The decrease in net revenue per pound was primarily driven by higher trade discounts and price decreases of certain of our products, partially offset by changes in product sales mix. By product, the decrease in U.S. retail channel net revenues was primarily due to decreased sales of Beyond Burger, Beyond Beef and Beyond Breakfast Sausage, partially offset by increased sales of Beyond Steak.
Net revenues from U.S. foodservice channel sales in the three months ended September 27, 2025 decreased $4.0 million, or 27.3%, compared to the prior-year period, primarily driven by a 27.1% decrease in volume of products sold and a 0.3% decrease in net revenue per pound. The decrease in volume of products sold was primarily driven by weak category demand and the lapping of sales of chicken products to a U.S. QSR customer in the year-ago period. The decrease in net revenue per pound was primarily driven by higher trade discounts and, to a lesser extent, price decreases of certain of our products, partially offset by changes in product sales mix. By product, the decrease in U.S. foodservice channel net revenues was primarily due to decreased sales of Beyond Burger and chicken products, including sales of Beyond Chicken Tenders and Beyond Chicken Nuggets.
Net revenues from international retail channel sales in the three months ended September 27, 2025 decreased $0.8 million, or 4.6%, compared to the prior-year period, primarily driven by a 12.5% decrease in volume of products sold, partially offset by a 9.1% increase in net revenue per pound. The decrease in volume of products sold was primarily driven by reduced sales of Beyond Burger, Beyond Sausage and chicken products. The increase in net revenue per pound was primarily driven by favorable changes in foreign currency exchange rates, price increases of certain of our products and changes in product sales mix, partially offset by higher trade discounts.
Net revenues from international foodservice channel sales in the three months ended September 27, 2025 increased $0.3 million, or 2.3%, compared to the prior-year period, primarily due to a 4.4% increase in volume of products sold, partially offset by a 2.0% decrease in net revenue per pound. The increase in volume of products sold was primarily driven by higher sales of chicken products to a QSR customer, partially offset by reduced sales of burger products to certain QSR customers. The decrease in net revenue per pound was primarily driven by changes in product sales mix, partially offset by favorable changes in foreign currency exchange rates, lower trade discounts and, to a lesser extent, price increases of certain of our products. By product, the increase in international foodservice channel net revenues was primarily due to increased sales of chicken products, partially offset by decreased sales of Beyond Burger.
The following table presents our net revenues by channel in the nine months ended September 27, 2025 compared to the prior-year period:

	Nine Months Ended		Change
(in thousands)	September 27, 2025	September 28, 2024	Amount	%
U.S.:
Retail	$92,806	$116,926	$(24,120)	(20.6)%
Foodservice	30,992	37,132	(6,140)	(16.5)%
U.S. net revenues	123,798	154,058	(30,260)	(19.6)%
International:
Retail	$44,359	$46,728	$(2,369)	(5.1)%
Foodservice	45,750	49,008	(3,258)	(6.6)%
International net revenues	90,109	95,736	(5,627)	(5.9)%
Net revenues	$213,907	$249,794	$(35,887)	(14.4)%
Net revenues in the nine months ended September 27, 2025 decreased $35.9 million, or 14.4%, compared to the prior-year period, primarily driven by a 13.8% decrease in volume of products sold, and a 0.6% decrease in net revenue per pound. The decrease in volume of products sold was primarily driven by weak category demand in the U.S. retail and foodservice channels, reduced points of distribution in the U.S. retail channel and by lower sales of burger products to QSR customers in the international foodservice channel. The decrease in net revenue per pound was primarily driven by changes in product sales mix, partially offset by favorable foreign currency exchange rates and price increases of certain of our products.
Net revenues from U.S. retail channel sales in the nine months ended September 27, 2025 decreased $24.1 million, or 20.6%, compared to the prior-year period, primarily driven by a 20.4% decrease in volume of products sold and a 0.2% decrease in net revenue per pound. The decrease in volume of products sold was primarily driven by weak category demand and reduced points of distribution. The decrease in net revenue per pound was primarily driven by higher trade discounts, partially offset by changes in product sales mix and price increases of certain of our products. U.S. retail channel net revenues in the nine months ended September 27, 2025 included $0.1 million in ingredient sales, compared to $2.4 million in the nine months ended September 28, 2024. By product, the decrease in U.S. retail channel net revenues was primarily due to decreased sales of Beyond Burger, Beyond Beef, Beyond Sausage, Beyond Breakfast Sausage and Beyond Meatballs, partially offset by increased sales of Beyond Steak and our value added meal line of products.

Net revenues from U.S. foodservice channel sales in the nine months ended September 27, 2025 decreased $6.1 million, or 16.5%, compared to the prior-year period, primarily driven by a 16.8% decrease in volume of products sold, primarily reflecting weak category demand and lower burger and chicken sales to certain QSR customers, partially offset by a 0.3% increase in net revenue per pound, primarily driven by price increases of certain of our products and changes in product sales mix, partially offset by higher trade discounts. By product, the decrease in U.S. foodservice channel net revenues was primarily due to decreased sales of Beyond Burger and chicken products.
Net revenues from international retail channel sales in the nine months ended September 27, 2025 decreased $2.4 million, or 5.1%, compared to the prior-year period, primarily driven by an 11.7% decrease in volume of products sold, partially offset by a 7.3% increase in net revenue per pound. The decrease in volume of products sold was primarily due to lower sales of our ground beef, burger and dinner sausage products. The increase in net revenue per pound was primarily driven by favorable foreign currency exchange rates, changes in product sales mix and lower trade discounts. By product, the decrease in international retail channel net revenues was primarily due to decreased sales of ground beef, burger and dinner sausage products in the EU, partially offset by increased sales of Beyond Steak.
Net revenues from international foodservice channel sales in the nine months ended September 27, 2025 decreased $3.3 million, or 6.6%, compared to the prior-year period, primarily due to a 3.7% decrease in volume of products sold, primarily due to lower burger sales to certain QSR customers, and a 3.2% decrease in net revenue per pound. The decrease in net revenue per pound was primarily driven by changes in product sales mix and price decreases of certain of our products, partially offset by lower trade discounts and favorable foreign currency exchange rates. By product, the decrease in international foodservice channel net revenues was primarily due to decreased sales of Beyond Burger, partially offset by increased sales of Beyond Beef Crumble.
The following table presents consolidated volume of our products sold in pounds for the respective periods presented:

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	September 27, 2025	September 28, 2024	Amount	%	September 27, 2025	September 28, 2024	Amount	%
U.S.:
Retail	5,878	6,727	$(849)	(12.6)%	17,754	22,296	(4,542)	(20.4)%
Foodservice	1,655	2,271	(616)	(27.1)%	5,042	6,061	(1,019)	(16.8)%
International:
Retail	3,128	3,576	$(448)	(12.5)%	9,202	10,416	(1,214)	(11.7)%
Foodservice	4,328	4,144	$184	4.4%	13,687	14,219	(532)	(3.7)%
Volume of products sold	14,989	16,718	(1,729)	(10.3)%	45,685	52,992	(7,307)	(13.8)%
Cost of Goods Sold

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	September 27, 2025	September 28, 2024	Amount	%	September 27, 2025	September 28, 2024	Amount	%
Cost of goods sold	$62,988	$66,698	$(3,710)	(5.6)%	$199,151	$218,101	$(18,950)	(8.7)%

Cost of goods sold decreased $3.7 million, or 5.6%, to $63.0 million in the three months ended September 27, 2025 compared to the prior-year period, primarily reflecting decreased volume of products sold. Cost of goods sold in the three months ended September 27, 2025 included $1.7 million in expenses related to the suspension and substantial cessation of our operational activities in China, as discussed above. Cost of goods sold increased on a per pound basis, primarily reflecting higher materials costs and higher inventory provision, partially offset by lower manufacturing expenses, including depreciation, and lower logistics expenses. As a percentage of net revenues, cost of goods sold increased to 89.7% of net revenues in the three months ended September 27, 2025, from 82.3% of net revenues in the prior-year period.
Cost of goods sold decreased $19.0 million, or 8.7%, to $199.2 million in the nine months ended September 27, 2025, compared to the prior-year period, primarily reflecting decreased volume of products sold. Cost of goods sold in the nine months ended September 27, 2025 included $4.3 million in non-cash charges arising from specific strategic decisions to increase inventory provision for certain inventory items, and $4.3 million in expenses related to the suspension and substantial cessation of our operational activities in China, as discussed above. Cost of goods sold increased on a per pound basis, primarily reflecting higher inventory provision and higher materials costs, partially offset by reduced manufacturing costs, including depreciation and lower logistics costs. As a percentage of net revenues, cost of goods sold increased to 93.1% of net revenues in the nine months ended September 27, 2025 from 87.3% of net revenues in the prior-year period.
Gross Profit and Gross Margin

	Three Months Ended		Change			Nine Months Ended		Change
(in thousands)	September 27, 2025	September 28, 2024	Amount		%	September 27, 2025	September 28, 2024	Amount		%
Gross profit	$7,230	$14,308	$(7,078)		(49.5)%	$14,756	$31,693	$(16,937)		(53.4)%
Gross margin	10.3%	17.7%	(740)	bps	N/A	6.9%	12.7%	(580)	bps	N/A
Gross profit in the three months ended September 27, 2025 was $7.2 million, compared to gross profit of $14.3 million in the prior-year period, a decrease of $7.1 million, or 49.5%. Gross margin in the three months ended September 27, 2025 was 10.3%, compared to gross margin of 17.7% in the prior-year period. Gross profit and gross margin in the three months ended September 27, 2025 included $1.7 million in expenses related to the suspension and substantial cessation of our operational activities in China. Gross profit and gross margin in the three months ended September 27, 2025 were negatively impacted by a (3.5)% decrease in net revenue per pound and 5.3% increase in cost of goods sold per pound.
Gross profit in the nine months ended September 27, 2025 was $14.8 million compared to gross profit of $31.7 million in the prior-year period, a decrease of $16.9 million, or 53.4%. Gross margin in the nine months ended September 27, 2025 was 6.9%, compared to gross margin of 12.7% in the prior-year period. Gross profit and gross margin in the nine months ended September 27, 2025 included $4.3 million in non-cash charges arising from specific strategic decisions to increase inventory provision for certain inventory items, and $4.3 million in expenses related to the suspension and substantial cessation of our operational activities in China, as discussed above. Gross profit and gross margin in the nine months ended September 27, 2025 were negatively impacted by a 5.8% increase in cost of goods sold per pound and a (0.6)% decrease in net revenue per pound.
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
Research and Development Expenses

	Three Months ended		Change		Nine Months ended		Change
(in thousands)	September 27, 2025	September 28, 2024	Amount	%	September 27, 2025	September 28, 2024	Amount	%
Research and development expenses	$4,917	6,133	$(1,216)	(19.8)%	$18,186	$21,478	$(3,292)	(15.3)%
Research and development expenses in the three months ended September 27, 2025 decreased $1.2 million, or 19.8%, compared to the prior-year period. Research and development expenses decreased to 7.0% of net revenues in the three months ended September 27, 2025 from 7.6% of net revenues in the prior-year period. The decrease in research and development expenses was primarily due to lower headcount, lower lease costs, and lower trial production and scale-up expenses.
Research and development expenses decreased $3.3 million, or 15.3%, in the nine months ended September 27, 2025, compared to the prior-year period. Research and development expenses decreased to 8.5% of net revenues in the nine months ended September 27, 2025 from 8.6% of net revenues in the prior-year period. The decrease in research and development expenses was primarily due to lower trial production expenses from in-sourcing trial production work and reduced lease costs associated with our innovation center, partially offset by $0.9 million in accelerated depreciation related to the suspension and substantial cessation of our operational activities in China.
SG&A Expenses

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	September 27, 2025	September 28, 2024	Amount	%	September 27, 2025	September 28, 2024	Amount	%
Selling, general and administrative expenses	$37,230	$39,084	$(1,854)	(4.7)%	$122,598	$128,529	$(5,931)	(4.6)%
SG&A expenses in the three months ended September 27, 2025 decreased $1.9 million, or 4.7%, to $37.2 million, or 53.0% of net revenues in the three months ended September 27, 2025, from $39.1 million or 48.2% of net revenues in the prior-year period. The decrease in SG&A expenses was primarily due to $2.0 million in lower share-based compensation expense, $1.9 million in lower product donation costs, $0.5 million in lower outbound freight, $0.5 million in lower legal expenses, $0.4 million in lower commissions expense and $0.4 million in lower advertising costs, partially offset by $1.9 million in higher general insurance expense, $1.8 million in higher consulting expenses and $0.4 million in higher salary and related expenses. SG&A expenses in the three months ended September 27, 2025 were further negatively impacted by $0.7 million in incremental legal and other fees and expenses associated with arbitration proceedings related to a contractual dispute with a former co-manufacturer and $0.6 million in costs related to the partial lease termination of a portion of our Campus Headquarters.
SG&A expenses in the nine months ended September 27, 2025 decreased $5.9 million, or 4.6%, to $122.6 million or 57.3% of net revenues in the nine months ended September 27, 2025, from $128.5 million or 51.5% of net revenues in the prior-year period. The decrease in SG&A expenses was primarily due to $3.3 million in lower share-based compensation expense, $1.9 million in lower co-manufacturing-related expenses, $1.7 million in lower legal fees, $1.5 million in lower outbound freight expenses, $1.2 million in lower marketing expenses and $1.1 million in lower commissions expense, partially offset by $2.6 million in higher product donations, $2.5 million in higher consulting expenses and $2.4 million in higher salaries and related expenses including $2.7 million in severance costs related to the February 2025 RIF, China RIF and August 2025 RIF. SG&A expenses in the nine months ended September 27, 2025 were negatively impacted by $7.8 million in incremental legal and other fees and expenses associated with arbitration proceedings related to a contractual dispute with a former co-manufacturer, $1.4 million in certain non-routine SG&A expenses, $1.1 million in costs related to the partial lease termination of a portion of our Campus Headquarters and $0.4 million in asset write-offs related to the suspension and substantial cessation of our operational activities in China, as discussed above.
Loss from Impairment of Long-Lived Assets

	Three Months Ended		Change		Nine Months Ended		Change
(in thousands)	September 27, 2025	September 28, 2024	Amount	%	September 27, 2025	September 28, 2024	Amount	%
Loss from impairment of long-lived assets	$77,414	$—	$77,414	N/A	$77,414	$—	$77,414	—
In the three months ended September 27, 2025, the Company determined that triggering events had occurred that could indicate that the carrying amount of our long-lived assets may not be fully recoverable. As a result, we performed a quantitative assessment in accordance with ASC 360, and concluded that an impairment of our long-lived assets existed as of September 27, 2025. Loss from impairment of long-lived assets in the three and nine months ended September 27, 2025 was $77.4 million. There was no such impairment loss in the nine months ended September 28, 2024. See Note 2, Summary of Significant Accounting Policies and Note 6, Impairment of Long-Lived Assets, to the Notes to Unaudited Condensed Consolidated Financial Statements elsewhere in this report.
Loss from Operations
Loss from operations in the three months ended September 27, 2025 was $112.3 million, compared to $30.9 million in the prior-year period. The increase in loss from operations was driven by loss from impairment of long-lived assets and lower gross profit, partially offset by reduced SG&A expenses and lower research and development expenses.
Loss from operations in the nine months ended September 27, 2025 was $203.4 million, compared to $118.3 million in the prior-year period. The increase in loss from operations was driven by the loss from impairment of long-lived assets and lower gross profit, partially offset by reduced SG&A expenses and lower research and development expenses. Loss from operations in the nine months ended September 28, 2024 was negatively impacted by $7.5 million in SG&A expenses related to a class action settlement agreement in connection with the settlement of certain consumer class action lawsuits that originated in 2022.
Total Other Income (Expense), Net
Total other income (expense), net, in the three months ended September 27, 2025 of $1.7 million consisted primarily of $5.3 million in benefit from the remeasurement of warrant liability, $0.1 million in net realized and unrealized foreign currency transaction gains due to favorable changes in foreign currency exchange rates of the Euro and Chinese Yuan and $0.6 million in interest income, partially offset by $(4.4) million in interest expense including $(1.7) million in interest expense related to leases, $(1.5) million in PIK interest expense related to the Delayed Draw Term Loans (as defined below), $(1.0) million in interest expense from the amortization of debt issuance costs related to the 2027 Notes (as defined below), $(0.2) million in interest expense related to the amortization of the debt discount resulting from the Warrants and $(36,000) in amortization of issuance costs related to the Delayed Draw Term Loans. Total other income (expense), net, in the three months ended September 28, 2024 of $4.4 million consisted primarily of $4.1 million in net realized and unrealized foreign currency transaction gains due to favorable changes in foreign currency exchange rates of the Euro and the Chinese Yuan and $1.4 million in interest income, partially offset by $(1.0) million in interest expense from the amortization of debt issuance costs related to the Notes.
In the three and nine months ended September 27, 2025, the Company recorded accrued unpaid interest of $1.5 million in PIK interest expense related to the Delayed Draw Term Loans, $0.2 million in interest expense related to the amortization of the debt discount resulting from the Warrants and $36,000 in amortization of debt issuance costs related to the Delayed Draw Term Loans. Total unamortized debt issuance costs related to the Delayed Draw Term Loans were $3.8 million as of September 27, 2025. No such costs existed as of December 31, 2024.

Total other income (expense), net, in the nine months ended September 27, 2025 of $10.7 million consisted primarily of $11.1 million in net realized and unrealized foreign currency transaction gains due to favorable changes in foreign currency exchange rates of the Euro and Chinese Yuan, $5.3 million in benefit from the remeasurement of warrant liability and $2.0 million in interest income, partially offset by $(7.4) million in interest expense including $(3.0) million in interest expense related to amortization of debt issuance costs related to the 2027 Notes, $(2.8) million in interest expense related to the leases, $(1.5) million in PIK interest expense related to the Delayed Draw Term Loans, $(0.2) million in interest expense related to the amortization of the debt discounts resulting from the Warrants and $(36,000) in amortization of issuance costs related to the Delayed Draw Term Loans. Total other income, net, in the nine months ended September 28, 2024 of $2.9 million consisted primarily of $5.1 million in interest income, $0.6 million in net realized and unrealized foreign currency transaction gains due to favorable changes in foreign currency exchange rates of the Euro and the Chinese Yuan and $0.5 million in subsidies received from the Jiaxing Economic Development Zone Finance Bureau related to our investment in our subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd. (“BYND JX”), partially offset by $(3.0) million in interest expense from the amortization of debt issuance costs related to the 2027 Notes.
We expect interest expense to increase from the current levels in 2026 in connection with the 2030 Notes and Delayed Draw Term Loans. See Note 15, Subsequent Events, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Net Loss
Net loss in the three months ended September 27, 2025 was $110.7 million, compared to $26.6 million in the prior-year period. Net loss per share available to common stockholders in the three months ended September 27, 2025 was $(1.44), compared to $(0.41) in the prior year. The increase in net loss was primarily driven by the increase in loss from operations, including loss from impairment of long-lived assets, and the decrease in Total other income (expense), net.
Net loss in the nine months ended September 27, 2025 was $192.8 million, compared to $115.4 million in the prior-year period. Net loss per share available to common stockholders in the nine months ended September 27, 2025 was $(2.52), compared to $(1.78) in the prior-year period. The increase in net loss was primarily driven by the increase in loss from operations, including loss from impairment of long-lived assets, partially offset by higher other income including higher net realized and unrealized foreign currency transaction gains. Net loss in the nine months ended September 28, 2024 was negatively impacted by $7.5 million in SG&A expenses related to a class action settlement agreement, in connection with the settlement of certain consumer class action lawsuits that originated in 2022.
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
“Adjusted EBITDA” is defined as net loss adjusted to exclude, when applicable, income tax expense (benefit), interest expense, depreciation and amortization expense, share-based compensation expense, non-cash charges related to the suspension and substantial cessation of our operational activities in China, costs related to a partial lease termination of a portion of the Campus Headquarters, non-cash loss from impairment of long-lived assets, accrued litigation settlement costs, remeasurement of warrant liability and Other, net, including interest income and foreign currency transaction gains and losses.
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
•Adjusted EBITDA does not reflect non-cash charges related to the suspension and substantial cessation of our operational activities in China;
•Adjusted EBITDA does not reflect certain cash costs related to a partial lease termination of a portion of the Campus Headquarters, which reduces cash available to us;
•Adjusted EBITDA does not reflect non-cash loss from impairment of long-lived assets and therefore does not include all of our operating expenses;
•Adjusted EBITDA does not reflect accrued litigation settlement costs which reduce cash available to us;
•Adjusted EBITDA does not reflect non-cash impact of remeasurement of warrant liability;
•Adjusted EBITDA does not reflect Other, net, including interest income and foreign currency transaction gains and losses, that may increase or decrease cash available to us; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net loss, as reported (unaudited):

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net loss, as reported	$(110,688)	$(26,576)	$(192,846)	$(115,416)
Income tax expense (benefit)	—	6	—	(26)
Interest expense	4,418	1,028	7,444	3,072
Depreciation and amortization expense(1)	7,604	5,282	20,082	17,464
Share-based compensation expense	3,767	5,905	13,924	17,753
Non-cash charges related to suspension and substantial cessation of operational activities in China(2)	1,757	—	5,578	—
Costs related to partial lease termination, net of amounts included in depreciation and amortization expense(3)	169	—	443	—
Loss from impairment of long-lived assets	77,414	—	77,414	—
Accrued litigation settlement costs	—	—	—	7,500
Remeasurement of warrant liability	(5,318)	—	(5,318)	—
Other, net(4)(5)	(750)	(5,405)	(12,799)	(6,005)
Adjusted EBITDA	$(21,627)	$(19,760)	$(86,078)	$(75,658)
Net loss as a % of net revenues	(157.6)%	(32.8)%	(90.2)%	(46.2)%
Adjusted EBITDA as a % of net revenues	(30.8)%	(24.4)%	(40.2)%	(30.3)%
_____________

(1)
Excludes $1.7 million and $4.9 million in accelerated depreciation related to suspension and substantial cessation of operational activities in China in the three and nine months ended September 27, 2025, respectively.

(2)
Includes $1.7 million and $4.9 million in accelerated depreciation related to suspension and substantial cessation of operational activities in China in the three and nine months ended September 27, 2025, respectively, and $0 and $0.6 million in inventory and asset write-offs related to suspension and substantial cessation of operational activities in China in the three and nine months ended September 27, 2025, respectively.

(3)	Excludes $0.2 million and $0.4 million in amortization of lease termination costs apportioned for the three and nine months ended September 27, 2025, respectively, that are already included in Depreciation and amortization expense above. No such costs were incurred in the three and nine months ended September 28, 2024.
(4)
Includes $0.1 million and $4.1 million in net realized and unrealized foreign currency transaction gains in the three months ended September 27, 2025 and September 28, 2024, respectively. Includes $11.1 million and $0.6 million in net realized and unrealized foreign currency transaction gains in the nine months ended September 27, 2025 and September 28, 2024, respectively.

(5)
Includes $0.6 million and $1.4 million in interest income in the three months ended September 27, 2025 and September 28, 2024, respectively. Includes $2.0 million and $5.1 million in interest income in the nine months ended September 27, 2025 and September 28, 2024, respectively. Includes $0.5 million in subsidies received from the Jiaxing Economic Development Zone Finance Bureau related to our investment in BYND JX in the nine months ended September 28, 2024.

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
As of September 27, 2025 and December 31, 2024, 9,750,312 shares of common stock had been sold under the ATM Program since inception for an aggregate offering price of $48.3 million. There were no sales of common stock made under the ATM Program in the three and nine months ended September 27, 2025. Total issuance costs related to the ATM Program as of September 27, 2025 and December 31, 2024 were approximately $3.3 million, resulting in aggregate net proceeds of approximately $45.0 million. Of the total issuance costs related to the ATM Program, $0 and $0.3 million remained unpaid as of September 27, 2025 and December 31, 2024, respectively. In the year ended December 31, 2024, approximately $1.6 million was capitalized to reflect the costs associated with the issuance of new shares of common stock and offset against proceeds from the ATM Program. Unamortized issuance costs related to the ATM Program included in Prepaid expenses and other current assets were $1.8 million and $1.7 million as of September 27, 2025 and December 31, 2024, respectively. As of September 27, 2025 and December 31, 2024, approximately $201.7 million in capacity remained available under the 2024 Shelf Registration Statement.
Subsequent to the quarter ended September 27, 2025, we sold 58,888,790 shares of common stock under the ATM Program for an aggregate offering price of $151.7 million. Sales agent commission costs related to these sales under the ATM Program were $3.0 million, resulting in aggregate net proceeds of approximately $148.7 million. As of October 27, 2025, we had approximately $2,000 in capacity remaining for further sale of shares of common stock under the ATM program and approximately $50.0 million in total capacity remaining available under the 2024 Shelf Registration Statement. See Note 15, Subsequent Events, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
2027 Notes and Exchange Offer
In 2021, we issued a total of $1.15 billion aggregate principal amount of 0% Convertible Senior Notes due 2027 (the “2027 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). For a discussion about the Notes, see Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. Subsequent to the quarter ended September 27, 2025, we commenced an exchange offer (the “Exchange Offer”) to exchange any and all of the 2027 Notes for a pro rata portion of (i) up to $202.5 million in aggregate principal amount of 7.00% Convertible Senior Secured Second Lien PIK Toggle Notes due 2030 (the “2030 Notes”) and (ii) up to 326,190,370 shares of our common stock (the “New Shares”).

On October 15, 2025 (the “Early Settlement Date”), we completed the early settlement of the exchange of the 2027 Notes that were validly tendered on or before the early tender deadline of 5:00 p.m., New York City time, on October 10, 2025 (the “Early Tender Date”) in the Exchange Offer (collectively, the “Early Tendered Notes”). The Early Tendered Notes represented 96.92% of the aggregate principal amount of the previously outstanding 2027 Notes. Following the cancellation of the Early Tendered Notes, $35,397,000 in aggregate principal amount of the 2027 Notes remained outstanding. Pursuant to the early settlement of the Exchange Offer, $1,114,603,000 in aggregate principal amount of the 2027 Notes were validly tendered, accepted for exchange by us and subsequently cancelled. On the Early Settlement Date, we issued (i) $208,717,000 in aggregate principal amount of 2030 Notes (inclusive of $12.5 million in aggregate principal amount of 2030 Notes as payment to certain holders of 2027 Notes that had entered into a transaction support agreement with us relating to the Exchange Offer (the “SteerCo Premium”)) and (ii) 316,150,176 New Shares, in exchange for the Early Tendered Notes.
On October 30, 2025 (the “Final Settlement Date”), we completed the final settlement of the exchange of the 2027 Notes that were validly tendered in the Exchange Offer and not validly withdrawn following the Early Tender Date. Pursuant to the final settlement, an additional $5,938,000 in aggregate principal amount of the 2027 Notes were validly tendered, accepted for exchange by us and subsequently cancelled (collectively, the “Additional Tendered Notes”). In connection with the final settlement of the Exchange Offer, on the Final Settlement Date, we issued (i) $1,004,000 in aggregate principal amount of 2030 Notes and (ii) 1,684,270 New Shares, in exchange for the Additional Tendered Notes.
Following the Final Settlement Date, a total of (i) $209,721,000 in aggregate principal amount of 2030 Notes (inclusive of $12.5 million in aggregate principal amount of 2030 Notes as payment of the SteerCo Premium) and (ii) 317,834,446 New Shares have been issued by the Company in connection with the Exchange Offer. The Additional Tendered Notes and the Early Tendered Notes together represent 97.44% of the aggregate outstanding principal amount of 2027 Notes. Following the Final Settlement Date, $29,459,000 in aggregate principal amount of the 2027 Notes remained outstanding. See Note 15, Subsequent Events, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Loan and Security Agreement; Warrant Agreement
On May 7, 2025, we, as the borrower, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Unprocessed Foods, LLC, an affiliate of the Ahimsa Foundation, as lender (“Unprocessed Foods”), the other lenders party thereto (together with Unprocessed Foods, the “Lenders”) and certain of our subsidiaries, as guarantors, pursuant to which the Lenders agreed to provide for a senior secured delayed draw term loan facility (the “Delayed Draw Term Loan Facility” and the loans thereunder, the “Delayed Draw Term Loans”) in an aggregate principal amount of $100.0 million. Beyond Meat EU B.V., one of our subsidiaries (“Beyond Meat BV”) has guaranteed our obligations under the Loan and Security Agreement. The Delayed Draw Term Loans are secured by a first-priority lien and security interest in substantially all of our assets and the assets of Beyond Meat BV, subject to certain exceptions. In connection with the entry into the Delayed Draw Term Loan Facility, we agreed to pay the Lenders a non-refundable fee of $625,000.
The Delayed Draw Term Loans were available to be drawn in one or more draws until February 7, 2026, subject to, among other things, a minimum borrowing requirement of $3.0 million and satisfaction or waiver by the Lenders of the applicable conditions precedent set forth in the Loan and Security Agreement. The Delayed Draw Term Loans borrowed under the Loan and Security Agreement mature on February 7, 2030 (the “Initial Maturity Date”), which we may extend with the relevant Lenders’ consent to no later than May 7, 2035. Borrowings under the Loan and Security Agreement accrue interest at a rate of 12.0% per annum, provided that if the maturity date of any Delayed Draw Term Loan has been extended after the Initial Maturity Date, then such rate per annum will be 17.5% after the Initial Maturity Date. Proceeds of the Delayed Draw Term Loans may not be used to repay, amortize or restructure any debt for borrowed money other than debt owed to the Lenders and debt incurred by a Loan Party to finance the purchase, construction or improvement of any asset or services. Accrued but unpaid interest on each Delayed Draw Term Loan is compounded on a quarterly basis and payable “in kind” by adding the amount of such accrued interest to the principal amount of the outstanding Delayed Draw Term Loans under the Loan and Security Agreement.
Among other things, the Loan and Security Agreement includes covenants that (i) require us to maintain liquidity of at least $15.0 million, (ii) do not permit our cash interest payments due under all of the Loan Parties’ subordinated debt and unsecured debt for borrowed money for any fiscal year, in the aggregate, to exceed $20.0 million, and (iii) cap the amount of cash that can be used to repay the 2027 Notes at their maturity at $60.0 million, subject to increase to the extent of any equity raises. The Loan and Security Agreement also contains covenants that restrict the ability of the Loan Parties and certain of their subsidiaries to make dividends or distributions, incur additional debt (including subordinated debt), engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change their businesses or make investments. The Loan and Security Agreement also contains change of control provisions that could have the effect of delaying or preventing an otherwise beneficial takeover of the Company.
In connection with the Loan and Security Agreement, on May 7, 2025, we also entered into a warrant agreement with the Lenders (the “Warrant Agreement”) setting forth the rights and obligations of us and the Lenders, as holders, in connection with Warrants representing the right to purchase up to, in the aggregate, 9,558,635 shares of our common stock (the “Maximum Warrant Share Amount”) at an exercise price of $3.26 per share calculated based on the terms of the Warrant Agreement. The Loan and Security Agreement provides that, at each funding date of any Delayed Draw Term Loan, we will execute and deliver to the applicable Lenders Warrants representing the pro rata portion of the Maximum Warrant Share Amount based on the amount of the Delayed Draw Term Loan provided by such Lender on the date thereof. We agreed to provide certain customary registration rights with respect to the resale of shares of common stock underlying Warrants held by or issuable to the holders from time to time and we subsequently registered for resale on Form S-3 the 9,558,635 shares of common stock underlying the Warrants outstanding. The Warrant Agreement also contains customary indemnity, exculpation and contribution obligations in connection with such registration.
On June 26, 2025 and September 18, 2025, at our request, Unprocessed Foods, as the sole Lender at such time, made Delayed Draw Term Loans to us in the principal amounts of $40.0 million (the “Initial Draw”) and $60.0 million (the “Second Draw”), respectively. We plan to continue to use the proceeds from such Delayed Draw Term Loans for general corporate purposes.
On June 26, 2025, in connection with the Initial Draw, we issued to Unprocessed Foods Warrants to purchase 3,823,454 shares of common stock with an exercise price of $3.26 per share, a fair value per share of $2.09 and an aggregate fair value of approximately $8.0 million. On September 18, 2025, in connection with the Second Draw, we issued to Unprocessed Foods Warrants to purchase 5,735,181 shares of common stock with an exercise price of $3.26 per share, that were previously held as contingently issuable Warrants. See Note 1, Introduction, Note 2, Summary of Significant Accounting Policies, and Note 6, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Subsequent to the quarter ended September 27, 2025, in connection with the Exchange Offer (as defined below), on October 15, 2025, we entered into a First Amendment to the Loan and Security Agreement, dated as of October 15, 2025 (the “First Amendment to LSA”) with Unprocessed Foods, and an Intercreditor Agreement, dated as of October 15, 2025 (the “Intercreditor Agreement”), among Unprocessed Foods, Wilmington Trust, National Association and the Company. See Note 14, Subsequent Events, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Liquidity Outlook
See Note 15, Subsequent Events, to the Notes to Unaudited Condensed Consolidated Statements included elsewhere in this report for additional information relating to certain transactions occurring subsequent to September 27, 2025, including the Exchange Offer, that may impact our liquidity outlook.

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
We have recurring net losses and negative operating cash flows and while we are implementing a business plan focused on achieving sustainable, profitable operations over time, including the strategic initiatives described above, we expect that we will continue to operate at a loss for the foreseeable future. As part of our current business plan, we intend to continue to reduce operating expenses and utilize inventory management to reduce working capital, while investing in capital projects at our production facilities to reduce production costs. To reduce operating expenses, in 2023, we initiated our Global Operations Review, which involves narrowing our commercial focus to certain anticipated growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. These efforts have to date included, and may in the future include, the exit or discontinuation of select product lines; changes to our pricing architecture within certain channels; cash-accretive inventory reduction initiatives; non-cash charges such as provision for excess and obsolete inventory and potential additional impairment charges, write-offs, disposals and accelerated depreciation of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; workforce reductions; and the suspension and substantial cessation of our operational activities in China in the first half of 2025.
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
Given that we continue to operate at a loss and have negative operating cash flows, we may seek to raise additional capital in the future through the issuance of additional equity and/or debt securities, and/or incur other indebtedness, some or all of which could be secured, to continue to fund our operations and repay our indebtedness. Any such capital raises through the issuance of equity and/or debt securities, could result in additional dilution to our existing stockholders and may negatively impact the market price of our common stock. Any issuance of additional equity or debt securities may be for cash or in exchange for any of our outstanding convertible notes, which could have a highly dilutive effect on current stockholders and could negatively affect the trading price of our common stock. Similarly, if the Lenders exercise their Warrants pursuant to the Warrant Agreement, the resulting issuance of our common stock to such Lenders would have a dilutive effect on our current stockholders and could negatively affect the trading price of our common stock. In addition, any such potential financings may result in the imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. For example, the Loan and Security Agreement and the indenture governing the 2030 Notes contain covenants that restrict our ability to engage in certain transactions and could limit our ability to raise additional financing. See Liquidity Loan and Security Agreement; Warrant Agreement above. Furthermore, any securities issued pursuant to potential financings may include rights that are senior to our shares of common stock. However, we cannot assure you that we will be able to successfully raise additional funds for the amounts needed or when needed, or on terms commercially acceptable, if at all. Our inability to raise required capital in the future would have a material adverse effect on our business, financial condition and results of operations. See Part II, Item 1A, Risk Factors—Risks Related to Our Lease

Obligations, Indebtedness, Financial Position and Need for Additional Capital included elsewhere in this report. Our cash requirements under our significant contractual obligations and commitments are listed below in the section titled “Contractual Obligations and Commitments.”
Our future capital requirements may vary materially from those currently planned and will depend on many factors including, among others, demand in the plant-based meat category and for our products, which has continued to decline; our rate of revenue generation and the success of our planned gross margin expansion initiatives; the results of our Global Operations Review and the successful implementation of our ongoing cost-reduction initiatives; the impact of economic and political conditions in the U.S. and international markets on our business; timing to adjust our supply chain and cost structure in response to material fluctuations in product demand; the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; our investment in and build out of our Campus Headquarters, including the timing and success of surrendering, subleasing, assigning or otherwise transferring the remaining excess space or negotiating additional partial lease terminations and/or subleases or other dispositions of our Campus Headquarters on terms advantageous to us or at all; the success of, and expenses associated with, our marketing initiatives; our investment in manufacturing and facilities to optimize our manufacturing and production capacity, including underutilization fees, termination fees and exit costs; our investments in real property; the costs required to fund domestic and international operations and growth; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us; the expenses needed to attract and retain skilled personnel; variations in product selling prices and costs, the timing and success of changes to our pricing architecture within certain channels, and the mix of products sold; the level of trade and promotional spending to support our products appropriately; the expenses associated with our sales force; our management of accounts receivable, inventory, accounts payable and other working capital accounts; the impact of foreign currency exchange rate fluctuations on our cash balances; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
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
Sources of Liquidity
See Note 15, Subsequent Events, to the Notes to Unaudited Condensed Consolidated Statements elsewhere in this report for additional information relating to certain transactions occurring subsequent to September 27, 2025, including the Exchange Offer, that may impact our sources of liquidity.

Our primary cash needs are for operating expenses, working capital and capital expenditures to support our business. We finance our operations primarily through sales of our products and existing cash. We may also generate incremental cash through ingredient sales and from sales of certain fixed assets.
Our 2024 Shelf Registration Statement allows us to sell, from time to time and at our discretion, Company securities having an aggregate offering price of up to $250.0 million including shares of common stock that may be sold pursuant to the Equity Distribution Agreement with B. Riley under the ATM Program. As of September 27, 2025, 9,750,312 shares of common stock had been sold under the ATM Program for an aggregate offering price of $48.3 million. See ATM Program discussed above. Subsequent to the quarter ended September 27, 2025, we sold 58,888,790 shares of common stock under the ATM Program for an aggregate offering price of $151.7 million. Sales agent’s commissions related to these sales under the ATM Program were $3.0 million, resulting in aggregate net proceeds of approximately $148.7 million. As of October 27, 2025, we had approximately $2,000 in capacity remaining for further sale of shares of stock under the ATM Program and approximately $50.0 million in total capacity remaining available under the 2024 Shelf Registration Statement. See Note 15, Subsequent Events, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
On May 7, 2025, we entered into the Loan and Security Agreement, which provides for up to $100.0 million of new first-lien senior secured debt. On June 26, 2025 and September 18, 2025, at our request, Unprocessed Foods, as the sole Lender at such time, made Delayed Draw Term Loans to us in the principal amounts of $40.0 million and $60.0 million, respectively. We plan to continue to use the proceeds from such Delayed Draw Term Loans for general corporate purposes. As of September 27, 2025, we had outstanding borrowings of $100.0 million and had $0 available under the Delayed Draw Term Loan Facility. See Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
As of September 27, 2025, we had $117.3 million in unrestricted cash and cash equivalents and $13.8 million in restricted cash, which was comprised of $12.6 million to secure the letter of credit delivered to our Landlord as security for the performance of our obligations under our Campus Lease and $1.2 million to secure a letter of credit associated with a third party contract manufacturer in Europe.
Cash Flows
The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the periods indicated.

	Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024
Cash (used in) provided by:
Operating activities	$(98,138)	$(69,861)
Investing activities	$(7,991)	$(10)
Financing activities	$87,821	$(1,282)
Net Cash Used in Operating Activities
In the nine months ended September 27, 2025, we incurred a net loss of $192.8 million, which was the primary reason for net cash used in operating activities of $98.1 million. Net cash outflows from changes in our operating assets and liabilities were $13.0 million, primarily due to a decrease in accrued expenses and other current liabilities; an increase in prepaid lease costs, non-current due to lease payments towards unoccupied phases of our Campus Headquarters (as defined below) for which leases have not yet commenced; an increase in prepaid expenses and other current assets due to an increase in prepaid issuance costs; a decrease in accounts payable from timing of payments of vendor invoices; and a decrease in operating lease liabilities due to a reduction in new leases entered into. Net loss in the nine months ended September 27, 2025, included

$107.7 million in non-cash expenses comprised of loss from impairment of long-lived assets, depreciation and amortization expense, including accelerated depreciation recorded resulting from the suspension and substantial cessation of our operational activities in China, share-based compensation expense and amortization of debt issuance costs, and unrealized gain on foreign currency exchange transactions.
In the nine months ended September 28, 2024, we incurred a net loss of $115.4 million, which was the primary reason for net cash used in operating activities of $69.9 million. Net cash inflows from changes in our operating assets and liabilities were $1.5 million, primarily from a decrease in raw materials and packaging, and work in process inventories, an increase in accrued expenses and other current liabilities, and a decrease in prepaid expenses and other current assets, partially offset by an increase in prepaid lease costs, non-current, an increase in accounts receivable, a decrease in operating lease liabilities and a decrease in accounts payable. Net loss in the nine months ended September 28, 2024, included $44.0 million in non-cash expenses primarily comprised of share-based compensation expense, depreciation and amortization expense, non-cash lease expense, amortization of debt issuance costs and unrealized gain on foreign currency exchange transactions.
Depreciation and amortization expense was $25.0 million, including $4.9 million in accelerated depreciation related to the reassessment of the useful lives of certain assets in China resulting from the suspension and substantial cessation of our operational activities in China, and $17.5 million in the nine months ended September 27, 2025 and September 28, 2024, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our investments in property, plant and equipment, offset by proceeds from sales of certain fixed assets.
In the nine months ended September 27, 2025, net cash used in investing activities was $8.0 million and consisted of $9.3 million in cash outflows for purchases of property, plant and equipment, primarily driven by investments in production equipment and facilities, partially offset by $1.3 million in proceeds from sales of certain fixed assets.
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
Net Cash Provided by (Used in) Financing Activities
In the nine months ended September 27, 2025, net cash provided by financing activities was $87.8 million, primarily from a cash inflow of $100.0 million in proceeds from the Delayed Draw Term Loans described above, partially offset by cash outflows for payments of $10.3 million in issuance costs, $1.5 million in payments under finance lease obligations and $0.4 million in payments of minimum withholding taxes on net share settlement of equity awards.
In the nine months ended September 28, 2024, net cash used in financing activities was $1.3 million, primarily from the $0.7 million in payments under finance lease obligations and $0.6 million in payments of minimum withholding taxes on net share settlement of equity awards.
Contractual Obligations and Commitments
There have been no significant changes during the nine months ended September 27, 2025 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the 2024 10-K, other than the following:

Debt Obligations
In March 2021, we issued a total of $1.15 billion aggregate principal amount of 2027 Notes. The proceeds from the issuance of the 2027 Notes were approximately $1.0 billion, net of capped call transaction costs of $84.0 million and debt issuance costs totaling $23.6 million. See Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. Subsequent to the quarter ended September 27, 2025, we commenced the Exchange Offer to exchange any and all of the 2027 Notes for a pro rata portion of (i) up to $202.5 million in aggregate principal amount of 2030 Notes and (ii) up to 326,190,370 New Shares. See Liquidity—2027 Notes and the Exchange Offer above and Note 15, Subsequent Events, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
On May 7, 2025, we entered into the Loan and Security Agreement with the Lenders and certain of our subsidiaries, as guarantors, pursuant to which the Lenders agreed to provide for the Delayed Draw Term Loan Facility in an aggregate principal amount of up to $100.0 million. In connection with the Loan and Security Agreement, we also entered into the Warrant Agreement relating to the issuance of the Warrants that grant the Lenders the right to purchase up to, in the aggregate, 9,558,635 shares of our common stock. The Loan and Security Agreement provides that, at each funding date of any Delayed Draw Term Loan, we will execute and deliver to the applicable Lenders Warrants representing the pro rata portion of the Maximum Warrant Share Amount based on the amount of the Delayed Draw Term Loan provided by such Lender on the date thereof. On June 26, 2025 and September 18, 2025, at our request, Unprocessed Foods, as the sole Lender at such time, made Delayed Draw Term Loans to us in the principal amounts of $40.0 million and $60.0 million, respectively. See Liquidity—Loan and Security Agreement; Warrant Agreement above, Note 1, Introduction, Note 2, Summary of Significant Accounting Policies, and Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Leases
In 2021, we entered into the Campus Lease with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), to house our Campus Headquarters (the “Original Lease” and as amended from time to time, the “Campus Lease”). Although we are involved in the design of the tenant improvements of the Campus Headquarters, we do not have title or possession of the assets during construction. In addition, we do not obtain control of the leased space at the Campus Headquarters until the tenant improvements for the applicable phase in which the leased space is located have been completed and that phase has been delivered to us. We paid $5.1 million and $6.5 million in rent prepayments and payments towards construction costs of the Campus Headquarters in the nine months ended September 27, 2025 and year ended December 31, 2024, respectively.
On September 17, 2024, we entered into the First Amendment to Lease, which amendment: (i) revised the square footage of the premises, building and project resulting in: (a) an increase in our base rent by approximately $851,000 over the initial lease term; (b) an adjustment to our percentage share of direct expenses; and (c) an increase in the tenant improvement allowance for use in Phase III of the Campus Headquarters; (ii) increased the tenant improvement allowance reflecting a reduction in the scope of the Landlord’s work; (iii) specified the tenant improvements that must be removed by us from the premises if the premises are not occupied in their entirety throughout the initial lease term and first extension term; and (iv) addressed other ministerial matters concerning the Campus Headquarters. Aggregate payments towards base rent over the initial lease term associated with the remaining phases not yet delivered to us are approximately $53.6 million.
On May 9, 2025, we entered into the Second Amendment to Lease (the “Second Amendment”) which provided for, among other things, (i) the surrender by the Company to the Landlord of approximately 61,556 rentable square feet of the existing premises (the “Surrendered Premises”); (ii) a release of all claims arising out of, or based upon, any act, matter, or thing regarding the Surrendered Premises; (iii) the continued leasing of approximately 220,519 rentable square feet of the existing premises (the “Remaining Premises”) by the

Company, including parking; (iv) payment by the Company of a one-time termination fee of $1.0 million for the benefit of the Landlord; (v) transfer of ownership to certain equipment from the Company to the Landlord; (vi) construction of modifications to the Surrendered Premises by the Company to be completed by June 30, 2025; (vii) payment by the Company of rent for the Surrendered Premises under the Campus Lease until at latest December 14, 2025; (viii) payment by the Company of the difference between (A) the Company’s base rent and parking charges under the Campus Lease for the Surrendered Premises and (B) the base rent and parking charges payable by a new tenant under its new lease for the Surrendered Premises, beginning on the earlier of when the new tenant commences normal business operations in the Surrendered Premises and December 15, 2025, and ending on the last day of the Initial Term (as defined in the Campus Lease); and (ix) payment by the Company of customary brokers’ fees in connection with the Second Amendment.
Termination costs related to the Surrendered Premises in the nine months ended September 27, 2025 were $32.8 million, consisting of $31.3 million in prepaid rent related to the Surrendered Premises, a $1.0 million one-time termination fee and $0.5 million in brokers’ fees. As a result of the lease modifications under the Second Amendment, the Company remeasured the remaining lease liability and corresponding right-of-use (“ROU”) asset associated with the continuing portion of the lease. Based on the revised terms, including updated lease payments and term, the Company concluded that the classification of the remaining portion of the lease had changed from an operating lease to a finance lease. As such, $115.6 million previously classified as an operating lease right-of-use asset was reclassified as finance lease right-of-use asset. In addition, the right-of-use assets for the continuing portion of the lease increased by $19.9 million, due to the reclassification of amounts previously recorded as prepaid rent, and by $10.1 million related to increases in the present value of the lease liability following the modification. The remeasurement was performed using our incremental borrowing rate as of the modification date.
On July 16, 2025, we entered into the Third Amendment to Lease (the “Third Amendment”), resolving a dispute between us and the Landlord regarding the provision and disbursement of the tenant improvement allowance under the Campus Lease. Under the terms of the Third Amendment, in exchange for a release of certain claims, the Landlord agreed to provide to us a rent credit of up to $700,000 for certain tenant improvements, a tenant improvement allowance of up to $150,000 to construct certain improvements, and an extension to the end of the initial term of the Campus Lease for a Landlord-approved subtenant, assignee or transferee to use the tenant improvement allowance to construct improvements for its intended use.
Effective as of July 22, 2025, we entered into a Sublease Agreement (the “Varda Sublease”) with Varda Space Industries, Inc., a Delaware corporation (the “Subtenant”), pursuant to which we will sublease to the Subtenant approximately 54,749 rentable square feet of the Remaining Premises. See Note 3, Leases, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Subsequent to the quarter ended September 27, 2025, we entered into a letter agreement, dated as of October 7, 2025, with the Landlord and the Subtenant, pursuant to which, among other things, the Landlord provided its consent to the Varda Sublease.
Concurrent with our execution of the Original Lease, we delivered to the Landlord a letter of credit in the amount of $12.5 million, as security for the performance of our obligations under the Campus Lease. Subsequent to the quarter ended September 27, 2025 and in connection with the Varda Sublease, we entered into the Fourth Amendment to Lease dated as of October 7, 2025 with the Landlord, whereby the parties agreed to amend the schedule for reduction of our letter of credit to: (i) $8.25 million on November 9, 2026; (ii) $6.25 million on November 9, 2027; and (iii) $3.125 million on November 9, 2028; provided we are not then in default of our obligations under the Campus Lease. The letter of credit is secured by a $12.6 million deposit included in our condensed consolidated balance sheets as Restricted cash, non-current as of September 27, 2025 and December 31, 2024. See Note 3, Leases, Note 10, Commitments and Contingencies, and Note 15, Subsequent Events, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

Given our intention to reduce our overall operating expenses and cash expenditures, on February 2, 2024, we terminated the agreement to purchase a property adjacent to our manufacturing facility in Enschede, the Netherlands (the “Enschede Property”) and the security deposit was returned to us, and subsequently paid to the purchaser of the property to be applied towards the deposit and future lease payments. We entered into a lease agreement with the purchaser of the property to lease the approximately 114,000 square foot property for an initial period of five years with an option to extend the initial term for an additional five years at an annual rent of approximately €1.0 million. This lease is classified as a finance lease in our unaudited condensed consolidated balance sheet as of September 27, 2025.
China Investment and Lease Agreement
In 2020, we and our subsidiary, BYND JX, entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX has agreed to make certain investments in the JXEDZ in two phases of development, and we have agreed to guarantee certain repayment obligations of BYND JX under such agreement. In the three and nine months ended September 27, 2025 and September 28, 2024, respectively, we received $0 and $0.5 million in subsidies from the JXEDZ Finance Bureau. As of September 27, 2025, the Company had invested $22.5 million as the registered capital of BYND JX that included $0.5 million to fund the suspension and substantial cessation of its operational activities in China, and advanced $20.0 million to BYND JX. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
As part of our Global Operations Review, on February 24, 2025, our board of directors approved a plan to suspend our operational activities in China, which substantially ceased as of the end of the second quarter of 2025.
The Planet Partnership
In 2021, we entered into TPP, a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack products made from plant-based protein. In the three months ended September 27, 2025 and September 28, 2024, we recognized our share of the loss in TPP in the amount of $7,000 and $38,000, respectively. In the nine months ended September 27, 2025 and September 28, 2024, we recognized our share of the loss (income) in TPP in the amount of $77,000 and $61,000, respectively. As of September 27, 2025 and December 31, 2024, we had contributed our share of the investment in TPP in the amount of $27.6 million. See Note 10, Commitments and Contingencies, and Note 13, Related Party Transactions, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
As part of our Global Operations Review, in 2023, we made the decision to discontinue the Beyond Meat Jerky product line and discontinued it in 2024.
Purchase Commitments
In 2022, we entered into a co-manufacturing agreement (“Agreement”) with a co-manufacturer to manufacture various products. The Agreement included a minimum order quantity commitment per month and an aggregate quantity over a five-year term. On November 21, 2023, we terminated the Agreement because the co-manufacturer failed to meet its obligations under the Agreement and recorded $4.4 million in termination-related charges. In March 2024, the co-manufacturer brought an action against us in a confidential arbitration proceeding. See Note 10, Commitments and Contingencies—Litigation—Arbitration with Former Co-Manufacturer, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
On July 1, 2023, we and Roquette Frères entered into a second amendment (the “Second Amendment to the Supply Agreement”) to our existing pea protein supply agreement dated January 10, 2020, as amended by the first amendment dated August 3, 2022 (the “First Amendment to the Supply Agreement”). Pursuant to the

Second Amendment to the Supply Agreement, the terms of the agreement and existing purchase commitments set forth in the First Amendment to the Supply Agreement were revised and extended through December 31, 2025. Pursuant to the Second Amendment to the Supply Agreement, the purchase commitment was revised such that we had committed to purchase pea protein inventory totaling $17.0 million in 2025, of which $5.4 million remains as of September 27, 2025.
As of September 27, 2025, we had $3.0 million in outstanding purchase order commitments for capital expenditures primarily to purchase property, plant and equipment including machinery and equipment, payments for which will be due within twelve months of September 27, 2025.
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
On January 23, 2025, the court issued a minute order approving the class action settlement and indicating a final approval order will be entered. On March 24, 2025, the court issued the final approval order. We paid $250,000 to the settlement fund in August 2024. The final effective date of the settlement agreement was on April 24, 2025. We recorded $7.5 million in SG&A expenses in our unaudited condensed consolidated statement of operations and paid $250,000 in the year ended December 31, 2024, and included $7.25 million in Accrued litigation settlement costs in our condensed consolidated balance sheets as of March 29, 2025 and December 31, 2024. Our final payment of $7.25 million was paid into escrow by May 14, 2025. The court appointed settlement administrator will handle distributions to the class.
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
There have been no material changes in our critical accounting policies during the nine months ended September 27, 2025, compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies in the 2024 10-K.

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
Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling the performance obligation. Sales and other taxes we collect concurrent with the sale of products are excluded from revenue. Our normal payment terms vary by the type and location of our customers and the products offered. The time between invoicing and when payment is due is not significant. None of our customer contracts as of September 27, 2025 contains a significant financing component.
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
Impairment of Long-Lived Assets

Long-lived assets, including, but not limited to, property, plant and equipment, lease right-of-use assets, and prepaid lease costs, are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. When events or circumstances indicate that impairment may be present, management evaluates the probability that future undiscounted net cash flows expected from the use of the asset plus the residual value from the ultimate disposal will be less than the carrying value of the asset. If the estimated recoverable amounts are less than the carrying value of the asset, then such assets are written down to their fair values and an impairment loss is recognized based on the difference between the carrying value of the asset and its estimated fair value.
The Company considers all of its long-lived assets to represent a single entity-wide asset group for the purpose of long-lived asset impairment assessment, excluding those sublease assets associated with the Varda

Sublease (as described in Note 3, Leases, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report). Management considers the subleased portion of the lease assets to represent a separate asset group, as these assets generate identifiable cash flows that are largely independent from the remainder of the entity-wide assets.
Fair values for the entity-wide asset group are determined using the market approach and the income approach is utilized for the sublease asset group. The significant assumptions used in determining the fair value under the market approach relate to relevant market-based transactions and selected control premium. The significant assumptions used in determining fair value under the income approach relate to forecasted cash flows, and the selected discount rate used in the discounted cash flow model under the income approach. The fair value of Property, plant and equipment is determined using the replacement cost method, which is based on the cost to acquire a comparable asset in current market conditions, adjusted for accumulated economic depreciation and an in-utility adjustment to account for the loss of service potential not reflected by physical depreciation. The fair value of the right-of-use lease assets and prepaid lease costs, non-current are determined using an income approach based on market-based rental rates for the relevant markets and property types and the selected discount rate. Significant assumptions used include estimated sublease payments, a period of vacancy before the sublease commences and expenses incurred to sublease the space.
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
In 2021, we issued a total of $1.15 billion aggregate principal amount of 2027 Notes. The proceeds from the issuance of the 2027 Notes were approximately $1.0 billion, net of capped call transaction costs of $84.0 million and debt issuance costs totaling $23.6 million. See Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. The 2027 Notes do not bear regular interest, and the principal amount of the 2027 Notes do not accrete. However, special interest and additional interest may accrue on the 2027 Notes at a rate per annum not exceeding 0.50% (subject to certain exceptions) upon the occurrence of certain events relating to the failure to file certain SEC reports or to remove certain restrictive legends from the 2027 Notes.
Subsequent to the quarter ended September 27, 2025, we commenced the Exchange Offer to exchange any and all of our 2027 Notes, for a pro rata portion of (i) up to $202.5 million in aggregate principal amount of the 2030 Notes and (ii) up to 326,190,370 New Shares. In connection with the Early Settlement Date, we issued (i) $208,717,000 in aggregate principal amount of 2030 Notes (inclusive of $12.5 million in aggregate principal amount of 2030 Notes as payment to certain holders of 2027 Notes that had entered into a transaction support agreement with us relating to the Exchange Offer) and (ii) 316,150,176 New Shares. Following the Final Settlement Date, a total of (i) $209,721,000 in aggregate principal amount of 2030 Notes (inclusive of $12.5 million in aggregate principal amount of 2030 Notes as payment of the SteerCo Premium) and (ii) 317,834,446 New Shares have been issued by the Company in connection with the Exchange Offer. Following such Final Settlement Date $29,459,000 in aggregate principal amount of the 2027 Notes remained outstanding.
The 2030 Notes issued in the exchange are secured, second lien obligations of the Company. The 2030 Notes will mature on October 15, 2030, unless earlier redeemed, converted, equitized or repurchased in accordance with the terms of the 2030 Notes. The 2030 Notes will bear interest at a rate of 7.00% per annum from the Early Settlement Date, which interest may be paid in cash or, subject to certain limitations, in shares of common stock. At our option, interest on the 2030 Notes may be accrued and compounded in whole or in part for any interest period as “payment-in-kind” interest at a rate of 9.50% per annum from the Early Settlement Date,. See Note 15, Subsequent Events, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
On May 7, 2025, we, as borrower, entered into the Loan and Security Agreement with the Lenders and certain of our subsidiaries party thereto from time to time, as guarantors, pursuant to which the Lenders agreed to provide for the Delayed Draw Term Loan Facility and the loans thereunder in an aggregate principal amount of $100.0 million.
The Delayed Draw Term Loans were available to be drawn in one or more draws until February 7, 2026, subject to a minimum borrowing requirement of $3.0 million and satisfaction or waiver by the Lenders of the applicable conditions precedent set forth in the Loan and Security Agreement. The Delayed Draw Term Loans borrowed under the Loan and Security Agreement mature on the Initial Maturity Date, which date may be extended by us, with the relevant Lenders’ consent, to no later than May 7, 2035. Borrowings under the Loan and Security Agreement accrue interest at a rate per annum of 12.0%; provided that if the maturity date of any Delayed Draw Term Loan has been extended after the Initial Maturity Date, then such rate per annum will be 17.5% after the Initial Maturity Date. Proceeds of the Delayed Draw Term Loans may not be used to repay, amortize or restructure any debt for borrowed money other than debt owed to the Lenders and debt incurred by a Loan Party to finance the purchase, construction or improvement of any asset or services. Accrued but unpaid interest on each Delayed Draw Term Loan will be compounded on a quarterly basis and payable “in kind” by adding the amount of such accrued interest to the principal amount of the outstanding Delayed Draw Term Loans under the Loan and Security Agreement.
Among other things, the Loan and Security Agreement includes covenants that (i) require us to maintain liquidity of at least $15.0 million, (ii) do not permit our cash interest payments due under all of the Loan Parties’ subordinated debt and unsecured debt for borrowed money for any fiscal year of the Company, in the aggregate, to exceed $20.0 million, and (iii) cap the amount of cash that can be used to repay the 2027 Notes at maturity at $60.0 million, subject to increase to the extent of any equity raises by the Company. The Loan and Security Agreement also contains covenants that restrict the ability of the Loan Parties and certain of their subsidiaries to make dividends or distributions, incur additional debt (including subordinated debt), engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change their businesses or make investments. The Loan and Security Agreement also contains change of control provisions that could have the effect of delaying or preventing an otherwise beneficial takeover of the Company. See Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. Subsequent to the quarter ended September 27, 2025, on October 15, 2025, the Company and Unprocessed Foods entered into the First Amendment to LSA, which among other things, added cross defaults to the Loan and Security Agreement related to events of default under other debt secured by a second priority security interest and certain secured debt for borrowed money. See Note 15, Subsequent Events, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
On June 26, 2025 and September 18, 2025, at our request, Unprocessed Foods, as the sole Lender at such times, made Delayed Draw Term Loans to us in the principal amounts of $40.0 million and $60.0 million, respectively. As of September 27, 2025, we had outstanding borrowings of $100.0 million and had $0 available under the Delayed Draw Term Loan Facility.
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
In addition, we purchase some ingredients and other materials offshore, and the price and availability of such ingredients and materials may be affected by political events or other conditions in these countries or tariffs or trade wars. For example, the United States has recently signaled its intention to change U.S. trade policy, including potentially renegotiating or terminating existing trade agreements and leveraging tariffs. The imposition of new or increased tariffs could materially and adversely affect the accessibility or affordability of our ingredients and, in turn, our business, financial condition and results of operations. For additional information, see Part 1, Item 1A, Risk Factors—Risks Related to Our Business—Disruptions in the worldwide economy, including an economic recession, downturn, changes to trade policies, periods of rising or high inflation or economic uncertainty, have adversely affected and may continue to adversely affect our business, results of operations and financial condition.
In the three months ended September 27, 2025, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $0.6 million, or a decrease of approximately $0.6 million, respectively, to cost of goods sold. In the nine months ended September 27, 2025, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $1.9 million, or a decrease of approximately $1.9 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials. As of September 27, 2025, we had a multi-year sales agreement with Roquette which expires in December 2025. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
Foreign currency translation losses, net of tax, reported as cumulative translation adjustment through Other comprehensive (loss) income, net of tax were $48,000 and $1.2 million in the three months ended September 27, 2025 and September 28, 2024, respectively. Net realized and unrealized foreign currency transaction gains included in Other, net were $0.1 million and $4.1 million in the three months ended September 27, 2025 and September 28, 2024, respectively.
Foreign currency translation losses, net of tax, reported as cumulative translation adjustment through Other comprehensive (loss) income were $3.6 million and $0.3 million in the nine months ended September 27, 2025 and September 28, 2024, respectively. Net realized and unrealized foreign currency transaction gains included in Other, net were $11.1 million and $0.6 million in the nine months ended September 27, 2025 and September 28, 2024, respectively.
Based on the intercompany balances as of September 27, 2025, an assumed 5% or 10% adverse change to foreign currency exchange rates would result in a loss of approximately $5.6 million or $11.1 million, respectively, recorded in Other, net in the three and nine months ended September 27, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of September 27, 2025, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting discussed below.
Notwithstanding the identified material weakness, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with accounting principles generally accepted in the United States of America. Management does not anticipate making any adjustments to its previously issued financial statements.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
During the quarter ended September 27, 2025, in evaluating the accounting for non-recurring and complex transactions related to compensation, debt, lease and warrant transactions, our management identified a design and operating deficiency related to our process-level controls associated with the identification and accounting for such transactions. Management has concluded that inadequate technical resources are currently in place to effectively identify and determine the proper accounting for non-recurring complex transactions such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Accordingly, management concluded that the deficiency in our control environment constitutes a material weakness in our internal control over financial reporting.
Plan of Remediation of Material Weakness in Internal Control Over Financial Reporting
The identified material weakness has not been remediated, but management is reviewing internal control procedures and in the process of developing a remediation plan and will work to implement enhanced procedures to address it. To remediate such material weakness, we believe we would need to implement the following changes: (i) allocate additional resources to the accounting department, including hiring additional personnel with strong technical accounting and public company reporting knowledge and expertise to ensure sufficient staffing levels for accurate and timely financial reporting; (ii) provide targeted training to key accounting and finance personnel to enhance their capability in identifying and addressing complex accounting and financial reporting issues relating to technical accounting requirements; (iii) engage external accounting advisors to provide supplemental technical accounting support; (iv) enhance the review and approval procedures for financial reporting, including establishing more rigorous internal controls and implementing a formalized review process for all significant, non-routine financial transactions; and (v) continuously monitor and assess the effectiveness of these measures to ensure that the remediation efforts are achieving their intended objectives.
Management can give no assurance that a remediation plan will fully remediate the material weakness that it has identified or that additional material weaknesses will not arise in the future. Remediation will not occur until a plan is implemented and there has been appropriate time for us to conclude through testing that the control operates effectively.
Changes in Internal Control Over Financial Reporting
Except for the identification of the material weakness described above and the ongoing remediation activities, there were no changes in our internal control over financial reporting during the quarter ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The global economy can be negatively impacted by a variety of factors such as the spread or fear of spread of contagious diseases (such as the COVID-19 pandemic, other pandemics, epidemics or other public health crises) in locations where our products are sold, man-made or natural disasters, severe weather, actual or threatened hostilities or war, terrorist activity, political unrest or uncertainties, civil strife and other geopolitical uncertainty. Such adverse and uncertain economic conditions may impact distributor, retailer, foodservice and consumer demand for our products. For example, in connection with the war in Ukraine, governments in the U.S., U.K. and the EU have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. The uncertainty resulting from the military conflicts in Europe and the Middle East have given rise and may continue to give rise to increases in costs of goods and services, scarcity of certain ingredients, increased trade barriers or restrictions on global trade and may increase volatility in financial and capital markets, which may make it more difficult for us to raise additional capital. Further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which could adversely affect our business and/or our supply chain, our international subsidiaries, business partners or customers in the broader region, including potential destabilizing effects that such conflicts may pose for the European continent, the Middle East or the global oil and natural gas markets. In addition, our ability to manage normal commercial relationships with our suppliers, co-manufacturers, distributors, retailers, foodservice customers, consumers and creditors may suffer.

Political environments have created, and may in the future create, uncertainty with respect to, and could result in additional changes in, legislation, regulation, international relations and government policy, or could result in possible civil unrest or other disturbances.
For example, the uncertain tariff environment, marked by the United States’ imposition of tariffs on certain countries—including China, Canada and the EU—followed by the imposition of retaliatory tariffs on U.S. goods by certain countries, has introduced significant market volatility and raised concerns about potential economic impacts. The imposition or increase of tariffs or similar restrictions on goods imported into the United States may require us to raise our prices or increase inventory levels, or find new sources of supply for products that we import. There is no assurance that we would be able to pass on any cost increases, in full or at all, to our customers, and/or we could lose customers in countries such as Canada due to anti-American sentiment, any of which could materially affect our revenue, gross margin and results of operations.
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

Potential disruptions at the FDA, the SEC and other government agencies and regulatory authorities caused by funding shortages or a government shutdown could adversely impact our business and operating results.
Over the last several years, including the U.S. federal government shutdown that began on October 1, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough employees and suspend or delay various agency activities. There can be no assurance as to the duration or ultimate effects of the current shutdown or the possibility of additional funding lapses in the future.
A prolonged or recurring shutdown of the U.S. federal government could also disrupt global supply chains and adversely affect our operations. Government shutdowns may result in delays in customs processing, regulatory approvals, and transportation logistics. These disruptions can lead to increased lead times, higher costs, and reduced availability of ingredients and components sourced internationally.
Our strategic initiatives to improve our cost structure could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions, including achieving our profitability and financial performance objectives.
In 2023, we initiated our Global Operations Review, which involves narrowing our commercial focus to certain anticipated growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. These efforts have to date included, and may in the future include, the exit or discontinuation of select product lines; changes to our pricing architecture within certain channels; cash-accretive inventory reduction initiatives; non-cash charges such as provision for excess and obsolete inventory and potential additional impairment charges, write-offs, disposals and accelerated depreciation of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; workforce reductions; and the suspension and substantial cessation of our operational activities in China in the first half of 2025.
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
For example, in May 2025, we entered into the Second Amendment, which provided for, among other things, the surrender of the Surrendered Premises, continued leasing of approximately 220,519 rentable square feet of the existing premises under the Campus Lease, including parking, payment of a one-time termination fee of $1.0 million, transfer of ownership to certain equipment, construction of modifications to the Surrendered Premises, payment of rent for the Surrendered Premises until at latest December 14, 2025, payment of the difference in base rent and parking charges payable by a new tenant and payment of customary brokers’ fees. And in July 2025, we entered into the Varda Sublease, which provided for the sublease of approximately 54,749 rentable square feet subject to the Campus Lease, subject to the Landlord’s consent. We may not be able to build out or occupy the rest of the Campus Headquarters and are considering subleasing, assigning or otherwise transferring additional unoccupied space, or negotiating further partial lease terminations and/or subleases or other dispositions but may be unable to enter into or negotiate such an agreement or transaction, which could have an adverse effect on our operating and financial results. An agreement to partially terminate, sublease, assign or otherwise transfer the unoccupied part of the Campus Headquarters would be subject to certain risks and uncertainties. For example, the agreement may not be completed on terms advantageous to us because the rental rate we receive under the agreement may not fully cover the rental rate we pay under the Campus Lease for the same space or our subtenants may fail to make lease payments, which may result in impairment charges for right-of-use assets and prepaid lease costs and could have a negative impact on our financial condition and results of operations. In addition, a partial termination of the lease could result in a penalty payment to exit the lease and non-cash write-off of prepaid lease costs, the amounts of which could be material and which could have a negative impact on our financial condition and results of operations.
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
Any further impairment in the value of our tangible assets could have a material adverse effect on our business, financial position and operating results.
Our total assets reflect substantial tangible assets, including property, plant and equipment, lease right-of-use assets and prepaid lease costs, non-current. We perform an asset impairment analysis on an annual basis or whenever events or changes in circumstances indicate that a long-lived asset group may not be recoverable. In the three months ended September 27, 2025, the following triggering events indicated that the carrying amount of the Company’s long-lived assets may not be fully recoverable: (1) lower than expected performance in the three months ended September 27, 2025; (2) a sustained decline in the Company’s stock price, which hit a 52-week low during the third quarter of 2025, resulting in a decrease in market capitalization; and (3) our determination in the third quarter that the ongoing softness in the plant-based meat category is likely to persist longer than previously anticipated. As a result, the Company performed a quantitative assessment in accordance with ASC 360, “Property, Plant and Equipment” and concluded that an impairment of its long-lived assets existed as of September 27, 2025. As a result of this assessment, the Company recognized an impairment loss of $77.4 million related to its long-lived assets for the three and nine months ended September 27, 2025, including (a) $58.8 million for property, plant and equipment, net, for the three and nine months ended September 27, 2025, (b) $0.9 million for operating lease right-of-use assets for the three and nine months ended September 27, 2025, and (c) $17.8 million for prepaid lease costs, non-current for the three and nine months ended September 27, 2025. The impairment loss is included in Loss from impairment of long-lived assets in the Company’s unaudited condensed consolidated statement of operations for the three and nine months ended September 27, 2025. See Note 6, Impairment of Long-Lived Assets, to the Notes to Unaudited Condensed Consolidated Statements elsewhere in this report for additional information.
Failure to achieve forecasted operating results, due to weakness in the economic environment or other factors, changes in market conditions and declines in our publicly quoted stock price and market capitalization, among other things, could result in further impairment of the Company’s long-lived assets, which could be material and may adversely affect our business, financial position and operating results.
Our ability to accurately forecast our future results of operations is subject to many risks and uncertainties and our operating and financial results could differ materially from our expectations.
Our ability to accurately forecast our future results of operations is limited by and dependent on a number of risks and uncertainties, including those described in this report. Our historical revenue growth should not be considered indicative of our future performance. Our revenue growth has declined and could continue to decline or slow for a number of reasons, including but not limited to weak demand in the plant-based meat category and for our products, other macroeconomic factors such as high inflation, higher interest rates and potential recessionary concerns, reduced consumer confidence and changes in consumer preferences or spending and competitive activity from our market competitors and new market entrants. In fact, net revenues decreased to $213.9 million in the nine months ended September 27, 2025 from $249.8 million in the same period in the prior year, representing a 14.4% decrease. If we are unable to execute our cost-down initiatives, we may not be able to compete effectively in our market and demand for our products may continue to slow, either of which could continue to adversely affect our revenues and margins. If our assumptions regarding these risks and uncertainties and our future revenue generation are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.
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
In 2023, we reduced our workforce by approximately 65 employees, representing approximately 19% of our global non-production workforce (or approximately 8% of our total global workforce). On February 24, 2025, our board of directors approved a plan to reduce our workforce in North America and the EU by approximately 44 employees, representing approximately 17% of our global non-production workforce (or approximately 6% of our total global workforce). In addition, as part of our Global Operations Review, on February 24, 2025, our board of directors approved a plan to suspend our current operational activities in China, which substantially ceased by the end of the second quarter of 2025. As part of this plan, we reduced our workforce in China by approximately 20 employees, representing approximately 95% of our China workforce (or approximately 3% of our total global workforce).
On August 6, 2025, our management approved a plan to reduce our current workforce in North America by approximately 40 employees, representing approximately 5% of our total global workforce. This decision was based on cost-reduction initiatives intended to reduce cost of goods sold and operating expenses.
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
Our substantial investment in manufacturing facilities in China and Europe have exposed and may continue to expose us to substantial risks and, as a result, we may not realize a return on our investment. For example, although we invested a significant amount to establish local operations in China, in February 2025, our board of directors approved a plan to suspend our operational activities in China, which substantially ceased as of the end of the second quarter of 2025. As such, we have not realized a sufficient return on our investment in China. We have incurred certain cash and non-cash charges in connection with the suspension and substantial cessation of our operational activities in China in the first half of 2025. As a result of our decision to suspend our operational activities in China, we currently estimate that we will incur accelerated depreciation and other inventory and asset write-offs in China totaling $13.0 million to $14.0 million through the end of 2026, of which $1.7 million and $4.9 million in accelerated depreciation related to the reassessment of useful lives of certain assets was recognized in the three and nine months ended September 27, 2025, and the remainder of which is expected to be evenly distributed beginning in the fourth quarter of 2025 through the end of the fourth quarter of 2026.
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
In May 2025, we entered into the Second Amendment, which provided for, among other things, the surrender of the Surrendered Premises, continued leasing of approximately 220,519 rentable square feet of existing premises under the Campus Lease, including parking, payment of a one-time termination fee of $1.0 million, transfer of ownership to certain equipment, construction of modifications to the Surrendered Premises, payment of rent for the Surrendered Premises until at latest December 14, 2025, payment of the difference in base rent and parking charges payable by a new tenant and payment of customary brokers’ fees of $479,544. And in July 2025, we entered into the Varda Sublease, which provided for the sublease of approximately 54,749 rentable square feet subject to the Campus Lease, subject to the Landlord’s consent.
We may not be able to build out or occupy the rest of the Campus Headquarters and are considering surrendering, subleasing, assigning or otherwise transferring the remaining unoccupied space, or negotiating additional partial lease terminations and/or subleases or other dispositions but may be unable to enter into or negotiate such an agreement or transaction, which could have an adverse effect on our operating and financial results. An agreement to partially terminate, sublease, assign or otherwise transfer the unoccupied part of the Campus Headquarters would be subject to certain risks and uncertainties. For example, the agreement may not be completed on terms advantageous to us because the rental rate we receive under the agreement may not fully cover the rental rate we pay under the Campus Lease for the same space or our subtenants may fail to make lease payments, which may result in impairment charges for right-of-use assets and prepaid lease costs and could have a negative impact on our financial condition and results of operations. In addition, a partial termination of the lease could result in a penalty payment to exit the lease and non-cash write-off of prepaid lease costs, the amounts of which could be material and which could have a negative impact on our financial condition and results of operations.
Under the terms of the Third Amendment, in exchange for a release of certain claims, the Landlord agreed to provide to the Company a rent credit of up to $700,000 for certain tenant improvements, a tenant improvement allowance of up to $150,000 to construct certain improvements, and an extension to the end of the initial term of the Campus Lease for a Landlord-approved subtenant, assignee or transferee to use the tenant improvement allowance to construct improvements for its intended use. Subsequent to the quarter ended September 27, 2025, we entered into the Fourth Amendment with the Landlord, pursuant to which, among other things, the parties agreed to amend the schedule for reducing the letter of credit deposit under the Campus Lease. The inability of a subtenant, assignee, or transferee to use the tenant improvement allowance to construct improvements may limit us from subleasing, assigning, or otherwise transferring the rest of the

Campus Headquarters. Further, there could be unanticipated difficulties in initiating and maintaining operations at the Campus Headquarters, including, but not limited to, IT system interruptions, other infrastructure support problems or the Campus Headquarters may prove less conducive to our operations than currently anticipated. These risks could all result in operational inefficiencies or similar difficulties that could prove difficult or impossible to remedy and could have an adverse impact on our financial condition and results of operations.
Our significant indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Notes.
As of September 27, 2025, we had approximately $1.4 billion of consolidated indebtedness and other liabilities. On May 7, 2025, we entered into the Loan and Security Agreement, pursuant to which the Lenders agreed to provide for a senior secured Delayed Draw Term Loan Facility in an aggregate principal amount of up to $100.0 million. On June 26, 2025 and September 18, 2025, at our request, Unprocessed Foods, as the sole Lender at such time, made Delayed Draw Term Loans to us in the principal amounts of $40.0 million and $60.0 million, respectively. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity—Loan and Security Agreement; Warrant Agreement elsewhere in this report.
Furthermore, following the Final Settlement Date of the Exchange Offer, a total of $209,721,000 in aggregate principal amount of 2030 Notes (inclusive of $12.5 million in aggregate principal amount of 2030 Notes as payment of the SteerCo Premium) have been issued by the Company in connection with the Exchange Offer and $29,459,000 in aggregate principal amount of the 2027 Notes remained outstanding. See Note 15, Subsequent Events, to the Notes to Unaudited Condensed Consolidated Statements elsewhere in this report for additional information relating to certain transactions occurring subsequent to September 27, 2025, including without limitation the Exchange Offer, that impacted our indebtedness.

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
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion or exchange of the 2027 Notes (including any 2030 Notes issued as payment-in-kind interest on such 2030 Notes), including without limitation, upon the conversion of the 2030 Notes (in addition to issuances of common stock resulting from certain provisions relating to the payment of interest in the form of common stock as well as certain mandatory conversions and equitizations and make-whole payments), or upon exercise of the Warrants under the Warrant Agreement, which may also reduce the trading price of our common stock; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our current or future indebtedness, including our indebtedness under the Loan and Security Agreement, the 2027 Notes, and the 2030 Notes (including any 2030 Notes issued as payment-in-kind interest), or payment of accrued interest or make-whole payments in the form of common stock, as applicable, depends on our future performance and our ability to raise additional capital, which is subject to economic, financial, competitive and other factors beyond our control. We may be unable to refinance the Notes on terms satisfactory to us, or at all. Such financing and other potential financings have resulted in and could result in further substantial dilution to stockholders, and could result in the reduction in the trading price of our common stock, imposition of debt covenants and repayment obligations, or security interests on our assets or other restrictions that may adversely affect our business. For example, if the Lenders exercise their Warrants pursuant to the Warrant Agreement, the resulting issuance of our common stock to such Lenders would have a dilutive effect on our current stockholders and could negatively affect the trading price of our common stock.
Among other things the Loan and Security Agreement includes covenants that (i) require us to maintain liquidity of at least $15.0 million, (ii) do not permit our cash interest payments due under all of the Loan Parties’ subordinated debt and unsecured debt for borrowed money for any fiscal year, in the aggregate, to exceed $20.0 million, and (iii) cap the amount of cash that can be used to repay the 2027 Notes at their maturity at $60.0 million, subject to increase to the extent of any equity raises. The Loan and Security Agreement also contains covenants that restrict the ability of the Loan Parties and certain of their subsidiaries to make dividends or distributions, incur additional debt (including subordinated debt), engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change their businesses or make investments. The Loan and Security Agreement also has change of control provisions that could have the effect of delaying or preventing an otherwise beneficial takeover of the Company. On October 15, 2025, the Company and Unprocessed Foods entered into the First Amendment to LSA, which among other things, added cross defaults to the Loan and Security Agreement related to events of default under other debt secured by a second priority security interest and certain secured debt for borrowed money.
The Loan and Security Agreement is secured by a first priority lien and security interest in substantially all of our assets and the assets of Beyond Meat BV, subject to certain exceptions. Because a substantial portion of our assets secure the Loan and Security Agreement, we may not have substantial remaining assets available to secure other indebtedness. The Loan and Security Agreement also limits our ability to incur other indebtedness that has a first priority lien and security interest in the assets securing the Delayed Draw Term Loan Facility or that would be pari passu to the Delayed Draw Term Loans. Accordingly, we may not be able to incur additional secured indebtedness, or may be limited in our ability to incur indebtedness that is first lien or senior indebtedness, in the future. If we are unable to incur additional indebtedness, either to finance our operations, refinance or repay the Notes or for other purposes, it would have a material adverse effect on our business, financial condition and results of operations.
The 2030 Notes are secured, second lien obligations of the Company. The 2030 Notes Indenture includes incurrence based negative covenants, including but not limited to, limitations on debt, limitations on liens, limitations on investments, limitations on mergers, consolidations, and sales of all or substantially all assets, limitations on transactions with affiliates, limitations on restricted payments, limitations on asset sales, limitations on dividends and other payment restrictions affecting any direct or indirect subsidiaries, limitations on future guarantees by subsidiaries without such subsidiaries also guaranteeing the 2030 Notes, limitations on disposals of assets, limitations on impairment of security, a negative pledge on the assets of Beyond Meat BV if it does not guarantee the 2030 Notes and restrictions on certain liability management priming transactions with respect to the 2030 Notes. The 2030 Notes Indenture also includes a covenant requiring minimum liquidity of $15.0 million, to be tested quarterly, a requirement that the Company will not permit more than $60.0 million in aggregate principal amount of the 2027 Notes to remain outstanding as of or following the date that is 90 days prior to the maturity of the 2027 Notes, a covenant that limits the Company’s ability to repurchase, redeem, retire, exchange or otherwise acquire the 2027 Notes other than pursuant to the prices and other conditions to be set forth in the 2030 Notes Indenture and a cap of $60.0 million on the amount of cash that can be used to repay the 2027 Notes at the maturity of such notes, subject to increase to the extent of any equity raises by the Company.
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
Holders of the Notes may, subject to a limited exception, require us to repurchase their Notes following a “Fundamental Change” (as defined in applicable indenture governing such Notes) at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid special and additional interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes, including possible tax liabilities arising from potential cancellation of indebtedness income. In addition, applicable law, regulatory authorities and the agreements governing our future indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. For example, the Loan and Security Agreement and the indenture relating to the 2030 Notes contain covenants that restrict our ability to make certain payments on the 2027 Notes and restrictions that may limit our ability to raise additional financing. See Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. Our failure to repurchase the Notes when required will constitute a default under the applicable indenture. A default under the applicable indenture or the Fundamental Change itself could also lead to a default under agreements governing our future indebtedness, which may result in that indebtedness becoming immediately payable in full. If the repayment of such future indebtedness were to be accelerated after any applicable notice or grace periods, then we may not have sufficient funds to repay that indebtedness and repurchase the Notes or make cash payments upon their conversion and could cause us to become insolvent or enter bankruptcy proceedings.
The accounting method for the 2027 Notes could adversely affect our reported financial condition and results.
The 2027 Notes do not bear regular interest, and the principal amount of the 2027 Notes do not accrete. However, special interest and additional interest may accrue on the 2027 Notes at a rate per annum not exceeding 0.50% (subject to certain exceptions) upon the occurrence of certain events relating to the failure to file certain SEC reports or to remove certain restrictive legends from the 2027 Notes. The accounting method for reflecting the 2027 Notes on our balance sheet may adversely affect our reported earnings and financial condition. If any of the conditions to the convertibility of the 2027 Notes is satisfied or the 2027 Notes become due within one year, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2027 Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their 2027 Notes and could materially reduce our reported working capital.
We early adopted Accounting Standards Update No. 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity”, to account for the 2027 Notes which eliminates the treasury stock method for convertible instruments that can be settled in whole or in part with equity and instead requires the application of the more dilutive of the “if-converted” method or the two-class method. Under the if-converted method, diluted earnings per share would generally be calculated assuming that all the conversion premium or spread were converted at the beginning of the reporting period, unless the result would be anti-dilutive. The conversion premium or spread would have a dilutive impact on net income per share when the average market price of the Company’s common stock for a given period exceeds the conversion price.
The capped call transactions may affect the value of the 2027 Notes and our common stock.
In connection with the 2027 Notes, we entered into privately negotiated capped call transactions with the option counterparties. The capped call transactions will cover, subject to customary adjustments, the number of shares of common stock that underlie the 2027 Notes. Because we have made an irrevocable election to settle any conversions of our 2027 Notes via Cash Settlement (as defined in the indenture governing the 2027 Notes), the capped call transactions are expected generally to (subject to certain conditions) offset any cash payments we are required to make in excess of the aggregate principal amount of the converted 2027 Notes, with such offset subject to a cap.
We have been advised that, in connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock.
In addition, we have been advised that the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the 2027 Notes and prior to the maturity of the 2027 Notes (and are likely to do so on each exercise date of the capped call transactions, and in connection with any early termination event in respect of the capped call transactions). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.
Provisions in the indentures governing the Notes and the Loan and Security Agreement could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the indentures relating to the Notes, as well as the Loan and Security Agreement, could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change under the 2027 Notes and 2030 Notes, then noteholders will have the right to require us to repurchase their 2027 Notes for cash. In addition, if a takeover constitutes a Make-Whole Fundamental Change (as defined in the applicable Indenture), then we may be required to temporarily increase the conversion rate. The Loan and Security Agreement also contains change of control provisions that could have the effect of delaying or preventing an otherwise beneficial takeover of the Company. In any of these cases, and in other cases, our obligations under the Notes and the indentures governing the Notes, as well as the Loan and Security Agreement, could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our common stock or Notes may view as favorable.
The value of our shares of common stock may decrease as a result of dilution in connection with the Exchange Offer.
Because the number of shares of common stock issued in the Exchange Offer in addition to the shares issuable with respect to the 2030 Notes issued in the Exchange Offer or any 2030 Notes issued as payment-in-kind interest on such 2030 Notes (including without limitation shares that may be issued upon the conversion of the 2030 Notes at our option or at the option of holders, upon equitization of the 2030 Notes, as payment of accrued interest in the form of common stock or in payment of certain make-whole payments on the 2030 Notes, in each case pursuant to the terms of the 2030 Notes) substantially exceeds the number of shares of common stock outstanding prior to the Exchange Offer, the Exchange Offer has resulted in substantial dilution to shareholders of our common stock and may result in further dilution to shareholders of our common stock.
The market price of our common stock has experienced, and may continue to experience, volatility and inflation, either of which could cause purchasers of our common stock to incur substantial losses.

We believe that the market price of our common stock has historically, and may in the future, reflect market and trading dynamics unrelated to our underlying business, operating and financial performance or prospects or macro or industry fundamentals, and we do not know how long these dynamics will last. For example, between October 10, 2025 and October 21, 2025, the daily closing price of shares of our common stock as reported on The Nasdaq Stock Market LLC ranged from a low of $ 0.52 to a high of $3.62. The market price of shares of our common stock could continue to fluctuate significantly for many reasons. Under the circumstances, investors are cautioned against investing in our common stock unless they are prepared to incur the risk of losing all or a substantial portion of their investment. Future increases or decreases in the market price of our common stock may not coincide in timing with the disclosure of news or developments by or affecting us. Accordingly, the market price of our common stock may fluctuate dramatically or decline rapidly, regardless of any developments in our business or our financial results.
Sales of a substantial number of our securities in the public market could cause the price of our common stock to fall.
Sales of a substantial number of shares of our common stock in the public market by a selling securityholder, or the perception that those sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, in connection with the Warrant Agreement by and between the Company and the Lenders, the Lenders have the right to purchase up to 9,558,635 shares of common stock after giving effect to the exercise in full of the Warrants. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. Furthermore, we issued 317,834,446 New Shares in connection with the Exchange Offer and depending on the final conversion rate for the 2030 Notes, up to approximately 216 million additional shares may be issuable upon conversion of the 2030 Notes (including certain mandatory conversions and make-whole payments) following stockholder approval of such conversions (in addition to issuances in connection with the payment of interest in the form of common stock, mandatory equitizations and issuances with respect to additional 2030 Notes issued as payment-in-kind interest) that, in each case, may be resold in the public market. Sales of New Shares received as consideration in the Exchange Offer or of shares received upon conversion of the 2030 Notes could further depress the market price of our common stock. As of September 27, 2025, we sold 9,750,312 shares of common stock under the ATM Program. Subsequent to the quarter ended September 27, 2025, we sold 58,888,790 shares of common stock under the ATM Program. Sales of these shares could also depress the market price of our common stock. As of October 27, 2025, we had approximately $2,000 in capacity remaining for further sales of shares under the ATM Program and approximately $50.0 million in total capacity remaining under the 2024 Shelf Registration Statement.
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
As of September 27, 2025, we had cash and cash equivalents and restricted cash totaling $131.1 million. To continue bolstering our balance sheet, subject to our compliance with applicable laws, the applicable requirements of agreements to which we are party and market conditions, we expect to raise significant additional capital through the issuance of additional equity and/or debt securities, and/or incur other indebtedness, some or all of which may be secured, to continue to fund our operations and repay our indebtedness in the future, which may result in additional dilution to our existing stockholders and may negatively impact the market price of our common stock.
Similarly, if the Lenders exercise their Warrants pursuant to the Warrant Agreement, the resulting issuance of our common stock to such Lenders would have a further dilutive effect on our current stockholders and could negatively affect the trading price of our common stock. Depending on the final conversion rate for the 2030 Notes, up to approximately 216 million additional shares may be issuable upon conversion of the 2030 Notes (including certain mandatory conversions and make-whole payments) following shareholder approval of such conversions. The 2030 Notes also contain certain provisions relating to the payment of interest in the form of Common Stock (or PIK interest) as well as certain mandatory equitizations that could result in further dilution in excess of such amount. Any additional issuance of equity or debt securities may be for cash or in exchange for any of our outstanding convertible notes, which could have a further highly dilutive effect on current stockholders and could negatively affect the trading price of our common stock. In addition to resulting in additional dilution to our existing stockholders or negatively affecting the trading price of our common stock, any such potential financings may result in the imposition of security interests on our assets, debt covenants and repayment obligations, or other restrictions that may adversely affect our business. For example, the Loan and Security Agreement and the indenture governing the 2030 Notes contain covenants that restrict our ability to engage in certain transactions and could limit our ability to raise additional financing. See Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. Furthermore, any securities issued pursuant to potential financings may include rights that are senior to our shares of common stock. In addition, the capital markets may experience extreme volatility and disruption, including high interest rates in certain geographic regions and higher borrowing costs, which could adversely affect our liquidity and financial condition, including our ability to access the capital markets to raise capital and meet liquidity needs. We may be unable to raise additional capital for reasons including, without limitation, our operational and/or financial performance, investor confidence in us and the plant-based meat industry, credit availability from banks and other financial institutions and the status of current projects. We cannot assure you that we will be able to successfully raise additional funds for the amounts needed or when needed, or on terms commercially acceptable, if at all. Our inability to raise required capital in the future would have a material adverse effect on our business, financial condition and results of operations.
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
•our investment in and build out of our Campus Headquarters, including the timing and success of surrendering, subleasing, assigning or otherwise transferring the remaining excess space or negotiating any other partial lease terminations and/or subleases or other dispositions of our Campus Headquarters on terms advantageous to us or at all;
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
Failure to obtain stockholder approval of the stockholder proposals being presented at the special meeting of stockholders of the Company on November 19, 2025 would require us to settle obligations under the 2030 Notes in cash.
We have filed a proxy statement with the SEC relating to a special meeting of stockholders to be held on November 19, 2025 to approve certain proposals (the “Stockholder Proposals”), as described in such proxy statement, including approval of (1) the issuance of the shares of common stock issuable under the 2030 Notes pursuant to Rule 5635 of The Nasdaq Stock Market LLC (“Rule 5635”) and (2) an increase to the number of authorized shares of our common stock. Increasing the number of authorized shares of our common stock will also require the approval of our stockholders to amend the related provision of our restated certificate of incorporation. We refer to the first date on which we both increase the number of authorized shares of our common stock and obtain approval of the issuance of the shares of common stock under the 2030 Notes pursuant to Rule 5635 as the “Requisite Shareholder Approval Date.”
Prior to obtaining stockholder approval of the Stockholder Proposals on the Requisite Shareholder Approval Date, we will satisfy our obligations under the 2030 Notes upon conversion, payment of make-whole amounts upon redemptions, and in connection with equitizations, in the form of cash settlement of such obligations. Following the Requisite Shareholder Approval Date, we will satisfy our conversion obligation with any settlement method we are otherwise permitted to elect. A holder of 2030 Notes may surrender all or any portion of its 2030 Notes for conversion on any date following the initial conversion date, which is the later of (i) the date the conversion rate has been determined and (ii) the earlier of (a) the date of the first special meeting at which we seek stockholder approval of the Stockholder Proposals, whether or not such approvals are obtained, and (b) the date that is 61 calendar days following the initial settlement date. If the initial conversion date has occurred but the Requisite Shareholder Approval Date has not yet occurred, we may be required to settle our obligations upon conversion of the 2030 Notes in cash and may not have the flexibility to utilize certain features of the 2030 that permit or require the issuance of shares of common stock. The failure to obtain stockholder approval of the Stockholder Proposals, in a timely matter, or at all, could result in requiring us to pay substantially more amounts under the 2030 Notes in the form of cash than if we were permitted to issue common stock following the Requisite Shareholder Approval Date. These cash payments would reduce our available cash flow, which could have an adverse effect on our business prospects, financial condition and results of operations.
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
In October 2025, the European Parliament adopted an amendment that introduces similar restrictions on the use of “meaty” names, but through a separate legislative proposal that is further along in the legislative process than the Commission’s Proposal of July 2025. The amendment, tabled earlier in 2025 by French MEP Céline Imart, seeks to amend Regulation (EU) No 1308/2013 by adding a new section titled “Meat, Meat Products and Meat Preparations,” defining “meat” as the “edible parts of an animal” and reserving certain terms for products of animal origin. In addition, the European Parliament amendments also extend the restrictions to “meat preparations” and “meat products” and include a non-exhaustive list of examples of reserved terms, including “steak”, “escalope”, “sausage”, “burger”, “hamburger”, “egg yolk”, and “egg white”. The amendment also proposes to reserve specific terms for poultry meat. Following the Parliament’s vote, the European Commission, the European Parliament, and the Council entered informal trilogue negotiations to agree on a common text.
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
Our business exposes us to significant potential risk from lawsuits, investigations, inquiries, examinations and other legal or regulatory proceedings. As a result, from time to time, we may be party to various claims and proceedings. We evaluate these claims and proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates. For information regarding pending legal proceedings, please see Part II, Item 1, Legal Proceedings, and Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. For example, we have and may continue to sell additional shares of common stock in public or private offerings, and may also sell or issue securities convertible into common stock. For example, in connection with the Exchange Offer, we issued a total of 317,834,446 New Shares, which had a dilutive effect on our stockholders. As of September 27, 2025, 8,234,230 shares of common stock were reserved for potential issuance upon the conversion of our 2027 Notes and 9,558,635 shares were reserved for potential issuance upon the exercise of outstanding warrants. Depending on the final conversion rate for the 2030 Notes, up to approximately 216 million additional shares may be issuable upon conversion of the 2030 Notes (including certain mandatory conversions and make-whole payments) following shareholder approval of such conversions. The 2030 Notes also contain certain provisions relating to the payment of interest in the form of common stock (or payment-in-kind interest) as well as certain mandatory equitizations that could result in further dilution in excess of such amount.
Furthermore, pursuant to the Warrant Agreement, holders of Warrants have the right to purchase up to, in the aggregate, 9,558,635 shares of our common stock upon the exercise of any Warrants. On June 26, 2025, at our request, Unprocessed Foods, as the sole Lender at such time, made the Initial Draw to us in the principal amount of $40.0 million and, in connection with this Initial Draw, we issued to Unprocessed Foods Warrants to purchase 3,823,454 shares of common stock with an exercise price of $3.26 per share, a fair value per share of $2.09 and an aggregate fair value of $8.0 million. On September 18, 2025, at our request, Unprocessed Foods, as the sole Lender at such time, made the Second Draw to us in the principal amount of $60.0 million and in connection with this Second Draw, we issued to Unprocessed Foods Warrants to purchase 5,735,181 shares of common stock with an exercise price of $3.26 per share, fair value per share of $1.49 and an aggregate fair value of $8.5 million.
Any issuance of shares and/or other securities in exchange for any of our outstanding debt securities may result in a utilization of a significant amount of the Company’s operating loss and tax credit carryforwards. Additionally, as a result of any sales or issuances of a substantial number of shares of our common stock, whether via an exchange transaction or otherwise, we could become subject to a significant annual limitation on utilization of any remaining operating loss and tax credit carryforwards due to ownership change limitations provided by the Internal Revenue Code (the “Code”) and similar state tax provisions. As a result of any such ownership change, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset our future net taxable income may be subject to limitations, which could potentially result in increased future income tax liability to us. Sales or issuances of our common stock, or the perception in the market that the holders of a large number of shares of our common stock intend to sell shares, could reduce the market price of the common stock. We cannot predict the size of future sales or issuances of our common stock or securities convertible into our common stock or the effect, if any, that any such future sales or issuances will have on the market price of the common stock.
We expect to raise significant additional capital through the issuance of additional equity and/or debt securities, and/or incur other indebtedness, some or all of which may be secured, to continue to fund our operations and repay our indebtedness in the future. To continue bolstering our balance sheet, subject to our compliance with applicable laws, agreements to which we are party market conditions, we expect to raise additional capital through the issuance of equity and/or debt securities, which will result in additional dilution to our existing stockholders and may negatively impact the market price of our common stock. Any issuance of additional equity or debt securities may be for cash or in exchange for our outstanding Notes, which could have a further highly dilutive effect on current stockholders and could negatively affect the trading price of our common stock. Similarly, if the Lenders exercise their Warrants pursuant to the Warrant Agreement, the resulting issuance of our common stock to such Lenders would have a further dilutive effect on our current stockholders and could negatively affect the trading price of our common stock. In addition to resulting in additional dilution to our existing stockholders or negatively affecting the trading price of our common stock, any such potential financings may result in the imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. For example, the Loan and Security Agreement and the indenture governing the 2030 Notes contains covenants that restrict our ability to engage in certain transactions and could limit our ability to raise additional financing. Furthermore, any securities issued pursuant to potential financings may include rights that are senior to our shares of common stock.
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

Management has concluded that the deficiency in our control environment associated with the accounting for non-recurring and complex transactions constitutes a material weakness in our internal control over financial reporting and that as a result of such material weakness that the Company’s disclosure controls and procedures were not effective as of September 27, 2025. Our failure to maintain effective internal control over financial reporting or disclosure controls and procedures could impact our ability to accurately and timely report our financial results and other material disclosures or otherwise cause us to fail to meet our reporting obligations, either of which could have a material adverse effect on our results of operations, investor confidence in our business and the trading price of our common stock.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. However, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the quarter ended September 27, 2025, in evaluating the accounting for non-recurring and complex transactions related to compensation, debt, lease and warrant transactions, our management identified a design and operating deficiency related to our process-level controls associated with the identification and accounting for such transactions. Management has concluded that inadequate technical resources are currently in place to effectively identify and to determine the proper accounting for non-recurring complex transactions such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. According, management concluded that the deficiency in our control environment constitutes a material weakness in our internal control over financial reporting. This material weakness has not been remediated. Management is actively engaged in planning, and the implementation of, remediation efforts to address our material weakness, but there can be no assurance that those efforts will be timely or successful.

If we are unable to remediate this material weakness in a timely manner, or at all, or if additional material weaknesses in our internal control over financial reporting are discovered, our ability to record, process, summarize and report financial information timely and accurately may be adversely affected, and our financial statements may contain material misstatements or omissions. Additionally, our internal control environment and remediation efforts do not provide absolute assurance with regard to timely detection or prevention of control deficiencies and thus do not insulate us from any failure to meet our financial reporting obligations.

It is possible that additional control deficiencies could be identified by our management or by our independent registered public accounting firm in the future or that such deficiencies may occur without being identified. Such a failure could require us to incur significant expenses resulting from remediation; result in regulatory scrutiny, investigations or enforcement actions; cause investors to lose confidence in our reported financial condition and related process; have a negative effect on the trading price of our common stock; lead to a default under our indebtedness; or and otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. See Part I, Item 4 of this report.

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

As a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We have and will continue to expend significant resources in developing the necessary documentation and testing procedures required by Section 404. We cannot be certain that the actions we have and will continue to take to improve our internal controls over financial reporting will be sufficient.

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. For example, as described elsewhere in this report, our management concluded that the deficiency associated with the accounting for non-recurring and complex transactions in our control environment constitutes a material weakness in our internal control over financial reporting. We are in the process of developing a remediation plan to address this material weakness and to strengthen our internal control over financial reporting. However, a failure to remedy the material weakness, or to identify and remediate any other material weaknesses in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets and otherwise materially, adversely affect our financial condition and results of operations.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended September 27, 2025, none of the directors or executive officers of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBIT

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	10-Q	6/12/2019	3.1
3.2#	Warrant Agreement, dated as of May 7, 2025, among Beyond Meat, Inc. and the warrant holders party thereto.	8-K	5/7/2025	3.1
3.3	Amended and Restated Bylaws.	8-K	2/13/2024	3.1
4.1	Form of Common Stock Certificate.	S-1/A	3/27/2019	4.1
4.2	Description of Registrant’s Securities.	8-K	9/29/2025	4.1
4.3	Indenture, dated as of March 5, 2021, between Beyond Meat, Inc. and U.S. Bank National Association, as trustee.	8-K	3/5/2021	4.1
4.4	Form of certificate representing 0% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.1 to the Form 8-K filed on 3/5/21).	8-K	3/5/2021	4.1
4.5	First Supplemental Indenture, dated as of October 15, 2025, by and between Beyond Meat, Inc. and U.S. Bank, National Association, as trustee, to the Indenture, dated as of March 5, 2021.	8-K	10/15/2025	10.5
4.6	Indenture, dated as of October 15, 2025, by and among Beyond Meat, Inc., the guarantors party thereto from time to time and Wilmington Trust, National Association, as trustee and collateral agent.	8-K	10/15/2025	10.1
4.7	Form of 7.00% Convertible Senior Secured Second Lien PIK Toggle Notes due 2030 (included as Exhibit A to Exhibit 10.1 to the Form 8-K filed on 10/15/25).	8-K	10/15/2025	10.2
10.1	Third Amendment to Lease, dated July 16, 2025, by and between HC Hornet Way, LLC and Beyond Meat, Inc.	10-Q	8/8/2025	10.5
10.2	Fourth Amendment to Lease, dated October 7, 2025, by and between HC Hornet Way, LLC and Beyond Meat, Inc.				X
10.3#+	Sublease Agreement effective as of July 22, 2025 by and between Beyond Meat, Inc. and Varda Space Industries, Inc.	8-K	7/28/2025	10.1
10.4+ ++	Consent to Sublease Agreement dated as of October 7, 2025 by HC Hornet Way, LLC.				X
10.5* ++	Engagement Letter dated as of August 6, 2025 by and between Beyond Meat, Inc. and AP Services, LLC.	8-K	8/6/2025	10.1
10.6*	Addendum 1 dated as of November 3, 2025 to the Engagement Letter dated as of August 6, 2025, by and between Beyond Meat, Inc. and AP Services, LLC.				X
10.7*	Addendum 2 dated as of November 3, 2025 to the Engagement Letter dated as of August 6, 2025, by and between Beyond Meat, Inc. and AP Services, LLC.				X

EXHIBIT INDEX
Exhibit No.	Exhibit Description		Incorporated by Reference			Filed Herewith
			Form	Date	Number
10.8#+	Transaction Support Agreement, dated September 29, 2025, among Beyond Meat, Inc. and the other parties thereto		8-K	9/29/2025	10.1
10.9#	Form of Voting Agreement		8-K	9/29/2025	10.2
10.10+	Intercreditor Agreement dated October 15 ,2025, among Unprocessed Foods, LLC, Wilmington Trust, National Association and the other grantors referred to therein from time to time.		8-K	10/15/2025	10.3
10.11	First Amendment to Loan and Security Agreement, dated as of October 15, 2025, between Unprocessed Foods, LLC, as the sole lender, and Beyond Meat, Inc. as the borrower.	First Amendment to Loan and Security Agreement, dated as of October 15, 2025, between Unprocessed Foods, LLC, as the sole lender, and Beyond Meat, Inc. as the borrower	8-K	10/15/2025	10.4
10.12*	2018 Equity Incentive Plan, as amended and restated effective September 28, 2025.		S-8	9/29/2025	99.1
10.13*	Form of 2018 Equity Incentive Plan restricted stock unit award agreement (MIP awards - immediate vesting).		S-8	9/29/2025	99.4
10.14*	Form of 2018 Equity Incentive Plan restricted stock unit award agreement (MIP awards - extended vesting).		S-8	9/29/2025	99.5
10.15*	Form of 2018 Equity Incentive Plan performance stock unit award agreement (MIP awards).		S-8	9/29/2025	99.6
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
						X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2025 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders' Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

BEYOND MEAT, INC.

Date:	November 12, 2025	By:	/s/ Ethan Brown
Ethan Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2025	By:	/s/ Lubi Kutua
Lubi Kutua
Chief Financial Officer, Treasurer
(Principal Financial Officer)