Form 10-K
period 2025-12-31
BEYOND MEAT, INC.
filed 2026-04-09
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of June 28, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of the registrant’s common stock as reported on the Nasdaq Global Select Market on such date, was $241.2 million.
As of April 7, 2026, the registrant had 463,561,581 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2025 are incorporated herein by reference in Part III where indicated.

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
•changes in the retail landscape, including our ability to maintain and expand our distribution footprint, the timing, success and level of trade and promotion discounts, our ability to maintain and grow market share and increase household penetration, repeat purchases, buying rates (amount spent per buyer) and purchase frequency, our ability to maintain and increase sales velocity of our products, and the timing and success of our efforts to expand distribution channels, such as our direct-to-consumer (DTC) channel, and planned new products or recently launched products;
•our ability to successfully innovate and commercialize new plant-based protein products, including in adjacent categories outside of our core, meat analogue offerings, and consumer acceptance of such new products;
•the sufficiency of our cash and cash equivalents to meet our liquidity needs, including estimates of our expenses, future revenues, capital expenditures and capital requirements;
•our ability to obtain additional equity and/or debt financing, the terms of any such financing, and our ability to continue to bolster our balance sheet, particularly because we no longer satisfy the eligibility requirements for use of a registration statement on Form S-3 and, as a result, are unable to access our ATM Program (as defined in this report);
•risks associated with our indebtedness, leverage and liquidity relating to our significant debt, including our ability to repay or refinance and otherwise satisfy our obligations under each of the Loan and Security Agreement (as defined below), our 0% Convertible Senior Notes due 2027 (the “2027 Notes”) that remain outstanding and our 7.00% Convertible Senior Secured Second Lien PIK Toggle Notes due 2030 (the “2030 Notes” and, together with the 2027 Notes, the “Notes”) issued in the exchange offer related to the 2027 Notes, which was completed on October 30, 2025 (the “Exchange Offer”), and our ability to comply with the covenants in the Loan and Security Agreement and respective indentures governing the Notes;
•our ability to raise the funds necessary to repurchase the Notes for cash, under certain circumstances, or to pay any cash amounts due under the Notes;
i

•the impact of the Exchange Offer on future availability of our pre-change net operating loss carryforwards and other tax attributes to offset our future net taxable income; the annual limitations on utilization of any remaining operating loss and tax credit carryforwards due to ownership change limitations provided by the Internal Revenue Code and similar state tax provisions, and the outcomes of any related audits or examinations;
•the significant dilution to our stockholders that resulted from the Exchange Offer and the additional dilution that will result if we exchange any portion of our outstanding Notes for equity, issue shares of our common stock with respect to the 2030 Notes (including any 2030 Notes issued as payment-in-kind interest on such 2030 Notes), including in connection with conversions of the 2030 Notes at our option or at the option of holders, upon equitization of the 2030 Notes, as payment of accrued interest in the form of common stock or in payment of certain make-whole payments on the 2030 Notes, in each case pursuant to the terms of the 2030 Notes, or if the lenders under the Loan and Security Agreement exercise their related warrants to purchase shares of our common stock (the “Warrants”), as further described herein; provisions in the respective indentures governing the Notes and in the Loan and Security Agreement delaying or preventing an otherwise beneficial takeover of us; and any adverse impact on our reported financial condition and results from the accounting methods for the Notes;
•our ability to remediate the existing material weaknesses in our internal control over financial reporting disclosed in this report and maintain effective internal control over financial reporting and disclosure controls and procedures;
•risks and uncertainties related to failures to maintain effective internal control over financial reporting, and related to the identification of errors in our previously issued financial statements, such as those disclosed and corrected in this report, and a potential need to restate financial statements in such instances;
•market price fluctuations in the price of our common stock, whether due to dilution, adverse business or financial performance or the perception of such adverse performance, failure to meet the Nasdaq continued listing requirement for minimum bid price or other Nasdaq listing requirements and the potential delisting of our common stock, or market and trading dynamics unrelated to our underlying business, operating and financial performance or prospects or macro or industry fundamentals which may not coincide in timing with the disclosure of news or developments by or affecting us, could cause the market price of our common stock to fluctuate dramatically or decline rapidly, regardless of any developments in our business or financial results;
•the impact of general economic conditions in the U.S. and international markets on us, our customers, our suppliers, our vendors and consumers, including concerns related to inflation, geopolitical and economic uncertainty and instability, a potential recession, the shutdown of the federal government including regulatory agencies, tariffs and trade wars, and the effects of those conditions on consumer spending;
•the impact of adverse and uncertain political conditions in the U.S. and international markets, such as greater restrictions on free trade through significant increases in tariffs on raw materials, ingredients, finished goods and other products and supplies imported into the United States and increased uncertainty surrounding international trade policy and regulations, trade wars, including through the implementation of retaliatory tariffs or related counter-measures, and the negative effects of anti-American sentiment, the escalating armed conflict in the Middle East, as well as the impact of inflation and high interest rates on consumer behavior, including higher food, grocery, raw materials, transportation, energy, labor and fuel costs;
•risks and uncertainties related to identifying and executing our current and future cost-reduction initiatives, cost structure improvements, workforce reductions, executive leadership changes and other organizational changes, including realignment of reporting structures, and the timing and success of continuing to reduce operating expenses and achieving our profitability, cash flow and financial performance objectives;
•our ability to streamline operations and improve cost efficiencies, which could result in the contraction of our business and the continued implementation of significant cost cutting measures such as further downsizing, consolidating or exiting certain operations, including product lines, domestically and/or abroad;
•the timing and success of narrowing our commercial focus to certain anticipated growth opportunities; accelerating activities that prioritize gross margin expansion and cash generation, including as part of our review of our global operations initiated in 2023 (“Global Operations Review”); changes to our pricing architecture; cash-accretive inventory reduction initiatives; and further cost-reduction initiatives;
•our ability to successfully execute our Global Operations Review and any resulting strategic plans, including the exit or discontinuation of select product lines; the impact of non-cash charges such as provision for excess and obsolete inventory and potential additional impairment charges, write-offs, disposals and accelerated depreciation of fixed assets, and losses on sale and write-down of fixed assets and assets held for sale; further optimization of our manufacturing capacity and real estate footprint; workforce reductions; and the cessation of our operational activities in China in 2025;
•our ability to successfully execute the Transformation Office (as defined below) initiatives including, among other things, positioning the business for a more fundamental resizing of operating expenses, driving margin recovery, including through targeted investments in our facilities and supply chain cost reductions, reducing inventory and associated carrying costs through SKU rationalization and the discontinuation of certain product lines, and preserving cash and monetizing non-strategic or idle assets.
•our ability to meet our obligations under leases for our corporate offices, manufacturing facilities and warehouses, including matters relating to our El Segundo Campus and Innovation Center (“Campus Headquarters”) including, without limitation, the ability to meet our obligations under our Campus Headquarters lease, as amended from time to time (the “Campus Lease”), the impact of workforce reductions or other cost-reduction initiatives on our space demands, the impact of the surrender of a portion of the existing premises, the impact of the sublease of a portion of the existing premises, other efforts to develop, repurpose or consolidate our use of our leased premises, and the timing and success of surrendering, subleasing, assigning or otherwise transferring, developing or repurposing the remaining used or excess leased space or negotiating additional partial lease terminations and/or subleases or other dispositions of our Campus Headquarters on terms advantageous to us or at all, including any potential additional impairment charges that may result;
•reduced consumer confidence and changes in consumer spending, including spending to purchase our products, and negative trends in consumer purchasing patterns due to levels of consumers’ disposable income, credit availability and debt levels, and economic conditions, including due to potential recessionary and inflationary pressures, and geopolitical instability and wars;
•our inability to properly manage and ultimately sell our inventory in a timely manner, which has in the past and could in the future require us to sell our products through liquidation channels at lower prices, write-down or write-off excess or obsolete inventory, or increase inventory provision;
•ongoing and persistent declines in demand in the plant-based meat category and for our products, or strategic decisions that result in changes to our product portfolio, including the potential discontinuation of certain product lines through initiatives stemming from our transformation office and program or other strategic measures, which may require us to write-down or write-off excess or obsolete inventories;
•impairment charges, including due to any future changes in estimates, judgments or assumptions, failure to achieve forecasted operating results due to weakness in the economic environment, demand for our products or other factors, changes in market conditions and declines in our publicly quoted stock price and market capitalization, failure to sublease, assign or otherwise transfer any excess space or negotiate additional partial lease terminations and/or subleases or other dispositions of our Campus Headquarters or other facilities on terms advantageous to us or at all, and the cessation of our operational activities in China in 2025;
•our ability to accurately predict consumer taste preferences, trends and demand and successfully innovate, introduce and commercialize new products and improve existing products, including in new geographic markets;
•the effects of competitive activity from our market competitors, including through consolidation in the plant-based food industry or vertical consolidation of diversified food businesses with existing plant-based food businesses, and new market entrants, which may include companies with substantially greater financial resources than us;
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
•the impact of uncertainty as a result of doing business internationally, including as a result of the cessation of our operational activities in China in 2025;
•the volatility of or inability to access the capital markets, including due to macroeconomic factors, geopolitical tensions, trade policy uncertainty (including tariffs and retaliatory trade measures), or the outbreak or escalation of hostilities or war—for example, the ongoing war between Russia and Ukraine and the escalating armed conflict in the Middle East involving the United States, Israel and Iran, and their impacts on the surrounding areas and global economy;
•changes in the foodservice landscape, including the timing, success and level of marketing and other financial incentives to assist in the promotion of our products, our ability to maintain and grow market share and attract and retain new foodservice customers or retain existing foodservice customers, and our ability to introduce and sustain offering of our products on menus;
•the timing and success of distribution expansion and new product introductions, including the success of our DTC channel, and the timing and success of planned new products or recently launched products, in increasing revenues and market share;
•our ability to differentiate and continuously create innovative products, respond to competitive innovation and achieve speed-to-market, including the timing and success of planned new products or recently launched products;
•the timing and success of strategic Quick Service Restaurant (“QSR”) partnership launches and limited time offerings resulting in permanent menu items and our ability to attract and retain QSR and other strategic customers;
•the outcomes of, and costs related to, legal or administrative proceedings, including any settlements, appeals from initial decisions or other developments in such proceedings, or new legal or administrative proceedings filed against us;

•foreign currency exchange rate fluctuations;
•the effectiveness of our business systems and processes;
•our estimates of the size of our market opportunities and ability to accurately forecast market conditions;
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
•our ability to accurately forecast demand for our products and manage our inventory, including the impact of customer orders ahead of holidays and the timing of customer promotions, shelf reset activities, and price increases as a result of tariffs or otherwise; customer and distributor changes and buying patterns, such as reductions in targeted inventory levels; and supply chain and labor disruptions, including due to the impact of cyber incidents at suppliers and vendors;
•our operational effectiveness and ability to fulfill orders in full and on time;
•variations in product selling prices and costs, the timing and success of changes to our pricing architecture, our ability to pass on price increases in full or at all, including due to the impact of tariffs and macroeconomic conditions, and the mix of products sold;
•our ability to successfully enter new geographic markets, manage our international business and comply with any applicable laws and regulations, including risks associated with doing business in foreign countries, and our ability to comply with the U.S. Foreign Corrupt Practices Act or other anti-corruption laws;
•the effects of global outbreaks of pandemics, epidemics or other public health crises, or fear of such crises;
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
v

•the volatility associated with ingredient, packaging, transportation and other input costs, including due to the impact of tariffs and rising energy and fuel costs;
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
•risks related to use of a professional employer organization to administer human resources, payroll and employee benefits functions for certain of our international employees, and use of certain third party service providers for the performance of several business operations including payroll, human capital, supply chain optimization, financial reporting and accounting, and certain other management services;
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
•changes in laws and government regulation, and their enforcement, affecting our business, including the U.S. Food and Drug Administration (“FDA”) and the U.S. Federal Trade Commission governmental regulation, and state, local and foreign regulation;
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
•adverse developments affecting the financial services industry, including the potential failure of financial institutions with which we have deposits or other business relationships;
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
•our suppliers’ and our co-manufacturers’ ability to protect our proprietary technology, intellectual property and trade secrets adequately;
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
“Beyond Meat,” “Beyond Burger,” “Beyond Beef,” “Beyond Sausage,” “Beyond Breakfast Sausage,” “Beyond Meatballs,” “Beyond Chicken,” “Beyond Steak,” the Caped Steer Logo, ”Beyond Bakes” and “Eat What You Love” are registered or pending trademarks of Beyond Meat, Inc. in the United States and, in some cases, in certain other countries. All other brand names or trademarks appearing in this report are the property of their respective holders. Solely for convenience, the trademarks and trade names contained herein are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I
ITEM 1. BUSINESS.
Overview
Beyond Meat is a leading plant-based meat company offering a portfolio of revolutionary plant-based meats and other innovative plant-based food and beverage products. We seek to deliver the power of plants to consumers through our plant-based meat products, an innovation that enables consumers to experience the taste, texture and other sensory attributes of popular animal-based meat products while enjoying the nutritional and environmental benefits of eating our plant-based meat products, and adjacent products that deliver taste and macronutrients from plants and plant-based ingredients. Our brand promise, “Eat What You Love,” represents a strong belief that there is a better way to feed our future and that the positive choices we all make, no matter how small, can have a great impact on our personal health and the health of our planet. By shifting from animal-based meat to plant-based meat, we can positively impact four growing global issues: human health, climate change, constraints on natural resources and animal welfare.
To capture this market opportunity, we have developed three core plant-based product platforms that align with the largest meat categories globally: beef, pork and poultry. The primary components of animal-based meat—amino acids, lipids, carbohydrates, trace minerals and water—are not exclusive to animals and are plentiful in plants. We create our plant-based meat products using proprietary scientific processes that determine the architecture of the animal-based meat we are seeking to replicate and then we assemble it using plant-derived amino acids, lipids, carbohydrates, trace minerals and water. We are focused on continuously improving our products so that eventually they are, to the human sensory system, indistinguishable from their animal-based counterparts. We are focused on making our plant-based meat products nutritionally dense, with fewer negative attributes relative to their animal protein alternatives. Leveraging our over 17 years of experience in bringing the power of plants to consumers, we also intend to broaden our product portfolio to include plant-based foods and beverages that deliver taste and macronutrients with clean, limited ingredients.
As of December 2025, Beyond Meat branded products were available across mainstream grocery, mass merchandiser, club store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools, with certain of our products available generally for a limited time exclusively through our Beyond Test Kitchen DTC channel, which we launched in the fourth quarter of 2025.
Research, development and innovation are core elements of our business strategy, and we believe they represent a critical competitive advantage for us. Through our Beyond Meat Rapid and Relentless Innovation Program, our team of scientists and engineers focuses on making continuous improvements to our existing product formulations and developing new products across our plant-based beef, pork and poultry platforms, including with a goal of further simplifying our ingredient lists. Our state-of-the-art Innovation Center within our Campus Headquarters brings together leading scientists from chemistry, biology, material science, food science and biophysics disciplines who work together with process engineers and culinary specialists to pursue our vision of perfectly building plant-based meat. We seek to leverage this deep expertise in plant materials to drive innovation as we look to broaden our product portfolio outside of plant-based meat.
Mission
We are a mission-driven business with long-standing core values. Our mission is to create meat from plants that is indistinguishable in taste and texture from its animal-based equivalent while working for the advancement of human health, climate, environment and animal welfare. We strive to operate in a transparent, socially responsible and environmentally sustainable manner and are committed to help solve the major health and global environmental issues which we believe are caused in part by an animal-based protein diet and existing industrial livestock production. We believe our authentic and long-standing commitment to these causes better positions us to build loyalty and trust with current consumers and helps to attract new ones. Our corporate culture embodies these values and, as a result, we enjoy a highly motivated and skilled workforce committed to our mission and our enterprise.

Cost-Reduction Initiatives and Global Operations Review
A key component of achieving our long-term business strategy is to achieve cost leadership and continue driving the cost of our products down over time. In response to the difficult environment and the negative impact of certain factors on our business and the overall plant-based meat category, beginning in 2022 we pivoted our focus toward sustainable long-term growth supported by three pillars: (1) driving margin recovery and operating expense reduction through the implementation of lean value streams across our beef, pork and poultry platforms; (2) inventory reduction and cash flow generation through more efficient inventory management; and (3) focusing on near-term retail and foodservice growth drivers while supporting key strategic long-term partners and opportunities. For clarity, lean value streams represent organizing our teams and operational approach in such a way that increases cross-functional collaboration, transparency and ownership of key business processes and initiatives, with an overarching objective of eliminating waste throughout our organization. We believe, if implemented effectively, the use of a lean value stream approach could drive faster speed-to-market of new product launches over time, which in turn could accelerate our net revenue generation, cost of goods sold reduction and gross margin expansion efforts and enable further operating expense reductions, among others.
In 2023, we initiated our Global Operations Review, which involves narrowing our commercial focus to certain anticipated growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. These efforts have to date included or resulted in, and may in the future include or result in, the exit or discontinuation of select product lines; changes to our pricing architecture within certain channels; cash-accretive inventory reduction initiatives; non-cash charges such as provision for excess and obsolete inventory and potential additional impairment charges, write-offs, disposals and accelerated depreciation of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; workforce reductions; and the cessation of our operational activities in China in 2025.
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
In addition, as part of our Global Operations Review, on February 24, 2025, our board of directors approved a plan to suspend our operational activities in China, which ceased as of the end of 2025. As part of this plan, we reduced our workforce in China by approximately 20 employees, representing approximately 95% of our China workforce (or approximately 3% of our total global workforce) (the “China RIF”). The decision to suspend our operational activities in China was based on cost-reduction initiatives intended to reduce operating expenses.
On August 6, 2025, management approved a plan to reduce our workforce in North America by approximately 40 employees, representing approximately 5% of our total global workforce (the “August 2025 RIF”). We recorded one-time cash charges of approximately $1.1 million in connection with the August 2025 RIF, primarily consisting of severance payments, employee benefits and related costs, in all cases, provided to departing employees. See Note 1, Introduction, to the Notes to Consolidated Financial Statements included elsewhere in this report.
In the fourth quarter of 2025, through our transformation office and program (“Transformation Office”) led by our interim Chief Transformation Officer, we accelerated the work of our Global Operations Review and implemented further actions intended to, among other things, position the business for a more fundamental resizing of operating expenses, drive margin recovery, including through targeted investments in our facilities and supply chain cost-reductions, reduce inventory and associated carrying costs through SKU rationalization and the discontinuation of certain product lines, and preserve cash and monetize non-strategic or idle assets. In connection with these actions, in the fourth quarter of 2025, we recorded an incremental provision for excess and obsolete inventory in the amount of $2.4 million as a result of SKU rationalization and the decision to discontinue certain product lines. In addition, we identified certain property, plant and equipment that was no longer deemed core to our strategic objectives or required for our future operations and recorded these assets at estimated fair value, less estimated costs to sell, in Assets held for sale in our consolidated balance sheet as of December 31, 2025, resulting in non-cash charges of $45.6 million in loss on write-down of assets held for sale recorded in operating expenses in the fourth quarter of 2025.
In addition, as a result of management finalizing its decision to cease our operations in China indefinitely, we also completed an evaluation of our property, plant and equipment in China. Upon valuation of these assets by a third party, assets that were determined to be not salable were fully depreciated, while assets that were determined salable were recorded at estimated fair value, less estimated costs to sell, in Assets held for sale in our consolidated balance sheet as of December 31, 2025, resulting in non-cash charges of $1.5 million in accelerated depreciation recorded in cost of goods sold and $3.4 million in loss on write-down of assets held for sale and write-down of fixed assets recorded in operating expenses in the fourth quarter of 2025. Furthermore, for the year ending December 31, 2026, we expect to record approximately $2.2 million in accelerated depreciation for our remaining leasehold improvement assets in China unrelated to the assets held for sale noted above. See Note 7, Property, Plant and Equipment, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Total loss on write-down of assets held for sale recorded in operating expenses in the year ended December 31, 2025 was $49.0 million. As of December 31, 2025 and 2024, we had $9.4 million and $1.9 million, respectively, in Assets held for sale in our consolidated balance sheet. We expect these assets held for sale will be sold within one year.
Additional information regarding our recent cost-reduction initiatives, including the financial impact, is included in Item 7 of this report under Management’s Discussion and Analysis of Financial Condition and Results of Operations. For additional information see Risk Factors—Risks Related to Our Business—Our strategic initiatives to optimize our operations and product portfolio and improve our cost structure could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions, including achieving and/or sustaining our profitability, cash flow and financial performance objectives in Part I, Item 1A, Risk Factors, included elsewhere in this report.

Long-Term Growth Strategy
In the long-term, we intend to continue to do the following:
•Pursue Top-line Growth Across Our Distribution Channels
We continue to believe that there is an opportunity over time to expand our retail and foodservice footprint and build market share through distribution expansion, continued innovation and commercialization of new products, including in adjacent categories outside of our core, meat analogue offerings, optimization of price pack architecture, increased penetration across channels and geographies, and into other areas of the retail footprint, including the expansion of our direct-to-consumer (DTC) channels such as Beyond Test Kitchen, which we launched in the fourth quarter of 2025. Our Beyond Test Kitchen DTC platform, which gives consumers early access to new plant-based protein products, generally for a limited time, allows us to test new products directly with consumers and obtain consumer feedback and make adjustments before investing in potential broader product release. We believe increased distribution with a global focus, supported by our existing relationships and new partnerships with key players in the retail and foodservice channels, will lead to growing consumer awareness and demand for nutritious, convenient and high protein plant-based foods around the world, leading to an increase in the overall size of the plant-based foods category, as more consumers shift their diets away from animal-based proteins or supplement them with plant-based proteins, and improved market share in this category driven by investments in product placement, accessibility and consumer education.
•Invest in Infrastructure and Capabilities
We are continually reviewing opportunities to optimize our manufacturing capacity across our network, including identifying opportunities to increase overall equipment effectiveness, improve asset utilization, leverage our internal manufacturing and co-manufacturer network, reduce material and logistics costs, and invest in new processes and business management systems to increase automation, improve operating efficiency and enable greater scalability.
•Expand Our Product Offerings
The success of our products supports our belief that, despite prolonged weakness in the plant-based meat category, there will continue to be demand for additional plant-based meat and other plant-based protein products in the long-term. We intend to strengthen our product offerings by improving the formulations for our existing portfolio of products, and by creating new products that expand the portfolio. We are continually refining our plant-based meat products to improve their taste, texture, aroma, appearance and nutrition profile, and to lower their cost of production. In addition, we are committed to investing in research and development to continue to innovate within our core plant-based meat platforms of beef, pork and poultry to create exciting new product lines. As protein demand continues to grow and fiber is emerging as a key macronutrient trend, we intend to broaden our product portfolio to include plant-based foods and beverages with a focus on product intrinsics and compelling macronutrients.
•Continue to Grow Our Brand
We intend to continue to develop and preserve our brand and increase awareness of our products including an increased focus on improving the health perception of our products with our core consumer groups. We intend to accomplish this with an intentional focus on improving our products, working with trusted leaders within nutrition and medicine, and partnering with organizations like the American Heart Association, American Cancer Society and the American Diabetes Association. We also plan to continue to drive awareness and relevance of our products with a large-scale audience through enhanced digital and in-store marketing and promotions and content creation with our network of influencers and brand ambassadors, who have successfully built brand awareness for us by supporting our mission and incorporating our products into their daily lifestyle.
Products
We sell a range of plant-based meat products across our three core platforms of beef, pork and poultry. Depending on the product and channel, they are offered in ready-to-cook and ready-to-heat formats. Our plant-based meat products cover an entire day’s menu planning.
Our beef platform products contain protein primarily derived from one or a combination of yellow pea protein, brown rice protein, faba bean protein and red lentil protein. Our 2024 introductions—Beyond Burger IV and Beyond Beef IV—are made with avocado oil and have a simplified ingredient list and continue with the tradition of 0 mg of cholesterol, no added antibiotics or hormones, and no GMOs. In 2024, Beyond Steak was the first plant-based meat product to meet the nutritional guidelines of the American Diabetes Association’s Better Choices for Life program.
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

Our poultry platform consists of products that are intended to mimic animal-based chicken in its various merchandised forms, including chicken pieces, chicken tenders and chicken nuggets. Our primary products under our poultry platform include Beyond Chicken Pieces, Beyond Chicken Tenders and Beyond Chicken Nuggets. The protein content of our poultry platform products is primarily derived from combinations of pea protein, soy protein and wheat gluten.
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
In 2024 and 2025, we introduced our value-added meals (“VAM”) line of products with the launch of Beyond Bakes and Beyond Skillet Meals at select U.S. retail stores and Beyond Bowls at select Canadian retail stores, all focused on providing convenient, ready-to-heat meal options featuring Beyond Meat plant-based protein.
In 2025, we launched our Beyond Ground, an unseasoned plant protein base made with four simple ingredients (water, faba bean protein, potato protein and psyllium husk), which is positioned as a “blank canvas” for cooking, Beyond Steak Filet, a whole-cut plant-based steak made from wheat gluten, faba bean protein, avocado oil and mycelium, and Beyond Chicken Pieces, made from simple ingredients, including soy protein, wheat gluten and avocado oil, and low in saturated fat and containing 0 mg of cholesterol, no GMOs and no added hormones or antibiotics.
In early 2026, we introduced our Beyond Immerse protein drink, an innovative combination of plant protein, fiber, antioxidants and electrolytes, launched exclusively through our Beyond Test Kitchen DTC platform.
Customers
We sell to a variety of customers in the retail and foodservice channels throughout the United States and internationally primarily through distributors who purchase, store, sell and deliver our products. Because such distributors function in an intermediary role, we do not consider them to be direct customers. In addition, we sell directly to customers in the retail and foodservice channels who handle their own distribution. As of December 2025, Beyond Meat branded products were available across mainstream grocery, mass merchandiser, club store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools, with certain of our products available generally for a limited time exclusively through our Beyond Test Kitchen DTC channel, which we launched in the fourth quarter of 2025.
In 2025, 2024 and 2023, DOT Foods, Inc. (“DOT”) accounted for approximately 13%, 12% and 12%, respectively, of our gross revenues. No other distributor or customer accounted for more than 10% of our gross revenues in 2025, 2024 or 2023.
Supply Chain
•Sourcing and Suppliers

Currently, the main ingredient we use in many of our products is pea protein, which is sourced from peas grown in Canada and France, with the majority of our pea protein volume sourced from Canada. We procure the raw materials for our woven protein from a number of different suppliers. Although most of the raw materials we require are typically readily available from multiple sources, we currently have a limited number of suppliers for the pea protein used in our products. We continuously seek alternative sources of protein to use in our products, but we may not be successful in diversifying the raw materials we use in our products.
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
•Supply Agreements

We source the ingredients for our products from numerous suppliers. We are substantially dependent upon one supplier, Roquette Frères (“Roquette”), for the supply of pea protein. Our multi-year sales agreement with Roquette for the supply of pea protein expired on December 31, 2025. Subsequent to the year ended December 31, 2025, we entered into a new sales agreement with an initial two-year term expiring on December 31, 2027 (see Note 17, Subsequent Events—Roquette Sales Agreement, to the Notes to Consolidated Financial Statements included elsewhere in this report). We continually seek additional sources of pea protein and other plant-based protein for our products that meet our criteria.
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
Our commitment to purchase flavor ingredients inventory from a certain vendor expired on August 31, 2025. As most of the raw materials we use in our flavors are generally readily available in the market, we believe that we can, within a reasonable period of time, make alternative arrangements in the event of an interruption of supply from our vendors but cannot assure that we will successfully do so. As of the date of this report, we do not have any long-term arrangements to purchase flavor ingredients. See Item 1A, Risk Factors—Risks Related to Our Business—Because we rely on a limited number of third party suppliers, we may not be able to obtain raw materials on a timely basis or in sufficient quantities at competitive prices to produce our products or meet the demand for our products.
Manufacturing
As the first step in the manufacturing process for our plant-based meat products a dry blend containing plant protein is combined at our manufacturing facilities. The dry blend then enters an extruder, where both water and steam are added. We then use a combination of heating, cooling and variations of pressure to weave together the proteins into an architecture that mimics the texture and muscle structure of animal meat. The formed woven protein is used as the basis of all our plant-based meat products. Next, internally or through our co-manufacturers, we further process the woven protein by combining flavors and other ingredients, after which the final packaged product is then shipped to third party storage facilities and, ultimately, to distributors or direct to customers. In order to sustain the quality of our products, we have implemented a “define, measure, analyze, improve and control,” or DMAIC, approach to improve, optimize and stabilize our processes and design.
We depend on co-manufacturers for the manufacturing of some of our products. We continue to explore further optimization of our production capabilities domestically and abroad to produce our woven proteins, blends of flavor systems and binding systems, and finished goods.
Quality Control
In-process quality checks are performed throughout the manufacturing process, including temperature, physical dimensions and weight. We provide specific instructions to customers and consumers for storing and cooking our products. The majority of our plant-based meat products are transported and stored frozen. Frozen products are intended to be prepared from their frozen state, with cooking instructions printed on all packaging. Retail products sold in the meat case are shipped to the customer frozen. The customer is provided instructions on ‘slacking,’ which is typically done by moving frozen food to a refrigerator to allow it to slowly and safely thaw, following which retailers must apply a “use by date” to the packaging prior to sale.

Distribution
From our internal manufacturing or co-manufacturing facilities, our plant-based meat products are transferred by third party logistics providers to third party cold storage facilities or are directly shipped to the customer. International shipments are also handled by third party logistics providers and in some instances are organized directly by the customer. We manage shipments through transport management systems for real-time shipment tracking and visibility to coordinate our supply chain through to final distribution.
Order Fulfillment
Our customer service and logistics functions are responsible for customer-facing activities, order management, customer logistics, 3PL leadership and intra-company distribution. We utilize enterprise resource planning (ERP) systems and integration with our 3PL cloud interface platforms for these processes. Customer orders are principally transmitted via electronic data interface, but may be processed manually if necessary. Orders are accepted in our ERP systems, reviewed for accuracy and fulfillment plans are developed. When fulfillment plans are ready, orders are tendered to third party carriers. Metrics for the customer service and logistics team include order fill rates, on-time delivery, customer scorecards as needed and cost leadership. We also engage in direct-to-consumer sales of certain plant-based products utilizing a third-party e-commerce fulfillment partner. We have agreements with third party service providers for all of our shipping needs.
Sales and In-Store Activation
•Sales

As of December 31, 2025, our sales team is organized into four divisions: retail, foodservice, international and strategic partnerships. The sales team has an extensive range of experience from leading CPG, natural food, meat and plant-based meat companies. It works in close coordination with a network of global broker and distributor partners that gives us the expertise and access to accounts and markets across key global markets in an efficient and scalable fashion as we continue to seek to grow our footprint and sales globally. We also sell a limited number of products directly to consumers through our Beyond Test Kitchen website.
•Brand Marketing

The primary means by which we have driven consumer awareness of our products is via social and digital media, PR, retail and foodservice shopper marketing, in-store presence and merchandising, including concentrated brand blocks, targeted promotions, brand ambassador and influencer activations, paid media and strategic partnerships. Our marketing strategy focuses on driving awareness all the way through to purchase and loyalty.
We maintain active social media platforms such as Facebook, Instagram, Threads, LinkedIn and Reddit to build awareness, share news, reach new audiences, and engage with our consumers. These platforms allow us to engage with our consumers and directly reach target demographics such as millennials and “Generation Z.” We also leverage our first party data to distribute brand information and news, foster loyalty through unique offers and share recipe content to drive everyday consumption.
We maintain a registered domain website at www.beyondmeat.com, which serves as the primary source of information regarding our products, as well as foreign domains in certain countries. Our website is used as a platform to promote our products, provide news, share recipes, highlight nutritional facts and provide general information on where to purchase our products. We also maintain a registered domain website at www.beyondtestkitchen.com, our direct-to-consumer site and destination for early access to new product innovations and limited-time drops.
We partner with a network of brand ambassadors and influencers and have developed a strong following with certain celebrities from the worlds of sports and entertainment who share our core values. Their organic involvement and interest are helpful to promote our overall mission and products. In 2023, we launched the GoBeyond RD Hub for registered dietitians (“RD”s) and nutrition experts, with the goal of supporting the RD community with an open channel for communication and an opportunity to share the latest updates and research insights on plant-based options. In 2024, we continued to deploy targeted brand campaigns to build awareness, reach new users and drive conversion. In 2025, we launched a series of new campaigns focused on the clean, simple, plant-based ingredients that go into our products. Our paid digital initiatives have included social, programmatic, podcasts, out-of-home, online video, connected TV, and digital offers and rewards.
Competition
We operate in a highly competitive environment. We believe that we compete with both conventional animal-protein companies, such as Cargill, Hormel Foods, JBS, Perdue Foods and Tyson Foods, and also plant-based meat brands, including brands affiliated with conventional animal-protein companies and other large food operators, such as Boca Foods (Kraft Heinz), Lightlife and Field Roast (Maple Leaf Foods), Gardein (Conagra), Hungry Planet, Inc., Impossible Foods Inc., Incogmeato/Morningstar Farms (Mars, Incorporated), Dr. Praeger’s Sensible Foods, Plantspired (Nasoya Foods USA, LLC), Daring Foods, Moving Mountains, Omnipork (OmniFoods), Tofurky, Sweet Earth and Awesome Burger (Nestlé S.A.), Raised & Rooted (Tyson Foods), Happy Little Plants (Hormel Foods), Sysco’s Simply Plant-Based Meatless Burger, The Not Company and The Vegetarian Butcher (JBS). Additionally, we face competition from companies developing alternative protein sources beyond plant-based offerings. This includes mycelium-based meat alternatives, such as Quorn, Meati and Nature’s Fynd, which leverage fermentation technology to create products with a texture and nutritional profile similar to animal proteins. Furthermore, a number of U.S. and international companies are working on developing lab-grown or “clean meat,” an animal-protein product cultivated from cells taken from animals, which could have a similar appeal to consumers as plant-based products, including GOOD Meat (Eat Just, Inc.), Aleph Cuts (Aleph Farms Ltd.) and Wildtype (Wild Type, Inc.).
We believe the principal competitive factors in our industry are:
• taste;
• price and promotion tactics;
• nutritional profile;
• ingredients;
• texture;
• ease of integration into the consumer diet;
• low-carbohydrate, low-sugar, low-sodium, high fiber and protein;
• macronutrient ratios and ingredient differentiation;
• lack of cholesterol and GMOs;
• convenience;
• versatility;
• brand awareness and loyalty among consumers;
• media spending;
• product variety and packaging;
• access to major retailer shelf space and retail locations, including concentrated brand blocks;
• access to major foodservice outlets and integration into menus;

• innovation; and
• intellectual property protection.
We believe we compete effectively with respect to each of these factors. However, many companies in the plant-based meat industry have substantially greater financial resources, more comprehensive product lines, broader market presence, longer standing relationships with distributors and suppliers, longer operating histories, greater production, commercialization and distribution capabilities, and greater marketing resources than we have.
Research and Development
At Beyond Meat, the Research and Development (“R&D”) team is the driving force behind the development of our groundbreaking plant-based meat and other plant-based protein products. Operating from our Innovation Center located at our Campus Headquarters, our in-house R&D team includes scientists, engineers, researchers, technicians and chefs. In every project they undertake, our R&D team is deeply committed to pioneering the future of food, with a goal of producing plant-based meat alternatives indistinguishable from their animal-based counterparts in taste, texture and nutrition. We continue to invest in research and development that enables us to optimize taste and macronutrients, constrain saturated fats, and use limited and clean ingredients.
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
Product Innovation
Innovation is a core competency of ours and an important part of our growth strategy. Our goal is to identify large, animal-based meat product categories across our core plant-based platforms of beef, pork and poultry that exhibit long-term consumer trends. We then dedicate significant research and development resources to create authentic plant-based versions of these products that replicate the taste, texture, aroma and appearance of their animal-based equivalents. We have been able to leverage the success of our existing products and resulting brand equity to launch improved versions of our existing products and create new products. The success and brand equity of our existing product lineup serves as a strong foundation, enabling us to continuously introduce improved versions of our current offerings and launch new, groundbreaking products, including new plant-based protein products and product categories that deliver the power of plants to consumers. Whether new innovation or renovation, all of our product development efforts are driven by a pursuit of excellence, a deep understanding of and persistent focus on evolving consumer preferences and a strong commitment to health.
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
Corporate Responsibility
As a disruptive leader in the food industry, we have established ourselves as a leading producer of plant-based meat products that we believe deliver a reduced environmental footprint and mitigate the social and welfare issues associated with the conventional production and consumption of animal protein. In order to continue that work and position us as a leader in the integration of environmental and social change, we have committed to developing a comprehensive corporate responsibility program.
As part of the development of our corporate responsibility program, in 2024 we conducted an ESG materiality analysis to determine which ESG issues are relevant to our business, our stakeholders and society. Through this exercise, we engaged with key internal and external stakeholders by consolidating consumer and customer feedback, expectations from our investors, and insights from executive interviews to build consensus on the most critical ESG issues facing our business. The term “materiality analysis” is common in the discussion of such assessments; however, our ESG materiality analysis was informed by definitions of materiality that differ from, and are in general more expansive than, the definition under the securities laws of the United States, and was not designed to identify “material” issues for the purposes of financial reporting. Our discussion of the ESG materiality analysis or other ESG matters herein or elsewhere (including, without limitation, identification of climate-related risks) may include information that is not necessarily “material” for SEC reporting purposes, and is informed by various ESG standards and frameworks (including standards for the measurement of underlying data), and the interests of various stakeholders. Much of this information is subject to assumptions, estimates or third party information that is still evolving and subject to change. For example, our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control.
Our ESG materiality analysis identified Beyond Meat’s top three priority ESG topics as:
•climate change management;
•consumer education and safety; and
•health and nutrition.
Human Capital Resources
•Employees
As of December 31, 2025, we had 589 full-time employees and 50 contract workers. None of our employees are represented by a labor union. We have never experienced a labor-related work stoppage. Our operations in the Netherlands are subject to the Netherlands Works Council Act and we must seek the advice of the Netherlands Works Council prior to implementing a variety of decisions.
•Inclusion and Belonging
We believe our workforce should reflect the customers and communities we serve. At Beyond Meat, we aspire to create an equitable and inclusive work environment by celebrating the merit born from unique backgrounds, life experiences, cultural heritage, and variety of thoughts. For example, throughout the year we recognize and celebrate the different backgrounds of our employees. Through these events we aim to promote greater understanding of different perspectives and to help support the cultivation of an inclusive culture and the formation of collaborative teams.
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
We aggressively protect our intellectual property rights by relying on trademark, copyright, patent, trade dress and trade secret laws and through the domain name dispute resolution system. We maintain registered domain websites at www.beyondmeat.com and www.beyondtestkitchen.com, as well as foreign domains in certain countries.
We believe our intellectual property has substantial value and has contributed significantly to our business. As of December 31, 2025, we had four issued patents in the United States, thirteen issued patents outside the United States (U.K., Canada, China, Chile, Israel (two), Brazil, Japan, Australia (two), Mexico, South Korea and Hong Kong), one pending patent application in the United States and three pending international patent applications.
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
Segment Information
We have one operating segment and one reportable segment, in the plant-based meat industry, offering a portfolio of revolutionary plant-based meat. Our chief operating decision maker (“CODM”), who is our Chief Executive Officer and President, reviews operating results to make decisions about allocating resources and assessing performance for the entire company. We derive revenue primarily in North America and Europe and manage the business activities on a consolidated basis. Our CODM allocates resources and assesses performance on a consolidated basis. See Note 16, Segment Information, to the Notes to Consolidated Financial Statements included elsewhere in this report.
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
In addition, the United States Congress recently considered (but did not pass) federal legislation, called the Real MEAT Act, that could require changes to our product labeling and marketing, including identifying products as “imitation” meat products. Additionally, regulators have expressed concerns about “highly processed” or “ultra-processed” foods and the “generally recognized as safe” (GRAS) process for getting food ingredients to the market. The FDA has indicated that it plans to propose reforms to the GRAS process for food ingredients and multiple GRAS reform proposals have been introduced in Congress. If finalized, these reforms could change the process for assessing the GRAS status of ingredients Beyond Meat uses in its products. The administration also released the latest Dietary Guidelines for Americans in January 2026, which urge the consumption of whole foods and the avoidance of highly processed foods.
In addition to federal regulatory requirements in the United States, certain states impose their own manufacturing and labeling requirements. For example, every state in which our products are manufactured requires facility registration with the relevant state food safety agency, and those facilities are subject to state inspection as well as federal inspection. Further, states can impose state-specific labeling requirements. For example, in 2018, the state of Missouri passed a law that prohibits any person engaged in advertising, offering for sale, or sale of food products from misrepresenting products as meat that are not derived from harvested production livestock or poultry. The state of Missouri Department of Agriculture has clarified its interpretation that products which include prominent disclosure that the product is “made from plants,” or comparable disclosure such as through the use of the phrase “plant-based,” are not misrepresented under Missouri law. Additional states, including Arkansas, Georgia, Iowa, Kansas, Mississippi, Louisiana, Ohio, Oklahoma, South Dakota, Texas, Utah, West Virginia and Wyoming, have subsequently passed similar laws (certain of which are currently subject to legal challenge in state and federal courts, including the Texas law which was found to be unconstitutional by a federal district court), and legislation that would impose specific requirements on the naming of plant-based meat products is currently pending in a number of other states, including Nebraska, Oregon, South Carolina and Virginia. We believe that our products are manufactured and labeled in material compliance with existing state requirements, including the 2018 Missouri law and similarly drafted laws, and pay close attention to any developments at the state or federal level that could apply to our products and our labeling claims.
Several states have enacted laws in recent years that would prohibit the use of certain food ingredients or require notices or warnings on food labels about the presence of certain ingredients. For example, West Virginia enacted legislation in 2025 to ban seven color additives and two other ingredients, but that law was challenged and the court has granted a preliminary injunction staying the law pending the outcome of the legal challenge. Texas also enacted legislation in 2025 to require warnings for products containing any of approximately 44 ingredients enumerated in the law. The Texas law has also been challenged and a court has granted a preliminary injunction staying the law pending the outcome of the legal challenge.
We are also subject to the laws of Australia, Canada, Hong Kong, Israel, South Africa, China, the European Union (and individual member countries) and the United Kingdom, among others, and requirements specific to those jurisdictions could impose additional manufacturing or labeling requirements or restrictions. For example, in Europe, the Agriculture Committee of the European Parliament proposed in May 2019 to reserve the use of “meat” and meat-related terms and names for products that are manufactured from the edible parts of animals. In October 2020, the European Parliament rejected the adoption of this provision. In the absence of European Union legislation, EU member states remain free to establish national restrictions on meat-related names. In June 2020, France adopted a law prohibiting names to indicate foodstuffs of animal origin to describe, market or promote foodstuffs containing vegetable proteins. In October 2021, France published a draft implementing decree (the “Contested Decree”), to define, for example, the sanctions in case of non-compliance with the new law. The Contested Decree was published on June 29, 2022, and entered into force on October 1, 2022. On July 27, 2022, at the request of a trade association, the French High Administrative Court partially suspended the execution of the Contested Decree. On July 12, 2023, the French High Administrative Court issued an intermediate judgment in the proceedings against the French meaty names ban. The Court held that there were a number of difficulties interpreting EU law which would be decisive for the resolution of the case. For that reason, the French High Administrative Court referred the case to the Court of Justice of the European Union (“CJEU”), which is the highest court in the EU and can issue a legally binding interpretation of EU law valid in all 27 EU member states, including France. The French High Administrative Court is bound to follow judgments of the CJEU. Meanwhile, on August 23, 2024, France published a proposal for a new decree replacing the Contested Decree (the “New Decree”) which essentially maintained the prohibition on meaty names for products containing a certain percentage of plant-based proteins. The New Decree was adopted on February 26, 2024 and subsequently suspended on April 10, 2024 by the French High Administrative Court. On March 1, 2024, the CJEU requested the French High Administrative Court to provide its view on the impact of the adoption of the New Decree on the litigation against the Contested Decree, and whether it should be declared moot or it should be allowed to proceed. On March 14, 2024, the French High Administrative Court responded to the CJEU's request for information asking the latter to rule in the proceedings. On April 15, 2024, the CJEU decided that the litigation against the Contested Decree would proceed, and that an oral hearing was not necessary. On October 4, 2024, the CJEU ruled that the Contested Decree’s ban on meat names for plant-based foods was unlawful under EU law, setting a precedent on the extent to which EU member states may regulate the naming of plant-based foods at the national level in the absence of harmonization at the EU level. Following the CJEU’s judgment, the case was referred back to the French High Administrative Court, which, on January 28, 2025, annulled the Contested Decree and the New Decree.
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
In December 2023, Italy adopted a law prohibiting names to indicate foodstuffs of animal origin to describe, market or promote foodstuffs containing vegetable proteins (“Italian Law”). The Italian Law requires the Ministry of Agriculture to adopt a decree with the names that may not be used to describe plant-based products by February 16, 2024. However, on January 29, 2024, the European Commission issued a formal letter informing the Italian government that the Italian Law was adopted in violation of EU law, and is thus not applicable or enforceable. On February 28, 2024, the Italian Minister for Agriculture confirmed that the adoption of an implementing decree is currently suspended. We are not aware of any steps taken by the Italian government to adopt the implementing decree, nor have the authorities attempted to enforce the Italian Law. The judgment of the CJEU concerning the French ban will likely affect the approach taken by Italy in the future.
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

EU member states may reflect on the CJEU judgment and take a position on whether to adopt national measures or rely on existing legislation. Such measures could affect our ability to use certain terms for our plant-based products in the future. Moreover, in light of the CJEU judgment, EU member state regulatory authorities may take action with respect to the use of the term “meat” or similar terms in advertising materials and other labeling (beyond the sales denomination), such that we are unable to use those terms with respect to our plant-based products, we could be subject to enforcement action or recall of our products marketed with these terms, we may be required to modify our marketing strategy, or required to identify our products as “imitation” in our product labels, and our business, prospects, results of operations or financial condition could be adversely affected.
For instance, the Belgian Inspectorate of the Ministry of Economy has taken the view that the Belgian Royal Decree of March 8, 1985 on the manufacture and trade of fresh minced meat restricts certain denominations to meat-based products. Belgian authorities have initiated proceedings against a retailer in Belgium selling Beyond Meat products, challenging the use of terms such as “gehakt” (“mince”) and “burger” for plant-based alternatives. In March 2025, the case was under review by the Belgian Food Safety Agency. To date, no further procedural steps or decisions have been communicated by the competent authorities. While we believe the Company has a defendable position, as the Royal Decree does not specifically reserve these terms for meat-based products, we are monitoring the situation closely to assess any potential impact on product labeling and marketing.
Moreover, the Netherlands Food and Consumer Product Safety Authority sent our European co-manufacturer, The New Plant, a warning letter indicating that the use of the term “gehakt” (“mince”) contravened the Dutch Commodities Act on Meat, Minced Meat and Meat Products. While we believe the Company has a defendable position, we have chosen to amend our labelling voluntarily going forward.
In July 2025, the European Commission published a Proposal for a Regulation to amend Annex VII of Regulation (EU) No 1308/2013, which governs the common organization of the markets in agricultural products. The Proposal aims to introduce a new Part Ia to Annex VII, titled “Meat and Meat Product Designations”, defining “meat” as the “edible parts of an animal” and restricting the use of “meat products” along with several related terms exclusively to products derived from meat of animal origin. Under the current draft, these restrictions would apply not only to the name of the product but also at “all stages of marketing”. While still in the early stages of the legislative process and subject to potential changes, the Proposal, if adopted, could impact on the Company’s ability to use certain words in connection with plant-based products across all EU member states.
In October 2025, the European Parliament adopted a more restrictive amendment under a separate, more advanced legislative proposal, expanding the scope of reserved “meaty” terms (including examples such as “burger” and “sausage”). Following the Parliament’s vote, the European Commission, the European Parliament, and the Council of the European Union (the “Council”) entered informal trilogue negotiations to agree on a common text. Reportedly, during the last trilogue meeting held on March 5, 2026, the EU Institutions reached a provisional political agreement on a draft text that would reserve a list of approximately 31 terms, including “meat,” “chicken,” “steak,” and “bacon,” for products of animal origin. Conversely, certain terms such as “burger” and “sausage” may not be included among the reserved terms. On March 19, 2026, the Council published the text of the provisional agreement, which will require formal approval by the European Parliament and the Council before it can enter into force.
Developments have also occurred outside the EU. On May 2, 2025, the Swiss Federal Supreme Court upheld the appeal brought by the Federal Department of Home Affairs concerning the use of certain meaty names for plant-based alternatives. According to the publicly available outcome and core reasoning, the court ruled that the use of the term “chicken” (“poulet”) for a plant-based product that does not contain any meat is misleading and, therefore, prohibited under Swiss law. In doing so, the court seems to confirm the position of the Federal Food Safety and Veterinary Office, as previously outlined in Information Letter 2020/3.1, which also prohibited the use of certain animal species names for plant-based products.

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
Investors and others should note that Beyond Meat routinely announces material information to investors and the marketplace using SEC filings, press releases, public conference calls, webcasts and the Beyond Meat Investor Relations website. We also intend to use certain social media channels as a means of disclosing information about us and our products to consumers, our customers, investors and the public (e.g., @BeyondMeat on Facebook, Instagram, Threads, LinkedIn and Reddit). The information posted on social media channels is not incorporated by reference in this report or in any other report or document we file with the SEC. While not all of the information that the Company posts to the Beyond Meat Investor Relations website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, the Company encourages investors, the media, and others interested in Beyond Meat to review the information that it shares at the “Investors” link located at the bottom of our webpage at https://investors.beyondmeat.com/investor-relations and to sign up for and regularly follow our social media accounts. Users may automatically receive email alerts and other information about the Company when enrolling an email address by visiting "Request Email Alerts" in the "Investors" section of Beyond Meat’s website at www.investors.beyondmeat.com/investor-relations.

ITEM 1A. RISK FACTORS.
Risk Factor Summary
We are providing the following summary of the risk factors to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors immediately following this summary as well as the other information in this report, including Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note Regarding Forward-Looking Statements, and our consolidated financial statements and related notes, before deciding whether to invest in shares of our common stock. The risks and uncertainties described in this report may not be the only ones we face. If any of the risks actually occurs, our business, financial condition, operating results, cash flows and prospects could be materially and adversely affected and the trading price of our common stock could decline materially. These risks and uncertainties include, but are not limited to, the following:
•Risks Related to Our Business, such as, adverse and uncertain economic and political conditions, including concerns about inflation, potential further government shutdowns, disruptions at government agencies and regulatory authorities, restrictions on free trade through increases in tariffs on raw materials, ingredients, finished goods and other products and supplies, increased uncertainty surrounding international trade policy and regulations, and trade wars; potential inflationary price pressures including the effects of high interest rates; our history of losses and negative cash flows from operating activities and ability to achieve and/or sustain our profitability, cash flow and financial performance objectives; reduced consumer confidence and changes in consumer spending; weakness in the plant-based meat category, including ongoing and persistent declines in demand, and the underlying factors negatively impacting demand in the plant-based meat category; identifying and executing certain operational optimization and cost-reduction initiatives, cost structure improvements, workforce reductions and executive leadership changes, and the timing and success of these initiatives; the timing and success of narrowing our commercial focus to certain anticipated growth opportunities and identifying new growth opportunities, including optimizing and expanding our distribution channels; accelerating activities that prioritize gross margin expansion and cash generation; changes to our pricing architecture; our ability to successfully execute our Global Operations Review and any resulting strategic plans, including the exit or discontinuation of select product lines and discontinuation of operations in certain geographies or expanding our geographic footprint to new locations, the impact of non-cash charges such as provision for excess and obsolete inventory and potential additional impairment charges, write-offs and disposals of fixed assets, and losses on sale and write-down of fixed assets, further optimization of our manufacturing capacity and real estate footprint, and cash and non-cash impacts resulting from our strategic initiatives; our ability to accurately forecast demand for our products; our ability to optimize and utilize our capacity efficiently or accurately plan our capacity requirements; our ability to sell our inventory in a timely manner which may require us to sell our products through liquidation channels at lower prices, write-down or write-off excess or obsolete inventory, or increase inventory provision; our ability to forecast future results of operations and financial goals or targets; our ability to estimate market opportunity and forecast market growth; our reliance on a limited number of third party suppliers and our ability to procure sufficient high quality raw materials; disruptions to our supply chain; our limited number of distributors; consolidation of customers, loss of a significant customer or our inability to acquire new customers; loss of one or more of our co-manufacturers; damage or disruption at our internal or co-manufacturing facilities; difficulties expanding into new markets; slow, declining or negative revenue growth rates; revenue and earnings fluctuations; seasonal fluctuations; delays in product delivery by third party transportation providers; failure to retain our senior management and attract and retain employees; our ability to maintain our company culture and constructive labor relations; the outsourcing of certain business operations and interruption in these services; failure of acquisitions or investments to be successfully identified and completed and efficiently integrated; our ESG practices and reporting of such matters; risks from changes in estimating judgments and assumptions used in the preparation of financial statements in accordance with GAAP or any future impairment charges; technological changes that might impact our products and/or business, including implementation of artificial intelligence technologies; and risks stemming from workplace accidents or safety incidents.
•Risks Related to Our Products, such as, incidents of food safety and food-borne illnesses or advertising or product misbranding; reduction in sales of the Beyond Burger; changing consumer preferences and trends;

failure to introduce new products or successfully improve existing products; risks related to price increases of our products and volatility of ingredient and packaging costs.
•Risks Related to Our Industry and Brand, such as, increased competition in our market, industry consolidation and new market entrants; consumer reaction to new products or changes in products; harm to our brand or reputation due to real or perceived quality or health issues with our products; and failure to develop and maintain our brand.
•Risks Related to Our International Operations, such as, business, regulatory, political, financial and economic risks of doing business in Canada and Europe, or our success in entering new markets or suspending operations in existing markets; foreign exchange rate fluctuations; trade policies, treaties, government regulations and tariffs, and potential violations of the FCPA and other anti-corruption laws.
•Risks Related to Our Investments, such as, our international manufacturing operations and our ownership of real property.
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
•Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital, such as, the impact of workforce reductions or other cost-reduction initiatives on our space demands; our ability to negotiate further changes to our lease arrangements; failure to meet our significant lease obligations; risks related to our significant indebtedness and liabilities, including our ability to comply with the covenants governing our Notes and the Loan and Security Agreement and the impact of these covenants on our ability to engage in certain transactions, including raising additional capital; the risk of further shareholder dilution resulting from the equitization of our debt or exercise of Warrants; inability to further bolster or restructure our balance sheet; inability to access restricted cash; sufficiency of our cash and cash equivalents to meet our liquidity needs; and failure to obtain additional financing or access capital markets to achieve our goals.
•Risks Related to the Environment, Climate and Weather, such as, a major natural disaster or severe weather event in areas where our internal or co-manufacturing facilities are located; and negative effects from climate changes.
•Risks Related to Being a Public Company, such as, our ability to remediate the existing material weaknesses in our internal control over financial reporting and to maintain effective internal controls and disclosure controls and procedures; the risk that material weaknesses have resulted, and may in the future result, in errors in our previously issued financial statements; limitations in our internal control system that may not prevent or detect all errors or acts of fraud; and increased costs associated with complying with the requirements applicable to public companies.
•Risks Related to Regulatory and Legal Compliance Matters, Litigation and Legal Proceedings, such as, FDA compliance; legal claims, government investigations and other regulatory enforcement actions; compliance with international regulations; changes in existing laws or regulations or the adoption of new laws or regulations, including income tax laws; failure by us, our suppliers or our co-manufacturers to comply with food safety, environmental or other laws or with our specifications for our products; and ongoing litigation or legal proceedings, including the pending trademark infringement matter.
•General Risk Factors, such as, high volatility in our share price; reduction in our share price due to a substantial number of sales or issuances or other dilutive events; adverse or misleading opinions by securities or industry analysts regarding our business; no history of paying dividends or plans to pay dividends to our stockholders; provisions included in our charter documents to delay or prevent a change in control of our company; limitation of stockholders’ ability to obtain a favorable judicial forum for disputes due to the exclusive forum provision in our restated certificate of incorporation and forum selection provision in our amended and restated bylaws; and limitation of our ability to utilize our federal net operating loss and tax credit carryforwards.

Risk Factors
Risks Related to Our Business
Disruptions in the worldwide economy, including an economic recession, downturn, changes to trade policies, periods of rising or high inflation or economic uncertainty and volatility, have adversely affected and may continue to adversely affect our business, results of operations and financial condition.
The global economy can be negatively impacted by a variety of factors such as the spread or fear of spread of contagious diseases (such as pandemics, epidemics or other public health crises) in locations where our products are sold, man-made or natural disasters, severe weather, actual or threatened hostilities or war, terrorist activity, political unrest or uncertainties, civil strife and other geopolitical uncertainty. Such adverse and uncertain economic conditions may impact distributor, retailer, foodservice and consumer demand for our products. For example, in connection with the war in Ukraine, governments in the U.S., U.K. and the EU have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. The uncertainty resulting from the military conflicts in Europe and the Middle East have given rise and may continue to give rise to increases in costs of goods and services, scarcity of certain ingredients, increased trade barriers or restrictions on global trade and may increase volatility in financial and capital markets, which may make it more difficult for us to raise additional capital. Further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which could adversely affect our business and/or our supply chain, our international subsidiaries, business partners or customers in the broader region, including potential destabilizing effects that such conflicts may pose for the European continent, the Middle East or the global oil and natural gas markets. In addition, our ability to manage normal commercial relationships with our suppliers, co-manufacturers, distributors, retailers, foodservice customers, consumers and creditors may suffer. Political environments have created, and may in the future create, uncertainty with respect to, and could result in additional changes in, legislation, regulation, international relations and government policy, or could result in possible civil unrest or other disturbances.
For example, the uncertain tariff environment, marked by the United States’ imposition of tariffs on certain countries, including China, Canada and the EU, followed by the imposition of retaliatory tariffs on U.S. goods by certain countries, has introduced significant market volatility and raised concerns about potential economic impacts. The imposition or increase of tariffs or similar restrictions on goods imported into the United States may require us to raise our prices or increase inventory levels, or find new sources of supply for products that we import. There is no assurance that we would be able to pass on any cost increases, in full or at all, to our customers, and/or we could lose customers in countries such as Canada due to anti-American sentiment, any of which could materially affect our revenue, gross margin and results of operations.
Any trade wars, through the implementation of tariffs or otherwise, or a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies may adversely affect our business, including by impacting (a) our supply chain for our operations as well as third parties with whom we do business, (b) negatively affecting the prices of and demand for the Company’s products and (c) the macroeconomic markets at large. For example, we source the majority of our pea protein volume and manufacture some of our products in Canada and such ingredients and products may be subject to tariffs upon import into the U.S., which may negatively impact prices and demand for our products. In addition, prices and demand for our products manufactured in the U.S. may also be negatively affected by trade wars.
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
We have a history of losses and negative cash flows from operating activities, and we may be unable to achieve or sustain profitability.
We have experienced net losses in almost every period since our inception. Although we recorded net income of $219.0 million in 2025, primarily driven by the gain on debt restructuring, net of exchange fees, of $548.7 million resulting from the Exchange Offer, we incurred loss from operations of $333.6 million in 2025 (compared to loss from operations of $156.1 million and $341.9 million, in 2024 and 2023,respectively) and net losses of $160.3 million and $338.1 million in 2024 and 2023, respectively. In 2025, 2024 and 2023, we incurred negative cash flows from operating activities of $144.9 million, $98.8 million and $107.8 million, respectively. Over time our operating expenses (as well as capital expenditures) may continue to increase as we innovate and commercialize products; build our brand, seek to expand our distribution and marketing channels and drive consumer adoption of our products; optimize our production capacity through our own internal production facilities, domestically and abroad; support our strategic and other QSR customer relationships; continue building out and optimizing our facilities, including the timing and success of surrendering, subleasing, assigning or otherwise transferring, developing or repurposing the remaining used and excess leased space or negotiating additional partial lease terminations at our Campus Headquarters on terms advantageous to us or at all; invest in our efforts to increase our customer base, supplier network and co-manufacturing partners; scale production across distribution channels; pursue geographic expansion or expand our operations in existing geographies in which we do business; and enhance our technology and production capabilities. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues and margins sufficiently to offset the resulting higher expenses, particularly in light of some of the other challenges we face, for example ongoing and persistent declines in demand in the plant-based meat category and for our products, and broad macroeconomic headwinds. We incur significant expenses in developing our innovative products, building out our facilities, securing an adequate supply of raw materials, obtaining and storing ingredients and other products, and marketing the products we offer. The development of new products may require significant expenditure before we generate substantial revenue from such products, and there is no guarantee that new products that we develop will be successful. In addition, many of our expenses, including some of the costs associated with our existing and any future manufacturing facilities, are fixed. Accordingly, we may not be able to successfully implement our long-term growth strategy or achieve or sustain profitability or positive cash flows, and we may incur significant losses for the foreseeable future.
Weakness in the plant-based meat category, combined with our volume losses, has had a negative impact on our sales and profits.
Our operating environment continues to be negatively affected by several challenges, including, but not limited to, ongoing and persistent declines in demand in the plant-based meat category and for our products, particularly in the refrigerated subsegment, among others, adverse changes in consumer tastes and perceptions about plant-based meat, broad macroeconomic headwinds including inflation, high interest rates, waning consumer confidence and potential recessionary concerns in certain geographic regions, adverse changes in consumers’ perceptions about the health attributes of our products, increased competitive activity in the plant-based meat category, global events such as the ongoing war between Russia and Ukraine and the escalating armed conflict in the Middle East involving the United States, Israel and Iran, and their impacts on the surrounding areas and global economy, current and proposed future tariffs, as well as their potential impact on availability of raw materials and/or distribution of our products, and increased uncertainty surrounding international trade policy and regulations, including through the implementation of retaliatory tariffs or related counter-measures and the negative effects of anti-American sentiment.
Partly as a result of this declining demand, we have experienced volume losses and declines from historical levels, which has negatively impacted our sales and profitability. We expect that demand-related challenges will continue to have a negative impact on our sales and profitability and, as a result, our results of operations and financial condition, in the future, particularly if we are not able to continue reducing our costs quickly and significantly enough to offset the lost volume and attain and maintain a profitable customer and product sales mix. A continued decrease in consumer demand for plant-based meat, or a further prolonged decrease, would likely have a material adverse effect on our profits, business, financial condition and results of operations.
Potential disruptions at the FDA, the SEC and other government agencies and regulatory authorities caused by funding shortages or a government shutdown could adversely impact our business and operating results.
Over the last several years, including the U.S. federal government shutdown that began on October 1, 2025 and ended on November 12, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough employees and suspend or delay various agency activities. There can be no assurance that such shutdowns will not occur in the future or as to the duration or ultimate effects of any shutdown or the possibility of additional funding lapses in the future.
A prolonged or recurring shutdown of the U.S. federal government could also disrupt global supply chains and adversely affect our operations and ability to raise capital. Government shutdowns may result in delays in customs processing, regulatory approvals and transportation logistics. These disruptions can lead to increased lead times, higher costs, and reduced availability of ingredients and components sourced internationally.
Our strategic initiatives to optimize our operations and product portfolio and improve our cost structure could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions, including achieving and/or sustaining our profitability, cash flow and financial performance objectives.
As demand for plant-based meat products has continued to decline persistently in some of our principal markets over the past three years, we have taken steps and plan to embark on new initiatives to optimize our operations and product portfolio and improve our cost structure, with the objective of building capabilities for long-term growth and profitability. These initiatives have included the restructuring of our debt, discussed elsewhere in this report, to extend its average maturity and bolster our cash position, as well as optimizing the ingredients of our products and adding new distribution channels and new or improved products to our portfolio, including adjacent plant-based products that are not limited to plant-based meat. For example, we introduced Beyond Immerse, a plant-based protein drink, in January 2026 through our direct-to-consumer Beyond Test Kitchen channel. The success of these initiatives is not guaranteed and subject to risks, some of which are outside of control, including unexpected costs or delays in implementing our initiatives, the actions taken by our competitors in response to our initiatives, evolving consumer preferences, consumer perceptions of our brand in response to our initiatives, including to strategic decisions that result in changes to our product portfolio, including the potential discontinuation of certain product lines, the ability to expand relationships with our existing customers or acquire new customers to carry these products in their stores. These initiatives may also result in unintended consequences, such as business disruptions, unanticipated write-down or write-off of excess or obsolete inventories or impairment of our long-lived assets, distraction of management and employees, reduced employee morale or productivity, higher than expected employee attrition, and negative publicity, among others. If we are unsuccessful in realizing the benefits of these initiatives, our results of operations and profitability may be materially and adversely impacted.

In 2023, we initiated our Global Operations Review, which involves narrowing our commercial focus to certain anticipated growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. These efforts have to date included or resulted in, and may in the future include or result in, the exit or discontinuation of select product lines; changes to our pricing architecture within certain channels; cash-accretive inventory reduction initiatives; non-cash charges such as provision for excess and obsolete inventory and potential additional impairment charges, write-offs, disposals and accelerated depreciation of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; workforce reductions; and the cessation of our operational activities in China in 2025.
Our Global Operations Review, cost structure improvement measures, cost-reduction initiatives, workforce reductions, cessation of our operational activities in China, and the timing and success of reducing operating expenses and achieving and/or sustaining our profitability, cash flow and financial performance objectives are subject to many risks and uncertainties. For example, the charges associated with our recent reductions-in-force may be greater than anticipated, and we may be unable to realize the contemplated benefits or targets of any of the foregoing. Additionally, our ability to make progress toward continuing to reduce our operating expenses and achieving and/or sustaining our profitability, cash flow and financial performance objectives is dependent on a number of assumptions and uncertainties, including, without limitation, demand in the plant-based meat category and for our products, which has continued to decline persistently; our ability to both raise capital and reduce costs and achieve and/or sustain positive gross margin; our ability to generate revenues and gross profit and meet operating expense reduction targets, which may be subject to factors beyond our control; timing of capital expenditures; and our ability to monetize inventory and manage working capital. The other risks described in this report may also hinder our ability to implement our strategic initiatives. As a result, we cannot guarantee that we will achieve and/or sustain our profitability, cash flow and financial performance objectives in the future, whether on our expected timelines, or at all.
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
As we continue to identify areas of cost savings and operating efficiencies, we may consider implementing further measures to help streamline operations and improve cost efficiencies, which could result in the contraction of our business and the continued implementation of significant cost cutting measures such as further downsizing and exiting certain operations, including product lines, domestically and/or abroad. Any resource realignment, or decision to limit investment in or dispose of or otherwise exit or discontinue product lines or businesses, may result in loss of significant revenues and investments and/or the recording of charges, such as write-offs, further workforce reduction or restructuring costs, charges relating to consolidation of excess facilities or capacity underutilization, exit of co-manufacturing or other arrangements including risk of commercial disputes and other termination and exit costs, lease exit or other related costs, contract termination charges, or claims from third parties. Underutilization or cessation of our manufacturing facilities could adversely affect our gross margin and other operating results and we may be required to terminate or make penalty payments under certain supply chain arrangements, close or idle facilities, write-down our long-lived assets, or shorten the useful lives and accelerate depreciation of our assets, which would increase our expenses. In addition, our strategic initiatives may not be adequate to support the long-term operations of our business, particularly under adverse circumstances. Furthermore, we may not be successful in implementing these initiatives or realizing our anticipated savings and efficiencies, including as a result of factors beyond our control.
For example, in May 2025, we entered into the Second Amendment to our Campus Lease (the “Second Amendment”), which provided for, among other things, the surrender of approximately 61,556 rentable square feet of the existing premises (the “Surrendered Premises”), continued leasing of approximately 220,519 rentable square feet of the existing premises under the Campus Lease, including parking, payment of a one-time termination fee of $1.0 million, transfer of ownership to certain equipment, construction of modifications to the Surrendered Premises, payment of rent for the Surrendered Premises until at latest December 14, 2025, payment of the difference in base rent and parking charges payable by a new tenant and payment of customary brokers’ fees. In July 2025, we entered into a Sublease Agreement (the “Varda Sublease”) with Varda Space Industries, Inc., which provided for the sublease of approximately 54,749 rentable square feet of our retained premises subject to the Campus Lease. We may not be able to build out or occupy the rest of the Campus Headquarters and are considering consolidating our usage of the space and further surrendering, subleasing, assigning or otherwise transferring some or all of the remaining unoccupied space, or negotiating additional partial lease terminations and/or subleases or other dispositions but may be unable to enter into or negotiate such an agreement or transaction, which could have an adverse effect on our operating and financial results. An agreement to partially terminate, sublease, assign or otherwise transfer the unoccupied part of the Campus Headquarters would be subject to certain risks and uncertainties. For example, the agreement may not be completed on terms advantageous to us because the rental rate we receive under the agreement may not fully cover the rental rate we pay under the Campus Lease for the same space or our subtenants may fail to make lease payments, which may result in impairment charges for right-of-use assets and prepaid lease costs and could have a negative impact on our financial condition and results of operations. In addition, a partial termination of the lease could result in a penalty payment to exit the lease and non-cash write-off of prepaid lease costs, the amounts of which could be material and which could have a negative impact on our financial condition and results of operations.
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
If we do not have sufficient capacity to meet our customers’ demands and to satisfy increased demand, or are not able to streamline and optimize manufacturing capacity for specific products, we will need to expand our operations, supply and manufacturing capabilities. However, there is risk in our ability to effectively scale production processes, optimize manufacturing capacity for specific products and effectively manage our supply chain requirements. We must accurately forecast demand for each of our products and inventory needs in order to ensure we have adequate available manufacturing capacity for each such product and to ensure we are effectively managing our inventory. We must also respond to changing trends in demand by improving our existing products or developing new products, which may require additional investments in our production facilities or procuring the services of new contract manufacturers. Our forecasts are based on multiple assumptions which may cause our estimates to be inaccurate and affect our ability to obtain adequate manufacturing capacity (whether our own manufacturing capacity or co-manufacturing capacity), adequate inventory supply in order to meet the demand for our products or predict the effect of strategic decisions that may result in changes to our product portfolio, including the potential discontinuation of certain product lines, which could prevent us from meeting increased or changing customer or consumer demand and harm our brand and our business and in some cases may result in fines or indemnification obligations we must pay customers or distributors if we are unable to fulfill orders placed by them in a timely manner or at all.
Consumer demand for plant-based meat products has continued to decline in the U.S. and has softened in certain international markets. For example, in 2025 and 2024, our U.S. market and channels were negatively impacted by ongoing and persistent declines in demand in the plant-based meat category and for our products. If consumer demand for plant-based meats continues to decrease, or if any such decrease is further prolonged, and if we are not able to respond adequately to consumer preferences, including by extending our product portfolio to new products that consumers prefer, demand for our products by our customers may also continue to further decrease. Weakness in the plant-based meat category has had a material adverse effect on our business, financial condition and results of operations, and continued or worsening weakness would likely have a similar or greater effect, which would in turn make it difficult to accurately predict and forecast demand.
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
If we overestimate our demand and overbuild our capacity or inventory, as we have done in certain periods in the past, we may have significantly underutilized assets. Underutilization of our manufacturing and/or co-manufacturing facilities can adversely affect our gross margin and other operating results. If demand for our products continues to experience a prolonged decrease, we may be required to terminate or make penalty payments under certain supply chain arrangements, close or idle facilities, write-down our long-lived assets, write-down or write-off excess or obsolete inventories, or shorten the useful lives and accelerate depreciation of our assets, which would increase our expenses. For example, in 2023 and 2022, lower than anticipated revenues negatively impacted our capacity utilization, which resulted in the Company incurring underutilization fees and termination fees that were required in order to exit certain supply chain arrangements.
If demand continues to decline or does not materialize at the rate forecasted, we may not be able to scale back our manufacturing expenses or overhead costs quickly enough to correspond to the lower than expected demand. This could result in lower margins and adversely impact our business and results of operations. Additionally, if product demand continues to decrease or stays flat or we fail to forecast demand accurately, our results may be adversely impacted due to higher costs resulting from lower manufacturing utilization, causing higher cost of goods sold per pound. Further we may be required to recognize excess or obsolete inventory write-off charges, or excess capacity charges. We routinely monitor and recognize excess or obsolete inventory write-off charges when appropriate, which has negatively impacted our results of operations. For example, in the fourth quarter of 2025, we recorded an incremental provision for excess and obsolete inventory in the amount of $2.4 million as a result of SKU rationalization and the decision to discontinue certain product lines.
If we are unable to sell our inventory in a timely manner, it could become obsolete, which could require us to write-down or write-off excess or obsolete inventory, which could harm our operating results.
There is a risk that we may be unable to sell our inventory in a timely manner to avoid it becoming obsolete. If we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, for example, as a result of strategic decisions that result in changes to our product portfolio, including the potential discontinuation of certain product lines, we would be required to increase our inventory provision or write-down or write-off excess or obsolete inventory and our operating results could be substantially harmed. Alternatively, we may be required to mark down certain products to sell any excess inventory or to sell such inventory through liquidation channels at significantly lower prices, which would negatively impact our business and operating results. For example, in the fourth quarter of 2025, we recorded an incremental provision for excess and obsolete inventory in the amount of $2.4 million as a result of SKU rationalization and the decision to discontinue certain product lines.
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

Any further impairment in the value of our tangible and intangible assets could have a material adverse effect on our business, financial position and operating results.
Our total assets reflect substantial tangible and intangible assets, including property, plant and equipment, right-of-use lease assets and prepaid lease costs, non-current. We perform an asset impairment analysis on an annual basis or whenever events or changes in circumstances indicate that a long-lived asset group may not be recoverable. In the three months ended September 27, 2025, the following triggering events indicated that the carrying amount of the Company’s long-lived assets may not be fully recoverable: (1) lower than expected performance in the three months ended September 27, 2025; (2) a sustained decline in the Company’s stock price, resulting in a decrease in market capitalization; and (3) our determination in the third quarter of 2025 that the ongoing softness in the plant-based meat category is likely to persist longer than previously anticipated. As a result of this assessment, the Company recorded an impairment loss of $51.3 million (as corrected; see Part II, Item 9B, Other Information, included elsewhere in this report) related to its long-lived assets in the third quarter of 2025, including (a) $35.8 million for Property, plant and equipment, net, (b) $0.9 million for Operating lease right-of-use assets, and (c) $14.6 million for Prepaid lease costs, non-current. The impairment loss is included in Loss from impairment of long-lived assets in the Company’s consolidated statement of operations for the year ended December 31, 2025. During the fourth quarter of 2025, we completed our annual assessment of our long-lived assets and determined that there were no additional indicators of impairment to the remaining carrying amounts of our long-lived assets. See Note 2, Summary of Significant Accounting Policies—Impairment of Long-Lived Assets, and Note 8, Impairment of Long-Lived Assets, to the Notes to Consolidated Financial Statements included elsewhere in this report for additional information.
Failure to achieve forecasted operating results, due to weakness in the economic environment, demand for our products or other factors, changes in market conditions and declines in our publicly quoted stock price and market capitalization, failure to sublease, assign or otherwise transfer any excess space or negotiate additional partial lease terminations and/or subleases or other dispositions of our Campus Headquarters or other facilities on terms advantageous to us or at all, and the cessation of our operational activities in China in 2025, among other things, could result in further impairment of the Company’s long-lived assets, which could be material and may adversely affect our business, financial position and operating results.
Our ability to accurately forecast our future results of operations is subject to many risks and uncertainties and our operating and financial results could differ materially from our expectations.
Our ability to accurately forecast our future results of operations is limited by and dependent on a number of risks and uncertainties, including those described in this report. Our revenue growth has declined and could continue to decline or slow for a number of reasons, including but not limited to ongoing, further weakened demand in the plant-based meat category and for our products, broad macroeconomic headwinds, including inflation, high interest rates, waning consumer confidence and potential recessionary concerns in certain geographic regions, adverse changes in consumers’ perceptions about the health attributes of our products, increased competitive activity in the plant-based meat category, and global events such as the ongoing war between Russia and Ukraine, the escalating armed conflict in the Middle East involving the United States, Israel and Iran, and their impacts on the surrounding areas and global economy, and tariff-related trade wars. For example, net revenues decreased to $275.5 million in 2025 from $326.5 million in 2024 and $343.4 million in 2023. If we are unable to execute our cost-reduction initiatives, we may not be able to compete effectively and demand for our products may continue to slow, either of which could continue to adversely affect our revenues and margins. If our assumptions regarding these risks and uncertainties and our future revenue generation are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.
From time to time, we may release earnings guidance, financial goals or other forward-looking statements in our earnings releases, earnings conference calls, SEC filings (including this report) or otherwise regarding our future performance that represent our management’s estimates as of the date of the release. Some or all of the assumptions of any future guidance or financial goals that we furnish may not materialize or may vary significantly from actual future results. For example, our ability to make progress toward reducing operating expenses and achieving and/or sustaining our profitability, cash flow and financial performance objectives is dependent on a number of assumptions and uncertainties, including, without limitation, demand in the plant-based meat category and for our products, which has continued to decline; our ability to both raise capital and reduce costs and achieve and/or sustain positive gross margin; our ability to grow revenues and meet operating expense reduction targets, which may be subject to factors beyond our control; the timing of capital expenditures; and our ability to monetize inventory and manage working capital. The other risks described in this report may also cause our actual future results to differ.
We estimate market opportunity and forecast market growth that may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Our estimates of market opportunity and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. The factors that go into the calculation of our market opportunity are subject to change over time and may be variable or inaccurate and may be affected by increasing competition from our market competitors, consolidation in the plant-based food industry or vertical consolidation of diversified food businesses with existing plant-based food businesses, and new market entrants, which may include companies with substantially greater financial resources than us. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our products and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecast, our business could fail to grow at the rate we anticipate, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
Because we rely on a limited number of third party suppliers, we may not be able to obtain raw materials on a timely basis or in sufficient quantities at competitive prices to produce our products or meet the demand for our products.
We rely on a limited number of vendors, a portion of whom are located internationally, to supply us with raw materials. In some instances, we purchase raw materials from a limited number of sources and may be at an increased risk for supply disruptions. Our financial performance depends in large part on our ability to arrange for the purchase of raw materials in sufficient quantities at competitive prices. We are not assured of continued supply or pricing of raw materials. For example, we currently do not have long-term supply agreements for pea protein or avocado oil. Although we believe we will able to secure supplies of the required raw materials from our existing or new suppliers, any of our suppliers could discontinue or seek to alter their relationship with us. Our suppliers could also go out of business, cease to do business with us or change the terms, including quantities and prices, on which they supply raw materials, including pea protein, avocado oil and ingredients for our flavors, to us. We currently do not have long-term supply agreements with our suppliers of ingredients such as pea protein, avocado oil or the ingredients we use to make flavors for our products. We have developed our product flavors in collaboration with our supply partners exclusively for us, or in collaboration with our foodservice partners, and if we are unable to maintain our existing sources of ingredients for our product flavors, we may not be able to find suitable alternatives that meet our specifications in a timely manner, on terms that are suitable to us, or at all. We have in the past experienced interruptions in the supply of pea protein from one supplier that resulted in delays in delivery to us. We could experience similar delays in the future from any of our suppliers. Any disruption in the supply of pea protein or other raw materials, such as avocado oil, may have a material adverse effect on our business if we do not have sufficient stocks on hand or if we cannot replace these suppliers in a timely manner, on commercially reasonable terms, or at all.
In addition, our pea protein suppliers manufacture their products at a limited number of facilities. A natural disaster, severe weather, fire, power interruption, work stoppage or other calamity affecting any of these facilities, or any interruption in their operations, could negatively impact our ability to obtain required quantities of pea protein in a timely manner, at reasonable prices or at all, which could materially reduce our product sales and net revenues, and have a material adverse effect on our business and financial condition.
The markets for some of the ingredients we use, such as avocado oil, may be particularly volatile due to factors such as limited supply sources, crop yield, seasonal shifts, climate conditions, industry demand, including as a result of food safety concerns, product recalls and government regulations.

Events that adversely affect our suppliers of pea protein and other raw materials, such as avocado oil and ingredients for our flavors, could impair our ability to obtain raw material inventory in the quantities at competitive prices that we desire. Such events include problems with our suppliers’ businesses, finances, labor relations and/or shortages, strikes or other labor unrest, ability to import raw materials, product quality issues, costs, production, insurance and reputation, as well as local economic and political conditions, restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and trade protection measures, including export/import duties and quotas and customs duties and tariffs, adverse fluctuations in foreign currency exchange rates, changes in legal or regulatory requirements, border closures, disease outbreaks or pandemics, acts of war, terrorism, natural disasters, fires, earthquakes, flooding, severe weather, agricultural diseases or other catastrophic occurrences. For example, the majority of our pea protein volume is sourced from Canada. In February 2025, the United States announced additional tariffs on imports from Canada. Any imposition or increase in tariffs on Canadian imports into the United States could potentially lead to increased costs and potential supply chain disruptions for this ingredient. We continuously seek alternative sources of protein to use in our products, but we may not be successful in diversifying the raw materials we use in our products.
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
Our ability to make, move and sell products in coordination with our suppliers, co-manufacturers and distributors is critical to our success. Damage or disruption to our collective supply, manufacturing or distribution capabilities resulting from severe weather, fires or evacuations related thereto, natural disasters, including climate-related events, pandemics or other outbreaks of contagious diseases, agricultural diseases, cyber incidents, security breaches, system failures, the implementation of new technologies (including artificial intelligence), terrorism, governmental restrictions or mandates, political instability, trade restrictions, import restrictions, border closures, freight carrier availability, labor shortages, strikes or other labor unrest, the financial or operational instability of key suppliers and carriers, disruptions, repairs or enhancements at facilities manufacturing or delivering our products or other reasons have, in the past, impaired and could, in the future, impair our ability to source inputs or manufacture, sell or timely deliver our products. To the extent we are unable to mitigate the likelihood or potential impact of such events, there could be a material adverse effect on our operating and financial results.
Additionally, there are increasing expectations in various jurisdictions that companies monitor the environmental and social performance of their suppliers, including compliance with a variety of labor practices, as well as considerations of a wider range of potential environmental and social matters, including the end of life considerations for products. Compliance can be costly, require us to establish or augment programs to diligence or monitor our suppliers, or, in the case of legislation such as the Uyghur Forced Labor Prevention Act, to design supply chains to avoid certain suppliers or regions altogether. Failure to comply with such regulations can result in fines, reputational damage, import ineligibility for certain products or raw materials, or otherwise adversely impact our business.

Inflationary price pressures of raw materials, labor, transportation, fuel or other inputs used by us and our suppliers, including the effects of high interest rates, has negatively impacted, and could continue to negatively impact, our business and results of operations.
Our operating environment has been impacted by inflation and high interest rates. Increases in the price of raw materials, labor, wages, energy or other inputs that we or our suppliers use in manufacturing and supplying products, along with logistics, transportation, shipping, fuel and other related costs, has led to higher production and shipping costs for our products. Increases in the cost of inputs to our production has led to higher costs for our products in our foodservice and retail channels and has negatively impacted and may continue to negatively impact our operating results and future profitability. General inflation, including rising energy prices, interest rates and wages, currency volatility and monetary, fiscal and policy interventions by national or regional governments in reaction to such events could continue to have negative impacts on our business by increasing our operating costs and our borrowing costs as well as decreasing the capital available for our customers to purchase our products. Increased borrowing costs faced by our customers could result in decreased demand for our products. The impact of inflation could also continue to reduce consumer confidence and decrease consumer discretionary spending, including spending to purchase our products, and negatively affect trends in consumer purchasing patterns due to changes in consumers’ disposable income, credit availability and debt levels. The impact of inflation and the plant-based meat sector’s premium pricing relative to animal protein have caused and could continue to cause consumers to trade down into cheaper forms of protein, including animal meat, beans and other non-animal meat protein sources.
Our future business, results of operations and financial condition may be adversely affected by reduced or limited availability of plant-based protein or avocado oil that meets our standards.
Our ability to ensure a continuing supply of ingredients at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow certain crops such as European and North American yellow peas, other plant-based proteins and avocados, the vagaries of these farming businesses (including poor harvests impacting the quality of the peas grown), changes in national and world economic conditions, including as a result of the outbreak or escalation of hostilities or war, tariffs and our ability to forecast our ingredient requirements. The high-quality ingredients used in many of our products are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilence. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply of, or increase the price of, quality ingredients. In addition, we purchase some ingredients and other materials offshore, and the price and availability of such ingredients and materials may be affected by political events or other conditions in these countries or tariffs, trade wars or the outbreak or escalation of hostilities or war. We also compete with other food producers in the procurement of ingredients, and this competition may increase in the future if consumer demand for plant-based meat products increases. If supplies of quality ingredients are reduced or there is greater demand for such ingredients from us and others, we may not be able to obtain sufficient supply that meets our strict quality standards on favorable terms, or at all, which could impact our ability to supply products and may adversely affect our business, results of operations and financial condition.
We rely on a limited number of distributors, and if we experience the loss of one or more distributors and cannot replace them in a timely manner or successfully expand our distribution footprint to new channels, our results of operations may be adversely affected.
Many retailers and foodservice providers purchase our products through distributors who purchase, store, sell, and deliver our products to retailers and foodservice providers. In 2025, 2024 and 2023, DOT accounted for approximately 13%, 12% and 12%, respectively, of our gross revenues. Since these distributors act as intermediaries between us and the retailers and foodservice providers, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with them that ensure future sales of our products. If we lose one or more of our distributors and cannot replace the distributor in a timely manner or at all, our business, results of operation and financial condition may be materially adversely affected.

If we fail to cost-effectively acquire new customers or retain our existing customers, or if we fail to derive revenue from our existing customers consistent with our historical performance, our business could be materially adversely affected.
Our success, and our ability to increase revenues and operate profitably, depends in part on our ability to cost-effectively acquire new customers, to retain existing customers, and to keep existing customers engaged so that they continue to purchase products from us. We intend to continue efforts to expand our number of retail and foodservice customers, both in the United States and internationally, as part of our long-term growth strategy. This may require us to provide marketing and other financial incentives to our customers to assist in the promotion of our products. Such additional incentives could have a negative impact on gross margin and may not necessarily result in increased sales. In addition, foodservice customers will often initially add certain of our product offerings to their menus at limited locations and/or on a limited test basis, after which time these customers may choose to no longer offer our products or may ultimately scale back subsequent expansions. If we fail to attract and retain new customers, or retain our existing customers—some of whom we do not have written contracts with—our business, financial condition and results of operations could be materially adversely affected. In addition, timing of retail shelf resets are not within our control, and to the extent retail customers change the timing of such events, reduce our in-store displays, are out of stock of our products or are not able to restock our products effectively, sales of our products may be impaired and negatively impact our revenues.
Further, if customers do not perceive our product offerings to be of sufficient value and quality, or if we fail to offer new and relevant product offerings at a competitive price, we may not be able to attract or retain customers or engage existing customers so that they continue to purchase products from us. We may lose customers to our competitors if they offer superior products to ours or competing products for which there is greater consumer demand, if we are unable to compete on the basis of value and taste, if we are unable to meet customers’ orders in a timely manner, or if we are unable to identify and execute cost-reduction initiatives intended to achieve more competitive pricing over time. The loss of any large customer or the reduction of purchasing levels or the cancellation of business from such customers could have a material adverse impact on our business.
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
Furthermore, as retailers consolidate, they may reduce the number of branded products they offer in order to accommodate private label products and generate more competitive terms from branded suppliers competing for limited retailer shelf space. A retailer may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products, pricing and promotions, shelf reset timing and activity, reduced in-store displays, timing of product restocking or the perceived quality of our products. Despite operating in different channels, our retailers sometimes compete for the same consumers as our foodservice channel. Because of actual or perceived conflicts resulting from this competition, retailers may take actions that negatively affect us.
Loss of one or more of our co-manufacturers or our failure to timely identify and establish relationships with new co-manufacturers could harm our business and impede our growth.
A portion of our revenue is derived from products manufactured at manufacturing facilities owned and operated by our co-manufacturers, a portion of which are located internationally. Any of the co-manufacturers with whom we do not have a written contract could seek to alter or terminate its relationship with us at any time, leaving us with periods during which we have limited or no ability to manufacture our products. If we need to add or replace a co-

manufacturer, there can be no assurance that capacity will be available when required on acceptable terms, or at all.
If any of our co-manufacturers fail to comply with food safety, environmental, health and safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted and our business and reputation could be harmed. An interruption in, or the loss of operations at, one or more of our co-manufacturing facilities, which may be caused by work stoppages, labor shortages, strikes or other labor unrest, production disruptions, product quality or safety issues, local economic and political conditions, restrictive governmental actions, border closures, disease outbreaks or pandemics, the outbreak or escalation of hostilities, acts of war, terrorism, fire, earthquakes, severe weather, flooding or other natural disasters at one or more of these facilities, could delay, postpone or reduce production of some of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as such interruption is resolved or an alternate source of production is secured.
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
We have internal manufacturing facilities in the United States and the Netherlands to produce our woven proteins and our finished goods. A natural disaster, severe weather, fire, power interruption, work stoppage, labor shortages, strikes or other labor unrest, border closures, restrictive governmental actions, outbreaks of pandemics or contagious diseases or other calamity at any of these facilities would significantly disrupt our ability to deliver our products and operate our business. If any material amount of our machinery or inventory were damaged, we would be unable to meet our contractual obligations or fulfil customer orders and we cannot predict when, if at all, we could replace or repair such machinery, which could materially adversely affect our business, financial condition and operating results.
Our business could be adversely affected by a workplace accident or safety incident.
Our manufacturing processes and related activities could expose us to significant personal injury claims that could subject us to substantial liability. Specifically, our inability to anticipate or preempt potential workplace hazards, create safe working environments or timely adapt to changing requirements around maintaining a safe workplace could result in employee illness, accidents or other safety incidents. A failure to properly train our employees regarding, or respond appropriately and in a timely manner to, any such illness, accident or safety incident could have a material adverse effect on our business, financial condition, results of operation and reputation. While we maintain liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate to cover fully all claims and may be subject to self-insured retentions, and we may be forced to bear substantial losses from an accident or safety incident resulting from our manufacturing activities.
The operation, management and optimization of our production facilities may require more resources than we expect and may not meet our expectations at a reasonable cost, or at all. Moreover, we face competition for employees and may be unable to hire and retain employees at these facilities.
Opening, maintaining, operating and optimizing our manufacturing facilities has required, and will continue to require, additional capital expenditures and the efforts and attention of our management and other personnel, which has and will continue to divert resources from our existing business or operations. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues and margins sufficiently to offset the anticipated higher expenses. Additionally, our inability to hire and retain skilled employees at these facilities will severely hamper our product development and manufacturing efforts.
As we continue our efforts to optimize our facilities, we may be required to upgrade, enhance or add to our production capabilities and equipment, our production operations may become increasingly costly, complex and challenging, which could adversely affect our efforts to reduce operating costs. Our efforts to implement changes in production equipment or processes may not be fulfilled according to plan, which may require us to expend more than budgeted. Additionally, our facilities and the manufacturing equipment we use to produce our products is costly to replace or repair and may require substantial lead-time to do so. For example, our estimate of throughput or our extrusion capacity may be impacted by disruption from extruder lead-in time, calibration, maintenance and unexpected delays. In addition, our ability to procure new extruders may face more lengthy lead times than is typical. We may also not be able to find suitable alternatives with co-manufacturers to replace the output from such equipment on a timely basis and at a reasonable cost. In the future, we may also experience plant shutdowns or periods of reduced production because of regulatory issues, equipment failure, delays in raw material deliveries, food safety incidents or other adverse events. Any such disruption or unanticipated event may cause significant interruptions or delays in our production operations and business and could result in the reduction or loss of inventory, which may render us unable to fulfill customer orders in a timely manner, or at all. As part of our cost-reduction initiatives and our goal of reducing operating expenses, we intend to leverage our existing production infrastructure to meet demand for our products. This may become increasingly challenging if demand for our products increases materially or if we expand our geographic footprint, and if any of our facilities or equipment are used more extensively than in the past or if maintenance of the facilities and equipment is not carried out appropriately for the expanded scope of such operations, we may experience production disruptions, which could further augment the foregoing risks. We have property and business disruption insurance in place for all of our internal manufacturing facilities; however, such insurance coverage may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
We may face difficulties as we expand our operations in other countries, including into those in which we have no prior operating experience.
We intend to continue to focus on expanding our geographic presence and enter into new markets as part of our long-term growth strategy. To the extent that such geographic expansion eventually requires the establishment of new manufacturing operations in the respective local regions, we could face various challenges. International operations involve a number of risks, including labor shortages, strikes or other labor unrest, border closures, restrictive governmental actions, foreign regulatory compliance, tariffs, taxes and exchange controls, economic downturns, inflation, foreign currency fluctuations, uncertainty in financial markets and banking systems, and political and social instability in the countries in which we operate. Expansion may involve expanding into countries other than those in which we currently operate. It may also involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. In addition, it may be difficult for us to understand and accurately predict taste preferences and purchasing habits of consumers in these new geographic markets. It is costly to establish, develop and maintain international operations and develop and promote our brands in international markets. As we seek to expand our business into other countries, we may encounter regulatory, legal, personnel, technological and other difficulties that increase our expenses and/or delay our ability to become profitable in such countries, which may have a material adverse effect on our business and brand.
Our revenue growth rate has fluctuated in recent periods and may continue to slow or decline in the future.
Since 2022, our revenue growth and revenues have slowed or declined, with periods of negative growth, and may continue to slow or decline further in future periods due to a number of potential factors, including without limitation, macroeconomic issues including inflation and high interest rates, recessionary concerns, and potential impacts on consumer and customer behavior, and demand levels, increasing competition, market saturation, slowing demand for our offerings, prolonged weakness in the plant-based meat category, increasing regulatory costs and challenges and failure to capitalize on growth opportunities.

Our revenues and earnings may fluctuate as a result of our promotional activities.
We routinely offer sales discounts and promotions through various programs to customers and consumers which may result in reduced margins. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. In addition, we have made changes in our pricing architecture including price increases of certain of our products in our U.S. retail and foodservice channels, and may in the future make changes, which may have a negative impact on our net revenues, gross profit, gross margin and profitability, impacting period-over-period results. We continue to face increasing competition across all channels, and expect that trend to continue, especially as additional plant-based meat product brands continue to enter the marketplace and the competitive landscape continues to evolve, including due to industry consolidation or realignment, and if consumers continue to trade down into cheaper forms of protein, including animal meat, beans and other non-animal protein sources. In response, we expect to continue to invest in promotional discounting to address the current consumer trend with more targeted key selling period activations that we expect will allow us to continue to build brand awareness and increase consumer trials of our products. Although these actions are intended to build brand awareness and increase consumer trials of our products, they have had and are likely to continue to have a negative impact on our net revenues, gross profit, gross margin and profitability, impacting period-over-period results.
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
We currently rely upon third party transportation providers for substantially all of our product shipments. Our utilization of delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, employee strikes, disease outbreaks or pandemics and inclement weather, which may impact the ability of providers to provide delivery services that adequately meet our or our customers’ shipping needs, if at all. We also engage in direct-to-consumer sales of certain plant-based products utilizing a third-party e-commerce fulfillment partner. Though our revenues generated through Beyond Test Kitchen orders are currently not material, shipping errors or delays in shipments sent directly to consumers could have an outsized adverse impact on our reputation and brand. We periodically change shipping companies, and we could face logistical difficulties that could adversely affect deliveries. In addition, we could incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those we receive from the third party transportation providers that we currently use, which in turn would increase our costs and thereby adversely affect our operating results.
We have undergone, and may continue to experience, changes to our executive leadership team and senior management, and if we are unable to integrate new members of our executive leadership team or senior management, or if we fail to retain members of our executive leadership team and senior management, our business and operations may be adversely affected.
Our success is substantially dependent on the continued service of certain members of our senior management, including Ethan Brown, our Founder, President and Chief Executive Officer. These executives have been primarily responsible for determining the strategic direction of our business and for executing our long-term growth strategy and are integral to our brand, culture and the reputation we enjoy with suppliers, co-manufacturers, distributors, customers and consumers. The loss of the services of any of these executives could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause the price of our common stock to decline. We do not currently carry key-person life insurance for our senior executives.
From time to time, there may be changes in our executive leadership team and senior management as a result of the hiring, departure or realignment of key personnel, and such changes may impact our business. Over the last few years, we have had several changes to our executive leadership team and senior management, including as a result of organizational changes based on cost-reduction initiatives. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure the timely and suitable replacement and a smooth transition could hinder our strategic planning, business execution and future performance. In particular, these or any future leadership transitions may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives and have the potential to disrupt our operations and relationships with employees, customers, suppliers and service providers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. If we are unable to successfully integrate new executive leadership team members and senior management, our operations may be adversely affected and we may not be able to achieve our operating objectives.
If we are unable to attract, train and retain employees or maintain our company culture, we may not be able to grow or successfully operate our business.
Our success depends in part upon our ability to attract, train and retain a sufficient number of employees who understand and appreciate our culture and can represent our brand effectively and establish credibility with our business partners, customers and consumers. We believe a critical component of our success has been our company culture and long-standing core values. We have invested substantial time and resources in building our team. If we are unable to hire and retain employees capable of meeting our business needs and expectations, or if we fail to preserve our company culture among employees dispersed in various geographic regions, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our employees or key personnel changes may adversely affect our business, results of operations and financial condition.
In 2023, we reduced our workforce by approximately 65 employees, representing approximately 19% of our global non-production workforce (or approximately 8% of our total global workforce). On February 24, 2025, our board of directors approved a plan to reduce our workforce in North America and the EU by approximately 44 employees, representing approximately 17% of our global non-production workforce (or approximately 6% of our total global workforce). In addition, as part of our Global Operations Review, on February 24, 2025, our board of directors approved a plan to suspend our operational activities in China, which ceased as of the end of 2025. As part of this plan, we reduced our workforce in China by approximately 20 employees, representing approximately 95% of our China workforce (or approximately 3% of our total global workforce). On August 6, 2025, management approved a plan to reduce our workforce in North America by approximately 40 employees, representing approximately 5% of our total global workforce. Any similar reductions in force or changes in employment conditions, compensation or workload resulting from our strategic initiatives discussed elsewhere in this report may adversely affect employee morale, our culture and our ability to attract and retain critical employees. They may also negatively impact our ability to pursue new initiatives due to insufficient resources and personnel. We may be unsuccessful in distributing duties and obligations of impacted employees among the remaining employees. We also may not realize the anticipated benefits and cost savings of any reductions in force and may suffer unintended consequences, such as the loss of institutional knowledge, higher than expected employee turnover and significant disruptions in our day-to-day operations. If we are unable to realize the expected operational efficiencies or cost savings from the reductions in force, or if we experience significant adverse consequences as a result, our business, financial conditions and results of operations may be adversely affected.
Some of our international employees are employed by professional employer organizations.
We contract with non-U.S. professional employer organizations (each a “PEO”) to perform human resources, payroll and employee benefits functions for certain employees outside the United States. Although we recruit and select our workers, each of these workers is also an employee of record of the relevant non-U.S. PEO. As a result, these workers are compensated through the relevant PEO, are governed by the work policies created by the relevant PEO and receive their annual wage statements and other payroll or labor related reports from the relevant PEO (e.g., T-4s for employees in Canada). This relationship permits management to focus on operations and profitability rather than payroll administration, but this relationship also exposes us to some risks. Among other risks, if any of the non-U.S. PEOs fail to adequately withhold or pay employer taxes or to comply with applicable laws, we may be held liable for such violations notwithstanding any indemnification provisions with the non-U.S.

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
We are subject to the Netherlands Works Council Act. If regular or statutory consultation processes with employee representatives such as the Netherlands Works Council fail or are delayed, our business, financial condition and results of operations could be materially harmed.
Our operations in the Netherlands are subject to the Netherlands Works Council Act and we must seek the advice or consent of the Netherlands Works Council prior to implementing a variety of decisions, including restructurings, acquisitions and divestitures. Although we believe that our relations with our employees, employee representatives and the Netherlands Works Council are generally sound, no assurance can be given that we will be able to complete the consultation processes in a timely and favorable way. The impact of future negotiations and consultation processes with employee representatives could have a material impact on our business, financial condition and results of operations. For example, if the Netherlands Works Council renders contrary advice in connection with a matter requiring consultation, but we nonetheless determine to proceed, we must temporarily suspend any action while the Netherlands Works Council determines whether to appeal to the Enterprise Chamber of the Amsterdam Court of Appeal. This appeal process can cause delays and may require us to address any procedural inadequacies identified by the Court in the way we reached our decision and therefore may result in an altered decision by the Company.
An interruption in services provided by third party service providers could adversely affect our business operations.
We depend on a limited number of third party service providers for the performance of several of our business operations, including payroll, human capital, supply chain optimization, financial reporting and accounting, and certain other management services. If any of these third party providers were to experience significant interruptions in their business operations, terminate their agreements with the Company, or fail to perform the services required under the terms of our contracts with them, our business operations could be materially and adversely affected for an indefinite period of time. There can be no assurance that we would be able to locate alternative providers of such services, or that we could do so at economical rates.
Future acquisitions or investments could disrupt our business and harm our financial condition.
In the future, we may pursue acquisitions or investments that we believe will help us achieve our strategic objectives. We may not be able to find suitable acquisition candidates, and even if we do, we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately achieve our goals or realize the anticipated benefits. The pursuit of acquisitions and any integration process will require significant time and resources and could divert management time and focus from operation of our then-existing business, and we may not be able to manage the process successfully. Any acquisitions we complete could be viewed negatively by investors or our business partners, customers or consumers. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations and subjecting us to additional liabilities, increasing our expenses, and adversely impacting our business, financial condition and operating results. Certain acquisitions, to the extent they result in expansion of our product lines to products that were not initially developed by us, could also dilute our brand and consumer loyalty, if the products are perceived to be of a lesser quality than or distinct from the product offerings our brand is associated with. Further, acquisitions in jurisdictions in which we do not currently operate or where we have a limited presence could expose us to new regulatory requirements, including antitrust and competition, environmental, food safety, anti-bribery and corruption and import/export laws, or other challenges, such as language and cultural difference. Moreover, we may be exposed to unknown liabilities related to the acquired company or product, and the anticipated benefits of any acquisition, investment or business relationship may not be realized if, for example, we fail to successfully integrate such acquisition into our company or realize the expected synergies from any acquisition. This could occur, for example, as a result of our inability to conform standards, controls, policies and procedures, and business cultures; consolidate and streamline operations and infrastructures; identify and eliminate, as appropriate, redundant and underperforming operations and assets; and manage inefficiencies associated with the integration of operations. To pay for any such acquisitions, we would have to use cash, incur debt, or issue debt or equity securities, each of which may affect our financial condition or the value of our common stock and could result in dilution to our stockholders. If we incur more debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. Our acquisition strategy could require significant management attention, disrupt our business and harm our business, financial condition and results of operations.
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
Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, and the assessment of fees by certain states related to certain packaging materials shipped into those states, diligence and disclosure on topics such as climate change, human capital, labor and risk oversight, could also expand the nature, scope and complexity of matters that we are required to control, assess and report. For example, to the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, customers, or business partners, which may adversely impact our operations. As another example, various policymakers, including the State of California and the European Union, among others, have adopted (or are considering adopting) requirements for companies to undertake various actions, including disclosures, on climate- or other ESG-related matters. These requirements are not uniform and may not be interpreted or applied uniformly, which may increase the cost and complexity of compliance and any associated risks. Moreover, some policymakers have sought to constrain companies’ consideration of various ESG matters. Such regulatory scrutiny on ESG matters, along with other stakeholder expectations, may enhance any of the risks discussed in this risk factor. If we do not successfully manage and address stakeholder expectations and standards in connection with our ESG initiatives, including any changes in legal requirements or interpretations thereof, our business and reputation could be negatively impacted and our share price and access to/cost of capital could be materially and adversely affected. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
The Company is subject to accounting estimate risks.
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make significant estimates that affect the financial statements. Estimates are made at specific points in time and based on facts, historical experience and various other factors believed to be reasonable under the circumstances at such time. For example, in 2025, we reassessed the useful lives of certain assets resulting from the cessation of our operational activities in China, resulting in accelerated depreciation of $6.4 million, including $5.6 million recorded in cost of goods sold in 2025. See Item 1A, Risk Factors—Risks Related to Our Investments—Our international manufacturing operations have required and may continue to require substantial investments and are subject to numerous risks and uncertainties. The cessation of our operational activities in China in 2025 has resulted and may continue to result in significant accelerated depreciation and impairment charges. In addition, during the first quarter of 2023, we completed a reassessment of the useful lives of our large manufacturing and research and development equipment, and determined that we should increase the estimated useful lives from a range 5 to 10 years to a uniform 10 years. The timing of this reassessment was based on a combination of factors accumulating over time, including historical useful life information and changes in our planned use of the equipment that provided us with updated information that allowed us to make a better estimate of the economic lives of such equipment. This was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2023. If actual results differ from our judgments and assumptions, then it may have a material, adverse impact on our results of operations and cash flows. This change in accounting estimate decreased depreciation expense for 2023 by $21.0 million, impacting cost of goods sold and research and development expenses by $19.0 million and $2.0 million, respectively, and decreased both basic and diluted net loss per share available to common stockholders for 2023 by $0.33.
Any changes in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP or any future impairment charges could have a material adverse effect on our business, financial position and operating results.
The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities, revenues and expenses. This includes estimates, judgments and assumptions for assessing the recoverability of our assets, pursuant to Financial Accounting Standards Board issued authoritative guidance. If any estimates, judgments or assumptions change in the future, the Company may be required to record additional expenses and/or impairment charges. See Item 1A, Risk Factors—The Company is subject to accounting estimate risks.
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
We perform an asset impairment analysis on an annual basis or whenever events or changes in circumstances indicate that a long-lived asset group may not be recoverable. For example, we reassessed the useful lives of our long-lived assets in the third quarter of 2025 resulting in a material impairment charge in the third quarter of 2025. See Item 1A, Risk Factors—Risks Related to Our Business—Any further impairment in the value of our tangible and intangible assets could have a material adverse effect on our business, financial position and operating results.

Failure to achieve forecasted operating results, due to weakness in the economic environment, demand for our products or other factors, changes in market conditions and declines in our publicly quoted stock price and market capitalization, failure to sublease, assign or otherwise transfer any excess space or negotiate additional partial lease terminations and/or subleases or other dispositions of our Campus Headquarters or other facilities on terms advantageous to us or at all, among other things, could result in further impairment of our long-lived assets, which could be material and may adversely affect our business, financial position and operating results.
Our results of operations could be materially negatively affected if we cannot successfully keep pace with or are unable to properly manage technological changes impacting the development of our products and implementation of our business needs.
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
The implementation of artificial intelligence technologies by us or our suppliers or other service providers could cause disruption in our business.
Technologies underlying or leveraging artificial intelligence are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to their use. Dependence on artificial intelligence without adequate safeguards to make certain business decisions may introduce additional operational vulnerabilities by producing inaccurate outcomes, recommendations or other unintended results. Implementing the use of artificial intelligence successfully, ethically and as intended, will require significant resources. Further, the use of artificial intelligence technologies by our distributors, suppliers and other service providers could adversely affect our business relationships if we are unable to adapt to or interact with the resulting changes in logistical or business processes, which may result in product delivery delays or errors in obtaining the supplies we need for our products or delivering our products to customers. In addition, the use of artificial intelligence may increase cybersecurity and data privacy risks, such as inadvertent transmission of proprietary or sensitive information. While new artificial intelligence initiatives, laws and regulations are emerging and evolving, uncertainty remains, and compliance with the evolving regulatory landscape could entail significant costs, negatively affect our business or limit our ability to incorporate certain artificial intelligence capabilities in our business, which could put us at a competitive disadvantage.
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
The occurrence of food-borne illnesses or other food safety incidents could also adversely affect the price and availability of affected ingredients, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any instances of food contamination or regulatory noncompliance, whether or not caused by our actions, could compel us, our suppliers, our distributors or our customers, depending on the circumstances, to conduct a recall in accordance with FDA regulations, comparable state laws or foreign laws such as those of the European Union, the United Kingdom and China. Food recalls and other food-borne illness and food safety incidents could result in significant losses due to their costs, the destruction of raw materials or product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing distributors or customers and a potential negative impact on our ability to attract new customers due to negative consumer experiences or because of an adverse impact on our brand and reputation. The costs of a recall could exceed or be outside the scope of our existing or future insurance policy coverage or limits.
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
Our business is primarily focused on the development, manufacture, marketing and distribution of a line of branded plant-based meat products as alternatives to animal-based protein products. Consumer demand has in the past changed, including ongoing and persistent declines in demand in the plant-based meat category and for our products, and could continue to change based on a number of possible factors, including dietary habits and nutritional values, concerns regarding the health effects of ingredients and shifts in preference for various product attributes. Decreased consumer demand for our products has caused our business and financial condition to suffer, and any further decrease in, or flattening of, such demand would likely have a similar effect. In addition, sales of plant-based meat or meat-alternative products are subject to evolving consumer preferences that we may not be able to accurately predict or respond to. While we continuously continue to innovate, research and develop improvements to our products and new products, including products that are adjacent to our core portfolio of plant-based meats, there is no guarantee that we will be successful in developing and marketing products that effectively respond to changing trends in consumer demand. Consumer trends that we believe favor sales of our products could change based on a number of possible factors, including a shift in preference from plant-based meat to animal-based protein products (including any products produced using new farming methods or technologies which may reduce the adverse environmental and other factors associated with conventional animal-based protein products), increased acceptance for different alternative proteins from those used in our products, changes in preferences for the ingredients used in our products, the effects on consumer demand of our strategic decisions that result in changes to our product portfolio, including the potential discontinuation of certain product lines, economic factors and social trends. We must also be able to respond successfully to technological advances by our competitors (including artificial intelligence, machine learning, and augmented reality, which may become critical in interpreting consumer preferences in the future), and failure to do so could adversely impact our competitive position and operating results. A significant shift in consumer demand away from our products or the plant-based meat category in general, could reduce our sales or our market share and the prestige of our brand, which would harm our business, financial condition and operating results.
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
The Beyond Burger accounted for approximately 50%, 52% and 51% of our gross revenues in 2025, 2024 and 2023, respectively. The Beyond Burger is our flagship product and has historically been the focal point of our development and marketing efforts, and we believe that sales of the Beyond Burger will continue to constitute a significant portion of our revenues, income and cash flow for the foreseeable future. We announced the fourth generation of our core beef platform, Beyond IV, and began rolling out the new Beyond Burger and Beyond Beef in 2024. We cannot be certain that we will be able to continue to expand production and distribution of the Beyond Burger, or that customer demand for our other existing and future products, including the Beyond IV platform, will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of the Beyond Burger could have a material adverse effect on our business, financial condition and results of operations.
We have in the past, and may in the future, increase the prices of our products; however, consumers may not be willing to pay increased prices for our products or, if we cannot maintain such prices in accordance with our business strategy, our margins may stagnate or decrease.
As part of our efforts to expand our gross margin, we have in the past, and may also in the future, increase the prices of certain or all of our products in order to offset cost increases or improve the profitability of our business. Our ability to maintain prices or effectively implement price increases may be affected by several factors, including competition—from both conventional animal-protein companies and other plant-based meat brands, the effectiveness of our marketing programs, the continuing strength of our brand, market demand for our products or in the plant-based meat category generally and general economic conditions, including broader inflationary pressures. Consumers may be less willing or able to pay a price premium for our products, during challenging economic times or at all, and may choose to purchase lower-priced or other value offerings, making it more difficult for us to maintain prices or effectively implement price increases. In addition, our retail partners and distributors may pressure us to rescind price increases we have announced or already implemented, whether through a change in list price or increased trade and promotional activity. If we cannot maintain or increase prices for our products in accordance with our business strategy or as a result of increasing costs, our margins may be adversely affected. Furthermore, price increases generally cause volume losses, as consumers tend to purchase fewer units at higher price points. If such losses are greater than expected, or if we lose distribution due to price increases, or if we are unable to pass through the increases in the costs (including raw material costs) to our customers, our business, financial condition and results of operations may be materially and adversely affected.
Failure to continually innovate and successfully introduce and commercialize new products or successfully improve existing products may adversely affect our ability to continue to grow.
A key element of our long-term growth strategy depends on our ability to develop and market new products and improvements to our existing products that meet our standards for quality and appeal to consumer preferences. For example, in 2025, we introduced our Beyond Ground, Beyond Steak Filet and Beyond Chicken Pieces lines and announced an expanded line of Beyond Steak. In January 2026, we introduced Beyond Immerse, a plant-based protein drink. The success of our innovation and product development efforts, including the improvement of our existing plant-based meat product lines and the expansion to adjacent products outside of the plant-based meat category, is affected by our ability to anticipate changes in consumer preferences, accurately predict taste preferences and purchasing habits of consumers in new geographic markets, the technical capability of our innovation staff in developing and testing product prototypes, including complying with applicable governmental regulations, commercialization and scale-up of new products, the success of our management and sales and marketing teams in introducing and marketing new products, and our ability to adapt to changes in technology, including the successful utilization of data analytics, artificial intelligence and machine learning. Our innovation staff members are continuously testing alternative plant-based proteins to the proteins we currently use in our products, as they seek to find additional protein options to our current ingredients that are more easily sourced, and which retain and build upon the quality and appeal of our current product offerings. Failure to develop, commercialize and market new products that appeal to consumers may lead to a decrease in our sales and profitability.
Additionally, the development and introduction of new products, such as Beyond Immerse, requires substantial research, development, branding and marketing expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance. Certain our recently introduced new products, such as Beyond Immerse, are in already competitive product categories and others that are introduced into select foodservice locations or currently sold exclusively through our Beyond Test Kitchen DTC channel, may not gain broader acceptance from our customers or consumers. If we are unsuccessful in meeting our objectives with respect to new or improved products, our business could be harmed.
Ingredient and packaging costs are volatile and may rise significantly, which may negatively impact the profitability of our business.
We purchase large quantities of raw materials, including ingredients derived from European and North American yellow peas, sunflower seeds, rice and faba beans, and avocado oil, canola oil and coconut oil. In addition, we purchase and use significant quantities of cardboard, film and plastic to package our products. Costs of ingredients and packaging are volatile and can fluctuate due to conditions that are difficult to predict, including increased tariffs, global competition for resources, weather conditions, consumer demand and changes in governmental trade and agricultural programs. Volatility in the prices of raw materials and other supplies we purchase could increase our cost of sales and reduce our profitability. Moreover, we may not be able to implement price increases for our products to cover any increased costs, and any price increases we do implement may result in lower sales volumes. If we are not successful in managing our ingredient and packaging costs, if we are unable to increase our prices to cover increased costs or if such price increases reduce our sales volumes, then such increases in costs will adversely affect our business, results of operations and financial condition.
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
•successfully implement our cost-reduction initiatives;
•manage relationships with various suppliers, co-manufacturers, distributors, customers and other third parties, and expend time and effort to integrate new suppliers, co-manufacturers, distributors and customers into our fulfillment operations;
•continue to compete in retail and foodservice channels;
•secure placement in the meat case for our products at select retailers;
•build concentrated brand blocks in the frozen section;
•successfully expand our distribution channels, including direct-to-consumer sales of select branded products;

•increase our brand recognition and expand and maintain brand loyalty;
•develop new product lines and extensions; and
•expand into new geographic markets and product categories.
Our ability to implement our long-term growth strategy also depends on our ability to continue to compete in the retail and foodservice channels. We operate in a highly competitive environment. Numerous brands and products compete for limited retailer shelf space, foodservice customers and consumers. In our market, competition is based on, among other things, taste, price and promotion tactics, nutritional profile, ingredients, texture, ease of integration into the consumer diet, low-carbohydrate, low-sugar, low-sodium, high fiber and protein, macronutrient ratios and ingredient differentiation, lack of cholesterol and GMOs, convenience, versatility, brand awareness and loyalty among customers, media spending, product variety and packaging, access to major retailer shelf space and retail locations, including concentrated brand blocks, access to major foodservice outlets and integration into menus, innovation and intellectual property protection.
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
We compete with conventional animal-protein companies such as Cargill, Hormel Foods, JBS, Perdue Foods and Tyson Foods, who may have substantially greater financial and other resources than us and whose animal-based products are well-accepted in the marketplace today. They may also have lower operational costs, and as a result may be able to offer conventional animal meat to customers at lower costs than plant-based meat. This could cause us to lower our prices, resulting in lower profitability or, in the alternative, cause us to lose market share if we fail to lower prices.
We also compete with plant-based meat brands, including brands affiliated with conventional animal-protein companies and other large food operators, such as, Boca Foods (Kraft Heinz), Lightlife and Field Roast (Maple Leaf Foods), Gardein (Conagra), Hungry Planet, Inc., Impossible Foods Inc., Incogmeato/Morningstar Farms (Mars, Incorporated), Moving Mountains, Omnipork (OmniFoods), Tofurky, Sweet Earth and Awesome Burger (Nestlé S.A.), Raised & Rooted (Tyson Foods), Happy Little Plants (Hormel Foods), Sysco’s Simply Plant-Based Meatless Burger, The Not Company and The Vegetarian Butcher (JBS), and with companies which may be more innovative, have more resources and be able to bring new products to market faster and to more quickly exploit and serve niche markets. Additionally, we face competition from companies developing alternative protein sources beyond plant-based offerings. This includes mycelium-based meat alternatives, such as Quorn, Meati and Nature’s Fynd, which leverage fermentation technology to create products with a texture and nutritional profile similar to animal proteins. Furthermore, a number of U.S. and international companies are working on developing lab-grown or “clean meat,” an animal-protein product cultivated from cells taken from animals, which could have a similar appeal to consumers as plant-based meat products. We compete with these competitors for foodservice customers, retailer shelf space and consumers including GOOD Meat (Eat Just, Inc.), Aleph Cuts (Aleph Farms Ltd.) and Wildtype (Wild Type, Inc.).
Responding to the ongoing and persistent declines in demand in the plant-based meat category and for our products, has required and will continue to require significant effort and investment to differentiate our brand and products from those of our competitors. Since 2024, a number of plant-based meat companies have failed. Further, responding to consumer trends and preferences, including through product innovations and expanding our product portfolio to adjacent plant-based products, such as Beyond Immerse, a protein-based drink in a highly competitive product category, may require significant investment in rebranding and consumer education, which we may be unable to implement successfully or to the same extent as our larger, better capitalized competitors, and may put us in competition with new competitors that are better positioned to defend their market share, requiring us to compete on price or increase our marketing spend.

Generally, the food industry is dominated by multinational corporations with substantially greater resources and operations than us. We cannot be certain that we will successfully compete with larger competitors that have greater financial, sales and technical resources or with new competitors and market entrants. Conventional food companies may acquire our competitors or launch their own plant-based meat products, and they may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities, among other things. Retailers also market competitive products under their own private labels, which are generally sold at lower prices and compete with some of our products. Similarly, retailers could change the merchandising of our products and we may be unable to retain the placement of our plant-based meat products in meat cases to effectively compete with animal-protein products. In recent years, ongoing, further weakened demand in the plant-based meat category has given rise to industry consolidation or realignment in the competitive landscape. For example, Daring Foods was acquired by V2 Food Pty Ltd in August 2025, Unilever sold its plant-based meat brand (The Vegetarian Butcher) to JBS in September 2025, and Vital Meat was acquired by Gourmey in October 2025. Further industry consolidation or partnerships between large diversified and well-capitalized food companies and our competitors could result in increased competitive pressures or more vertically integrated producers of plant-based meat products that are able to compete more effectively with us. Competitive pressures, new competitors and market entrants or other factors could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures, or increase the use of discounting or promotional campaigns, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability.
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
We have developed a strong and trusted brand that has contributed significantly to the success of our business, and we believe our continued success depends on our ability to maintain and grow the value of our brand. Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our plant-based product offerings, food safety, quality assurance, marketing and merchandising efforts, the nutritional benefits provided by our products and our ability to provide a consistent, high-quality customer experience. Negative publicity has adversely affected our business in the past, and any widespread negative publicity, regardless of its accuracy, could in the future materially adversely affect our business, results of operation and reputation. Further, extending our product lines beyond plant-based meat may risk the dilution of our brand as a leading plant-based meat company, which could dilute our brand perception among loyal consumers and give our competitors an opportunity to capture market share from us. Brand value is based on perceptions of subjective qualities, and any incident that erodes the loyalty of our customers, suppliers or co-manufacturers, including adverse publicity, negative media or a governmental investigation or litigation, could significantly reduce the value of our brand and significantly damage our business.
Risks Related to Our International Operations
Our international operations could expose us to substantial business, regulatory, political, financial and economic risks.
Our international operations could expose us to substantial risks, such as risks associated with taxation, inflation, food labeling legislation, environmental regulations, foreign currency exchange rates, the labor market, property and financial regulations, public health crises such as the COVID-19 pandemic, and the outbreak or escalation of hostilities or war. Our ability to operate internationally may be adversely affected by changes in, or our failure to comply with, foreign laws and regulations. In addition, we are exposed to risks associated with our international workforce, including with respect to changes in employment and labor laws, which could increase our operating costs. There is also significant uncertainty about the future relationship between the United States and other countries, including China, Canada and Mexico, with respect to trade policies, treaties, government regulations and tariffs.
In February 2025, we made a number of strategic decisions, including the decision to suspend our operational activities in China and reduce our workforce in China by 95%. For additional information, see Part I, Item 1A, Risk Factors—Risks Related to Our Business—Our strategic initiatives to optimize our operations and product portfolio and improve our cost structure could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions, including achieving and/or sustaining our profitability, cash flow and financial performance objectives.
Fluctuations in currency exchange rates could negatively impact our earnings.
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location's functional currency. Our foreign entities use their local currency as the functional currency. For these entities, we translate net assets into U.S. dollars at period end exchange rates, while revenue and expense accounts are translated at average exchange rates prevailing during the periods being reported. Changes in foreign exchange rates relative to the U.S. dollar have in the past, and may in the future, affect the value of our non-U.S. dollar net assets, revenues and expenses. For example, in 2025, we recorded $11.8 million in net realized and unrealized foreign currency transaction gains due to favorable changes in foreign currency exchange rates, as compared to $(6.3) million in net realized and unrealized foreign currency transaction losses in 2024 due to unfavorable changes in foreign currency exchange rates. Although we closely monitor potential exposures as a result of these fluctuations in currencies, there can be no assurance that we will be successful in managing our foreign exchange risk. Our exposure to currency exchange rate fluctuations will grow if the relative contribution of our operations outside the United States increases. Any material fluctuations in currencies could have a material effect on our financial condition, results of operations and cash flows.

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
In February 2025, President Trump signed an executive order pausing all future investigations and enforcement actions under the FCPA for at least 180 days until the attorney general issues revised FCPA enforcement guidance. The U.S. Department of Justice (DOJ) issued new guidelines in June 2025. The new guidelines prioritize the prosecution of cases that the administration determined protect U.S. national interests, with its focus targeting transnational criminal organizations, harm to the competitiveness of American companies and eliminating corruption in the defense and critical infrastructure sectors, among others. We do not believe that our business will be materially affected by the new guidelines, but cannot provide any assurance that the guidelines or their enforcement priorities will not be modified by the current or any future administration.
Risks Related to Our Investments
Our international manufacturing operations have required and may continue to require substantial investments and are subject to numerous risks and uncertainties. The cessation of our operational activities in China in 2025 resulted in significant accelerated depreciation and impairment charges and will continue to result in accelerated depreciation and impairment charges in 2026.
Our substantial investment in manufacturing facilities in China and Europe have exposed and may continue to expose us to substantial risks and, as a result, we may not realize a return on our investment. For example, although we invested a significant amount to establish local operations in China, in February 2025, our board of directors approved a plan to suspend our operational activities in China, which substantially ceased as of the end of the second quarter of 2025. As such, we have not realized a sufficient return on our investment in China. We have incurred certain cash and non-cash charges in connection with the cessation of our operational activities in China in 2025. In the fourth quarter of 2025, as a result of management finalizing its decision to cease our operations in China indefinitely, we completed an evaluation of our property, plant and equipment in China. Upon valuation of these assets by a third party, assets that were determined to be not salable were fully depreciated, while assets that were determined salable were recorded at estimated fair value, less estimated costs to sell, in Assets held for sale in our consolidated balance sheet as of December 31, 2025, resulting in non-cash charges of $1.5 million in accelerated depreciation recorded in cost of goods sold and $3.4 million in loss on write-down of assets held for sale recorded in operating expenses in the fourth quarter of 2025. Furthermore, for the year ending December 31, 2026, we expect to record approximately $2.2 million in accelerated depreciation for our remaining leasehold improvement assets in China unrelated to the assets held for sale noted above.
Unforeseen delays in the cessation of our operational activities in China may cause us to incur additional expenses. Operating or otherwise repurposing or disposing of our facilities in China may require additional capital expenditures and the efforts and attention of our management team and other personnel, which will divert resources from our existing business or operations. In addition, our manufacturing facility in Enschede, the Netherlands may not provide us with all of the operational and financial benefits we expect to receive. These and other risks may result in our not realizing a return on, or losing some or all, of our investments in China and Europe, which could have a material adverse effect on our financial condition and financial performance.

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
The divestiture, discontinuation, suspension or cessation of businesses and product lines, including the discontinuation of our Beyond Meat Jerky product line, our 2025 SKU rationalization and cessation of our operational activities in China, could result in unexpected liabilities and adversely affect our financial condition, cash flows and results of operations.
From time to time, we may divest, discontinue or suspend businesses and product lines that do not align with our strategy or provide the returns that we expect or desire, such as the discontinuation of the Beyond Meat Jerky product line in 2024 and our SKU rationalization initiative in 2025, which resulted in related charges due to provision for excess and obsolete inventory and accelerated depreciation on certain fixed assets. Similarly, our decision in February 2025 to suspend and subsequently cease our operational activities in China, resulted in certain cash and non-cash charges related to, among other things, severance payments, employee benefits and related costs, as well as accelerated depreciation and impairment charges and other write-downs of certain fixed assets in China. Any decision to dispose of or otherwise exit, discontinue or suspend product lines or businesses, including the foregoing, may result in loss of significant revenues and investments and/or the recording of charges, such as write-offs, further workforce reductions or restructuring costs, charges relating to consolidation of excess facilities or capacity underutilization, lease exit or other related costs, contract termination charges, or claims from third parties. Underutilization or cessation of our manufacturing facilities could adversely affect our gross margin and other operating results and we may be required to terminate or make penalty payments under certain supply chain arrangements, close or idle facilities, write-down our long-lived assets, or shorten the useful lives and accelerate depreciation of our assets, all of which could adversely affect our financial condition and results of operations.
Risks Related to Our Intellectual Property, Information Technology, Cybersecurity and Privacy
We may not be able to protect our proprietary technology adequately, which may impact our commercial success.
Our commercial success depends in part on our ability to protect our intellectual property and proprietary technologies. We rely on a combination of patent protection, where appropriate and available, copyrights, trade secrets and trademark laws, as well as confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our proprietary technology or permit us to gain or keep any competitive advantage. As of December 31, 2025, we had four issued patents in the United States, thirteen issued patents outside the United States (U.K., Canada, China, Chile, Israel (two), Brazil, Japan, Australia (two), Mexico, South Korea and Hong Kong), one pending patent application in the United States and three pending international patent applications.
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
We cannot guarantee that the steps we have taken to protect our intellectual property rights are adequate, that our intellectual property rights can be successfully defended and asserted in the future or that third parties will not infringe upon or misappropriate any such rights. In addition, our trademark rights and related registrations may be challenged in the future and could be canceled or narrowed. Failure to protect our trademark rights could prevent us in the future from challenging third parties who use names and logos similar to our trademarks, which may in turn cause consumer confusion or negatively affect consumers’ perception of our brand and products. Moreover, intellectual property disputes and proceedings and infringement claims may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether we are successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject us to liabilities, force us to cease use of certain trademarks or other intellectual property or force us to enter into licenses with others. Any one of these occurrences may have a material adverse effect on our business, results of operations and financial condition. For example, in 2022 a trademark infringement complaint for injunctive and other relief was filed against the Company. The case proceeded to trial and, on November 24, 2025, the jury returned its verdict finding that the Company was liable for trademark infringement and that the fair use defense did not apply. The jury awarded damages as follows: $23.5 million in actual damages and $15.4 million in disgorgement of the Company’s profits. See Note 12, Commitments and Contingencies—Litigation—Trademark Infringement Litigation, to the Notes to Consolidated Financial Statements included elsewhere in this report.
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
We and the third parties upon which we rely are dependent on various information technology systems, including, but not limited to, networks, applications and outsourced services in connection with the operation of our business. A failure of our information technology systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and loss of sales, causing our business to suffer. In addition, our information technology systems, and those of the third parties upon which we rely, may be vulnerable to damage or interruption from circumstances beyond our control, including cyber-attacks, fire, severe weather, natural disasters, systems failures, viruses and security breaches, particularly in light of many of our employees working remotely. Any such damage or interruption could materially disrupt our systems and operations, supply chain and ability to produce, sell and distribute our products and may have a material adverse effect on our business.
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
Additionally, the rapid evolution and increased adoption of artificial intelligence technologies increases our cybersecurity risks, including generative artificial intelligence augmenting threat actors’ technological sophistication to enhance existing or to create new malware. While we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage all of which could have a material adverse effect on our business, financial condition or results of operations. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Currently, we carry cybersecurity insurance and business interruption coverage to mitigate certain potential losses, but this insurance is limited in amount and may not be sufficient in type or amount to cover us against claims related to a cybersecurity breach and related business and system disruptions. We cannot be certain that such potential losses will not exceed our policy limits, insurance will continue to be available to us on economically reasonable terms, or at all, or any insurer will not deny coverage as to any future claim. In addition, we may be subject to changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements.
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
In addition, we are subject to laws, rules, regulations, and contractual obligations in the United States, the European Union, China and other jurisdictions relating to the collection, use and security of personal information and data. For example, our operations are subject to the European Union’s General Data Protection Regulation, which imposes data privacy and security requirements on companies doing business in the European Union, including substantial penalties for non-compliance. The California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020, imposes similar requirements on companies handling data of California residents and, in some cases, creates a new and potentially severe statutory damages framework for (i) violations of the CCPA and (ii) businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The California Privacy Rights Act, which became effective January 1, 2023, amends and expands the CCPA, including by expanding consumer’s rights in their personal information and creating a new governmental agency to interpret and enforce the statute. California also continues to update the regulations enforcing the CCPA. Further, a number of other U.S. states have enacted and begun to enforce additional comprehensive privacy laws and several others are considering enacting similar frameworks. Additionally, in August 2021, the National People’s Congress of the People's Republic of China adopted the Personal Information Protection Law, which became effective on November 1, 2021 and provides a comprehensive system for the protection of personal information in China. Privacy and data protection-related laws and regulations also may be interpreted and enforced inconsistently over time and from jurisdiction to jurisdiction.
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
There also are a number of other federal, state, and international legal frameworks that bear on the collection use, dissemination and security of data. In the United States, the Federal Trade Commission and many state attorneys general interpret federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data, and there are federal and state wiretap laws that may be relevant to data collection and sharing. We have dedicated resources to complying with these frameworks, but these efforts may not be sufficient to prevent claims in the future related to tracking technologies, for example. In addition, the U.S. Department of Justice ( “DOJ”) final rule implementing Executive Order 14117 (“Preventing Access to American’s Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”) has taken effect, and it prohibits or restricts certain transactions involving access by “countries of concern” or “covered persons” to “government-related data” or “bulk U.S. sensitive personal data.” The final rule imposes certain diligence, security, and audit record-keeping obligations, among other requirements.
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
In 2021, we entered into a lease agreement for an initial term of 12 years to develop and house our Campus Headquarters. In May 2025, we entered into the Second Amendment, which provided for, among other things, the surrender of the Surrendered Premises, continued leasing of approximately 220,519 rentable square feet of existing premises under the Campus Lease, including parking, payment of a one-time termination fee of $1.0 million, transfer of ownership to certain equipment, construction of modifications to the Surrendered Premises, payment of rent for the surrendered Premises until at latest December 14, 2025, payment of the difference in base rent and parking charges payable by a new tenant and payment of customary brokers’ fees of $479,544. And in July 2025, we entered into the Varda Sublease, which provided for the sublease of approximately 54,749 rentable square feet of our retained premises subject to the Campus Lease.
We may not be able to build out or occupy the rest of the Campus Headquarters and are considering consolidating our usage of the space and further surrendering, subleasing, assigning or otherwise transferring some or all of the remaining unoccupied space, or negotiating additional partial lease terminations and/or subleases or other dispositions but may be unable to enter into or negotiate such an agreement or transaction, which could have an adverse effect on our operating and financial results. An agreement to partially terminate, sublease, assign or otherwise transfer the unoccupied part of the Campus Headquarters would be subject to certain risks and uncertainties. For example, the agreement may not be completed on terms advantageous to us because the rental rate we receive under the agreement may not fully cover the rental rate we pay under the Campus Lease for the same space or our subtenants may fail to make lease payments, which may result in impairment charges for right-of-use assets and prepaid lease costs and could have a negative impact on our financial condition and results of operations. In addition, a partial termination of the lease could result in a penalty payment to exit the lease and non-cash write-off of prepaid lease costs, the amounts of which could be material and which could have a negative impact on our financial condition and results of operations.
Under the terms of the Third Amendment to Lease entered into in July 2025, in exchange for a release of certain claims, the Landlord agreed to provide to the Company a rent credit of up to $700,000 for certain tenant improvements, a tenant improvement allowance of up to $150,000 to construct certain improvements, and an extension to the end of the initial term of the Campus Lease for a Landlord-approved subtenant, assignee or transferee to use the tenant improvement allowance to construct improvements for its intended use. The inability of a subtenant, assignee, or transferee to use the tenant improvement allowance to construct improvements may limit us from subleasing, assigning, or otherwise transferring the rest of the unoccupied portion of the Campus Headquarters. Further, there could be unanticipated difficulties in initiating and maintaining operations at the Campus Headquarters, including, but not limited to, IT system interruptions, other infrastructure support problems or the Campus Headquarters may prove less conducive to our operations than currently anticipated. These risks could all result in operational inefficiencies or similar difficulties that could prove difficult or impossible to remedy and could have an adverse impact on our financial condition and results of operations.
In the fourth quarter of 2025, we entered into the Fourth Amendment to Lease with the Landlord, pursuant to which, among other things, the parties agreed to amend the schedule for reducing the letter of credit deposit under the Campus Lease.

We currently have, and will continue to have, significant lease obligations, and our failure to meet those obligations could adversely affect our financial condition and business.
We currently have, and will continue to have, significant lease obligations for our corporate offices, including our Campus Headquarters, manufacturing facilities, research and development facilities and warehouses. We depend on cash flows from operating activities to pay our lease expenses.
If our business does not generate sufficient cash flows from operating activities to fund these expenses, we may not be able to meet our lease obligations, which could have a material adverse effect on our financial condition and business. Furthermore, the significant cash flow required to satisfy our financial obligations under the leases could limit our ability to incur indebtedness and make capital expenditures or other investments in our business. The timing and success of surrendering, subleasing, assigning or otherwise transferring, developing or repurposing the remaining used or excess leased space or negotiating additional partial lease terminations and/or subleases or other dispositions of our Campus Headquarters on terms advantageous to us or at all, including any potential additional impairment charges that may result, may adversely affect our business, financial condition and results of operations.
Our significant indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our outstanding indebtedness.
As of December 31, 2025, we had long-term debt of $415.7 million, net of debt discount, which includes the issuance date principal amounts plus the undiscounted future cash flows of our 2030 Notes using the payment-in-kind (“PIK”) interest election, including any amounts contingently payable that we recognized on the completion of the Exchange Offer in October 2025, as discussed below. On May 7, 2025, we, as the borrower, entered into a Loan and Security Agreement (as amended, the “Loan and Security Agreement”) with Unprocessed Foods, LLC, an affiliate of the Ahimsa Foundation, as a lender (“Unprocessed Foods”), the other lenders party thereto (together with Unprocessed Foods, the “Lenders”) and certain of our subsidiaries, as guarantors, pursuant to which the Lenders agreed to provide for a senior secured delayed draw term loan facility (the “Delayed Draw Term Loan Facility” and the loans thereunder, the “Delayed Draw Term Loans”) in an aggregate principal amount of up to $100.0 million. On June 26, 2025 and September 18, 2025, at our request, Unprocessed Foods, as the sole Lender at such time, made Delayed Draw Term Loans to us in the principal amounts of $40.0 million and $60.0 million, respectively. For additional information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity—Loan and Security Agreement; Warrant Agreement included elsewhere in this report.
Furthermore, in October 2025, we completed the Exchange Offer, pursuant to which $1,120,541,000 in aggregate principal amount of the 2027 Notes were validly tendered and accepted for exchange and subsequently canceled, in a transaction that was considered to be a troubled debt restructuring in accordance with U.S. GAAP, as further discussed in Note 9, Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report. We issued (i) $209,721,000 in aggregate principal amount of 2030 Notes and (ii) 317,834,446 new shares of our common stock in exchange for the tendered 2027 Notes. As of December 31, 2025, $29,459,000 in aggregate principal amount of the 2027 Notes remained outstanding. For additional information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity—Convertible Notes and Exchange Offer included elsewhere in this report.
We may, subject to the covenants in the agreements governing certain of our indebtedness, choose to incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional equity and/or debt financing;

•requiring the dedication of a substantial portion of our cash flows from operating activities to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion or exchange of the outstanding 2027 Notes and 2030 Notes (including any 2030 Notes issued as payment-in-kind interest on such 2030 Notes), including without limitation, upon the conversion of the 2030 Notes (in addition to issuances of common stock resulting from certain provisions relating to the payment of interest in the form of common stock as well as certain mandatory conversions and equitizations and make-whole payments), or upon exercise of the Warrants under the Warrant Agreement, which may also reduce the trading price of our common stock; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance, our current or future indebtedness, including our indebtedness under the Loan and Security Agreement, the 2027 Notes and the 2030 Notes (including any 2030 Notes issued as payment-in-kind interest), or payment of accrued interest or cash-settlement of the 2027 Notes or make-whole payments in the form of common stock, as applicable, depends on our future performance and our ability to raise additional capital, which is subject to economic, financial, competitive and other factors beyond our control. We may be unable to refinance the Notes on terms satisfactory to us, or at all. Such financing and other potential financings have resulted in and could result in further substantial dilution to stockholders, the reduction in the trading price of our common stock, imposition of debt covenants and repayment obligations, or security interests on our assets or other restrictions that may adversely affect our business.
Among other things, the Loan and Security Agreement includes covenants that (i) require us to maintain liquidity of at least $15.0 million, (ii) do not permit our cash interest payments due under all of the Loan Parties’ subordinated debt and unsecured debt for borrowed money for any fiscal year, in the aggregate, to exceed $20.0 million, and (iii) cap the amount of cash that can be used to repay the 2027 Notes at their maturity at $60.0 million, subject to increase to the extent of any equity raises. The Loan and Security Agreement also contains covenants that restrict the ability of the Loan Parties and certain of their subsidiaries to make dividends or distributions, incur additional debt (including subordinated debt), engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change their businesses or make investments. The Loan and Security Agreement also has change of control provisions that could have the effect of delaying or preventing an otherwise beneficial takeover of the Company. On October 15, 2025, the Company and Unprocessed Foods entered into the First Amendment to Loan and Security Agreement (the “First Amendment to LSA”), which among other things, added cross defaults to the Loan and Security Agreement related to events of default under other debt secured by a second priority security interest and certain secured debt for borrowed money.
The Loan and Security Agreement is secured by a first priority lien and security interest in substantially all of our assets and the assets of Beyond Meat EU B.V., our wholly owned subsidiary (“Beyond Meat BV”), subject to certain exceptions. Because a substantial portion of our assets secure the Loan and Security Agreement, we may not have substantial remaining assets available to secure other indebtedness. The Loan and Security Agreement also limits our ability to incur other indebtedness that has a first priority lien and security interest in the assets securing the Delayed Draw Term Loan Facility or that would be pari passu with the Delayed Draw Term Loans. Accordingly, we may not be able to incur additional secured indebtedness, or may be limited in our ability to incur indebtedness that is first lien or senior indebtedness, in the future. If we are unable to incur additional indebtedness, either to finance our operations, refinance or repay the Notes or for other purposes, it would have a material adverse effect on our business, financial condition and results of operations.
The 2030 Notes are secured, second lien obligations of the Company. The indenture governing the 2030 Notes (as supplemented, the “2030 Notes Indenture”) includes incurrence based negative covenants, including but not limited to, limitations on debt, limitations on liens, limitations on investments, limitations on mergers, consolidations, and sales of all or substantially all assets, limitations on transactions with affiliates, limitations on restricted payments, limitations on asset sales, limitations on dividends and other payment restrictions affecting any direct or indirect subsidiaries, limitations on future guarantees by subsidiaries without such subsidiaries also guaranteeing the 2030 Notes, limitations on disposals of assets, limitations on impairment of security and restrictions on certain liability management priming transactions with respect to the 2030 Notes. The 2030 Notes Indenture also includes a covenant requiring minimum liquidity of $15.0 million, to be tested quarterly, a requirement that the Company will not permit more than $60.0 million in aggregate principal amount of the 2027 Notes to remain outstanding as of or following the date that is 90 days prior to the maturity of the 2027 Notes, a covenant that limits the Company’s ability to repurchase, redeem, retire, exchange or otherwise acquire the 2027 Notes other than pursuant to the prices and other conditions set forth in the 2030 Notes Indenture and a cap of $60.0 million on the amount of cash that can be used to repay the 2027 Notes at the maturity of such notes, subject to increase to the extent of any equity raises by the Company. In addition, in the event of certain “fundamental changes,” including without limitation, if our common stock is delisted, under the terms of the applicable indenture, we are required to offer to repurchase all of the outstanding Notes for cash at a repurchase price equal to 100% of the aggregate principal amount of the Notes then outstanding plus accrued and unpaid interest and if such “fundamental change” constitutes a Make-Whole Fundamental Change (as defined in the applicable indenture), then we may be required to temporarily increase the conversion rate for such Notes. As of the date hereof, we have received a deficiency notice from Nasdaq related to the minimum bid price requirement, which, if not satisfied, could result in the delisting of our common stock.
In connection with the Exchange Offer, we made an irrevocable election to settle all future conversions of the 2027 Notes pursuant to the cash settlement option, as provided in and permitted by the indenture governing the 2027 Notes (as amended, the “2027 Notes Indenture”). Further, the amount of our financial debt outstanding may increase materially if we elect, at our option, to pay amounts outstanding under the 2030 Notes in kind, which would increase the amount of our outstanding debt accordingly. We may raise additional capital to pay amounts due under our current or future indebtedness, including the Notes, or for other purposes, and our cash needs may increase in the future. In addition, any future indebtedness that we may incur may, subject to the covenants in the agreements governing certain of our indebtedness, be secured and may contain additional financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or the covenants under the Loan and Security Agreement or our Indentures, or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full, and could cause us to become insolvent or enter bankruptcy proceedings.
Additionally, if our liquidity position is impaired, we may be required to take further actions in relation to management of liabilities on our balance sheet, including the issuance of additional common stock. Any actions in relation to liability management and balance sheet restructuring may materially reduce the value of our common stock, dilute existing holders of our common stock by the conversion of existing liabilities into equity or result in the cancellation of existing common stock.
We may be unable to raise the funds necessary to repurchase the Notes for cash following a fundamental change, or to pay the cash amounts due upon conversion, and our future indebtedness may limit our ability to repurchase the Notes or pay cash upon their conversion.
Holders of the Notes may, subject to a limited exception, require us to repurchase their Notes following a “Fundamental Change” (as defined in the applicable indenture governing such Notes) at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid special and additional interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes, including possible tax liabilities arising from potential cancellation of indebtedness income. In addition, applicable law, regulatory authorities and the agreements governing our future indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. For example, the Loan and Security Agreement and the indenture relating to the 2030 Notes contain covenants that restrict our ability to make certain payments on the 2027 Notes and restrictions that may limit our ability to raise additional financing. See Note 9, Debt—2027 Notes, and Note 9, Debt—2030 Notes Indenture to the Notes to

Consolidated Financial Statements included elsewhere in this report. Our failure to repurchase the Notes when required will constitute a default under the applicable indenture. A default under the applicable indenture or the Fundamental Change itself could also lead to a default under agreements governing our future indebtedness, which may result in that indebtedness becoming immediately payable in full. If the repayment of such future indebtedness were to be accelerated after any applicable notice or grace periods, then we may not have sufficient funds to repay that indebtedness and repurchase the Notes or make cash payments upon their conversion and could cause us to become insolvent or enter bankruptcy proceedings.
Provisions in the indentures governing the Notes and the Loan and Security Agreement could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the indentures governing the Notes, as well as the Loan and Security Agreement, could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change under the Notes, then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a Make-Whole Fundamental Change (as defined in the applicable indenture), then we may be required to temporarily increase the conversion rate. The Loan and Security Agreement also contains change of control provisions that could have the effect of delaying or preventing an otherwise beneficial takeover of the Company. In any of these cases, and in other cases, our obligations under the Notes and the indentures governing the Notes, as well as the Loan and Security Agreement, could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our common stock or Notes may view as favorable.
The value of our shares of common stock may decrease as a result of dilution in connection with the Exchange Offer or exercise of the Warrants.
Because the number of shares of common stock issued in the Exchange Offer substantially exceeds the number of shares of common stock outstanding prior to the Exchange Offer, the Exchange Offer has resulted in substantial dilution to holders of our common stock and any shares issuable with respect to the 2030 Notes issued in the Exchange Offer, any 2030 Notes issued as payment-in-kind interest on such 2030 Notes (including without limitation shares that may be issued upon the conversion of the 2030 Notes at our option or at the option of holders, upon equitization of the 2030 Notes, as payment of accrued interest in the form of common stock or in payment of certain make-whole payments on the 2030 Notes, in each case pursuant to the terms of the 2030 Notes) or upon exercise of the Warrants under the Warrant Agreement may result in further dilution to holders of our common stock, which may be substantial.
The market price of our common stock has experienced, and may continue to experience volatility, which could cause purchasers of our common stock to incur substantial losses.
We believe that the market price of our common stock has historically, and may in the future, reflect market and trading dynamics unrelated to our underlying business, operating and financial performance or prospects or macro or industry fundamentals which may not coincide in timing with the disclosure of news or developments by or affecting us, and we do not know how long these dynamics will last. For example, between October 10, 2025 and October 21, 2025, the daily closing price of shares of our common stock as reported on The Nasdaq Stock Market LLC ranged from a low of $0.52 to a high of $3.62. Further, on March 4, 2026, we received a deficiency notice from the Nasdaq, which, if not satisfied, could result in the delisting of our common stock. The market price of shares of our common stock could continue to fluctuate significantly for many reasons. Under the circumstances, investors are cautioned against investing in our common stock unless they are prepared to incur the risk of losing all or a substantial portion of their investment. Future increases or decreases in the market price of our common stock may not coincide in timing with the disclosure of news or developments by or affecting us. Accordingly, the market price of our common stock may fluctuate dramatically or decline rapidly, regardless of any developments in our business or our financial results.

We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our product manufacturing and development, and other operations.
Since our inception, substantially all of our resources have been dedicated to the development of our three core plant-based product platforms of beef, pork and poultry, including purchases of property, plant and equipment, principally to support the development and production of our products, the build-out and equipping of our former Manhattan Beach Project Innovation Center and our Innovation Center within our Campus Headquarters, and the purchase, build-out and equipping of manufacturing facilities in the U.S. and abroad. We have and believe that we will continue to expend resources as we expand into additional markets we may choose to pursue or invest in product expansion and development. These expenditures are expected to include costs associated with research and development, manufacturing and supply, as well as marketing and selling existing and new products. In addition, other unanticipated costs may arise.
As of December 31, 2025, we had cash and cash equivalents and restricted cash totaling $217.5 million. To continue bolstering our balance sheet, subject to our compliance with applicable laws, the applicable requirements of agreements to which we are party and market conditions, we expect to raise significant additional capital through the issuance of additional equity and/or debt securities, and/or incur other indebtedness, some or all of which may, subject to the covenants in the agreements governing our indebtedness, be secured, to continue to fund our operations and repay our indebtedness in the future, which may result in additional dilution to our existing stockholders and may negatively impact the market price of our common stock. Additionally, because we were unable to file this report on or before the applicable filing deadline, we have lost the ability to offer and sell securities under a registration statement on Form S-3 for a period of twelve calendar months, which could increase the transaction costs and amount of time required to complete a securities offering, making it more difficult to execute any such transaction.
Similarly, if the Lenders exercise their Warrants pursuant to the Warrant Agreement, the resulting issuance of our common stock to such Lenders would have a further dilutive effect on our current stockholders and could negatively affect the trading price of our common stock. Up to approximately 120,000,000 additional shares may be issuable upon conversion of the 2030 Notes at the base conversion rate (prior to giving effect to any make-whole payments payable upon such conversion). The 2030 Notes also contain certain provisions relating to the payment of interest in the form of Common Stock (or PIK interest) as well as certain mandatory equitizations that could result in further dilution in excess of such amount. Any additional issuance of equity or debt securities may be for cash or in exchange for any of our outstanding convertible notes, which could have a further highly dilutive effect on current stockholders and could negatively affect the trading price of our common stock. In addition to resulting in additional dilution to our existing stockholders or negatively affecting the trading price of our common stock, any such potential financings may result in the imposition of security interests on our assets, debt covenants and repayment obligations, or other restrictions that may adversely affect our business. For example, the Loan and Security Agreement and the indenture governing the 2030 Notes contain covenants that restrict our ability to engage in certain transactions and could limit our ability to raise additional financing. See Note 9, Debt—Loan and Security Agreement, to the Notes to Consolidated Financial Statements included elsewhere in this report. Furthermore, any securities issued pursuant to potential financings may include rights that are senior to our shares of common stock. In addition, the capital markets may experience extreme volatility and disruption, including high interest rates in certain geographic regions and higher borrowing costs, which could adversely affect our liquidity and financial condition, including our ability to access the capital markets to raise capital and meet liquidity needs. We may be unable to raise additional capital for reasons including, without limitation, our operational and/or financial performance, investor confidence in us and the plant-based meat industry, credit availability from banks and other financial institutions and the status of current projects. We cannot assure you that we will be able to successfully raise additional funds for the amounts needed or when needed, or on terms commercially acceptable, if at all. Our inability to raise required capital in the future would have a material adverse effect on our business, financial condition and results of operations.

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
•any lawsuits related to our products or commenced against us, including the pending trademark infringement matter;
•the expenses needed to attract and retain skilled personnel;
•variations in product selling prices and costs;
•the timing and success of changes to our pricing architecture, and the mix of products sold;
•the level of trade and promotional spending to support our products appropriately;
•the expenses associated with our sales force;
•our management of accounts receivable, inventory, accounts payable and other working capital accounts;
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
There can be no assurance that we will be able to achieve our business plan objectives or be able to achieve and/or sustain our profitability, cash flow and financial performance objectives. If we are unable to generate adequate funds from operations and/or raise sufficient additional funds, we may not be able to repay our existing debt, including the Notes, continue to operate our business, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations. Any such failure could also cause us to become insolvent or enter bankruptcy proceedings.
Our inability to access and employ the cash that collateralizes our outstanding and future letters of credit may impact our liquidity.
As of December 31, 2025, we had $13.6 million in restricted cash, which was comprised of $12.6 million to secure the letter of credit delivered to our landlord as security for the performance of our obligations under our Campus Lease and $1.0 million to secure the letter of credit associated with a third-party contract manufacturer in Europe. In the fourth quarter of 2025, we entered into the Fourth Amendment to Lease with the Landlord, pursuant to which, among other things, the parties agreed to amend the schedule for reducing the letter of credit deposit under the Campus Lease. Subsequent to the year ended December 31, 2025, we entered into a new sales agreement with Roquette for the supply of pea protein which requires us to procure a $1.0 million standby letter of credit to secure our payment obligations thereunder. See Note 17, Subsequent Events—Roquette Sales Agreement, to the Notes to Consolidated Financial Statements included elsewhere in this report. Our inability to access and employ the cash that collateralizes our outstanding and future letters of credit may impact our liquidity and could have an adverse impact on our business, operations and financial condition.
Adverse developments affecting the financial services industry could adversely affect our current and projected business operations, our financial condition and results of operations.
If failures in financial institutions occur where we hold deposits, we could experience additional risk and any such loss or limitation on our cash and cash equivalents would adversely affect our business. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including high interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.
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
Increasing concentrations of greenhouse gases in the atmosphere have generally been concluded to lead to increased ambient global temperatures, as well as changes in weather patterns and the frequency and severity of extreme weather and natural disasters. Adverse climate conditions, weather patterns and the impact of such conditions and patterns such as drought, flood, wildfires, mudslides and rising ambient temperatures adversely impact product cultivation conditions for farmers and agricultural productivity, including by disrupting ecosystems and severely altering the growing conditions, nutrient levels, soil moisture and water availability necessary for the growth and cultivation of crops, which would adversely affect the product quality, availability or cost of certain commodities that are necessary for our products, such as yellow peas, sunflowers, rice, faba bean, avocado oil, canola oil and coconut oil. Water is a key ingredient in our products. Due to climate-related events, we may also be subject to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our manufacturing and distribution operations. These and other changes to the physical environment may adversely impact our operations or those of the suppliers on whom we rely. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks.
Risks Related to Being a Public Company
We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate these material weaknesses or maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We continue to upgrade our information technology systems and implement additional financial and management controls, reporting systems and procedures in order to keep up with the requirements of being a reporting company under the Exchange Act. Despite these efforts, we have identified material weaknesses in our internal control over financial reporting, as described further below.
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
Management has determined that our internal control over financial reporting was not effective as of December 31, 2025. Specifically, management identified material weaknesses related to (i) the accounting for non-routine and complex transactions and (ii) the valuation of inventory, including the provision for excess and obsolete inventory. We have taken certain measures and are in the process of implementing remediation plans to address these material weaknesses and to strengthen our internal control over financial reporting. However, the material weaknesses will not be considered remediated until the applicable controls have been implemented and have operated effectively for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We can give no assurance that our remediation plan will fully remediate the identified material weaknesses or that additional material weaknesses will not arise in the future.
Until remediation is achieved, we may be unable to accurately or timely report our financial condition, results of operations or cash flows, which could result in additional errors in our financial statements, the need to restate previously issued financial statements or other adverse consequences. If we are unable to conclude in the future that our internal control over financial reporting is effective, or if our independent registered public accounting firm identifies additional material weaknesses or significant deficiencies, investors may lose confidence in the accuracy and completeness of our financial reporting, the market price of our common stock could decline, and we could be subject to heightened scrutiny, sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to fully remediate the existing material weaknesses, or the identification of any new material weaknesses, could also restrict our future access to the capital markets and otherwise materially and adversely affect our business, financial condition and results of operations. See Part II, Item 9A, Controls and Procedures, included elsewhere in this report for additional information regarding the identified material weaknesses and our remediation plans.
Management has determined that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2025. Our failure to maintain effective internal control over financial reporting or disclosure controls and procedures could impact our ability to accurately and timely report our financial results and other material disclosures or otherwise cause us to fail to meet our reporting obligations, either of which could have a material adverse effect on our business, results of operations, investor confidence in our business and the trading price of our common stock.
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
During the quarter ended September 27, 2025, in evaluating the accounting for non-recurring and complex transactions related to compensation, debt, lease and warrant transactions, our management identified a design and operating deficiency related to our process-level controls associated with the identification and accounting for such transactions. Management has concluded that inadequate technical resources are currently in place to effectively identify and to determine the proper accounting for non-recurring complex transactions such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, management concluded that the deficiency in our control environment constitutes a material weakness in our internal control over financial reporting. Additionally, in the process of completing its fourth quarter and year-end 2025 financial close procedures, management identified an additional material weakness in controls over the valuation of inventory, specifically related to the inventory provision for excess and obsolete inventory and the completeness and accuracy of underlying data inputs. Management determined that it did not design and maintain effective controls over the preparation, review and approval of its provision for excess and obsolete inventory analysis, including controls over the execution of a quantitative analysis of excess inventory based on historical and forecasted consumption and demand, and validation of key data inputs, and the completeness and accuracy of data used in the analysis, including key controls such as an inventory roll-forward analysis, verifications of accuracy of aging inventory and tracking of previously written down inventory.
These material weaknesses have not been remediated as of December 31, 2025, and accordingly management determined that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2025. Management has taken certain measures and is actively engaged in planning, and the implementation of, remediation efforts, as further described in Item 9A, Controls and Procedures, included elsewhere in this report, to address these material weaknesses, but there can be no assurance that those efforts will be timely or successful.
If we are unable to remediate these material weaknesses in a timely manner, or at all, or if additional material weaknesses in our internal control over financial reporting are discovered, our ability to record, process, summarize and report financial information timely and accurately may be adversely affected, and our financial statements may contain material misstatements or omissions. Additionally, our internal control environment and remediation efforts do not provide absolute assurance with regard to timely detection or prevention of control deficiencies and thus do not insulate us from any failure to meet our financial reporting obligations.

As further described in Part II, Item 9B, Other Information, management evaluated the impact of the material weaknesses on the Company's financial statements and identified errors in certain previously issued interim financial statements. The Company has determined that these errors were immaterial to the previously issued interim period condensed consolidated financial statements for the first three quarters of 2025 and that the errors will be corrected prospectively when the Company files its quarterly reports in fiscal 2026. There can be no assurance, however, that additional errors will not be identified, or that any such errors would not be material, potentially requiring restatement of previously issued financial statements, which could subject us to additional regulatory scrutiny, securities litigation and a loss of investor confidence.
It is possible that additional control deficiencies could be identified by our management or by our independent registered public accounting firm in the future or that such deficiencies may occur without being identified. Such a failure could require us to incur significant expenses resulting from remediation or any required corrections or restatements; result in regulatory scrutiny, investigations or enforcement actions; cause investors to lose confidence in our reported financial condition and related process; have a negative effect on the trading price of our common stock; lead to a default under our indebtedness; and otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. See Part II, Item 9A, Controls and Procedures, and Item 9B, Other Information, included elsewhere in this report.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, even when determined to be effective, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
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
As noted previously, management identified material weaknesses related to (i) the accounting for non-routine and complex transactions and (ii) the valuation of inventory, including the provision for excess and obsolete inventory. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective because of these material weaknesses in internal control. See Part II, Item 9A, Controls and Procedures, included elsewhere in this report.
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
We are subject to extensive regulations internationally where we manufacture, distribute and/or sell our products. Our products are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, composition and ingredients, storing, labeling, marketing, advertising and distribution of these products. For example, in early 2018, we received an inquiry from Canadian officials about the labeling and composition of products that we export to Canada. We responded promptly to that inquiry, identifying minor formulation changes that we made under Canadian regulations. If regulators determine that the labeling, advertising and/or composition of any of our products is not in compliance with foreign law or regulations, or if we or our co-manufacturers otherwise fail to comply with applicable laws and regulations in foreign jurisdictions where we operate and market products, we could be subject to civil remedies or penalties, such as fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of the products, or refusals to permit the import or export of products, as well as potential criminal sanctions. Government regulations of or inquiries into product labeling and advertising, particularly with respect to plant-based meat products, have developed rapidly in recent years and are subject to ongoing discussions, developments and litigation, which creates uncertainty regarding our ability to comply with such regulations and could expose us to civil or other liabilities. In addition, with our international operations, we could be adversely affected by violations of the FCPA, and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials or other third parties for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees, contractors or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, cash flows and financial condition.

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
For example, the state of Missouri prohibits any person engaged in advertising, offering for sale, or sale of food products from misrepresenting a product as meat that is not derived from harvested production livestock or poultry. The state of Missouri Department of Agriculture has clarified its interpretation that products which include prominent disclosure that the product is “made from plants,” or comparable disclosure such as through the use of the phrase “plant-based,” are not misrepresented under the Missouri law. Additional states, including Arkansas, Georgia, Iowa, Kansas, Mississippi, Louisiana, Ohio, Oklahoma, South Dakota, Texas, Utah, West Virginia and Wyoming, have subsequently passed similar laws (certain of which are currently subject to legal challenge in state and federal courts, including the Texas law which was found to be unconstitutional by a federal district court), and legislation that would impose specific requirements on the naming of plant-based meat products is currently pending in number of other states, including Nebraska, Oregon, South Carolina and Virginia.
Several states have enacted laws in recent years that would prohibit the use of certain food ingredients or require notices or warnings on food labels about the presence of certain ingredients. For example, West Virginia enacted legislation in 2025 to ban seven color additives and two other ingredients, but that law was challenged and the court has granted a preliminary injunction staying the law pending the outcome of the legal challenge. Texas also enacted legislation in 2025 to require warnings for products containing any of approximately 44 ingredients enumerated in the law. The Texas law has also been challenged and a court has granted a preliminary injunction staying the law pending the outcome of the legal challenge.
The United States Congress considered (but did not pass) federal legislation, called the Real MEAT Act, that could require changes to our product labeling and marketing, including identifying products as “imitation” meat products, and that would give USDA certain oversight over the labeling of plant-based meat products. If similar bills gain traction and ultimately become law, we could be required to identify our products as “imitation” on our product labels. Further, the FDA recently issued draft guidance on naming plant-based meat alternatives that could impact our naming conventions on various products; while not binding, the guidance, when finalized, will reflect the FDA’s current thinking and expectations. Canadian Food and Drug Regulations also provide requirements for “simulated meat” products, including requirements around composition and naming. Additionally, regulators have expressed concerns about “highly processed” or “ultra-processed” foods and the “generally recognized as safe” (GRAS) process for getting food ingredients to the market. The FDA has indicated that it plans to propose reforms to the GRAS process for food ingredients and multiple GRAS reform proposals have been introduced in Congress. If finalized, these reforms could change the process for assessing the GRAS status of ingredients Beyond Meat uses in its products. The administration also released the latest Dietary Guidelines for Americans in January 2026, which urge the consumption of whole foods and the avoidance of highly processed foods.
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
In parallel to the litigation before the CJEU against the Contested Decree, on August 23, 2023, France published a proposal for a new decree replacing the Contested Decree (the “New Decree”) which essentially maintained the prohibition on meaty names for products containing a certain percentage of plant-based proteins. The New Decree was adopted on February 26, 2024 and subsequently suspended on April 10, 2024 by the French High Administrative Court. On March 1, 2024, the CJEU requested the French High Administrative Court to provide its view on the impact of the adoption of the New Decree on the litigation against the Contested Decree, and whether it should be declared moot or it should be allowed to proceed. On March 14, 2024, the French High Administrative Court responded to the CJEU's request for information asking it to rule in the proceedings. On April 15, 2024, the CJEU decided that the litigation against the Contested Decree would proceed, and that an oral hearing was not necessary. On October 4, 2024, the CJEU ruled that the Contested Decree’s ban on meat names for plant-based foods was unlawful under EU law, setting a precedent on the extent to which EU member states may regulate the naming of plant-based foods at the national level in the absence of harmonization at the EU level. In its judgment, the CJEU also ruled that “meat” is defined under EU law as “edible parts of certain animals.” The Company is taking the view that the CJEU’s interpretation only affects the use of the term in the sales denomination on the label and not the use of the term in marketing and advertising materials. Following the CJEU’s judgment, the case was referred back to the French High Administrative Court, which, on January 28, 2025, annulled the Contested Decree and the New Decree.
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
In December 2023, Italy adopted a law prohibiting names to indicate foodstuffs of animal origin to describe, market or promote foodstuffs containing vegetable proteins (“Italian Law”). The Italian Law requires the Ministry of Agriculture to adopt a decree with the names that may not be used to describe plant-based products by February 16, 2024. However, on January 29, 2024, the European Commission issued a formal letter informing the Italian government that the Italian Law was adopted in violation of EU law, and is thus not applicable or enforceable. On February 28, 2024, the Italian Minister for Agriculture confirmed that the adoption of an implementing decree is currently suspended. We are not aware of any steps taken by the Italian government to adopt the implementing decree, nor have the authorities attempted to enforce the Italian Law. The judgment of the CJEU concerning the French ban will likely affect the approach taken by Italy in the future.
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
EU member states may reflect on the CJEU judgment and take a position on whether to adopt national measures or rely on existing legislation. Such measures could affect our ability to use certain terms for our plant-based products in the future. Moreover, in light of the CJEU judgment, EU member state regulatory authorities may take action with respect to the use of the term “meat” or similar terms in advertising materials and other labeling (beyond the sales denomination), such that we are unable to use those terms with respect to our plant-based products, we could be subject to enforcement action or recall of our products marketed with these terms, we may be required to modify our marketing strategy, or required to identify our products as “imitation” in our product labels, and our business, prospects, results of operations or financial condition could be adversely affected.
For instance, the Belgian Inspectorate of the Ministry of Economy has taken the view that the Belgian Royal Decree of March 8, 1985 on the manufacture and trade of fresh minced meat restricts certain denominations to meat-based products. Belgian authorities have initiated proceedings against a retailer in Belgium selling Beyond Meat products, challenging the use of terms such as “gehakt” (“mince”) and “burger” for plant-based alternatives. In March 2025, the case was under review by the Belgian Food Safety Agency. To date, no further procedural steps or decisions have been communicated by the competent authorities. While we believe the Company has a defendable position, as the Royal Decree does not specifically reserve these terms for meat-based products, we are monitoring the situation closely to assess any potential impact on product labeling and marketing.
Moreover, the Netherlands Food and Consumer Product Safety Authority sent our European co-manufacturer, The New Plant, a warning letter indicating that the use of the term “gehakt” (“mince”) contravened the Dutch Commodities Act on Meat, Minced Meat and Meat Products. While we believe the Company has a defendable position, we have chosen to amend our labelling voluntarily going forward.
In July 2025, the European Commission published a Proposal for a Regulation to amend Annex VII of Regulation (EU) No 1308/2013, which governs the common organization of the markets in agricultural products. The Proposal aims to introduce a new Part Ia to Annex VII, titled “Meat and Meat Product Designations”, defining “meat” as the “edible parts of an animal” and restricting the use of “meat products” along with several related terms exclusively to products derived from meat of animal origin. Under the current draft, these restrictions would apply not only to the name of the product but also at “all stages of marketing”. While still in the early stages of the legislative process and subject to potential changes, the Proposal, if adopted, could impact the Company’s ability to use certain words in connection with plant-based products across all EU member states.
In October 2025, the European Parliament adopted a more restrictive amendment under a separate, more advanced legislative proposal, expanding the scope of reserved “meaty” terms (including examples such as “burger” and “sausage”). Following the Parliament’s vote, the European Commission, the European Parliament, and the Council entered informal trilogue negotiations to agree on a common text. Reportedly, during the last trilogue meeting held on March 5, 2026, the EU Institutions reached a provisional political agreement on a draft text that would reserve a list of approximately 31 terms, including “meat,” “chicken,” “steak,” and “bacon” for products of animal origin. Conversely, certain terms such as “burger” and “sausage” may not be included among the reserved terms. On March 19, 2026, the Council published the text of the provisional agreement which will require formal approval by the European Parliament and the Council before it can enter into force.
Developments have also occurred outside the EU. On May 2, 2025, the Swiss Federal Supreme Court upheld the appeal brought by the Federal Department of Home Affairs concerning the use of certain meaty names for plant-based alternatives. According to the publicly available outcome and core reasoning, the court ruled that the use of the term “chicken” (“poulet”) for a plant-based product that does not contain any meat is misleading and, therefore, prohibited under Swiss law. In doing so, the court seems to confirm the position of the Federal Food Safety and Veterinary Office, as previously outlined in Information Letter 2020/3.1, which also prohibited the use of certain animal species names for plant-based products.
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
Our business exposes us to significant potential risk from lawsuits, investigations, inquiries, examinations and other legal or regulatory proceedings. As a result, from time to time, we may be party to various claims and proceedings. We evaluate these claims and proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates. For information regarding pending legal proceedings, please see Item 3, Legal Proceedings, and Note 12, Commitments and Contingencies, to the Notes to Consolidated Financial Statements included elsewhere in this report.
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
The market price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to many factors discussed in this “Risk Factors” section, including:
•general economic, market and political conditions, including the impact of inflation and high interest rates across the economy and negative effects on consumer confidence and spending levels;
•the impact of geopolitical tensions and international conflicts, including the military conflicts in Europe and the Middle East, on the global economy, inflation, fuel prices and our business;
•a further decrease in demand, and the underlying factors negatively impacting demand, in the plant-based meat category, including the exacerbation of weakness in the category by the macroeconomic trends discussed in this report, which may continue to impact demand for our products;

•actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;
•announcements of innovations by us or our competitors;
•announcement by competitors or new market entrants of their entry into or exit from the plant-based meat market and changes in the competitive landscape, including due to industry consolidation or realignment;
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
•speculation regarding public customer announcements, geographic expansion or new product launches;
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
•our cash position;
•our indebtedness and ability to pay such indebtedness, as well as our ability to comply with covenants under the Loan and Security Agreement and the indentures governing the Notes;
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
•the effects of pandemics, epidemics or other public health crises; and
•other events or factors, many of which are beyond our control.
Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, tariffs, international currency fluctuations, or the effects of disease outbreaks or pandemics, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. For example, we are currently subject to a securities class action lawsuit filed against us alleging federal securities law violations with respect to past disclosure. We are also currently subject to a shareholder derivative lawsuit related, in part, to this securities class action lawsuit. Securities litigation, and any other type of litigation, brought against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business and adversely affect our results of operations.
If our stock price continues to remain below $1.00, our common stock may be subject to delisting from Nasdaq.
On March 4, 2026, we received a deficiency notice from the Nasdaq Listing Qualifications Department notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until August 31, 2026 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days before the Compliance Date. If we do not regain compliance with the Minimum Bid Price Requirement by August 31, 2026, we may be eligible for additional time to regain compliance. To qualify, we would be required to transfer to The Nasdaq Capital Market and meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If the Company meets these requirements, following a transfer to The Nasdaq Capital Market, Nasdaq will inform the Company that it has been granted an additional 180 calendar days to regain compliance. However, if it appears that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice that the Company’s securities are subject to delisting, at which point the Company would have an opportunity to appeal the delisting determination to a hearings panel. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules. To the extent that we are unable to resolve the listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in an even lower share price for our common stock.
Future sales or issuances of our common stock in the public market could cause our share price to fall.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. We have and may continue to sell additional shares of common stock in public or private offerings, and may also sell or issue securities convertible into common stock. For example, in connection with the Exchange Offer, we issued a total of 317,834,446 shares of common stock, which had a dilutive effect on our stockholders. Additionally, as of December 31, 2025, we sold an aggregate of 68,639,102 shares of common stock under an “at the market” offering program (the “ATM Program”), which had a dilutive effect on our stockholders. Furthermore, as of December 31, 2025, 9,558,635 shares were reserved for potential issuance upon the exercise of the Warrants. Up to approximately 120,000,000 additional shares may be issuable upon conversion of the 2030 Notes at the base conversion rate (prior to giving effect to any make-whole payments payable upon such conversion), that, in each case, may be resold in the public market. The 2030 Notes also contain certain provisions relating to the payment of interest in the form of common stock (or payment-in-kind interest) as well as certain mandatory equitizations that could result in further dilution in excess of such amount.
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
We expect to raise significant additional capital through the issuance of additional equity and/or debt securities, and/or incur other indebtedness, some or all of which may, subject to the covenants in the agreements governing our indebtedness, be secured, to continue to fund our operations and repay our indebtedness in the future. To continue bolstering our balance sheet, subject to our compliance with applicable laws, agreements to which we are party market conditions, we expect to raise additional capital through the issuance of equity and/or debt securities, which will result in additional dilution to our existing stockholders and may negatively impact the market price of our common stock. Any issuance of additional equity or debt securities may be for cash or in exchange for our outstanding Notes, which could have a further highly dilutive effect on current stockholders and could negatively affect the trading price of our common stock. Similarly, if the Lenders exercise their Warrants pursuant to the Warrant Agreement, the resulting issuance of our common stock to such Lenders would have a further dilutive effect on our current stockholders and could negatively affect the trading price of our common stock. In addition to resulting in additional dilution to our existing stockholders or negatively affecting the trading price of our common stock, any such potential financings may result in the imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. For example, the Loan and Security Agreement and the indenture governing the 2030 Notes contains covenants that restrict our ability to engage in certain transactions and could limit our ability to raise additional financing. Furthermore, any securities issued pursuant to potential financings may include rights that are senior to our shares of common stock.
Sales or issuances of our common stock, by us or otherwise, or the perception in the market that the holders of a large number of shares of our common stock intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We cannot predict the size of future sales or issuances of our common stock or securities convertible into our common stock or the effect, if any, that any such future sales or issuances will have on the market price of our common stock.
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
As of December 31, 2025, inclusive of the attribute reduction and current year operations, the Company had accumulated federal, state and foreign net operating loss carryforwards of approximately $671.6 million, $284.5 million and $133.0 million, respectively, of which all federal net operating losses and approximately $52.6 million of the state net operating losses do not expire. The remaining state and foreign tax loss carryforwards begin to expire in 2034 and 2026, respectively, unless previously utilized. Utilization of the Company’s net operating loss and tax credit carryforwards is likely subject to a substantial annual limitation due to the ownership change limitations provided by the Code and similar state provisions. In addition, any issuance of shares and/or other securities in exchange for the Notes may result in a utilization of a significant amount of our operating loss and tax credit carryforwards.
The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. The Exchange Offer resulted in generating cancellation of indebtedness income that was excluded from taxable income pursuant to IRC Section 108(a)(1)(B). As required by IRC Section 108(b), the excluded amount was applied to reduce the Company’s tax attributes resulting in reductions to the Company’s federal and state net operating loss carryforwards of approximately $649.2 million and $260.3 million, respectively, with a corresponding decrease to the valuation allowance. In addition, any future changes in our stock ownership (including, for example, as a result of any sales or issuances of a substantial number of shares of our common stock or other equity-linked securities), which may be outside of our control, may trigger another ownership change and, consequently, further Section 382 and 383 limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset such taxable income may be subject to limitations, which could potentially result in increased future income tax liability to us.

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
As of the date of this filing, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For additional information, see Part I, Item 1A, Risk Factors—Risks Related to Our Intellectual Property, Information Technology, Cybersecurity and Privacy—A cybersecurity incident, other technology disruptions or failure to comply with laws and regulations relating to privacy and the protection of data relating to individuals could negatively impact our business, our reputation and our relationships with customers.
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
Our IT team, including our Director of IT, is responsible for assessing and managing our material risks from cybersecurity threats. The Director of IT reports to the Chief Financial Officer, who, together with the Director of IT, is responsible for escalating material cybersecurity risks and incidents to the Risk Committee. The IT team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Members of our IT team have more than ten years of experience in information technology and cybersecurity across a range of industries. The team maintains technical expertise in systems, security and network administration and participates in ongoing professional development, including regular cybersecurity training and awareness programs.
Our IT team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents. Our cybersecurity risk management program is informed by industry standards, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework. We engage independent third-party cybersecurity service providers to assist with 24/7 security monitoring, threat detection, incident response, vulnerability assessments, and periodic testing of our controls. These efforts may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
ITEM 2. PROPERTIES.
Our principal facilities, which are leased except where otherwise indicated, are as follows:

Primary Use	Location	Approximate Area (RSF)	Expiration Date
United States:
Production of woven protein and dry blend flavor systems	Columbia, MO	64,000	8/01/2028
Warehousing and dry blending	Columbia, MO	142,000	Owned
Production of finished goods	Devault, PA	86,000	Owned
Corporate headquarters, lab and innovation(1)	El Segundo, CA	220,591	11/30/2033
International:
Production of woven protein and dry blend flavor systems	Enschede, the Netherlands	46,000	Owned
Warehousing(2)	Enschede, the Netherlands	80,040	1/31/2029
Production of woven protein and finished goods(3)	Jiaxing, China	38,000	9/09/2027
______________
(1)As of December 31, 2025, Phase 1-A and Phase 1-B consisting of approximately 142,000 rentable square feet has been completed and delivered to the Company. In May 2025, we entered into the Second Amendment, which provided for, among other things, the surrender of approximately 61,556 rentable square feet of the existing premises and continued leasing of approximately 220,519 rentable square feet of the existing premises under the Campus Lease, In July 2025, we entered into the Varda Sublease which provided for the sublease of approximately 54,749 rentable square feet of our retained premises subject to the Campus Lease. See Note 5, Leases—Varda Sublease, to the Notes to Consolidated Financial Statements included elsewhere in this report.

(2)In 2022, we entered into an agreement to purchase certain warehousing property on a neighboring site to our manufacturing facility in Europe located in Enschede, the Netherlands, for cash consideration of approximately €6.3 million. Given our intention to reduce our overall operating expenses and cash expenditures, on February 2, 2024, we terminated the purchase agreement and entered into a lease agreement with the subsequent purchaser of the property (the “Enschede Property Lease”) to lease the property. See Note 5, Leases—Enschede Property, to the Notes to Consolidated Financial Statements included elsewhere in this report.
(3)As part of our Global Operations Review, on February 24, 2025, our board of directors approved a plan to suspend our operational activities in China, which ceased as of the end of 2025. In addition, as a result of management finalizing its decision to cease our operations in China indefinitely, we completed an evaluation of our property, plant and equipment in China. Upon valuation of these assets by a third party, assets that were determined to be not salable were fully depreciated, while assets that were determined salable were recorded at estimated fair value, less estimated costs to sell, resulting in non-cash charges of $1.5 million in accelerated depreciation recorded in cost of goods sold and $3.4 million in loss on write-down of assets held for sale recorded in operating expenses in the fourth quarter of 2025.

The lease on our 26,000 square foot facility in Columbia, Missouri, used for the production of woven protein and dry blend favor systems, expired in 2025. In connection with the expiration, we incurred restoration costs of approximately $0.6 million in 2025. The operations previously conducted at this facility were consolidated into our other facilities in Columbia, Missouri.
ITEM 3. LEGAL PROCEEDINGS.
We are subject to various legal proceedings and claims that arise in the ordinary course of our business. The Company establishes an accrued liability for legal matters when those matters present loss contingencies that are both probable and estimable. No loss contingency is recorded for matters where such losses are either not probable or reasonably estimable (or both). For a description of our material pending legal proceedings, please see Note 12, Commitments and Contingencies—Litigation, to the Notes to Consolidated Financial Statements included elsewhere in this report. Although it is reasonably possible that actual losses could be in excess of the Company’s accrual, the Company is unable to estimate a reasonably possible loss or range of loss in excess of its accrual, due to various reasons, including, among others, that: (i) the proceedings are in early stages or no claims have been asserted, (ii) specific damages have not been sought in all of these matters, (iii) damages, if asserted, are considered unsupported and/or exaggerated, (iv) there is uncertainty as to the outcome of pending appeals, motions or settlements, (v) there are significant factual issues to be resolved, and/or (vi) there are novel legal issues or unsettled legal theories presented. It is not possible to predict the ultimate outcome of all pending legal proceedings, and some of the matters discussed elsewhere in this report seek or may seek potentially large and/or indeterminate amounts. Any such loss or excess loss could have a material effect on the Company’s business, financial condition, results of operations or cash flows. The final results of any current or future proceeding cannot be predicted with certainty, and until there is final resolution on any such matter that we may be required to accrue for, we may be exposed to loss in excess of the amount accrued. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock began trading on the Nasdaq Global Select Market under the symbol “BYND” on May 2, 2019. Prior to that date, there was no public trading market for our common stock.
On March 4, 2026, we received a deficiency notice from the Nasdaq Listing Qualifications Department notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock has been below the minimum $1.00 per share required for continued listing on the Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1). The Nasdaq deficiency notice has no immediate effect on the listing of our common stock, and our common stock will continue to trade on The Nasdaq Global Select Market under the symbol “BYND” at this time. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.
In addition, on April 6, 2026, we received an expected deficiency letter (the “Notice”) from Nasdaq notifying us that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of the failure to timely file this report, as required for continued listing on The Nasdaq Global Select Market. The Notice has no immediate effect on the listing or trading of our common stock. The Notice indicated that the Company must, no later than June 5, 2026, submit a plan to regain compliance with respect to the filing requirement. However, as a result of filing this report, we believe we have regained compliance with the Nasdaq Listing Rule, which eliminates the need for us to submit a formal plan to regain compliance.
Holders
As of April 7, 2026, there were 154 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
The following graph depicts the total cumulative stockholder return on our common stock from December 31, 2020 through December 31, 2025, relative to the performance of the NASDAQ Composite Index and the S&P Food and Beverage Select Industry Index, a peer group that includes Beyond Meat. The graph assumes an initial investment of $100.00 at the close of trading on December 31, 2020 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

**COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN***
**Among Beyond Meat, Inc., the NASDAQ Composite Index, and the S&P Food & Beverage Select Industry Index**

300
250
200
150
100
50
0
US$
12/20
12/21
12/22
12/23
12/24
12/25
Year Ended
Beyond Meat, Inc.
NASDAQ Composite
S&P Food & Beverage Select Industry Index

Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, Risk Factors, and Note Regarding Forward-Looking Statements included elsewhere in this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Overview
Beyond Meat is a leading plant-based meat company offering a portfolio of revolutionary plant-based meats and other innovative plant-based food and beverage products. We seek to deliver the power of plants to consumers through our plant-based meat products, an innovation that enables consumers to experience the taste, texture and other sensory attributes of popular animal-based meat products while enjoying the nutritional and environmental benefits of eating our plant-based meat products, and adjacent products that deliver taste and macronutrients from plants and plant-based ingredients. Our brand promise, “Eat What You Love,” represents a strong belief that there is a better way to feed our future and that the positive choices we all make, no matter how small, can have a great impact on our personal health and the health of our planet. By shifting from animal-based meat to plant-based meat, we can positively impact four growing global issues: human health, climate change, constraints on natural resources and animal welfare.
We sell a range of plant-based meat products across our three core platforms of beef, pork and poultry. As of December 2025, Beyond Meat branded products were available across mainstream grocery, mass merchandiser, club store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools, with certain of our products available generally for a limited time exclusively through our Beyond Test Kitchen DTC channel, which we launched in the fourth quarter of 2025.
As the demand for plant-based meat products has continued to decline persistently over the past three years, we have continued to adjust to the changing market landscape and evolving patterns in consumer demand to position Beyond Meat for long-term growth. In addition to our cost-cutting initiatives, discussed in more detail below, we have taken steps to broaden our distribution channels, including direct-to-consumer sales, optimize our distributor relationships and seek more effective consumer input to enable us to respond to shifts in consumer preferences. For example, we launched our Beyond Test Kitchen DTC platform, in the fourth quarter of 2025, giving consumers early access to new plant-based protein products, generally for a limited time, which allows us to test new products directly with consumers and obtain consumer feedback and make adjustments before investing in potential broader product release. We have also sought to further simplify and improve the quality of product ingredients, including with the use of avocado oil in many of our products. We have also taken our first step in expanding our product portfolio to product adjacencies with the introduction in January 2026 of Beyond Immerse, a plant-based protein beverage. With the completion of the Exchange Offer in October 2025, we have also restructured our debt, and we are continuing to impose operating discipline throughout our company. We continue to focus on expanding our share of the market for plant-based meat products, particularly in select markets and geographies where we see both short- and long-term opportunities for growth, as well as where we believe we can position ourselves as the go-to provider of healthy and desirable plant-based meats and other plant-based products.
Net revenues decreased to $275.5 million in 2025 from $326.5 million in 2024, representing a 15.6% decrease. We have a history of losses and negative cash flows from operating activities. We have experienced net losses in almost every period since our inception. Although we recorded net income of $219.0 million in 2025, primarily driven by the gain on debt restructuring, net of exchange fees, of $548.7 million resulting from the Exchange Offer, we incurred loss from operations of $333.6 million in 2025 (compared to loss from operations of $156.1 million and $341.9 million, in 2024 and 2023, respectively) and net losses of $160.3 million and $338.1 million in 2024 and 2023, respectively, as persistent weak demand in the plant-based meat category and for our products, changes in product sales mix and distribution losses in certain channels, among other things, resulted in declines in our net revenues that we were unable to offset with commensurate cost-reductions. In 2025, 2024 and 2023, we incurred negative cash flows from operating activities of $144.9 million, $98.8 million and $107.8 million, respectively.
Our operating environment continues to be negatively affected by several challenges, including, but not limited to, ongoing, further weakened demand in the plant-based meat category and for our products, particularly in the refrigerated subsegment, among others, adverse changes in consumer tastes and perceptions about plant-based meat, broad macroeconomic headwinds including inflation, high interest rates, waning consumer confidence and potential recessionary concerns in certain geographic regions, adverse changes in consumers’ perceptions about the health attributes of our products, increased competitive activity in the plant-based meat category, global events such as the ongoing war between Russia and Ukraine and the escalating armed conflict in the Middle East involving the United States, Israel and Iran, and their impacts on the surrounding areas and global economy, current and proposed future tariffs as well as their potential impact on availability of raw materials and/or distribution of our products, and increased uncertain surrounding international trade policy and regulations, including through the implementation of retaliatory tariffs or related counter-measures and the negative effects of anti-American sentiment, among others, all of which have had and could continue to have unforeseen impacts on our actual realized results. In recent periods, our net revenues, gross profit, gross margin, earnings and cash flows have been adversely impacted by the following, each of which may continue to impact our business and financial condition in the future.
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
•the impact of general economic conditions in the U.S. and international markets on us, our customers, our suppliers, our vendors and consumers, including concerns related to inflation, geopolitical and economic uncertainty and instability, the escalating armed conflict in the Middle East involving the United States, Israel and Iran, and its impact on the surrounding areas and global economy, a potential recession, the shutdown of the federal government including regulatory agencies, tariffs and trade wars, increased energy and fuel costs, and the effects of those conditions on consumer spending;
•unfavorable changes in consumers’ perceptions about the health attributes of plant-based meats, including our products, and increased competitive activity;
•deceleration of the adoption of plant-based meat across Europe and ongoing regulatory uncertainty about labeling and marketing practices, which could negatively impact our ability to expand distribution of our products;
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
•increased cost of goods sold per pound due to input cost inflation, including higher transportation, storage, raw materials, energy, labor and supply chain costs;
•potential disruption to our supply chain generally caused by distribution and other logistical issues, including the impact of cyber incidents at suppliers and vendors; and
•labor needs at the Company as well as in the supply chain and at customers.
Cost-Reduction Initiatives and Global Operations Review
A key component of achieving our long-term business strategy is to achieve cost leadership and continue driving the cost of our products down over time. In response to the difficult environment and the negative impact of certain factors on our business and the overall plant-based meat category, beginning in 2022 we pivoted our focus toward sustainable long-term growth supported by three pillars: (1) driving margin recovery and operating expense reduction through the implementation of lean value streams across our beef, pork and poultry platforms; (2) inventory reduction and cash flow generation through more efficient inventory management; and (3) focusing on near-term retail and foodservice growth drivers while supporting key strategic long-term partners and opportunities.
In 2023, we initiated our Global Operations Review, which involves narrowing our commercial focus to certain anticipated growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. These efforts have to date included or resulted in, and may in the future include or result in, the exit or discontinuation of select product lines; changes to our pricing architecture within certain channels; cash-accretive inventory reduction initiatives; non-cash charges such as provision for excess and obsolete inventory and potential additional impairment charges, write-offs, disposals and accelerated depreciation of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; workforce reductions; and the cessation of our operational activities in China in 2025.
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
On February 24, 2025, our board of directors approved a plan to reduce our workforce in North America and the EU by approximately 44 employees, representing approximately 17% of our global non-production workforce (or approximately 6% of our total global workforce) (the “February 2025 RIF”). The decision was based on cost-reduction initiatives intended to reduce operating expenses. In 2025, we recorded one-time cash charges of approximately $1.2 million in connection with the 2025 February RIF, primarily consisting of severance payments, employee benefits and related costs, in all cases, provided to departing employees and contract termination costs. The February 2025 RIF was substantially complete as of the end of the third quarter of 2025.
In addition, as part of our Global Operations Review, on February 24, 2025, our board of directors approved a plan to suspend our operational activities in China, which ceased as of the end of 2025. As part of this plan, we reduced our workforce in China by approximately 20 employees, representing approximately 95% of our China workforce (or approximately 3% of our total global workforce) (the “China RIF”). The decision to suspend our operational activities in China was based on cost-reduction initiatives intended to reduce operating expenses. In 2025, we recorded one-time cash charges of approximately $0.4 million in connection with the China RIF, primarily consisting of severance payments, employee benefits and related costs, in all cases, provided to departing employees, and contract termination costs. The China RIF was substantially complete as of the end of the third quarter of 2025.
In addition, as a result of our decision to suspend our operational activities in China, we have recorded $6.4 million in accelerated depreciation related to the reassessment of useful lives of certain assets in the year ended December 31, 2025. Furthermore, for the year ending December 31, 2026, we expect to record approximately $2.2 million in accelerated depreciation for our remaining leasehold improvement assets in China. The calculation of the charges we estimate are subject to uncertainties and based on a number of assumptions, including applicable legal requirements and asset disposition plans; the actual charges incurred may differ from the estimates disclosed above.
On August 6, 2025, management approved a plan to reduce our workforce in North America by approximately 40 employees, representing approximately 5% of our total global workforce (the “August 2025 RIF”). This decision was based on cost-reduction initiatives intended to reduce cost of goods sold and operating expenses. In 2025, we recorded one-time cash charges of approximately $1.1 million in connection with the August 2025 RIF, primarily consisting of severance payments, employee benefits and related costs, in all cases, provided to departing employees. In aggregate, the August 2025 RIF is expected to result in approximately $5.0 million to $6.0 million in cash compensation expense savings, and an additional approximately $0.5 million to $1.0 million in non-cash savings related to previously granted, unvested stock-based compensation that would have been earned over the twelve months following the August 2025 RIF. The August 2025 RIF was substantially complete as of the end of the third quarter of 2025.
In the fourth quarter of 2025, through our Transformation Office led by our interim Chief Transformation Officer, we accelerated the work of our Global Operations Review and implemented further actions intended to, among other things, position the business for a more fundamental resizing of operating expenses, drive margin recovery, including through targeted investments in our facilities and supply chain cost-reductions, reduce inventory and associated carrying costs through SKU rationalization and the discontinuation of certain product lines, and preserve cash and monetize non-strategic or idle assets. In connection with these actions, in the fourth quarter of 2025, we recorded an incremental provision for excess and obsolete inventory in the amount of $2.4 million as a result of SKU rationalization and the decision to discontinue certain product lines. In addition, we identified certain property, plant and equipment that was no longer deemed core to our strategic objectives or required for our future operations and recorded these assets at estimated fair value, less estimated costs to sell, in Assets held for sale in our consolidated balance sheet as of December 31, 2025, resulting in non-cash charges of $45.6 million in loss on write-down of assets held for sale recorded in operating expenses in the fourth quarter of 2025.
In addition, as a result of management finalizing its decision to cease our operations in China indefinitely, we also completed an evaluation of our property, plant and equipment in China. Upon valuation of these assets by a third party, assets that were determined to be not salable were fully depreciated, while assets that were determined salable were recorded at estimated fair value, less estimated costs to sell, in Assets held for sale in our consolidated balance sheet as of December 31, 2025, resulting in non-cash charges of $1.5 million in accelerated depreciation recorded in cost of goods sold and $3.4 million in loss on write-down of assets held for sale recorded in operating expenses in the fourth quarter of 2025. Furthermore, for the year ending December 31, 2026, we expect to record approximately $2.2 million in accelerated depreciation for our remaining leasehold improvement assets in China unrelated to the assets held for sale noted above. See Note 7, Property, Plant and Equipment, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Total loss on write-down of assets held for sale recorded in operating expenses in the year ended December 31, 2025 was $49.0 million. As of December 31, 2025 and 2024, we had $9.4 million and $1.9 million, respectively, in Assets held for sale in our consolidated balance sheet. We expect these assets held for sale will be sold within one year.
The following table summarizes the non-cash charges recorded in our consolidated statement of operations in 2025 as a result of the cessation of our operational activities in China:

(in thousands)	2025
Cost of goods sold:
Inventory write-offs	$260
Accelerated depreciation	5,575
Research and development expenses:
Accelerated depreciation	915
SG&A expenses:
Loss on write-down and write-off of assets	3,712
Total	$10,462
The following table summarizes the non-cash charges recorded in our consolidated statement of operations in 2025 as part of our Global Operations Review.

(in thousands)	2025
Non-cash charges recorded in cost of goods sold:
Incremental excess and obsolescence provision arising from strategic decisions(1)	$6,672
Expenses related to cessation of operational activities in China	5,835
Total non-cash charges recorded in cost of goods sold	$12,507
Non-cash charges recorded in operating expenses:
Loss on write-down of assets held for sale(2)	$48,987
Expenses related to cessation of operational activities in China	1,272
Total non-cash charges recorded in operating expenses	50,259
Total	$62,766
_________
(1) Includes an incremental provision for excess and obsolete inventory recorded in the fourth quarter of 2025 in the amount of $2.4 million as a result of SKU rationalization and the decision to discontinue certain product lines.
(2) Includes $45.6 million in loss on write-down of assets held for sale relating to certain property, plant and equipment that was no longer deemed core to our strategic objectives or required for our future operations and $3.4 million in loss on write-down of assets held for sale in connection with the cessation of our operational activities in China.

We may not be able to fully realize the cost savings and benefits initially anticipated from our cost-reduction initiatives and Global Operations Review, and the realized costs may be greater than expected. See Part I, Item 1A, Risk Factors—Risks Related to Our Business—Our strategic initiatives to optimize our operations and product portfolio and improve our cost structure could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions, including achieving and/or sustaining our profitability, cash flow and financial performance objectives.

Impairment of Long-Lived Assets
In the three months ended September 27, 2025, the following triggering events indicated that the carrying amount of our long-lived assets may not be fully recoverable:
•lower than expected performance in the third quarter of 2025;
•a sustained decline in our stock price, resulting in a decrease in market capitalization; and
•our determination in the third quarter of 2025 that the ongoing softness in the plant-based meat category is likely to persist longer than previously anticipated.
We performed a quantitative assessment in accordance with ASC 360 and concluded that an impairment of our long-lived assets existed as of September 27, 2025. As a result of this assessment, we recorded an impairment loss of $51.3 million (as corrected; see Item 9B, Other Information, included elsewhere in this report) related to our long-lived assets in the third quarter of 2025, including (a) $35.8 million for Property, plant and equipment, net, (b) $0.9 million for Operating lease right-of-use assets, and (c) $14.6 million for Prepaid lease costs, non-current. The impairment loss is included in Loss from impairment of long-lived assets in our consolidated statement of operations for the year ended December 31, 2025. During the fourth quarter of 2025, we completed our annual assessment of our long-lived assets and determined that there were no additional indicators of impairment to the remaining carrying amounts of our long-lived assets. See Note 2, Summary of Significant Accounting Polices—Impairment of Long-Lived Assets, and Note 8, Impairment of Long-Lived Assets, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Correction of Previously Issued Interim Condensed Consolidated Financial Statements
In the process of completing its fourth quarter and year-end 2025 financial close procedures, and in addition to the previously identified material weakness disclosed in the quarterly report on Form 10-Q for the quarter ended September 27, 2025, the Company determined that a material weakness in internal control over financial reporting existed as of December 31, 2025, related to controls associated with the accounting for its inventory provision, including amounts recorded for the provision for excess and obsolete inventory. See Item 9A, Control and Procedures, included elsewhere in this report. As part of its fourth quarter and year-end financial close procedures, and in reviewing the impact of the identified material weaknesses on the Company’s financial statements, the Company identified certain errors related to its previously issued interim condensed consolidated financial statements for 2025. Specifically, for the first three quarters of 2025, the errors resulted in an understatement of cost of goods sold and certain selling, general and administrative expenses, and an overstatement of loss from impairment of long-lived assets in the third quarter of 2025. Management believes that the errors are immaterial to the previously issued quarterly condensed consolidated financial statements for the first three quarters of 2025. See Part II, Item 9B, Other Information, included elsewhere in this report.
Components of Our Results of Operations and Trends and Other Factors Affecting Our Business
Net Revenues
We generate net revenues primarily from sales of our products to our customers across mainstream grocery, mass merchandiser, club store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools, mainly in the United States, the EU and Canada, with certain of our products available generally for a limited time exclusively through our Beyond Test Kitchen DTC channel, which we launched in the fourth quarter of 2025. Following the initiation of our Global Operations Review, in recent periods, as part of our effort to reduce excess or obsolete inventory and generate incremental cash, we have also generated net revenues from ingredient sales.

We present our net revenues by geography and distribution channel as follows:

Distribution Channel	Description
U.S. Retail	Net revenues from retail sales to the U.S. market (including direct-to-consumer sales) and, sales to TPP (as defined below)(1)(2)
U.S. Foodservice	Net revenues from restaurant and foodservice sales to the U.S. market
International Retail	Net revenues from retail sales to international markets, including Canada
International Foodservice	Net revenues from restaurant and foodservice sales to international markets, including Canada
_____________
(1)Net revenues associated with Beyond Meat Jerky sold to the Planet Partnership, LLC (“TPP”) in the years ended December 31, 2025, 2024 and 2023 were $0, $0 and $5.3 million, respectively. As part of our Global Operations Review, in 2023, we made the decision to discontinue the Beyond Meat Jerky product line and discontinued it in 2024.
(2)Includes net revenues from ingredient sales. Net revenues from ingredient sales in the years ended December 31, 2025, 2024 and 2023, were $0.4 million, $2.4 million and $0.8 million, respectively.

The following factors and trends in our business have driven net revenue generation in prior periods and are expected to be key drivers of net revenue generation over time, subject to the challenges discussed herein:
•the level of penetration across our retail channel, including mainstream grocery, mass merchandiser, club store and natural retailer channels, and our foodservice channel, including the desire by colleges and schools, foodservice establishments, including large Full Service Restaurant and/or global QSR customers, to add plant-based products to their menus and to highlight and retain these offerings;
•the timing and success of our efforts to expand distribution channels, including our direct-to-consumer (DTC) channel, and the timing and success, including customer and consumer acceptance, of recently launched or new products such as Beyond Immerse, and our ability to secure broader distribution of recently launched or new products in retail channels;
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
•distribution expansion, the timing, success and level of trade and promotion discounts, market share growth, increased sales velocity, household penetration, repeat purchases, buying rates (amount spent per buyer) and purchase frequency across our channels, including the success of our direct-to-consumer (DTC) sales efforts, including through our Beyond Test Kitchen platform, and promotional programs at attracting new users to the plant-based meat category;
•international sales of our products across geographies, markets and channels as we seek to expand the breadth and depth of our international distribution and grow our numbers of international customers;
•our operational effectiveness and ability to fulfill orders in full and on time;
•our continued innovation and product commercialization, including the introduction of new products and improvement of existing products, such as our Beyond IV generation of products, that would enable us to appeal to a broad range of consumers, specifically those who typically eat animal-based meat, and the introduction of new products as we broaden our product portfolio to include plant-based foods and beverages, such as Beyond Immerse, with a focus on product intrinsics and compelling macronutrients;
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
•investment in in-store execution and field resources focused on shelf availability, in-store presence and merchandising, including building out concentrated brand blocks and targeted promotions to drive increased sales;
•overall market trends, including consumer awareness and demand for nutritious, convenient and high protein plant-based foods; and
•localized production and third-party partnerships to improve our cost of production and increase the availability, accessibility and speed with which we can get our products to customers internationally.
As we seek to stabilize and grow our net revenues, we continue to face several challenges, including, but not limited to, ongoing, further weakened demand within the plant-based meat category and for our products, adverse changes in consumer tastes and perceptions about plant-based meat, broad macroeconomic headwinds, including inflation, high interest rates, waning consumer confidence and potential recessionary concerns in certain geographic regions, adverse changes in consumers’ perceptions about the health attributes of our products, increased competitive activity in the plant-based meat category, global events such as the ongoing war between Russia and Ukraine and the escalating armed conflict in the Middle East involving the United States, Israel and Iran and their impacts on the surrounding areas and global economy, current and proposed future tariffs as well as their potential impact on availability of raw materials and/or distribution of our products, and increased uncertainty surrounding international trade policy and regulations, including through the implementation of retaliatory tariffs or related counter-measures and the negative effects of anti-American sentiment.
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. At the end of each accounting period, we recognize a contra asset to Accounts receivable for estimated sales discounts that have been incurred but not paid which totaled $6.2 million and $6.8 million as of December 31, 2025 and 2024, respectively. In addition, we have made changes in our pricing architecture including price increases of certain of our products in our U.S. retail and foodservice channels, and may in the future make changes, which may have a negative impact on our net revenues, gross profit, gross margin and profitability, impacting period-over-period results. We continue to face increasing competition across all channels, and we expect that trend to continue, especially as additional plant-based meat product brands continue to enter the marketplace and the competitive landscape continues to evolve, including due to industry consolidation or realignment, and if consumers continue to trade down into cheaper forms of protein, including animal meat, beans and other non-animal protein sources. In response, we expect to continue to invest in promotional discounting to address the current consumer trend with more targeted key selling period activations that we expect will allow us to continue to build brand awareness and increase consumer trials of our products.
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
•finished goods, materials and packaging input cost-reductions and scale of purchasing;
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
•enhanced controls, systems monitoring and management controls over trade spend investments; and
•reviewing and adjusting our pricing architecture.
Gross margin may, however, continue to be negatively impacted by reduced capacity utilization if demand for our products continues to decline, investments in our production infrastructure in advance of anticipated demand, which may not materialize within the expected timeframe if at all, investment in production personnel, partnerships and product pipeline, aggressive pricing strategies and increased discounting, increases in inventory provision, write-down or write-off of excess and obsolete inventory and potentially increased sales to liquidation channels at lower prices, changes in our product and customer sales mix, expansion into new geographies and markets where cost and pricing structures may differ from our existing markets, and underutilization fees, termination fees and other costs to exit certain supply chain arrangements and product lines and, in some instances, certain non-routine charges. Gross margin improvement is also expected to continue to be negatively impacted by the impact of inflation, tariffs and increasing labor costs, materials costs and transportation costs.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, share-based compensation, scale-up expenses, depreciation and amortization expense on research and development assets, and facility lease costs. Our research and development efforts are focused on enhancements to our existing products and production processes in addition to the development of new products. Although we expect to continue to invest in research and development over time, we decreased our research and development expenses in 2025 and expect research and development expenses in 2026 to decrease compared to the levels in 2025 as we continue to focus on reducing and optimizing operating expenses more broadly.
SG&A Expenses
SG&A expenses consist primarily of selling, marketing and administrative expenses, including personnel and related expenses, share-based compensation, outbound shipping and handling costs, non-manufacturing lease expense, depreciation and amortization expense on non-manufacturing and non-research and development assets, charges related to asset write-offs including loss on write-down of assets held for sale, consulting fees and other non-production operating expenses. Marketing and selling expenses include advertising costs, share-based compensation awards to non-employee consultants and brand ambassadors, costs associated with consumer promotions, product donations, product samples and sales aids incurred to acquire new customers, retain existing customers and build brand awareness. Marketing and selling expenses also include payments to customers for which the customer provides a distinct good or service to the Company. Administrative expenses include expenses related to management, accounting, legal, IT and other office functions, including accruals for legal matters when those matters present loss contingencies that are both probable and estimable.
Our operating expenses (as well as capital expenditures) may continue to increase as we innovate and commercialize products; build our brand, seek to expand our distribution and marketing channels and drive consumer adoption of our products; optimize our production capacity through our own internal production facilities, domestically and abroad; support our strategic and other QSR customer relationships; continue building out and optimizing our facilities, including the timing and success of surrendering, subleasing, assigning or otherwise transferring, developing or repurposing the remaining used and excess leased space or negotiating additional partial lease terminations at our Campus Headquarters on terms advantageous to us or at all; invest in our efforts to increase our customer base, supplier network and co-manufacturing partners; scale production across distribution channels; pursue geographic expansion or expand our operations in existing geographies in which we do business; and enhance our technology and production capabilities. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues and margins sufficiently to offset the resulting higher expenses, particularly in light of some of the other challenges we face, for example ongoing and persistent declines in demand in the plant-based meat category and for our products, and broad macroeconomic headwinds. We incur significant expenses in developing our innovative products, building out our facilities, securing an adequate supply of raw materials, obtaining and storing ingredients and other products, and marketing the products we offer. The development of new products may require significant expenditure before we generate substantial revenue from such products, and there is no guarantee that new products that we develop will be successful. In addition, many of our expenses, including some of the costs associated with our existing and any future manufacturing facilities, are fixed. Accordingly, we may not be able to successfully implement our long-term growth strategy or achieve or sustain profitability or positive cash flows, and we may incur significant losses for the foreseeable future.
Loss on Write-down of Assets Held for Sale
We classify long-lived assets determined to be sold as held for sale in the period in which all specified GAAP criteria are met. We initially measure assets classified as held for sale at estimated fair value, less estimated costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met and are recorded in Loss on write-down of assets held for sale in our consolidated statements of operations, if applicable.
Restructuring Expenses
In 2017, management approved a plan to terminate an exclusive supply agreement with one of our co-manufacturers. On October 18, 2022, the parties entered into a confidential written settlement agreement and mutual release in connection with this matter. See Note 4, Restructuring, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Results of Operations
The following table sets forth selected items in our consolidated statements of operations for the respective periods presented:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net revenues	$275,496	$326,452	$343,376
Cost of goods sold	267,850	284,753	426,031
Gross profit (loss)	7,646	41,699	(82,655)
Research and development expenses	23,235	28,149	39,530
Selling, general and administrative expenses	217,757	169,674	203,705
Loss on write-down of assets held for sale	48,987	—	16,639
Loss from impairment of long-lived assets	51,288	—	—
Restructuring expenses	—	—	(631)
Total operating expenses	341,267	197,823	259,243
Loss from operations	$(333,621)	$(156,124)	$(341,898)

The following table presents selected items in our consolidated statements of operations as a percentage of net revenues for the respective periods presented:

	Year Ended December 31,
	2025	2024	2023
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	97.2	87.2	124.1
Gross profit (loss)	2.8	12.8	(24.1)
Research and development expenses	8.4	8.6	11.5
Selling, general and administrative expenses	79.0	52.0	59.3
Loss on write-down of assets held for sale	17.8	—	4.8
Loss from impairment of long-lived assets	18.6	—	—
Restructuring expenses	—	—	(0.1)
Total operating expenses	123.8	60.6	75.5
Loss from operations	(121.0)%	(47.8)%	(99.6)%
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Net Revenues

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
U.S.:
Retail	$124,478	$150,812	$(26,334)	(17.5)%
Foodservice	38,963	47,584	(8,621)	(18.1)%
U.S. net revenues	163,441	198,396	(34,955)	(17.6)%
International:
Retail	$53,166	$59,783	$(6,617)	(11.1)%
Foodservice	58,889	68,273	(9,384)	(13.7)%
International net revenues	112,055	128,056	(16,001)	(12.5)%
Net revenues	$275,496	$326,452	$(50,956)	(15.6)%
Net revenues in 2025 decreased $51.0 million, or 15.6%, compared to the prior year, primarily driven by a 15.9% decrease in volume of products sold, partially offset by a 0.4% increase in net revenue per pound. The decrease in volume of products sold was primarily driven by weak category demand in the U.S. retail and foodservice channels, lower sales of burger products to certain QSR customers in the U.S. and international foodservice channels, and higher trade discounts as well as loss of distribution in the international retail channel. The increase in net revenue per pound was primarily driven by favorable changes in foreign currency exchange rates and price increases of certain of our products, partially offset by higher trade discounts.
Net revenues from U.S. retail channel sales in 2025 decreased $26.3 million, or 17.5%, compared to the prior year, primarily driven by a 17.2% decrease in volume of products sold and a 0.4% decrease in net revenue per pound. The decrease in volume of products sold was primarily driven by weak category demand and reduced points of distribution. The decrease in net revenue per pound was primarily driven by higher trade discounts, partially offset by changes in product sales mix. U.S. retail channel net revenues in 2025 included $0.4 million in ingredient sales, compared to $2.4 million in ingredient sales in 2024. By product, the decrease in U.S. retail channel net revenues was primarily due to decreased sales of Beyond Burger, Beyond Beef, Beyond Sausage, Beyond Breakfast Sausage, Beyond Meatballs and Beyond Beef Crumbles, partially offset by increased sales of Beyond Steak and our value added meal line of products.

Net revenues from U.S. foodservice channel sales in 2025 decreased $8.6 million, or 18.1%, compared to the prior year, primarily driven by an 18.7% decrease in volume of products sold, primarily reflecting weak category demand, lower burger and chicken sales to certain QSR customers and price elasticity effects resulting from price increases of certain of our products, partially offset by a 0.8% increase in net revenue per pound. The increase in net revenue per pound was primarily driven by changes in product sales mix and price increases of certain of our products, partially offset by higher trade discounts. By product, the decrease in U.S. foodservice channel net revenues was primarily due to decreased sales of Beyond Burger and chicken products, partially offset by increased sales of Beyond Steak, ground beef and Beyond Beef Crumbles.
Net revenues from international retail channel sales in 2025 decreased $6.6 million, or 11.1%, compared to the prior year, primarily driven by a 16.2% decrease in volume of products sold, partially offset by a 6.2% increase in net revenue per pound. The decrease in volume of products sold was primarily due to lower sales of burger, ground beef and dinner sausage products in the EU, partially offset by increased sales of steak products. The increase in net revenue per pound was primarily driven by favorable changes in foreign currency exchange rates, changes in product sales mix and price increases of certain of our products, partially offset by higher trade discounts. By product, the decrease in international retail channel net revenues was primarily due to decreased sales of Beyond Burger, dinner sausage products and ground beef, partially offset by increased sales of Beyond Steak and our value added meal line of products.
Net revenues from international foodservice channel sales in 2025 decreased $9.4 million, or 13.7%, compared to the prior year, primarily due to a 12.6% decrease in volume of products sold, primarily due to lower burger sales to certain QSR customers and, to a lesser extent, weak category demand, and a 1.5% decrease in net revenue per pound. The decrease in net revenue per pound was primarily driven by changes in product sales mix and price decreases of certain of our products, partially offset by lower trade discounts and favorable changes in foreign currency exchange rates. By product, the decrease in international foodservice channel net revenues was primarily due to decreased sales of Beyond Burger and chicken products, partially offset by increased sales of Beyond Beef Crumbles.
The following table presents consolidated volume of our products sold in pounds for the respective periods presented:

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
U.S.:
Retail	23,920	28,892	(4,972)	(17.2)%
Foodservice	6,413	7,892	(1,479)	(18.7)%
International:
Retail	11,013	13,141	(2,128)	(16.2)%
Foodservice	17,571	20,109	(2,538)	(12.6)%
Volume of products sold	58,917	70,034	(11,117)	(15.9)%
Cost of Goods Sold

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Cost of goods sold	$267,850	284,753	$(16,903)	(5.9)%
Cost of goods sold decreased $16.9 million, or 5.9%, to $267.9 million in 2025, compared to the prior year, primarily reflecting decreased volume of products sold. Cost of goods sold in the year ended December 31, 2025 included $5.6 million in accelerated depreciation and $0.3 million in inventory write-offs related to the cessation of our operational activities in China, as discussed above, $6.7 million in non-cash charges arising from an increase in inventory provision for excess and obsolete inventories, including $2.4 million associated with SKU rationalization and the decision to discontinue certain product lines. Cost of goods sold increased on a per pound basis, primarily reflecting higher inventory provision and higher materials costs, partially offset by reduced manufacturing costs, including depreciation and lower logistics costs. As a percentage of net revenues, cost of goods sold increased to 97.2% of net revenues in 2025 from 87.2% of net revenues in the prior year.
We record our provision for inventory quarterly based on various factors, among other things, obsolescence due to changes in product formulations, packaging formats or strategic decisions to exit certain product lines; expiration of certain inventories due to under-consumption relative to purchased quantities; damaged, lost or contaminated inventories; and excess quantities of certain inventories relative to actual demand or forecasts, or as a result of significant changes in demand for our products. These adjustments may result in significant write-downs of inventory and increases in cost of goods sold from period to period. See also Part II, Item 9B, Other Information, included elsewhere in this report.
Gross Profit and Gross Margin

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Gross profit	7,646	41,699	$(34,053)	(81.7)%
Gross margin	2.8%	12.8%	N/A	N/A
Gross profit in 2025 was $7.6 million compared to gross profit of $41.7 million in the prior year, a decrease of $34.1 million or 81.7%. Gross margin in 2025 was 2.8% compared to gross margin of 12.8% in the prior year. Gross profit and gross margin in 2025 included $5.6 million in accelerated depreciation and $0.3 million in inventory write-offs related to the cessation of our operational activities in China, as discussed above, and $6.7 million in non-cash charges arising from an incremental provision for excess and obsolete inventory as a result of SKU rationalization and the decision to discontinue certain product lines. Gross profit and gross margin in 2025 were negatively impacted by a 9.1% increase in cost of goods sold per pound, partially offset by a 0.4% increase in net revenue per pound.
As disclosed in Note 2, Summary of Significant Accounting Policies—Shipping and Handling Costs, to the Notes to Consolidated Financial Statements included elsewhere in this report, we include outbound shipping and handling costs within SG&A expenses. As a result, our gross profit and gross margin may not be comparable to other entities that present all shipping and handling costs as a component of cost of goods sold.
Research and Development Expenses

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Research and development expenses	$23,235	$28,149	$(4,914)	(17.5)%
Research and development expenses in 2025 decreased $4.9 million, or 17.5%, compared to the prior year. Research and development expenses decreased to 8.4% of net revenues in 2025 from 8.6% of net revenues in the prior year. Research and development expenses in 2025 included $0.9 million in accelerated depreciation related to the cessation of our operational activities in China. The decrease in research and development expenses was primarily due to lower expenses from in-sourcing trial production work and lower net lease-related expenses, which included a credit for sublease income (see Note 5, Leases, to the Notes to Consolidated Financial Statements included elsewhere in this report).

SG&A Expenses

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Selling, general and administrative expenses	$217,757	$169,674	$48,083	28.3%
Loss on write-down of assets held for sale	$48,987	$—	$48,987	N/A
SG&A expenses, excluding the loss on write-down of assets held for sale, in 2025 increased $48.1 million, or 28.3%, to $217.8 million or 79.0% of net revenues in 2025, from $169.7 million or 52.0% of net revenues in the prior year. The increase in SG&A expenses was primarily due to a $38.9 million litigation-related accrual, $8.1 million in incremental legal and other fees and expenses associated with arbitration proceedings related to a contractual dispute with a former co-manufacturer, $8.0 million in higher share-based compensation expense, primarily from a $13.3 million incremental share-based compensation expense related to the Exchange Offer, $3.6 million in higher consulting expenses, $1.2 million in higher salaries and related expenses, $1.2 million in higher general insurance expense net of a $2.8 million insurance recovery, and $0.4 million in loss on lease termination modification, partially offset by $2.7 million in lower advertising expense, $2.1 million in lower outbound freight expense, $1.7 million in lower commission expense and $1.4 million in lower supply chain expenses. In 2025 we identified certain property, plant and equipment that was no longer deemed core to our strategic objectives or required for our future operations and recorded these assets at estimated fair value, less estimated costs to sell, in Assets held for sale in our consolidated balance sheet as of December 31, 2025, resulting in non-cash charges of $45.6 million in loss on write-down of assets held for sale recorded in operating expenses in the fourth quarter of 2025. In addition, as a result of management finalizing its decision to cease our operations in China indefinitely, we also completed an evaluation of our property, plant and equipment in China. Upon valuation of these assets by a third party, assets that were determined to be not salable were fully depreciated, while assets that were determined salable were recorded at estimated fair value, less estimated costs to sell, in Assets held for sale in our consolidated balance sheet as of December 31, 2025, resulting in non-cash charges of $3.4 million in loss on write-down of assets held for sale recorded in operating expenses in the fourth quarter of 2025. In 2024, SG&A expenses included $7.5 million in litigation settlement expenses related to a class action settlement agreement in connection with the settlement of certain consumer class action lawsuits that originated in 2022.
Loss from Impairment of Long-Lived Assets

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Loss from impairment of long-lived assets	$51,288	$—	$51,288	N/A
In the three months ended September 27, 2025, we determined that triggering events had occurred that could indicate that the carrying amount of our long-lived assets may not be fully recoverable. We performed a quantitative assessment in accordance with ASC 360, and concluded that an impairment of our long-lived assets existed as of September 27, 2025. As a result of this assessment, we recorded an impairment loss of $51.3 million (as corrected; see Part II, Item 9B, Other Information, included elsewhere in this report) related to our long-lived assets in the third quarter of 2025, including (a) $35.8 million for Property, plant and equipment, net, (b) $0.9 million for Operating lease right-of-use assets, and (c) $14.6 million for Prepaid lease costs, non-current. During the fourth quarter of 2025, we completed our annual assessment of our long-lived assets and determined that there were no additional indicators of impairment to the remaining carrying amounts of our long-lived assets. There was no such impairment loss in 2024. See Note 2, Summary of Significant Accounting Policies—Impairment of Long-Lived Assets and Note 8, Impairment of Long-Lived Assets, to the Notes to Consolidated Financial Statements and Part II, Item 9B, Other Information, included elsewhere in this report.

Restructuring Expenses
In 2017 we terminated an exclusive supply agreement with one of our co-manufacturers due to non-performance under the agreement. As a result, in 2025, 2024 and 2023, we recorded $0, a credit of $0 and $(0.6) million, primarily driven by a reversal of certain accruals, respectively. As of December 31, 2025 and 2024, there were no accrued unpaid restructuring expenses. See Note 4, Restructuring, to the Notes to Consolidated Financial Statements, included elsewhere in this report.
Loss from Operations
Loss from operations in 2025 was $333.6 million compared to $156.1 million in the prior year. The increase in loss from operations was driven by higher operating expenses including $51.3 million (as corrected; see Part II, Item 9B, Other Information, included elsewhere in this report) in loss from impairment of long-lived assets recorded in the third quarter of 2025, a $38.9 million litigation-related accrual, a $49.0 million loss on write-down of assets held for sale, including $45.6 million in loss on write-down of assets held for sale relating to certain property, plant and equipment that was no longer deemed core to our strategic objectives or required for our future operations, $8.1 million in incremental legal and other fees and expenses associated with arbitration proceedings related to a contractual dispute with a former co-manufacturer and $3.4 million in loss on write-down of assets held for sale in connection with the cessation of our operational activities in China, $13.3 million in incremental share-based compensation expense related to the Exchange Offer and lower gross profit. Loss from operations in 2024 was negatively impacted by $7.5 million in SG&A expenses related to a class action settlement agreement in connection with the settlement of certain consumer class action lawsuits that originated in 2022.
Total Other Income (Expense), Net
Total other income (expense), net, in 2025 of $552.7 million consisted primarily of $548.7 million in gain on debt restructuring, net of exchange fees, $15.1 million in gain from the remeasurement of warrant liability, $11.8 million in net realized and unrealized foreign currency transaction gains due to favorable changes in foreign currency exchange rates of the Euro and Chinese Yuan, including generated from our intra-entity balances, and $3.5 million in interest income, partially offset by $(14.0) million in interest expense comprised of $(5.3) million in interest expense associated with the Delayed Draw Term Loans and Warrants, $(4.5) million in interest expense related to leases, $(3.1) million in interest expense from the amortization of 2027 Notes issuance costs and $(1.1) million in interest expense from the amortization of the debt discount associated with the 2030 Notes Embedded Derivative (see Note 3, Fair Value of Financial Instruments, to the Notes to Consolidated Financial Statements included elsewhere in this report) and $0.6 million in interest expense from the amortization of the debt discount resulting from the Warrants, and $(12.3) million in loss from remeasurement of derivative liability associated with the 2030 Notes Embedded Derivative.
Total other (expense) income, net, in 2024 of $(4.1) million consisted primarily of $(4.1) million in interest expense from the amortization of convertible debt issuance costs and $(6.3) million in net realized and unrealized foreign currency transaction losses due to unfavorable changes in foreign currency exchange rates of the Euro and Chinese Yuan, including generated from our intra-entity balances, partially offset by $6.0 million in interest income and $0.5 million in subsidies received from the Jiaxing Economic Development Zone Finance Bureau related to our investment in our subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd.
We expect interest expense to increase from the current levels in 2026 in connection with the amortization of the issuance date fair value of the 2030 Notes Embedded Derivative liability and amortization of debt discount, interest expense associated with the Delayed Draw Term Loans. See Note 2, Summary of Significant Account Policies, Note 3, Fair Value of Financial Instruments and Note 9, Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report.
We expect to record significant mark to market adjustments arising from the remeasurement of our derivatives and other liabilities carried at fair value at each reporting period. See Note 2, Summary of Significant

Account Policies, Note 3, Fair Value of Financial Instruments and Note 9, Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Income Tax Expense
In 2025 and 2024, we recorded income tax benefit of $0 and $26,000, respectively. These amounts primarily consist of income taxes for state jurisdictions which have gross receipts or gross margin tax requirements. No tax benefit was provided for losses incurred because those losses were offset by a full valuation allowance.
Net Income (Loss)
Net income in 2025 was $219.0 million compared to net loss of $(160.3) million in the prior year. Net income in 2025 was primarily driven by $548.7 million in gain on debt restructuring, net of exchange fees, and $15.1 million in gain from the remeasurement of warrant liability, partially offset by higher operating expenses, including $51.3 million (as corrected; see Part II, Item 9B, Other Information, included elsewhere in this report) in loss from impairment of long-lived assets recorded in the third quarter of 2025, a $38.9 million litigation-related accrual, a $49.0 million loss on write-down of assets held for sale relating to certain property, plant and equipment that was no longer deemed core to our strategic objectives or required for our future operations, $8.1 million in incremental legal and other fees and expenses associated with arbitration proceedings related to a contractual dispute with a former co-manufacturer and $3.4 million in loss on write-down of assets held for sale in connection with the cessation of our operational activities in China, and lower gross profit. Net income (loss) per share available to common stockholders—basic in 2025 and 2024 was $1.15 and $(2.43), respectively. Net loss per share available to common stockholders—diluted in 2025 and 2024 was $(1.83) and $(2.43), respectively. Net loss in 2024 was negatively impacted by $7.5 million in SG&A expenses related to a class action settlement agreement, in connection with the settlement of certain consumer class action lawsuits that originated in 2022.
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
“Adjusted EBITDA” is defined as net income (loss) adjusted to exclude, when applicable, income tax (benefit) expense, interest expense, depreciation and amortization expense, restructuring expenses, share-based compensation expense, non-cash charges related to the cessation of our operational activities in China, costs related to a partial lease termination of a portion of the Campus Headquarters, non-cash loss from impairment of long-lived assets, litigation-related accruals, accrued litigation settlement costs, remeasurement of warrant liability, remeasurement of derivative liability, gain on debt restructuring, net of exchange fees, and Other, net, including interest income and foreign currency transaction gains and losses.
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
•Adjusted EBITDA does not reflect non-cash charges related to the cessation of our operational activities in China;
•Adjusted EBITDA does not reflect certain cash costs related to a partial lease termination of a portion of the Campus Headquarters, which reduces cash available to us;
•Adjusted EBITDA does not reflect non-cash loss from impairment of long-lived assets and therefore does not include all of our operating expenses;
•Adjusted EBITDA does not reflect litigation-related accruals, which may, depending on the outcome of the underlying litigation, reduce cash available to us;
•Adjusted EBITDA does not reflect accrued litigation settlement costs which reduce cash available to us;
•Adjusted EBITDA does not reflect the non-cash impact of the remeasurement of warrant liability;
•Adjusted EBITDA does not reflect the non-cash impact of the remeasurement of derivative liability;
•Adjusted EBITDA does not include gain on debt restructuring, net of exchange fees, the income from which may in certain circumstances be taxable to us and reduce the cash available to us;
•Adjusted EBITDA does not reflect Other, net, including interest income and foreign currency transaction gains and losses, that may increase or decrease cash available to us; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net income (loss), as reported (unaudited):

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net income (loss), as reported	$219,024	$(160,278)	$(338,144)
Income tax (benefit) expense	—	(26)	5
Interest expense	14,028	4,097	3,955
Depreciation and amortization expense(1)	26,283	23,121	48,094
Restructuring expenses(2)	—	—	(631)
Share-based compensation expense	17,723	23,923	29,098
Incremental share-based compensation expense(3)	13,267	—	—
Non-cash charges related to the cessation of operational activities in China(4)	6,490	—	—
Costs related to partial lease termination, net of amounts included in depreciation and amortization expense(5)	443	—	—
Loss from impairment of long-lived assets	51,288	—	—
Litigation-related accrual	38,900	—	—
Accrued litigation settlement costs	—	7,500	—
Remeasurement of warrant liability	(15,077)	—	—
Remeasurement of derivative liability	12,288	—	—
Gain on debt restructuring, net of exchange fees	(548,651)	—	—
Other, net(6)	(15,311)	10	(11,616)
Adjusted EBITDA	$(179,305)	$(101,653)	$(269,239)
Net income (loss) as a % of net revenues	79.5%	(49.1)%	(98.5)%
Adjusted EBITDA as a % of net revenues	(65.1)%	(31.1)%	(78.4)%
_____________

(1)	Excludes $6.4 million in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the cessation of our operational activities in China in 2025.
(2)
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

(3)
Incremental share-based compensation from management incentive plan (“MIP”) awards to certain key employees and acceleration of non-vested RSU awards granted to the Company’s non-employee directors in conjunction with the Exchange Offer. See Note 11, Share-Based Compensation—Restricted Stock Units, to the Notes to Consolidated Financial Statements included elsewhere in this report.

(4)	Includes $6.4 million in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the cessation of our operational activities in China in 2025.
(5)	Excludes $1.0 million in amortization of lease termination costs apportioned for 2025, that are already included in Depreciation and amortization expense above.
(6)
Includes $11.8 million and $(6.3) million in net realized and unrealized foreign currency transaction gains (losses), and $3.5 million and $6.0 million in interest income in 2025 and 2024, respectively. Includes $0.5 million in subsidies received from the Jiaxing Economic Development Zone Finance Bureau related to our investment in BYND JX in the year ended December 31, 2024.

Liquidity and Capital Resources
ATM Program
On March 18, 2024, we filed a shelf registration statement on Form S-3 (the “2024 Shelf Registration Statement”) registering up to $250 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and units (collectively, “Company securities”). The 2024 Shelf Registration Statement was declared effective on April 12, 2024 and allows us to sell, from time to time and at our discretion, Company securities having an aggregate offering price of up to $250.0 million including shares of common stock that may be sold pursuant to our equity distribution agreement with B. Riley, as sales agent (the “Equity Distribution Agreement”),under an “at the market” offering program (the “ATM Program”).
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
In 2025, we sold 58,888,790 shares of common stock under the ATM Program for an aggregate offering price of $151.7 million, with total issuance costs of approximately $3.0 million, resulting in aggregate net proceeds of approximately $148.7 million. In 2024, we sold 9,750,312 shares of common stock under the ATM Program for an aggregate offering price of $48.3 million, with total issuance costs of approximately $3.3 million resulting in aggregate net proceeds of approximately $45.0 million. Of the total issuance costs related to the ATM Program, $0 and $0.3 million remained unpaid as of December 31, 2025 and 2024, respectively. In the years ended December 31, 2025 and 2024, approximately $3.0 million and $1.6 million, respectively, in total issuance costs were capitalized to reflect the costs associated with the issuance of new shares of common stock and offset against proceeds from the ATM Program. As of December 31, 2025, we had approximately $2,000 in capacity remaining for further sale of shares of common stock under the ATM Program. As we did not timely file this report on or before the available extension afforded by our Form 12b-25 filing, we have no ability to sell shares under the 2024 Shelf Registration Statement. Additionally, because we were unable to file this report on or before the applicable filing deadline, we no longer satisfy the eligibility requirements for use of a registration statement on Form S-3, which requires that we file in a timely manner all reports required to be filed during the prior twelve calendar months. As a result, we have suspended the use of the 2024 Shelf Registration Statement and are unable to access the ATM Program as of the date of this report.
Convertible Notes and Exchange Offer
In 2021, we issued a total of $1.15 billion aggregate principal amount of 2027 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). For a discussion about the Notes, see Note 9, Debt—2027 Notes, to the Notes to Consolidated Financial Statements included elsewhere in this report.
On September 29, 2025, we commenced the Exchange Offer to exchange any and all of the 2027 Notes issued pursuant to the 2027 Notes Indenture for a pro rata portion of (i) up to $202.5 million in aggregate principal amount of the 2030 Notes and (ii) up to 326,190,370 shares of our common stock (the “New Shares”). Simultaneously with the Exchange Offer, we solicited consents (the “Consent Solicitation”) from holders of the 2027 Notes to adopt certain proposed amendments to the 2027 Notes Indenture. The Exchange Offer was completed on October 30, 2025, as discussed below.
In connection with the Exchange Offer, we issued a total of (i) $209,721,000 in aggregate principal amount of 2030 Notes (inclusive of $12.5 million in aggregate principal amount of 2030 Notes as payment of the SteerCo Premium) and (ii) 317,834,446 New Shares. The tendered and accepted 2027 Notes together represented 97.44% of the aggregate principal amount of 2027 Notes outstanding prior to the Exchange Offer. As of December 31, 2025, $29,459,000 in aggregate principal amount of the 2027 Notes remained outstanding.

In addition, in connection with the Exchange Offer, we completed the Consent Solicitation and entered into a supplemental indenture (the “Supplemental Indenture”) to the 2027 Notes Indenture with U.S. Bank, National Association, as trustee (the “2027 Notes Trustee”). The Supplemental Indenture eliminated substantially all of the restrictive covenants in the 2027 Notes Indenture as well as certain events of default and related provisions applicable to the 2027 Notes.
The 2030 Notes were issued pursuant to the 2030 Notes Indenture dated as of October 15, 2025, by and between the Company and Wilmington Trust, National Association, as trustee (in such capacity, the “Trustee”) and collateral agent (in such capacity, the “Collateral Agent”). The 2030 Notes are secured, second lien obligations of the Company. The 2030 Notes will mature on October 15, 2030, unless earlier redeemed, converted, equitized or repurchased in accordance with the terms of the 2030 Notes. The 2030 Notes bear interest at a rate of 7.00% per annum from October 15, 2025 (the “Early Settlement Date”), which interest may be paid in cash or, subject to certain limitations, in shares of common stock. At the option of the Company, interest on the 2030 Notes may be accrued and compounded in whole or in part for any interest period as “payment-in-kind” interest at a rate of 9.50% per annum from the Early Settlement Date. The Company has used the PIK option for the 2030 Notes and expects to elect the PIK option through the term of the 2030 Notes. The initial conversion rate for the 2030 Notes is 572.7784 shares of our common stock per $1,000 principal amount of the 2030 Notes, which represents a conversion price of approximately $1.7459 per share of our common stock. The conversion rate will be increased for conversions occurring prior to October 15, 2028 to reflect a “make-whole” premium, payable in the form of shares of common stock, to compensate holders for interest that would have been payable to such date. We are permitted to satisfy our obligations under the 2030 Notes with any settlement method we are otherwise permitted to elect, including by physical settlement of shares of common stock. The 2030 Notes are convertible at any time prior to the close of business on the second trading day immediately preceding the maturity date. Under certain circumstances and subject to conditions set forth in the 2030 Notes Indenture, we may elect to redeem, equitize or force a mandatory conversion of the 2030 Notes.
Subsequent to the year ended December 31, 2025, on January 12, 2026, we and Beyond Meat BV entered into a First Supplemental Indenture (the “First Supplemental Indenture”) with the Collateral Agent. The First Supplemental Indenture modified the 2030 Notes Indenture to provide for the guarantee of the 2030 Notes by the Beyond Meat BV, which are secured on a second-priority basis by our assets and the assets of Beyond Meat BV, subject to certain exceptions. See Note 17, Subsequent Events—First Supplemental Indenture, to the Notes to Consolidated Financial Statements included elsewhere in this report.
The 2030 Notes Indenture includes incurrence based negative covenants, including but not limited to, limitations on debt, limitations on liens, limitations on investments, limitations on mergers, consolidations, and sales of all or substantially all assets, limitations on transactions with affiliates, limitations on restricted payments, limitations on asset sales, limitations on dividends and other payment restrictions affecting any direct or indirect subsidiaries, limitations on future guarantees by subsidiaries without such subsidiaries also guaranteeing the 2030 Notes, limitations on disposals of assets, limitations on impairment of security and restrictions on certain liability management priming transactions with respect to the 2030 Notes. The 2030 Notes Indenture also includes a covenant requiring minimum liquidity of $15.0 million, to be tested quarterly, a covenant that limits our ability to repurchase, redeem, retire, exchange or otherwise acquire the 2027 Notes other than pursuant to the prices and other conditions to be set forth in the 2030 Notes Indenture and a cap of $60.0 million on the amount of cash that can be used to repay the 2027 Notes at the maturity of such notes, subject to increase to the extent of any equity raises by us. See Item 1A, Risk Factors— Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital—Risks Our significant indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our outstanding indebtedness.
In the event of certain “fundamental changes,” including without limitation, if our common stock is delisted, under the terms of the applicable indenture, we are required to offer to repurchase all of the outstanding Notes for cash at a repurchase price equal to 100% of the aggregate principal amount of the Notes then outstanding plus accrued and unpaid interest and if such “fundamental change” constitutes a Make-Whole Fundamental Change (as defined in the applicable indenture), then we may be required to temporarily increase the conversion rate for such Notes. As of the date hereof, we have received a deficiency notice from Nasdaq, which, if not satisfied, could result in the delisting of our common stock.
The carrying amount of the liability for the 2030 Notes as of December 31, 2025 was $308.4 million, net of debt discount discussed below, which represents the issuance date principal amount plus the undiscounted future cash flows using the PIK election, including any amounts contingently payable that we recognized on the completion of the Exchange Offer. The Exchange Offer was accounted for as a troubled debt restructuring (“TDR”), which requires us to recognize the entire amount of the future undiscounted cash flows as a liability at the closing of the Exchange Offer. As of December 31, 2025, issuance costs related to the 2030 Notes were approximately $38.2 million, of which $6.5 million were attributable to legal fees and other direct costs incurred in granting equity interest (issuing New Shares) and $31.7 million were attributable to legal fees and other direct costs incurred to effect the TDR under ASC 470-60, “Debt—Troubled Debt Restructurings by Debtors.” The equity-related costs reduced the initial carrying amount of the equity interest issued and the non-equity costs incurred in the TDR were recorded as approximately $14.1 million included in selling, general and administrative expenses and approximately $17.6 million as a reduction to the gain on debt restructuring, net of exchange fees, included in our consolidated statements of operations. In addition, in connection with the Exchange Offer, approximately $5.4 million of remaining unamortized debt costs from the 2027 Notes were written off and included as a reduction to the gain on debt restructuring, net of exchange fees, included in our consolidated statements of operations.
The 2030 Notes contain certain embedded derivatives that require bifurcation and separate accounting from the debt host pursuant to ASC 815, “Derivatives and Hedging” (“ASC 815”), including separate valuations of fair value for those derivatives both at the issuance date and at the end of subsequent reporting periods thereafter until the derivatives expire, are canceled or the debt is no longer outstanding. We accounted for the bifurcated derivative instruments as a single, combined derivative instrument (the “2030 Notes Embedded Derivative”). Accordingly, the fair value of the 2030 Notes Embedded Derivative at the issuance date was $26.9 million, recorded as a debt discount to the 2030 Notes and is being amortized to interest expense over the term of the debt. For the year ended December 31, 2025, we recognized $1.1 million in interest expense related to the amortization of this discount. Furthermore, the change in fair value of the 2030 Notes Embedded Derivative from the issuance date to December 31, 2025 was $12.3 million and recognized in our consolidated statements of operations. As of December 31, 2025, the embedded derivative liability was $39.2 million. See Note 3, Fair Value of Financial Instruments—Valuation of 2030 Notes Embedded Derivative, and Note 9, Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Loan and Security Agreement; Warrant Agreement
On May 7, 2025, we, as the borrower, entered into the Loan and Security Agreement with Unprocessed Foods, LLC, the other lenders party thereto (together with Unprocessed Foods, the “Lenders”) and certain of our subsidiaries, as guarantors, pursuant to which the Lenders agreed to provide for the Delayed Draw Term Loan Facility in an aggregate principal amount of $100.0 million. Beyond Meat BV has guaranteed our obligations under the Loan and Security Agreement. The Delayed Draw Term Loans are secured by a first-priority lien and security interest in substantially all of our assets and the assets of Beyond Meat BV, subject to certain exceptions.
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
Among other things, the Loan and Security Agreement includes covenants that (i) require us to maintain liquidity of at least $15.0 million, (ii) do not permit our cash interest payments due under all of the Loan Parties’ subordinated debt and unsecured debt for borrowed money for any fiscal year, in the aggregate, to exceed $20.0 million, and (iii) cap the amount of cash that can be used to repay the 2027 Notes at their maturity at $60.0 million, subject to increase to the extent of any equity raises. The Loan and Security Agreement also contains covenants that restrict the ability of the Loan Parties and certain of their subsidiaries to make dividends or distributions, incur additional debt (including subordinated debt), engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change their businesses or make investments. The Loan and Security Agreement also contains change of control provisions that could have the effect of delaying or preventing an otherwise beneficial takeover of the Company. See Item 1A, Risk Factors— Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital—Risks Our significant indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our outstanding indebtedness.
In connection with the Loan and Security Agreement, on May 7, 2025, we also entered into a warrant agreement with the Lenders (the “Warrant Agreement”) setting forth the rights and obligations of us and the Lenders, as holders, in connection with Warrants representing the right to purchase up to, in the aggregate, 9,558,635 shares of our common stock (the “Maximum Warrant Share Amount”) at an initial exercise price of $3.26 per share calculated based on the terms of the Warrant Agreement. The Loan and Security Agreement provides that, at each funding date of any Delayed Draw Term Loan, we would execute and deliver to the applicable Lenders Warrants representing the pro rata portion of the Maximum Warrant Share Amount based on the amount of the Delayed Draw Term Loan provided by such Lender on the date thereof. We agreed to provide certain customary registration rights with respect to the resale of shares of common stock underlying Warrants held by or issuable to the holders from time to time and we subsequently registered for resale on Form S-3 the 9,558,635 shares of common stock underlying the Warrants outstanding. The Warrant Agreement also contains customary indemnity, exculpation and contribution obligations in connection with such registration.
On June 26, 2025 and September 18, 2025, at our request, Unprocessed Foods, as the sole Lender at such time, made Delayed Draw Term Loans to us in the principal amounts of $40.0 million (the “Initial Draw”) and $60.0 million (the “Second Draw”), respectively. We plan to use the proceeds from such Delayed Draw Term Loans for general corporate purposes.
On June 26, 2025, in connection with the Initial Draw, we issued to Unprocessed Foods Warrants to purchase 3,823,454 shares of common stock with an initial exercise price of $3.26 per share, a fair value per share of $2.09 and an aggregate fair value of approximately $8.0 million. On September 18, 2025, in connection with the Second Draw, we issued to Unprocessed Foods Warrants to purchase 5,735,181 shares of common stock with an initial exercise price of $3.26 per share, that were previously held as contingently issuable Warrants. See Note 1, Introduction, Note 2, Summary of Significant Accounting Policies, and Note 9, Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report.
On October 15, 2025, in connection with the Exchange Offer, we entered into the First Amendment to LSA with Unprocessed Foods, and an Intercreditor Agreement (as amended, the “Intercreditor Agreement”), with Unprocessed Foods and the Collateral Agent under the 2030 Notes which, among other things, provides for the relative priorities of the security interests in the assets securing the 2030 Notes, the loans pursuant to the Loan and Security Agreement and certain of our additional debt, and certain other matters relating to the administration of security interests. The terms of the Intercreditor Agreement expressly subordinate, in right of payment and in liens, the obligations under the 2030 Notes to the obligations under the Loan and Security Agreement.

Pursuant to the terms of the Warrant Agreement, the exercise price of the Warrants is subject to a weighted average adjustment for certain below-market issuances of equity or equity-linked securities, subject to exceptions. On December 22, 2025, we adjusted the exercise price for the Warrants from $3.26 to $1.95 in order to fully account for any and all potential past or future adjustments relating to the Exchange Offer, the payment of interest on the 2030 Notes in the form of common stock or in the form of payment-in-kind interest, as well as certain mandatory conversions, equitizations and make-whole payments that could result in additional issuances of common stock thereunder, if any.
As of December 31, 2025, we had drawn the entire $100.0 million and had no amount available under the Delayed Draw Term Loan Facility. The aggregate fair value of the Warrants was initially recorded as a discount to the debt under the Delayed Draw Term Loans and is being amortized to interest expense using the effective interest rate method. The unamortized portion of the fair value of the Warrants was $19.5 million as of December 31, 2025. As of December 31, 2025, issuance costs comprised of legal fees and other direct costs of $7.2 million in connection with the Loan and Security Agreement were recorded as a debt discount against the $100.0 million principal amount of the Delayed Draw Term Loans in our consolidated balance sheet and is being amortized to interest expense using the effective interest rate method.
As of December 31, 2025, we were in compliance with the covenants of the Loan and Security Agreement. However, because we failed to timely deliver to the lender by March 31, 2026 certain audited annual financial statements for our fiscal year ended December 31, 2025, as required by the terms of the Loan and Security Agreement, we were in default and provided notice thereof to the lender as required. Upon the filing of this report containing such audited annual financial statements and delivery to the lender of certain other documents required to be delivered concurrently, such default will be remedied and we will regain compliance with the covenants of the Loan and Security Agreement.
Liquidity Outlook
Our cash from operations has been and could continue to be, affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part I, Item 1A, Risk Factors, and Note Regarding Forward-Looking Statements and Note 12 Commitments and Contingencies in the Notes to Consolidated Financial Statements included elsewhere in this report. In addition, inflation, tariffs, high interest rates in certain geographic regions, overall economic conditions and concerns about ongoing hostilities in Eastern Europe and the Middle East, among other factors, have led to increased disruption and volatility in capital markets and credit markets generally, which could adversely affect our ability to access capital resources in the future and potentially harm our liquidity outlook.
We have experienced net losses in almost every period since our inception. Although we recorded net income of $219.0 million in 2025, primarily driven by the gain on debt restructuring, net of exchange fees, of $548.7 million resulting from the Exchange Offer, we incurred loss from operations of $333.6 million in 2025 (compared to loss from operations of $156.1 million and $341.9 million in 2024 and 2023, respectively) and net losses of $160.3 million and $338.1 million in 2024 and 2023, respectively. In 2025, 2024 and 2023, we incurred negative cash flows from operating activities of $144.9 million, $98.8 million and $107.8 million, respectively. While we are implementing a business plan focused on achieving sustainable, profitable operations over time, including the strategic initiatives described elsewhere in this report, we expect that we will continue to operate at a loss for the foreseeable future. As part of our current business plan, we intend to continue to reduce operating expenses and utilize inventory management to reduce working capital, while investing in capital projects at our production facilities to reduce production costs.
In 2023, we initiated our Global Operations Review, which involves narrowing our commercial focus to certain anticipated growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. These efforts have to date included or resulted in, and may in the future include or result in, the exit or discontinuation of select product lines; changes to our pricing architecture within certain channels; cash-accretive inventory reduction initiatives; non-cash charges such as provision for excess and obsolete inventory and potential additional impairment charges, write-offs, disposals and accelerated depreciation of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; workforce reductions; and the cessation of our operational activities in China in 2025.
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
Given that we continue to incur losses from operations and negative cash flows from operating activities, we may seek to raise additional capital in the future through the issuance of additional equity and/or debt securities, and/or incur other indebtedness, some or all of which may, subject to the covenants in the agreements governing our indebtedness, be secured, to continue to fund our operations and repay our indebtedness. Any such capital raises through the issuance of equity and/or debt securities, could result in additional dilution to our existing stockholders and may negatively impact the market price of our common stock. Any issuance of additional equity or debt securities may be for cash or in exchange for any of our outstanding convertible notes, which could have a highly dilutive effect on current stockholders and could negatively affect the trading price of our common stock. Similarly, if the Lenders exercise their Warrants pursuant to the Warrant Agreement, the resulting issuance of our common stock to such Lenders would have a dilutive effect on our current stockholders and could negatively affect the trading price of our common stock. In addition, any such potential financings may result in the imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. For example, the Loan and Security Agreement and the indenture governing the 2030 Notes contain covenants that restrict our ability to engage in certain transactions and could limit our ability to raise additional financing. See Liquidity Loan and Security Agreement; Warrant Agreement above. Furthermore, any securities issued pursuant to potential financings may include rights that are senior to our shares of common stock. However, we cannot assure you that we will be able to successfully raise additional funds for the amounts needed or when needed, or on terms commercially acceptable, if at all. Our inability to raise required capital in the future would have a material adverse effect on our business, financial condition and results of operations. See Part I, Item 1A, Risk Factors—Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital included elsewhere in this report. Our cash requirements under our significant contractual obligations and commitments are listed below in the section titled “Contractual Obligations and Commitments.”
Our future capital requirements may vary materially from those currently planned and will depend on many factors including, among others, demand in the plant-based meat category and for our products, which has continued to decline; our rate of revenue generation and the success of our planned gross margin expansion initiatives; the results of our Global Operations Review and the successful implementation of our ongoing cost-reduction initiatives; the impact of economic and political conditions in the U.S. and international markets on our business; timing to adjust our supply chain and cost structure in response to material fluctuations in product demand; the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; our investment in and build out of our Campus Headquarters, including the timing and success of surrendering, subleasing, assigning or otherwise transferring the remaining excess space or negotiating other partial lease terminations and/or subleases or other dispositions of our Campus Headquarters on terms advantageous to us or at all; the success of, and expenses associated with, our marketing initiatives; our investment in manufacturing and facilities to optimize our manufacturing and production capacity, including underutilization fees, termination fees and exit costs; our investments in real property; the costs required to fund domestic and international operations and growth; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us; the expenses needed to attract and retain skilled personnel; variations in product selling prices and costs, the timing and success of changes to our pricing architecture, and the mix of products sold; the level of trade and promotional spending to support our products appropriately; the expenses associated with our sales force; our management of accounts receivable, inventory, accounts payable and other working capital accounts; the impact of foreign currency exchange rate fluctuations on our cash balances; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
Our operating environment continues to be affected by uncertainty related to macroeconomic issues, including economic and geopolitical uncertainty in domestic and international markets, ongoing, further weakened demand in the plant-based meat category and for our products, inflation, high interest rates, current and proposed future tariffs and related trade wars, increased uncertainty surrounding international trade policy and regulations, including through the implementation of retaliatory tariffs or related counter-measures and the negative effects of anti-American sentiment, and potential recessionary concerns, among other things, all of which have had and could continue to have unforeseen impacts on our actual realized results, including our liquidity outlook. Our ability to make progress toward reducing operating expenses and achieving our profitability, cash flow and financial performance objectives is dependent on a number of assumptions and uncertainties, including, without limitation, demand in the plant-based meat category and for our products, which has continued to decline; our ability to both raise capital and reduce costs and achieve positive gross margin; our ability to generate revenues and gross profit and meet operating expense reduction targets, which may be subject to factors beyond our control; timing of capital expenditures; and our ability to monetize inventory and manage working capital. The other risks described in this report may also hinder our ability to implement our strategic initiatives. As a result, we cannot guarantee that we will achieve our profitability and financial performance objectives in the future, whether on our expected timelines, or at all.
Sources of Liquidity
Our primary cash needs are for operating expenses, working capital and capital expenditures to support our business. We finance our operations primarily through sales of our products and existing cash. We may also generate incremental cash through ingredient sales and from sales of certain fixed assets.
Our 2024 Shelf Registration Statement allows us to sell, from time to time and at our discretion, Company securities having an aggregate offering price of up to $250.0 million including shares of common stock that may be sold pursuant to the Equity Distribution Agreement with B. Riley under the ATM Program. As of December 31, 2025, we sold an aggregate of 68,639,102 shares of common stock under the ATM Program for aggregate net proceeds of approximately $193.7 million. As of December 31, 2025, we had approximately $2,000 in capacity remaining for further sale of shares of common stock under the ATM Program. As we did not timely file this report on or before the available extension afforded by our Form 12b-25 filing, we have no ability to sell shares under the 2024 Shelf Registration Statement. Additionally, because we were unable to file this report on or before the applicable filing deadline, we no longer satisfy the eligibility requirements for use of a registration statement on Form S-3, which requires that we file in a timely manner all reports required to be filed during the prior twelve calendar months. As a result, we have suspended the use of the 2024 Shelf Registration Statement and are unable to access the ATM Program as of the date of this report. See ATM Program discussed above.
On May 7, 2025, we entered into the Loan and Security Agreement, which provides for a new first-lien senior secured debt in an aggregate principal amount of up to $100.0 million. On June 26, 2025 and September 18, 2025, at our request, Unprocessed Foods, as the sole Lender at such time, made Delayed Draw Term Loans to us in the principal amounts of $40.0 million and $60.0 million, respectively. We plan to use the proceeds from such Delayed Draw Term Loans for general corporate purposes. As of December 31, 2025, we had drawn the entire $100.0 million and had no amount available under the Delayed Draw Term Loan Facility. As of December 31, 2025, we had $104.6 million in Delayed Draw Term Loans outstanding, including PIK interest, which is included in Delayed draw term loans, net, in our consolidated balance sheet. See Note 9, Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report.

As of December 31, 2025, we had $203.9 million in unrestricted cash and cash equivalents and $13.6 million in restricted cash, which was comprised of $12.6 million to secure the letter of credit delivered to our landlord as security for the performance of our obligations under our Campus Lease, and $1.0 million to secure the letter of credit associated with a third party contract manufacturer in Europe. As of December 31, 2025, Restricted cash, current of $4.4 million was associated with the Campus Lease. As of December 31, 2025 and 2024, $9.3 million and $12.6 million, respectively, of the restricted cash was included in Restricted cash, non-current.
Subsequent to the year ended December 31, 2025, we entered into a new sales agreement with Roquette for the supply of pea protein which requires us to procure a $1.0 million standby letter of credit to secure our payment obligations thereunder. See Note 17, Subsequent Events—Roquette Sales Agreement, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Cash Flows
The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the periods indicated.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash (used in) provided by:
Operating activities	$(144,931)	$(98,813)	$(107,825)
Investing activities	$(10,250)	$(6,232)	$(9,491)
Financing activities	$223,410	$45,777	$(550)
Net Cash Used in Operating Activities
In 2025, we recorded net income of $219.0 million, which was primarily due to a non-cash gain on debt restructuring, net of exchange fees, of $548.7 million. Net cash inflows from changes in our operating assets and liabilities were $30.7 million, primarily due to a decrease in raw materials and packaging inventories and work in process inventories due to ongoing efforts to optimize working capital and reduce inventory levels and the impact from increased provision for excess and obsolete inventory, an increase in accrued expenses and other current liabilities resulting from a $38.9 million litigation-related accrual and a decrease in accounts receivable, partially offset by a decrease in accounts payable from payments of outstanding balances and a reduction in expenditures; and a decrease in operating lease liabilities due to the partial lease termination of a portion of our Campus Headquarters building. In addition, significant non-cash items to reconcile net income to net cash used in operating activities included $557.9 million in gain on debt restructuring and exchange fees, $15.1 million in reduction in warrant liability and $12.1 million in gain on foreign currency exchange transactions, partially offset by non-cash expenses comprised of $49.3 million in loss on write-down and sale of fixed assets including $49.0 million relating to certain property, plant and equipment that was no longer deemed core to our strategic objectives or required for our future operations and $3.4 million in loss on write-down of assets held for sale in connection with the cessation of our operational activities in China, $32.8 million in depreciation and amortization expense, $31.0 million in share-based compensation expense, $12.3 million in loss on derivative liability, $4.0 million in non-cash lease expense and $5.0 million in amortization of debt issuance costs.
In 2024, we incurred a net loss of $160.3 million, which was the primary reason for net cash used in operating activities of $98.8 million. Net cash outflows from changes in our operating assets and liabilities were $4.0 million, primarily due to a decrease in accounts payable from payments of outstanding balances and a reduction in expenditures; an increase in prepaid lease costs, non-current due to lease payments towards unoccupied phases of our Campus Headquarters facility for which leases have not commenced; and a decrease in operating lease liabilities due to a reduction in new leases entered into, partially offset by a decrease in raw materials and packaging and work in process inventories due to ongoing efforts to optimize working capital and reduce inventory levels, particularly in raw materials and work-in-process; an increase in accrued expenses and other current liabilities from non-receipt of vendor invoices; and a decrease in accounts receivable balances due to a decrease in billings to customers. Net loss in 2024, included $65.5 million in non-cash expenses comprised of share-based compensation expense, depreciation and amortization expense, non-cash lease expense, amortization of debt issuance costs, unrealized loss on foreign currency exchange transactions, loss on write-down of assets held for sale, provision for credit losses and equity in losses in TPP.
Depreciation and amortization expense was $32.8 million and $23.1 million in 2025 and 2024, respectively. Depreciation expense in 2025 and 2024 included $6.4 million and $0, respectively, in accelerated depreciation related to the reassessment of the useful lives of certain assets in China resulting from the cessation of our operational activities in China. Depreciation expense in 2025 included accelerated depreciation on planned write-offs and disposals of fixed assets, primarily recorded in cost of goods sold, as part of our Global Operations Review. For the year ending December 31, 2026, we expect to record approximately $2.2 million in accelerated depreciation for our remaining leasehold improvement assets in China.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our investments in property, plant and equipment, offset by proceeds from sales of certain fixed assets.
In 2025, net cash used in investing activities was $10.3 million and consisted of $12.3 million in cash outflows for purchases of property, plant and equipment, primarily driven by investments in production equipment and facilities, partially offset by $1.9 million in proceeds from sales of certain fixed assets, $84,000 in proceeds from a note receivable on assets previously held for sale and $32,000 in proceeds from the return of security deposits.
In 2024, net cash used in investing activities was $6.2 million and consisted of $11.0 million in cash outflows for purchases of property, plant and equipment, primarily driven by investments in production equipment and facilities, partially offset by $4.3 million in proceeds from sales of certain fixed assets and $0.4 million in proceeds from the return of security deposits.
Net Cash Provided by Financing Activities
In 2025, net cash provided by financing activities was $223.4 million which consisted of $148.7 million in net proceeds from the sale of common stock under the ATM Program (net of $3.0 million in issuance costs recognized) and $100.0 million in Delayed Draw Term Loans, partially offset by $15.6 million in payments of debt issuance costs, of which $7.3 million was related to securing the Delayed Draw Term Loans and $8.3 million was related to costs paid directly to or on behalf of the creditors in the Exchange Offer, $6.5 million in payments of equity issuance costs, $2.7 million for payments under finance lease obligations and $0.4 million in payments of minimum withholding taxes on net share settlement of equity awards.
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
Contractual Obligations and Commitments
Debt Obligations
In March 2021, we issued a total of $1.15 billion aggregate principal amount of 2027 Notes. The proceeds from the issuance of the Notes were approximately $1.0 billion, net of capped call transaction costs of $84.0 million and debt issuance costs totaling $23.6 million. In connection with the Exchange Offer, we issued a total of (i) $209,721,000 in aggregate principal amount of 2030 Notes (inclusive of $12.5 million in aggregate principal amount of 2030 Notes as payment of the SteerCo Premium) and (ii) 317,834,446 New Shares. The tendered and accepted 2027 Notes together represented 97.44% of the aggregate principal amount of 2027

Notes outstanding prior to the Exchange Offer. As of December 31, 2025, $29,459,000 in aggregate principal amount of the 2027 Notes remained outstanding. The carrying amount of the liability for the 2030 Notes as of December 31, 2025, was $308.4 million, which represents the issuance date principal amount plus the undiscounted future cash flows using the PIK election, including any amounts contingently payable that we recognized on the completion of the Exchange Offer and is included in 2030 Notes, net, under Long-term liabilities in our consolidated balance sheet. The Company expects to continue to make the PIK election throughout the term of the 2030 Notes. See Liquidity and Capital Resources—Liquidity—Convertible Notes and Exchange Offer above and Note 9, Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report.
On May 7, 2025, we entered into the Loan and Security Agreement with the Lenders and certain of our subsidiaries, as guarantors, pursuant to which the Lenders agreed to provide for the Delayed Draw Term Loan Facility in an aggregate principal amount of up to $100.0 million. In connection with the Loan and Security Agreement, we also entered into the Warrant Agreement relating to the issuance of the Warrants that grant the Lenders the right to purchase up to, in the aggregate, 9,558,635 shares of our common stock. The Loan and Security Agreement provides that, at each funding date of any Delayed Draw Term Loan, we would execute and deliver to the applicable Lenders Warrants representing the pro rata portion of the Maximum Warrant Share Amount based on the amount of the Delayed Draw Term Loan provided by such Lender on the date thereof. On June 26, 2025 and September 18, 2025, at our request, Unprocessed Foods, as the sole Lender at such time, made Delayed Draw Term Loans to us in the principal amounts of $40.0 million and $60.0 million, respectively. See Liquidity and Capital Resources—Liquidity—Loan and Security Agreement; Warrant Agreement above, Note 1, Introduction, Note 2, Summary of Significant Accounting Policies, and Note 9, Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Leases
In 2021, we entered into the Campus Lease with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), to house our Campus Headquarters. Although we are involved in the design of the tenant improvements of the Campus Headquarters, we do not have title or possession of the assets during construction. In addition, we do not obtain control of the leased space at the Campus Headquarters until the tenant improvements for the applicable phase in which the leased space is located have been completed and that phase has been delivered to us. We paid $8.3 million and $6.5 million in rent prepayments and payments towards construction costs of the Campus Headquarters in the years ended December 31, 2025 and 2024, respectively. On September 17, 2024, we entered into the First Amendment to Lease, which amendment: (i) revised the square footage of the premises, building and project resulting in: (a) an increase in our base rent by approximately $851,000 over the initial lease term; (b) an adjustment to our percentage share of direct expenses; and (c) an increase in the tenant improvement allowance for use in Phase III of the Campus Headquarters; (ii) increased the tenant improvement allowance reflecting a reduction in the scope of the Landlord’s work; (iii) specified the tenant improvements that must be removed by us from the premises if the premises are not occupied in their entirety throughout the initial lease term and first extension term; and (iv) addressed other ministerial matters concerning the Campus Headquarters. Aggregate payments towards base rent over the initial lease term associated with the remaining phases not yet delivered to us are approximately $53.6 million as of December 31, 2025.
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
Termination costs related to the Surrendered Premises in the year ended December 31, 2025 were $32.8 million, consisting of $31.3 million in prepaid rent related to the Surrendered Premises, a $1.0 million one-time termination fee and $0.5 million in brokers’ fees. As a result of the lease modifications under the Second Amendment, the Company remeasured the remaining lease liability and corresponding right-of-use (“ROU”) asset associated with the continuing portion of the lease. Based on the revised terms, including updated lease payments and term, the Company concluded that the classification of the remaining portion of the lease had changed from an operating lease to a finance lease. As such, $115.6 million previously classified as an operating lease right-of-use asset was reclassified as finance lease right-of-use asset. In addition, the right-of-use assets for the continuing portion of the lease increased by $19.9 million, due to the reclassification of amounts previously recorded as prepaid rent, and by $10.1 million related to increases in the present value of the lease liability following the modification. The remeasurement was performed using our incremental borrowing rate as of the modification date.
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
Effective as of July 22, 2025, we entered into a Sublease Agreement (the “Varda Sublease”) with Varda Space Industries, Inc., a Delaware corporation (the “Subtenant”), pursuant to which we subleased to the Subtenant approximately 54,749 rentable square feet of the Remaining Premises. See Note 5, Leases—Varda Sublease, to the Notes to Consolidated Financial Statements included elsewhere in this report.
On October 7, 2025, we entered into a letter agreement with the Landlord and the Subtenant, pursuant to which, among other things, the Landlord provided its consent to the Varda Sublease.
Concurrently with our execution of the Original Lease, we delivered to the Landlord a letter of credit in the amount of $12.5 million, as security for the performance of our obligations under the Campus Lease. In connection with the Varda Sublease, we entered into the Fourth Amendment to Lease dated as of October 7, 2025 with the Landlord, whereby the parties agreed to amend the schedule for reduction of our letter of credit to: (i) $8.25 million on November 9, 2026; (ii) $6.25 million on November 9, 2027; and (iii) $3.125 million on November 9, 2028; provided we are not then in default of our obligations under the Campus Lease. As of December 31, 2025, we had $13.6 million in restricted cash, which was comprised of $12.6 million to secure the letter of credit delivered to our landlord as security for the performance of our obligations under our Campus Lease, and $1.0 million to secure a letter of credit associated with a third party contract manufacturer in Europe. As of December 31, 2025, Restricted cash, current of $4.4 million was associated with the Campus Lease. As of December 31, 2025 and 2024, $9.3 million and $12.6 million, respectively, of the restricted cash was included in Restricted cash, non-current. See Note 5, Leases, and Note 12, Commitments and Contingencies—Leases, to the Notes to Consolidated Financial Statements included elsewhere in this report.
The lease on our Manhattan Beach Project Innovation Center expired on January 31, 2024.
Given our intention to reduce our overall operating expenses and cash expenditures, on February 2, 2024, we terminated the agreement to purchase a property adjacent to our manufacturing facility in Enschede, the Netherlands (the “Enschede Property”) and the security deposit was returned to us, and subsequently paid to the purchaser of the property to be applied towards the deposit and future lease payments. We entered into the

Enschede Property Lease with the purchaser of the property to lease the approximately 114,000 square foot property for an initial period of five years with an option to renew for an additional five years at an annual rent of approximately €1.0 million. The Enschede Property Lease is classified as a finance lease in our consolidated balance sheet as of December 31, 2025.
China Investment and Lease Agreement
In 2020, we and our subsidiary, BYND JX, entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX has agreed to make certain investments in the JXEDZ in two phases of development, and we have agreed to guarantee certain repayment obligations of BYND JX under such agreement. In the year ended December 31, 2024, we received $0.5 million in subsidies from the JXEDZ Finance Bureau. No such subsidies were received in the year ended December 31, 2025.
As of December 31, 2025, we had invested $22.5 million as the registered capital of BYND JX that included $0.5 million to fund the cessation of our operational activities in China, and advanced $20.0 million to BYND JX. See Note 12, Commitments and Contingencies—China Investment and Lease Agreement, to the Notes to Consolidated Financial Statements included elsewhere in this report.
As part of our Global Operations Review, on February 24, 2025, our board of directors approved a plan to suspend our operational activities in China, which ceased as of the end of 2025.
The Planet Partnership
In 2021, we entered into TPP, a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack products made from plant-based protein. In the years ended December 31, 2025, 2024 and 2023, we recognized our share of the net losses in TPP in the amount of $78,000, $73,000 and $3.9 million, respectively. As of December 31, 2025 and 2024, we had contributed our share of the investment in TPP in the amount of $27.6 million. See Note 2, Summary of Significant Accounting Policies—Investment in Joint Venture, Note 12, Commitments and Contingencies—The Planet Partnership, and Note 15, Related Party Transactions—TPP, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Purchase Commitments
In 2022, we entered into a co-manufacturing agreement (“Agreement”) with a co-manufacturer to manufacture various products. The Agreement included a minimum order quantity commitment per month and an aggregate quantity over a five-year term. On November 21, 2023, we terminated the Agreement because the co-manufacturer failed to meet its obligations under the Agreement and recorded $4.4 million in termination-related charges. In March 2024, the co-manufacturer brought an action against us in a confidential arbitration proceeding. See Note 12, Commitments and Contingencies—Litigation—Arbitration with Former Co-Manufacturer, to the Notes to Consolidated Financial Statements included elsewhere in this report.
On July 1, 2023, we and Roquette entered into a second amendment (the “Second Amendment”) to our pea protein supply agreement dated January 10, 2020, as amended by the first amendment dated August 3, 2022 (the “First Amendment”). Pursuant to the Second Amendment, the terms of the agreement and existing purchase commitments set forth in the First Amendment were revised and extended through December 31, 2025. Pursuant to the Second Amendment, the purchase commitment was revised such that we committed to purchase pea protein inventory totaling $17.0 million in 2025, of which none remained as of December 31, 2025. Subsequent to the year ended December 31, 2025, we entered into a new sales agreement with Roquette for an initial two-year term expiring on December 31, 2027. See Note 17, Subsequent Events—Roquette Sales Agreement, to the Notes to Consolidated Financial Statements included elsewhere in this report. In 2023, as part of our Global Operations Review, we wrote off $5.0 million in prepayments for an option to purchase pea protein inventory in the future that we estimated that we may not be able to use.

As of December 31, 2025, we had approximately $3.2 million in outstanding purchase order commitments for capital expenditures primarily to purchase property, plant and equipment including machinery and equipment, payments for which will be due within twelve months of December 31, 2025.
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
We paid $250,000 to the settlement fund in August 2024. The final effective date of the settlement agreement was April 24, 2025. We recorded $7.5 million in selling, general and administrative (“SG&A”) expenses in our condensed consolidated statement of operations and paid $250,000 in the year ended December 31, 2024, and included $7.25 million in Accrued litigation settlement costs in our consolidated balance sheets as of December 31, 2024. We paid our final payment of $7.25 million into escrow by May 14, 2025. The court appointed settlement administrator will handle distributions to the class. See Note 12, Commitments and Contingencies—Litigation—Consumer Class Actions Regarding Protein Claims, to the Notes to Consolidated Financial Statements included elsewhere in this report.
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
Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling the performance obligation. Sales and other taxes we collect concurrently with the sale of products are excluded from revenue. Our normal payment terms vary by the type and location of our customers and the products offered. The time between invoicing and when payment is due is not significant. None of our customer contracts as of December 31, 2025 contains a significant financing component.
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
Inventories and Cost of Goods Sold
Inventories are recorded at lower of cost or net realizable value. We account for inventory using the weighted average cost method. In addition to product cost, inventory costs include expenditures such as direct labor and certain supply and overhead expenses including in-bound shipping and handling costs incurred in bringing the inventory to its existing condition and location. Inventories are comprised primarily of raw materials, direct labor and overhead costs. Weighted average cost method is used to absorb raw materials, direct labor, and overhead into inventory. We review inventory quantities on hand and record an estimated provision for excess and obsolete inventory based primarily on historical and forecasted demand, estimated shelf life of various raw materials and packaging, work in process and finished goods inventory, as well as the age of the inventory, among other factors. We perform both quantitative and qualitative assessments of our inventory on hand to estimate the potential value of inventory that may not provide future economic value to us for various reasons, which may include, among other things, obsolescence due to changes in product formulations, packaging formats or strategic decisions to exit certain product lines; expiration of certain inventories due to under-consumption relative to purchased quantities; damaged, lost or contaminated inventories; and excess quantities of certain inventories relative to actual demand or forecasts, or as a result of significant changes in demand for our products. Upon estimating the value of such inventory amounts, we record a provision to reduce the carrying value of inventory on our balance sheet by such amount with a corresponding increase in cost of goods sold. These inventory provisions are adjusted quarterly based on the factors noted above by a write-down of inventory and increase in cost of goods sold from period to period.
Impairment of Long-Lived Assets
Long-lived assets, including, but not limited to, property, plant and equipment, lease right-of-use assets, and prepaid lease costs, are reviewed by management for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. When events or circumstances indicate that impairment may be present, management evaluates the probability that future undiscounted net cash flows expected from the use of the asset plus the residual value from the ultimate disposal will be less than the carrying value of the asset. If the estimated recoverable amounts are less than the carrying value of the asset, then such assets are written down to their estimated fair value and an impairment loss is recognized based on the difference between the carrying value of the assets and their estimated fair values.
We consider all of our long-lived assets to represent a single entity-wide asset group for the purpose of long-lived asset impairment assessment, excluding those sublease assets associated with the Varda Sublease (as described in Note 5, Leases, to the Notes to Consolidated Financial Statements included elsewhere in this report). Management considers the subleased portion of the lease assets to represent a separate asset group, as these assets generate identifiable cash flows that are largely independent from the remainder of the entity-wide assets.
Fair values for the entity-wide asset group are estimated using the market approach and the income approach is utilized for the sublease asset group. The significant assumptions used in determining the fair value under the market approach relate to relevant market-based transactions and selected control premium. The significant assumptions used in estimating fair value under the income approach relate to forecasted cash flows, and the selected discount rate used in the discounted cash flow model under the income approach. The fair value of Property, plant and equipment is estimated using the replacement cost method, which is based on the cost to acquire a comparable asset in current market conditions, adjusted for accumulated economic depreciation and an in-utility adjustment to account for the loss of service potential not reflected by physical depreciation. The fair value of the right-of-use lease assets and prepaid lease costs, non-current are estimated using an income approach based on market-based rental rates for the relevant markets and property types and the selected discount rate. Significant assumptions used include estimated sublease payments, a period of vacancy before the sublease commences and expenses incurred to sublease the space.
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
On May 7, 2025, we, as borrower, entered into the Loan and Security Agreement with the Lenders and certain of our subsidiaries party thereto from time to time, as guarantors, pursuant to which the Lenders agreed to provide for the Delayed Draw Term Loan Facility and the loans thereunder in an aggregate principal amount of $100.0 million. The Delayed Draw Term Loans borrowed under the Loan and Security Agreement mature on the Initial Maturity Date, which date may be extended by us, with the relevant Lenders’ consent, to no later than May 7, 2035. On June 26, 2025 and September 18, 2025, at our request, Unprocessed Foods, as the sole Lender at such times, made Delayed Draw Term Loans to us in the principal amounts of $40.0 million and $60.0 million, respectively. As of December 31, 2025, we had $104.6 million in Delayed Draw Term Loans outstanding, including accrued PIK interest, which is included in Delayed draw term loans, net in our consolidated balance sheet, and have no amounts available to borrow.
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
Among other things, the Loan and Security Agreement includes covenants that (i) require us to maintain liquidity of at least $15.0 million, (ii) do not permit our cash interest payments due under all of the Loan Parties’ subordinated debt and unsecured debt for borrowed money for any fiscal year of the Company, in the aggregate, to exceed $20.0 million, and (iii) cap the amount of cash that can be used to repay the 2027 Notes at maturity at $60.0 million, subject to increase to the extent of any equity raises by the Company. The Loan and Security Agreement also contains covenants that restrict the ability of the Loan Parties and certain of their subsidiaries to make dividends or distributions, incur additional debt (including subordinated debt), engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change their businesses or make investments. The Loan and Security Agreement also contains change of control provisions that could have the effect of delaying or preventing an otherwise beneficial takeover of the Company. On October 15, 2025, in connection with the Exchange Offer, we entered into (1) the First Amendment to LSA with Unprocessed Foods, which, among other things, added cross defaults to the Loan and Security Agreement related to events of default under other debt secured by a second priority security interest and certain secured debt for borrowed money and (2) the Intercreditor Agreement with Unprocessed Foods and the Collateral Agent under the 2030 Notes which, among other things, provides for the relative priorities of the security interests in the assets securing the 2030 Notes, the loans pursuant to the Loan and Security Agreement and certain of our additional debt, and certain other matters relating to the administration of security interests. The terms of the Intercreditor Agreement expressly subordinate, in right of payment and in liens, the obligations under the 2030 Notes to the obligations under the Loan and Security Agreement. See Note 9, Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report.

Ingredient Risk
We are exposed to risk related to the price and availability of our ingredients because our profitability is dependent on, among other things, our ability to anticipate and react to raw material and food costs. Currently, the main ingredient we use in many of our products is pea protein, which is sourced from peas grown in Canada and France, with the majority of our pea protein volume sourced from Canada. The prices of pea protein and other ingredients we use, such as avocado oil, are subject to many factors beyond our control, such as the number and size of farms that grow yellow peas, the vagaries of the farming businesses, including poor harvests due to adverse weather conditions, natural disasters and pestilence, and changes in national and world economic conditions. The markets for some of the ingredients we use, such as avocado oil, may be particularly volatile due to factors such as limited supply sources, crop yield, seasonal shifts, climate conditions, industry demand, including as a result of food safety concerns, product recalls and government regulations. For additional information, see Part I, Item 1A, Risk Factors—Risks Related to Our Business—Because we rely on a limited number of third party suppliers, we may not be able to obtain raw materials on a timely basis or in sufficient quantities at competitive prices to produce our products or meet the demand for our products.
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
In the year ended December 31, 2025, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $2.4 million, or a decrease of approximately $2.4 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials.
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location's functional currency. Our foreign entities use their local currency as the functional currency. For these entities, we translate net assets into U.S. dollars at period end exchange rates, while revenue and expense accounts are translated at average exchange rates prevailing during the periods being reported. Resulting foreign currency translation adjustments are included in Accumulated other comprehensive income and foreign currency transaction gains and losses are included in Other, net. Foreign currency transaction gains and losses on long-term intra-entity transactions are recorded as a component of Other comprehensive loss. Foreign currency transactions denominated in a currency other than the reporting entity’s functional currency, including long-term intra-entity balances, may give rise to foreign currency transaction gains and losses that impact our results of operations.
Our foreign exchange risk is primarily related to our intercompany balances denominated in various foreign currencies. We have exposure to the European Euro and the Chinese Yuan.
Foreign currency translation (losses) gains, net of tax, reported as cumulative translation adjustment through Other comprehensive income (loss), net of tax, were $(4.2) million and $1.6 million in the years ended December 31, 2025 and 2024, respectively. Net realized and unrealized foreign currency transaction gains and

(losses) included in Other, net were $11.8 million and $(6.3) million in the years ended December 31, 2025 and 2024, respectively.
Based on the intercompany balances as of December 31, 2025, an assumed 5% or 10% adverse change to foreign currency exchange rates would result in a loss of approximately $5.7 million or $11.4 million, respectively, recorded in Other, net.
Inflation Risk
Although we have seen inflation in certain raw materials, and in the cost of logistics and labor, we do not believe that inflation has had a material effect on the costs of our inputs to date. Although difficult to quantify, we believe inflation is likely having an adverse effect on our end customers’ ability to purchase our products, resulting in decreased sales. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition. For additional information, see Part 1, Item 1A, Risk Factors—Risks Related to Our Business—Inflationary price pressures of raw materials, labor, transportation, fuel or other inputs used by us and our suppliers, including the effects of high interest rates, has negatively impacted, and could continue to negatively impact our business and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Beyond Meat, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Beyond Meat, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 8, 2026, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Inventory — Provision for Excess and Obsolete Raw Materials and Work in Process Inventory — Refer to Notes 2 and 6 to the financial statements.
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
• We tested the design and implementation and effectiveness of controls over management’s provision for excess and obsolete raw materials and work in process inventory.
· We obtained an understanding of the process and assumptions used by management to determine the provision for excess and obsolete raw materials and work in process inventory.
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
Accounting for the Exchange Offer— Refer to Notes 1, 2, and 9 to the financial statements
Critical Audit Matter Description
As described in Notes 1, 2, and 9 to the consolidated financial statements, on September 29, 2025, the Company commenced an exchange offer (the “Exchange Offer”) to exchange any and all of its 0% Convertible Senior Notes due 2027 (the “2027 Notes”) issued pursuant to the indenture governing such notes dated as of March 5, 2021 (the “2027 Notes Indenture”), for a pro rata portion of (i) aggregate principal amount of 7.00% Convertible Senior Secured Second Lien PIK Toggle Notes due 2030 (the “2030 Notes”) and (ii) shares of the Company’s common stock (the “New Shares”). In October 2025, pursuant to the settlement of the Exchange Offer $1,120,541,000 in aggregate principal amount of the 2027 Notes were validly tendered, accepted for exchange by the Company and subsequently canceled (the “Tendered Notes”). In exchange for the Tendered Notes, the Company issued in aggregate (i) $209,721,000 in aggregate principal amount of 2030 Notes and (ii) 317,834,446 New Shares.
The Company accounted for the Exchange Offer as a troubled debt restructuring under ASC 470-60, “Debt — Troubled Debt Restructurings by Debtors”, and recorded a gain on debt restructuring, net of exchange fees, of $548.7 million. The Company concluded that it was experiencing financial difficulties and the holders of the 2027 Notes had granted a concession. The Company accounted for the conversion option and other features of the 2030 Notes as bifurcated derivatives, which are accounted for separately as derivative instruments. The bifurcated derivative instruments are liability classified and recorded at fair value of $39.2 million in the consolidated balance sheet, with the corresponding amount recorded as a discount to the 2030 Convertible Notes upon issuance.

Given the significant judgments required by management in evaluating the accounting for the transactions, we identified the accounting for the Exchange Offer as a critical audit matter. Auditing the Company's accounting for the transactions required a high degree of auditor judgment and an increased extent of effort due to the nature and extent of specialized skill and knowledge required.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management's accounting for the Exchange Offer included the following, among others:
•We tested the design and implementation and effectiveness of controls over management’s accounting treatment of the Exchange Offer.
•With the assistance of professionals within our firm having expertise in accounting for debt transactions, we performed the following:
- We read the Exchange Offer contracts to understand the terms and conditions.
- We evaluated the Company's accounting analysis for the Exchange Offer under accounting principles generally accepted in the United States of America, including whether the transactions represented a troubled debt restructuring, the identification of embedded derivatives, and the determination of whether the embedded features require bifurcation and recognition as separate derivative financial instruments.

/s/ Deloitte & Touche LLP

Los Angeles, California
April 8, 2026

We have served as the Company's auditor since 2015.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)
	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$203,890	$131,913
Restricted cash, current	4,350	1,041
Accounts receivable, net	26,060	26,862
Inventory	84,032	113,444
Prepaid expenses and other current assets	13,758	11,332
Assets held for sale	9,394	1,864
Total current assets	341,484	286,456
Restricted cash, non-current	9,291	12,600
Property, plant, and equipment, net	213,262	184,887
Operating lease right-of-use assets	5,661	123,975
Prepaid lease costs, non-current	40,931	68,005
Other non-current assets, net	2,595	622
Investment in unconsolidated joint venture	1,523	1,601
Total assets	$614,747	$678,146
Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$20,525	$37,571
Current portion of operating lease liabilities	2,132	4,125
Accrued expenses and other current liabilities	8,975	11,656
Accrued litigation expenses	38,900	—
Accrued litigation settlement	—	7,250
Short-term finance lease liabilities	4,385	851
Total current liabilities	$74,917	$61,453
Long-term liabilities:
2027 Notes, net	$29,459	$1,141,476
2030 Notes, net	308,404	—
Delayed draw term loans, net	77,877	—
Delayed draw term loan warrants at fair value	5,066	—
Operating lease liabilities, net of current portion	4,059	73,613
Finance lease liabilities	76,590	2,812
2030 Embedded Derivative liability at fair value	39,152	—
Other long-term liabilities	220	—
Total long-term liabilities	$540,827	$1,217,901
(continued on next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)
	December 31,
	2025	2024
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	$—	$—
Common stock, par value $0.0001 per share—3,000,000,000 shares and 500,000,000 shares authorized at December 31, 2025 and 2024, respectively; 453,688,312 shares and 76,065,969 shares issued and outstanding at December 31, 2025 and 2024, respectively	45	8
Additional paid-in capital	1,029,308	644,004
Accumulated deficit	(1,022,507)	(1,241,531)
Accumulated other comprehensive loss	(7,843)	(3,689)
Total stockholders’ deficit	$(997)	$(601,208)
Total liabilities and stockholders’ deficit	$614,747	$678,146
The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Net revenues	$275,496	$326,452	$343,376
Cost of goods sold	267,850	284,753	426,031
Gross profit (loss)	7,646	41,699	(82,655)
Research and development expenses	23,235	28,149	39,530
Selling, general and administrative expenses	217,757	169,674	203,705
Loss on write-down of assets held for sale	48,987	—	16,639
Loss from impairment of long-lived assets	51,288	—	—
Restructuring expenses	—	—	(631)
Total operating expenses	341,267	197,823	259,243
Loss from operations	(333,621)	(156,124)	(341,898)
Other income (expense), net:
Interest expense	(14,028)	(4,097)	(3,955)
Remeasurement of warrant liability	15,077	—	—
Remeasurement of derivative liability	(12,288)	—	—
Gain on debt restructuring, net of exchange fees	548,651	—	—
Other, net	15,311	(10)	11,616
Total other income (expense), net	552,723	(4,107)	7,661
Income (loss) before taxes	219,102	(160,231)	(334,237)
Income tax (benefit) expense	—	(26)	5
Equity in losses of unconsolidated joint venture	78	73	3,902
Net income (loss)	$219,024	$(160,278)	$(338,144)
Less: Earnings allocated to participating securities	(41,012)	—	—
Net income (loss) available to common stockholders—basic	$178,012	$(160,278)	$(338,144)
Net income (loss) per share available to common stockholders—basic	$1.15	$(2.43)	$(5.26)
Weighted average common shares outstanding—basic	155,266,711	66,004,815	64,300,099
Net loss per share available to common stockholders—diluted	$(1.83)	$(2.43)	$(5.26)
Weighted average common shares outstanding—diluted	180,919,958	66,004,815	64,300,099
The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2025	2024	2023

Net income (loss)	$219,024	$(160,278)	$(338,144)
Other comprehensive income (loss), net of tax:
Foreign currency translation (losses) gains, net of tax	(4,154)	1,560	(447)
Comprehensive income (loss), net of tax	$214,870	$(158,718)	$(338,591)
The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(In thousands, except share data)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2022	63,773,982	$6	$544,357	$(743,109)	$(4,802)	$(203,548)
Net loss	—	—	—	(338,144)	—	(338,144)
Issuance of common stock under equity incentive plans, net	850,158	—	(327)	—	—	(327)
Share-based compensation for equity classified awards	—	—	29,098	—	—	29,098
Foreign currency translation adjustment	—	—	—	—	(447)	(447)
Balance at December 31, 2023	64,624,140	$6	$573,128	$(1,081,253)	$(5,249)	$(513,368)
Net loss	—	—	—	(160,278)	—	(160,278)
Issuance of common stock under the ATM program, net	9,750,312	1	46,724	—	—	46,725
Issuance of common stock under equity incentive plans, net	1,691,517	1	229	—	—	230
Share-based compensation for equity classified awards	—	—	23,923	—	—	23,923
Foreign currency translation adjustment	—	—	—	—	1,560	1,560
Balance at December 31, 2024	76,065,969	$8	$644,004	$(1,241,531)	$(3,689)	$(601,208)
Net income	—	—	—	219,024	—	219,024
Issuance of common stock under the ATM program, net	58,888,790	5	146,733	—	—	146,738
Issuance of common stock under equity incentive plans, net	896,821	—	(424)	—	—	(424)
Share-based compensation for equity classified awards	—	—	30,990	—	—	30,990
Issuance of common stock in conjunction with the exchange of 2027 Notes, net	317,834,446	32	208,002	—	—	208,034
Issuance of common stock in conjunction with the conversion of a portion of the 2030 Notes	2,286	—	3	—	—	3
Foreign currency translation adjustment	—	—	—	—	(4,154)	(4,154)
Balance at December 31, 2025	453,688,312	$45	$1,029,308	$(1,022,507)	$(7,843)	$(997)
The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$219,024	$(160,278)	$(338,144)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from impairment of long-lived assets	51,288	—	—
Depreciation and amortization	32,773	23,121	48,094
Non-cash lease expense	3,960	8,279	8,140
Share-based compensation expense	30,990	23,923	29,098
Provision for credit losses	1	221	—
Amortization of debt issuance costs and debt discount	4,987	3,934	3,934
Loss on write-down and sale of fixed assets	49,335	809	20,515
Equity in losses of unconsolidated joint venture	78	73	3,902
Change in common stock warrant liability	(15,077)	—	—
Change in derivative liability	12,288	—	—
Write-down of note receivable	136	—	3,795
Gain on debt restructuring and exchange fees	(557,909)	—	—
Unrealized (gains) losses on foreign currency transactions	(12,066)	5,113	(1,822)
Paid-in-kind interest	4,569	—	—
Net change in operating assets and liabilities:
Accounts receivable	1,650	4,193	2,717
Inventories	31,654	15,576	106,087
Prepaid expenses and other current assets	(4,924)	2,013	12,873
Accounts payable	(15,204)	(20,564)	3,004
Accrued expenses and other current liabilities	28,767	4,511	(2,492)
Prepaid lease costs, non-current	(8,268)	(6,502)	(4,245)
Operating lease liabilities	(3,203)	(3,235)	(3,281)
Long-term liabilities	220	—	—
Net cash used in operating activities	$(144,931)	$(98,813)	$(107,825)
Cash flows from investing activities:
Purchases of property, plant and equipment	$(12,308)	$(11,015)	$(10,564)
Proceeds from sale of fixed assets	1,942	4,348	4,323
Proceeds from note receivable on assets previously held for sale	84	—	—
Payments for investment in joint venture	—	—	(3,250)
Proceeds from security deposits	32	435	—
Net cash used in investing activities	$(10,250)	$(6,232)	$(9,491)
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to the ATM Program, net of issuance costs	$148,699	$46,725	$—
Proceeds from delayed draw term loans, net of issuance costs	100,000	—	—
Payment of debt issuance costs	(15,604)	—	—
Payment of equity issuance costs	(6,535)	—	—
Principal payments under finance lease obligations	(2,732)	(1,177)	(223)
Proceeds from exercise of stock options	6	924	170
Payments of minimum withholding taxes on net share settlement of equity awards	(424)	(695)	(497)
Net cash provided by (used in) financing activities	$223,410	$45,777	$(550)
Net increase (decrease) in cash, cash equivalents and restricted cash	68,229	(59,268)	(117,866)
Cash, cash equivalents and restricted cash at the beginning of the period	145,554	205,935	322,549
Effect of foreign currency exchange rate changes on cash	3,748	(1,113)	1,252
Cash, cash equivalents and restricted cash at the end of the period	$217,531	$145,554	$205,935
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$—	$—	$—
Taxes	$—	$6	$(1)
Non-cash investing and financing activities:
Issuance of common stock in conjunction with the exchange of 2027 Notes	$214,568	$—	$—
Re-classification of prepaid issuance costs to additional paid-in-capital related to ATM program	$1,961	$—	$—
Issuance of 2030 Notes in conjunction with the exchange of 2027 Notes, including PIK	$334,151	$—	$—
Conversion of 2030 Notes to common stock	$3	$—	$—
Issuance of common stock warrants in connection with delayed draw term loans	$16,506	$—	$—
Non-cash additions to property, plant and equipment	$551	$3,428	$909
Issuance costs of convertible debt, accrued not yet paid	$187	$—	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,877	$1,755	$36,400
Reclassification of pre-paid lease costs to operating lease right-of-use assets	$—	$131	$28,082
Reclassification of pre-paid lease costs to finance lease right-of-use assets	$19,929	$—	$—
Reclassification of operating lease right-of-use assets to finance lease right-of-use assets	$115,557	$—	$—
Non-cash addition to financing leases	$10,239	$4,308	$—
The accompanying notes are an integral part of these consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. Introduction
The Company
Beyond Meat, Inc., a Delaware corporation (including its subsidiaries unless the context otherwise requires, the “Company”), is a leading plant-based meat company offering a portfolio of revolutionary plant-based meats and other innovative plant-based food and beverage products. The Company seeks to deliver the power of plants to consumers through its plant-based meat products, an innovation that enables consumers to experience the taste, texture and other sensory attributes of popular animal-based meat products while enjoying the nutritional and environmental benefits of eating the Company’s plant-based meat products, and adjacent products that deliver taste and macronutrients from plants and plant-based ingredients. The Company’s brand promise, “Eat What You Love,” represents a strong belief that there is a better way to feed our future and that the positive choices we all make, no matter how small, can have a great impact on our personal health and the health of our planet. By shifting from animal-based meat to plant-based meat, we can positively impact four growing global issues: human health, climate change, constraints on natural resources and animal welfare.
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
The Company’s primary production facilities are located in Columbia, Missouri, and Devault, Pennsylvania, and its research and development and administrative offices are located in El Segundo, California. The Company owns a manufacturing facility in Enschede, the Netherlands, where it produces its woven protein and dry blend flavor systems for shipment to local co-manufacturers, including one of the Company’s distributors who built a co-manufacturing facility in the Netherlands used for production of the Company’s finished goods. In addition to its own production facilities, the Company uses co-manufacturers in various locations in the United States, Canada, Germany and the Netherlands.
In Jiaxing, China, the Company leases a 38,000 square foot manufacturing facility. In Shanghai, China, the Company leased a facility for use as a local research and development facility. In connection with the cessation of operational activities in China and pursuant to an agreement with the landlord, BYND JX terminated the Shanghai lease early effective as of May 20, 2025.
In 2021, the Company entered into a lease agreement to house its corporate headquarters, lab and innovation space (the “Campus Headquarters”) in El Segundo, California. In 2022, upon completion of the tenant improvements associated with Phase 1-A, the Company moved its Innovation team from the Manhattan Beach Project Innovation Center to the Campus Headquarters. In June 2023, upon completion of the tenant improvements associated with Phase 1-B, the Company moved its headquarters, sales and marketing operations into the Campus Headquarters. In June 2023, the Company terminated the lease of its former headquarters, also in El Segundo, California.
The Company sells to a variety of customers in the retail and foodservice channels throughout the United States and internationally primarily through distributors who purchase, store, sell, and deliver the Company’s products. In addition, the Company sells directly to customers in the retail and foodservice channels who handle their own distribution. In the fourth quarter of 2025, the Company launched its Beyond Test Kitchen DTC

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

platform, giving consumers early access to certain new plant-based protein products, generally for a limited time.
Cost-Reduction Initiatives and Global Operations Review
In 2023, the Company initiated a review of its global operations (the “Global Operations Review”), which involves narrowing the Company’s commercial focus to certain anticipated growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. As part of this review, on November 1, 2023, the Company’s board of directors approved a plan to reduce the Company’s workforce by approximately 65 employees, representing approximately 19% of the Company’s global non-production workforce (or approximately 8% of the Company’s total global workforce).
On February 24, 2025, the Company’s board of directors approved a plan to reduce the Company’s workforce in North America and the EU by approximately 44 employees, representing approximately 17% of the Company’s global non-production workforce (or approximately 6% of the Company’s total global workforce).
In addition, as part of the Company’s Global Operations Review, on February 24, 2025, the Company’s board of directors approved a plan to suspend the Company’s operational activities in China, which ceased as of the end of 2025. As part of this plan, the Company reduced its workforce in China by approximately 20 employees, representing approximately 95% of the Company’s China workforce (or approximately 3% of the Company’s total global workforce).
On August 6, 2025, management of the Company approved a plan to reduce the Company’s workforce in North America by approximately 40 employees, representing approximately 5% of the Company’s total global workforce. In 2025, the Company recorded one-time cash charges of approximately $1.1 million in connection with this reduction in force, primarily consisting of severance payments, employee benefits and related costs, in all cases, provided to departing employees.
Loan and Security Agreement; Warrant Agreement
On May 7, 2025, the Company, as borrower, entered into a Loan and Security Agreement (as amended the “Loan and Security Agreement”) with Unprocessed Foods, LLC, an affiliate of the Ahimsa Foundation, as a lender (“Unprocessed Foods”), the other lenders party thereto from time to time (together with Unprocessed Foods, the “Lenders”), and certain of the Company’s subsidiaries party thereto from time to time, as guarantors (together with the Company, the “Loan Parties”), pursuant to which the Lenders agreed to provide for a senior secured delayed draw term loan facility (the “Delayed Draw Term Loan Facility” and the loans thereunder, the “Delayed Draw Term Loans”) in an aggregate principal amount of $100.0 million. Beyond Meat EU B.V., a subsidiary of the Company (“Beyond Meat BV”), has guaranteed the Company’s obligations under the Loan and Security Agreement. The Delayed Draw Term Loans are secured by a first-priority lien and security interest in substantially all of the assets, subject to certain exceptions, of the Company and Beyond Meat BV. On June 26, 2025 and September 18, 2025, at the Company’s request, Unprocessed Foods, as the sole Lender at such time, made Delayed Draw Term Loans to the Company in the principal amounts of $40.0 million (the “Initial Draw”) and $60.0 million (the “Second Draw”), respectively. The Company plans to use the proceeds from such Delayed Draw Term Loans for general corporate purposes. See Note 9.
On May 7, 2025, in connection with the entry into the Loan and Security Agreement, the Company and the Lenders entered into a warrant agreement (the “Warrant Agreement”) setting forth the rights and obligations of the Company and the Lenders as holders (in such capacity, the “Holders”) in connection with warrants (the “Warrants”) representing such Holders’ right to purchase up to, in the aggregate, 9,558,635 shares of the Company’s common stock (the “Maximum Warrant Share Amount”) at an initial exercise price of $3.26 per share calculated based on the terms of the Warrant Agreement. The Loan and Security Agreement provides that at each funding date of any Delayed Draw Term Loan, the Company would execute and deliver to the applicable Lenders Warrants representing the pro rata portion of the Maximum Warrant Share Amount based on the amount of Delayed Draw Term Loan provided by such Lender on the date thereof. See Note 9.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

On June 26, 2025, in connection with the Initial Draw, the Company issued to Unprocessed Foods Warrants to purchase 3,823,454 shares of common stock with an initial exercise price of $3.26 per share, a fair value per share of $2.09 and an aggregate fair value of $8.0 million. See Note 2 and Note 9.
As of June 28, 2025, the Company concluded it was reasonably certain to draw the remaining $60.0 million available under the Delayed Draw Term Loan Facility before December 31, 2025, and therefore reasonably certain that it would issue to the Lenders Warrants to purchase the remaining 5,735,181 unissued shares of common stock pursuant to the Loan and Security Agreement. The fair value of the contingently issuable Warrants measured as of June 28, 2025 was $12.1 million. The Company recorded $20.1 million in liability for the total fair value of the issued and contingently issuable Warrants in Delayed draw term loan warrants in its consolidated balance sheet at June 28, 2025. See Note 2 and Note 9.
On September 18, 2025, the Company drew the remaining $60.0 million available under the Delayed Draw Term Loan Facility. In connection with the Second Draw, the Company issued to Unprocessed Foods Warrants to purchase 5,735,181 shares of common stock with an initial exercise price of $3.26 per share, that were previously accounted for as contingently issuable Warrants. See Note 2 and Note 9.
In connection with the Exchange Offer (as defined below), on October 15, 2025, the Company entered into a First Amendment to the Loan and Security Agreement, dated as of October 15, 2025 (the “First Amendment to LSA”) with Unprocessed Foods, and an Intercreditor Agreement, dated as of October 15, 2025 (as amended, the “Intercreditor Agreement”), among Unprocessed Foods, Wilmington Trust, National Association and the Company.
Partial Lease Termination and Sublease
On May 9, 2025, the Company entered into the Second Amendment to Lease (the “Second Amendment”) with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), amending that certain Lease dated January 14, 2021 (the “Original Lease” and as amended from time to time, the “Campus Lease”). The Second Amendment provided for, among other things, the surrender by the Company to the Landlord of approximately 61,556 rentable square feet of the existing premises (the “Surrendered Premises”), a release of all claims arising out of, or based upon, any act, matter, or thing regarding the Surrendered Premises, and the continued leasing of approximately 220,519 rentable square feet of the existing premises. See Note 5.
Effective as of July 22, 2025, the Company entered into a Sublease Agreement (the “Varda Sublease”) with Varda Space Industries, Inc., a Delaware corporation (the “Subtenant”), pursuant to which the Company subleased to the Subtenant approximately 54,749 rentable square feet of the existing premises at the Campus Headquarters. On October 7, 2025, the Company entered into a letter agreement with the Landlord and the Subtenant, pursuant to which, among other things, the Landlord provided its consent to the Varda Sublease. See Note 5.
Exchange Offer and Consent Solicitation
On September 29, 2025, the Company commenced an exchange offer (the “Exchange Offer”) to exchange any and all of its 0% Convertible Senior Notes due 2027 (the “2027 Notes”) issued pursuant to the indenture governing such notes dated as of March 5, 2021 (the “2027 Notes Indenture”), for a pro rata portion of (i) up to $202.5 million in aggregate principal amount of 7.00% Convertible Senior Secured Second Lien PIK Toggle Notes due 2030 (the “2030 Notes”) and (ii) up to 326,190,370 shares of the Company’s common stock (the “New Shares”). Simultaneously with the Exchange Offer, the Company solicited consents (the “Consent Solicitation”) from holders of the 2027 Notes to adopt certain proposed amendments (the “Proposed Amendments”) to the 2027 Notes Indenture. See Note 9.
On October 15, 2025 (the “Early Settlement Date”), the Company completed the early settlement of the exchange of the 2027 Notes that were validly tendered on or before the early tender deadline of 5:00 p.m., New York City time, on October 10, 2025 (the “Early Tender Date”) in the Exchange Offer. Pursuant to the early

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

settlement of the Exchange Offer, $1,114,603,000 in aggregate principal amount of the 2027 Notes were validly tendered, accepted for exchange by the Company and subsequently canceled (collectively, the “Early Tendered Notes”). On the Early Settlement Date, the Company issued (i) $208,717,000 in aggregate principal amount of 2030 Notes (inclusive of $12.5 million in aggregate principal amount of 2030 Notes as payment to certain holders of 2027 Notes that had entered into a transaction support agreement with the Company relating to the Exchange Offer (the “SteerCo Premium”)) and (ii) 316,150,176 New Shares, in exchange for the Early Tendered Notes. The Company also completed the Consent Solicitation and entered into a supplemental indenture (the “Supplemental Indenture”) to the 2027 Notes Indenture with U.S. Bank, National Association, as trustee (the “2027 Notes Trustee”). See Note 9.
On October 30, 2025 (the “Final Settlement Date”), the Company completed the final settlement of the exchange of the 2027 Notes that were validly tendered in the Exchange Offer and not validly withdrawn following the Early Tender Date. Pursuant to the final settlement of the Exchange Offer, an additional $5,938,000 in aggregate principal amount of the 2027 Notes were validly tendered, accepted for exchange by the Company and subsequently canceled (collectively, the “Additional Tendered Notes”). In connection with the final settlement of the Exchange Offer, on the Final Settlement Date, the Company issued (i) $1,004,000 in aggregate principal amount of 2030 Notes and (ii) 1,684,270 New Shares, in exchange for the Additional Tendered Notes. See Note 9.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.
Reclassification of Prior Period Presentation
Certain prior period amounts in the Company’s consolidated statements of operations have been reclassified to be consistent with the current period presentation. These reclassifications had no effect on the reported results of operations.
Fiscal Year
The Company operates on a fiscal calendar year, and each interim quarter is comprised of one 5-week period and two 4-week periods, with each week ending on a Saturday. The Company’s fiscal year always begins on January 1 and ends on December 31. As a result, the Company’s first and fourth fiscal quarters may have more or fewer days included than a traditional 91-day fiscal quarter.
Segment Information
The Company has one operating segment and one reportable segment, in the plant-based meat industry, offering a portfolio of revolutionary plant-based meat. The Company’s chief operating decision maker (“CODM”), who is its Chief Executive Officer and President, reviews operating results to make decisions about allocating resources and assessing performance for the entire company. The Company derives revenue primarily in North America and Europe and manages the business activities on a consolidated basis. The Company’s CODM allocates resources and assesses performance at the consolidated level. See Note 16.
Management’s Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company include trade promotion

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

and discount accruals; useful lives of property, plant and equipment; valuation of long-lived assets including assets held for sale; valuation of deferred tax assets; valuation of inventory and related provision; incremental borrowing rate used to determine lease right-of-use assets and lease liabilities; assessment of contract-based factors, asset-based factors, entity-based factors and market-based factors to determine the lease term impacting right-of-use assets and lease liabilities; the valuation of the fair value of stock options and performance stock units (“PSUs”) used to determine share-based compensation expense; the valuation and remeasurement of the fair value of warrant liability; the valuation and remeasurement of the fair value of embedded derivatives; and liabilities and loss contingency accruals in connection with claims, lawsuits and administrative proceedings. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates and such differences may be material to the Company’s consolidated financial statements.
Comprehensive Loss
Comprehensive loss includes unrealized gains (losses) on the Company’s foreign currency translation adjustments for the years ended December 31, 2025, 2024, and 2023. Income taxes on the unrealized losses are zero.
2027 Notes
On March 5, 2021, the Company issued $1.0 billion aggregate principal amount of its 0% Convertible Senior Notes due 2027 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. On March 12, 2021, the initial purchasers of the 2027 Convertible Notes exercised their option to purchase an additional $150.0 million aggregate principal amount of the Company’s 0% Convertible Senior Notes due 2027, and such Additional Notes were issued on March 16, 2021. The Company accounted for the 2027 Notes under Accounting Standards Update (“ASU”) No. 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity” (ASU 2020-06”), which the Company early adopted in the first quarter of 2021 concurrently with the issuance of the 2027 Notes. The Company recorded the 2027 Notes in Long-term liabilities at face value net of issuance costs. If any of the conditions to the convertibility of the 2027 Notes is satisfied, or the 2027 Notes become due within one year, then the Company may be required under applicable accounting standards to reclassify the liability carrying value of the 2027 Notes as a current, rather than a long-term, liability. In October 2025, the Company completed an exchange offer which resulted in the modification of the 2027 Notes as discussed below. See Note 9.
2027 Notes Embedded Derivative
Concurrently with the Exchange Offer, the Company irrevocably elected to settle any future conversions of the remaining 2027 Notes in cash and, therefore, the 2027 Notes are no longer considered convertible into shares. This change in election to settle any future conversions in cash resulted in the conversion option being accounted for as an embedded derivative in accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”), and any subsequent changes in the fair value of the derivative being marked to market through the Company’s consolidated statements of operations. The fair value of the embedded derivative in the 2027 Notes was determined to be immaterial and, accordingly, not recorded at both the Exchange Offer issuance date and as of December 31, 2025.
2030 Notes
On September 29, 2025, the Company commenced the exchange offer to exchange any and all of its 2027 Notes issued pursuant to the 2027 Notes Indenture, for a pro rata portion of (i) up to $202.5 million in aggregate principal amount of the 2030 Notes and (ii) up to 326,190,370 New Shares. Following the Final Settlement Date, a total of (i) $209,721,000 in aggregate principal amount of 2030 Notes (inclusive of $12.5 million in aggregate principal amount of 2030 Notes as payment of the SteerCo Premium) and (ii) 317,834,446 New Shares were

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

issued by the Company in connection with the Exchange Offer. The Company accounts for the 2030 Notes under Accounting Standards Codification (“ASC”) 470, “Debt.” See Note 9.
2030 Notes Embedded Derivative
The Company evaluates the contracts for its convertible debt and warrants to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815. In circumstances where there are several embedded derivative instruments in a contract that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, combined derivative instrument, recorded at fair value on the Company’s consolidated balance sheet at inception and marked to market at each reporting period thereafter. The 2030 Notes contain certain embedded derivatives that require bifurcation and separate accounting from the debt host pursuant to ASC 815, including separate valuations of fair value for those derivatives both at the issuance date and at the end of subsequent reporting periods thereafter until the derivatives expire, are canceled or the debt is no longer outstanding. The Company accounted for the bifurcated derivative instruments as a single, combined derivative instrument (the “2030 Notes Embedded Derivative”). Fair value was determined using, among other factors, a binomial lattice valuation model in accordance with ASC 820, “Fair Value Measurement.” The issuance date fair value of the 2030 Notes Embedded Derivative is recorded as a debt discount and amortized to interest expense over the term of the 2030 Notes, while the changes to the fair value of the 2030 Notes Embedded Derivative after the issuance date are marked to market each reporting period and recognized in the consolidated statements of operations in Other income (expense), net. See Note 3 and Note 9.
Troubled Debt Restructuring
The Exchange Offer qualified as a troubled debt restructuring (“TDR”) under ASC 470-60, “Debt —Troubled Debt Restructurings by Debtors.” The Company concluded that it was experiencing financial difficulties and a majority of the holders of the 2027 Notes had granted a concession in significantly reducing the Company’s debt by tendering 97.44% of the 2027 Notes in exchange for a combination of 2030 Notes and New Shares. The exchange of the 2027 Notes for the 2030 Notes and New Shares was accounted for as a combination TDR that includes both a partial settlement and a modification of the remaining debt terms as follows: (1) in each tranche, the fair value of the common stock issued at the settlement date was recorded as a reduction to the carrying amount of the corresponding portion of the extinguished 2027 Notes; (2) after the reductions for the common stock issued, the Company determined that in both tranches, the total undiscounted future cash flows of the 2030 Notes, including any amounts contingently payable after the restructuring, was less than the remaining carrying value of the original debt, and accordingly, the Company reduced the carrying amount of the 2030 Notes to equal the total future undiscounted cash flows specified by the new terms of the 2030 Notes Indenture and recognized a gain on debt restructuring equal to the amount of that reduction, offset by debt issuance costs. Consistent with ASC 470-60-35-6, the effective interest rate of the 2030 Notes was reset to zero, and all subsequent cash payments (including amounts designated as interest) will be accounted for as reductions of the 2030 Notes’ carrying amount. Except for the amortization of the issuance date fair value of the 2030 Notes Embedded Derivative, no further interest expense will be recognized for the 2030 Notes over their remaining term. The Company recorded a gain on debt restructuring, net of exchange fees, of $548.7 million, included in the Company’s consolidated statement of operations for the year ended December 31, 2025. See Note 9.
Gain on Debt Restructuring
Gain on debt restructuring, net of exchange fees, of $548.7 million during the year ended December 31, 2025, represents the gain resulting from the Exchange Offer, which qualified as a troubled debt restructuring under ASC 470-60. Since the total undiscounted cash flows of the 2030 Notes, including any amounts contingently payable after the restructuring, plus the fair value of the New Shares issued in connection with the Exchange Offer, was less than the carrying amount of the exchanged 2027 Notes, the carrying value of the 2030 Notes was determined to be equal to the value of the total undiscounted cash flows, including any amounts contingently payable after the restructuring. The gain on debt restructuring was calculated as the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

difference between the carrying amount of the exchanged 2027 Notes and the carrying amount of the 2030 Notes, net of exchange fees. See Note 9.
Issuance Costs
Issuance costs related to the 2027 Notes were capitalized and offset against proceeds from the 2027 Notes. Issuance costs consisted of financial advisor fees, legal expenses and other costs related to the issuance of the 2027 Notes and were being amortized to interest expense over the term of the 2027 Notes prior to the Exchange Offer. Concurrently with the closing of the Exchange Offer described above, the unamortized issuance costs of the 2027 Notes as of the date of the final settlement of the Exchange Offer, were written off and were used to reduce the gain on debt restructuring, net of exchange fees. See Note 9.
Pursuant to ASC 470-60, direct costs of issuing equity related to the Exchange Offer were used to reduce the initial carrying amount of the equity interest issued. Other costs involving the Exchange Offer were used to reduce the gain on debt restructuring or recognized in selling, general and administrative expenses in the statements of consolidated operations. See Note 9.
Issuance costs related to the ATM Program, primarily fees paid to the sales agent, were capitalized to reflect the costs associated with the issuance of new shares of common stock and offset against proceeds from the ATM Program. See Note 10.
Issuance costs related to Initial Draw and Second Draw of the Delayed Draw Term Loan Facility were recorded in debt discount and are being amortized to interest expense over the terms of the First Draw and Second Draw, respectively, using the effective interest rate method. Pursuant to the Loan and Security Agreement accrued and unpaid interest expense from the Delayed Draw Term Loans compounded quarterly is paid-in-kind (“PIK”) interest which is added to the principal amount of Delayed draw term loans, net in the Company’s consolidated balance sheet. See Note 9.
Stock Warrant Liability
The Company accounts for freestanding warrants to purchase shares of its common stock as a liability. The Warrants contain certain settlement and holder participation provisions that preclude the Warrants from being classified as equity instruments and therefore, the Company accounts for the Warrants as liabilities in accordance with ASC 815 with changes in the fair value of the Warrants recognized in the Company’s consolidated statements of operations. The warrants to purchase shares of common stock are recorded at fair value upon issuance and are subject to remeasurement upon adjustments to the exercise price and at each balance sheet date using the Black-Scholes option-pricing model. Any change in fair value is recognized in the Company’s consolidated statements of operations in Other income (expense), net. See Note 9.
Foreign Currency
The Company’s foreign entities use their local currency as the functional currency. For these entities, the Company translates net assets into U.S. dollars at period end exchange rates, while revenue and expense accounts are translated at average exchange rates prevailing during the periods being reported. Resulting foreign currency translation adjustments are included in Accumulated other comprehensive income and foreign currency transaction gains and losses are included in Other, net. Foreign currency transaction gains and losses on long-term intra-entity transactions are recorded as a component of Other comprehensive loss. Foreign currency transactions denominated in a currency other than the reporting entity’s functional currency, including long-term intra-entity balances, may give rise to foreign currency transaction gains and losses that impact the Company’s results of operations.
Foreign currency translation (losses) gains, net of tax, reported as cumulative translation adjustment through Other comprehensive income (loss), net, were $(4.2) million, $1.6 million and $(0.4) million in the years ended December 31, 2025, 2024 and 2023, respectively.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Net realized and unrealized foreign currency transaction gains (losses) included in Other, net were $11.8 million, $(6.3) million and $1.1 million in the years ended December 31, 2025, 2024 and 2023, respectively.
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
The Company’s financial instruments include cash equivalents, accounts receivable, accounts payable and accrued expenses, for which the carrying amounts approximate fair value due to the short-term maturity of these financial instruments. The Company’s 2027 Notes are carried at face value and the Company’s 2030 Notes are carried at total undiscounted cash flows of the 2030 Notes, including any amounts contingently payable after the restructuring, net of debt discount. The Company’s Warrant liability and 2030 Notes Embedded Derivative liability are remeasured at the end of each reporting period, and at the time of certain events that require remeasurement of each of their values, using the Black-Scholes model and the binomial lattice valuation model, respectively. See Note 3 and Note 9.
Cash and Cash Equivalents
The Company maintains cash balances at two financial institutions in the United States. The cash balances may, at times, exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation or FDIC up to $250,000. The Company considers all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents. Cash equivalents included approximately 84% in money market accounts and approximately 16% in demand deposits as of December 31, 2025.
Restricted Cash
Restricted cash includes cash held as collateral for stand-alone letter of credit agreements related to normal business transactions. The agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder. The Company had $13.6 million in restricted cash as of December 31, 2025, which was comprised of $12.6 million to secure the letter of credit delivered to the Company’s landlord as security for the performance of the Company’s obligations under its Campus Lease, and $1.0 million to secure the letter of credit associated with a third party contract manufacturer in Europe. As of December 31, 2025, Restricted cash, current of $4.4 million was associated with the Campus Lease. As of December 31, 2025 and 2024, $9.3 million and $12.6 million, respectively, of the restricted cash was included in Restricted cash, non-current, in the Company’s consolidated balance sheets. In 2025, in connection with the Varda Sublease, the Company and the Landlord entered into the Fourth Amendment to Lease whereby the parties agreed to amend the schedule for reduction of the Company’s letter of credit to: (i) $8.25 million on November 9, 2026; (ii) $6.25 million on November 9, 2027; and (iii) $3.125 million on November 9, 2028; provided the Company is not then in default of its obligations under the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Campus Lease (see Note 5). As of December 31, 2024, the letter of credit associated with the third party contract manufacturer was $1.0 million, which was included in Restricted cash, current.
Subsequent to the year ended December 31, 2025, the Company entered into a new sales agreement with Roquette for the supply of pea protein which requires the Company to procure a $1.0 million standby letter of credit to secure its payment obligations thereunder. See Note 17.
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
The Company had $0.2 million and $1.6 million allowance for credit losses as of December 31, 2025 and 2024, respectively.
Inventories and Cost of Goods Sold
Inventories are recorded at lower of cost or net realizable value. The Company accounts for inventory using the weighted average cost method. In addition to product cost, inventory costs include expenditures such as direct labor and certain supply and overhead expenses including in-bound shipping and handling costs incurred in bringing the inventory to its existing condition and location. Inventories are comprised primarily of raw materials, direct labor and overhead costs. Weighted average cost method is used to absorb raw materials, direct labor, and overhead into inventory. The Company reviews inventory quantities on hand and records an estimated provision for excess and obsolete inventory based primarily on historical and forecasted demand, estimated shelf life of various raw materials and packaging, work in process and finished goods inventory, as well as the age of the inventory, among other factors. The determination of the provision to be recorded for excess and obsolete raw materials and work in process inventory requires management to evaluate the historical demand and remaining shelf life for existing raw materials and work in process inventory quantities on hand compared to estimates of future demand for the Company’s products, which involves significant assumptions. The Company performs both quantitative and qualitative assessments of its inventory on hand to estimate the potential value of inventory that may not provide future economic value to the Company for various reasons. These reasons include, among other things, obsolescence due to changes in product formulations, packaging formats or strategic decisions to exit certain product lines; expiration of certain inventories due to under-consumption relative to purchased quantities; damaged, lost or contaminated inventories; and excess quantities of certain inventories relative to actual demand or forecasts, or as a result of significant changes in demand for the Company’s products. Upon estimating the value of such inventory amounts, the Company records a provision to reduce the carrying value of inventory on its balance sheet by such amount with a corresponding increase in cost of goods sold. An inventory provision is recorded each period based on the factors noted above with corresponding write-downs of inventory and increases in cost of goods sold.

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
Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining lease term. When assets are sold or retired, the asset and related accumulated depreciation are removed from the respective account balances. Any gain or loss from sale of the asset is included in selling, general and administrative expenses. Any loss on accelerated depreciation on planned write-off and disposal of the asset is included in either cost of goods sold, research and development expenses, or selling, general and administrative expenses, depending on the nature of the asset. Expenditures for repairs and maintenance are charged directly to expense when incurred. See Note 7.
Change in Accounting Estimate
During the first quarter of 2023, the Company completed a reassessment of the useful lives of its large manufacturing equipment and research and development equipment, and determined that the Company should increase the estimated useful lives for certain of its equipment from a range of 5 to 10 years to a uniform 10 years. This reassessment was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2023. See Note 7.
Assets Held For Sale
The Company classifies long-lived assets determined to be sold as held for sale in the period in which all specified GAAP criteria are met. The Company initially measures assets classified as held for sale at estimated fair value, less estimated costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met and are recorded in Loss on write-down of assets held for sale in the Company’s consolidated statements of operations, if applicable. The estimated fair values are typically based on appraisals or offers from prospective buyers, including estimated auction values where applicable, less estimated costs to sell. Assets classified as held for sale are no longer depreciated as of that date. The inputs to the valuation techniques used in estimating the fair value of the assets held for sale was primarily Level 2 in the fair value hierarchy. As of December 31, 2025 and 2024, the Company had $9.4 million and $1.9 million, respectively, in Assets held for sale in its consolidated balance sheet. The Company expects these assets held for sale will be sold within one year.
Impairment of Long-Lived Assets
Long-lived assets including, but not limited to, property, plant and equipment, lease right-of-use assets, and prepaid lease costs, are reviewed by management for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. When

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

events or circumstances indicate that impairment may be present, management evaluates the probability that future undiscounted net cash flows expected from the use of the asset plus the residual value from the ultimate disposal may be less than the carrying value of the asset. If the estimated recoverable amount is less than the carrying value of the asset, then such assets are written down to their estimated fair values and an impairment loss is recognized for the difference between the carrying value of the assets and their estimated fair values. During the quarter ended September 27, 2025, the Company identified certain indicators of impairment to the long-lived assets, and as a result tested those asset groups for impairment, which resulted in an impairment loss of $51.3 million that was recorded in its consolidated statement of operations for the year ended December 31, 2025. The inputs to the valuation techniques used in estimating the fair value of the asset groups tested for impairment were primarily Level 1 in the fair value hierarchy. No long-lived assets were impaired during the years ended December 31, 2024 and 2023. See Note 8.
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
With respect to uncertain tax positions, the Company recognizes in its financial statements those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense. See Note 13.
Leases
Leases are classified as either finance leases or operating leases based on criteria in ASC 842, “Leases.”
The Company has finance leases for its Campus Headquarters, a warehousing facility in the Netherlands and for certain equipment used for research and development and operations. An asset and a corresponding liability for finance lease obligations are established for the cost of a finance lease. Finance lease assets are included in Property, plant and equipment, net in the Company’s consolidated balance sheets.
Operating leases include lease arrangements for the Company’s corporate offices (other than the Campus Headquarters), manufacturing facilities, warehouses, vehicles and, to a lesser extent, certain equipment. Operating leases with a term greater than one year are recorded in the Company’s consolidated balance sheets as operating lease right-of-use assets and operating lease liabilities at the commencement date. Operating lease assets represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments arising from the lease. Such leases generally have original lease terms between 2 years and 16 years, and often include one or more options to extend. Some leases also include early termination options, which can be exercised under specific conditions. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company does not have residual value guarantees or material restrictive covenants associated with its leases.
The Company records these balances initially at the present value of future minimum lease payments calculated using the Company’s incremental borrowing rate and expected lease term. The Company estimates the incremental borrowing rate for each lease based on prevailing market rates for collateralized debt in a similar economic environment with similar payment terms and maturity dates commensurate with the terms of the lease. Certain adjustments to the lease right-of-use assets may be required for items such as initial direct costs paid or incentives received. Certain leases contain variable payments, which are expensed as incurred and not included in the Company’s lease right-of-use assets and lease liabilities. These amounts primarily include payments for maintenance, utilities, taxes and insurance on the Company’s corporate, research and

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

development, and manufacturing facilities and warehouse leases and are excluded from the present value of the Company’s lease obligations. Some leases also include early termination options, that can be exercised under specific conditions. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company does not have residual value guarantees or material restrictive covenants associated with its leases. Upon adoption of Accounting Standards Update (“ASU”) 2016-02, the Company elected to combine lease and non-lease components on all new or modified leases into a single lease component, for all classes of assets, which the Company recognizes over the expected term on a straight-line expense basis. The Company elected to separate the lease and non-lease components on all new or modified operating leases for the co-manufacturing class of assets for the purpose of recording operating lease right-of-use assets and operating lease liabilities. See Note 5.
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
Under ASC 842, a partial lease termination is accounted for as a lease modification that requires a reassessment of the lease classification for the remaining lease components based on the facts and circumstances at the effective date of the modification. When the Company enters into a lease termination, the termination penalty and the revised lease consideration from the amended lease payment schedule are allocated to the remaining lease components on the effective date of the termination. If the modification causes the remaining lease to meet any of the finance lease criteria, it would be reclassified from an operating lease to a finance lease for the remaining term. If the reassessment results in a change from an operating lease to a finance lease, the subsequent accounting for the remaining lease components will follow the finance lease model. This would involve separating the lease expense into interest expense and amortization expense in the Company’s consolidated statements of operations and reflecting principal payments as financing activities in the Company’s consolidated statements of cash flows. In connection with the partial lease termination of the Campus Headquarters, the Company concluded that the classification of the remaining portion of the Campus Lease had changed from an operating lease to a finance lease. See Note 5.
Effective as of July 22, 2025, the Company entered into the Varda Sublease with the Subtenant, pursuant to which the Company subleased to the Subtenant approximately 54,749 rentable square feet of the Subleased Premises (see Note 5). Sublease income is recognized on a straight-line basis and included in the Company’s consolidated statement of operations as a credit to Research and development expenses. Total sublease income was $0.6 million for the year ended December 31, 2025. There was no sublease income related to the Campus Lease in the years ended December 31, 2024 and 2023.
Contingencies
The Company is subject to a range of claims, lawsuits and administrative proceedings that arise in the ordinary course of business. The Company accrues for loss contingencies and records the expense in operating expenses when it is probable that a liability has been incurred and the amount can be reasonably estimated, in accordance with the recognition criteria of the Financial Accounting Standards Board (“FASB”) ASC 450, “Contingencies.” Estimating liabilities and costs associated with these matters require significant judgment based upon the professional knowledge and experience of management and its legal counsel. See Note 12.
Revenue Recognition
The Company recognizes revenue when its contractual performance obligations with customers are satisfied and collectability is reasonably assured. The majority of the Company’s contracts with customers generally consist of a single performance obligation to transfer promised goods.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The Company’s revenues are generated through sales of its products to distributors or customers. Revenue is recognized at the point in which the performance obligation under the terms of a contract with the customer has been satisfied and control has transferred. The Company’s performance obligation is typically defined as the accepted purchase order, the direct-to-consumer order, or the contract with the customer which requires the Company to deliver the requested products at agreed upon prices at the time and location of the customer’s choice. The Company generally does not offer warranties or a right to return on the products it sells except in the instance of a product recall or other limited circumstances.
Revenue is measured as the amount of consideration the Company expects to receive in exchange for fulfilling the performance obligation. Sales and other taxes the Company collects concurrently with the sale of products are excluded from revenue. The Company's normal payment terms vary by the type and location of its customers and the products offered. The time between invoicing and when payment is due is not significant. None of the Company's customer contracts as of December 31, 2025 contained a significant financing component.
The Company routinely offers sales discounts and promotions through various programs to its customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. Provision for discounts and incentives are recorded in the same period in which the related revenues are recognized. At the end of each accounting period, the Company recognizes a contra asset to accounts receivable for estimated sales discounts that have been incurred but not paid which totaled $6.2 million and $6.8 million as of December 31, 2025 and 2024, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.
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

	Year Ended December 31,
	2025	2024	2023
(in thousands)
U.S.:
Retail	$124,478	$150,812	$155,240
Foodservice	38,963	47,584	50,647
U.S. net revenues	163,441	198,396	205,887
International:
Retail	53,166	59,783	61,723
Foodservice	58,889	68,273	75,766
International net revenues	112,055	128,056	137,489
Net revenues	$275,496	$326,452	$343,376
One distributor accounted for approximately 13%, 12% and 12% of the Company’s gross revenues in 2025, 2024 and 2023, respectively. No other distributor or customer accounted for more than 10% of the Company’s gross revenues in 2025, 2024 or 2023.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Earnings (Loss) Per Share
Earnings (loss) per share (“EPS”) represents net income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS represents net income available to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of potential common shares outstanding during the period. Such potential common shares may include options, restricted stock units (“RSUs”), PSUs, and warrants and convertible notes considered to be participating securities as the warrant holders and convertible debt holders are entitled to participate in dividends to common stockholders.
The Company calculates basic and diluted EPS available to common stockholders in conformity with the two-class method required for companies with participating securities. Pursuant to ASU 2020-06, the Company applies the more dilutive of the if-converted method and the two-class method to its Notes. Under the two-class method for basic EPS, net income available to common stockholders was determined after allocating income to the warrant holders and the convertible debt holders. See Note 14.
Prepaid Expenses
Prepaid expenses primarily include prepaid insurance and other prepaid vendor costs, which are expensed in the period to which they relate. Prepaid expenses are included in Prepaid expenses and other current assets in the Company’s consolidated balance sheets and were $4.1 million and $7.8 million as of December 31, 2025 and 2024, respectively. In the second quarter of 2025, the Company prepaid certain executives of the Company $4.5 million in non-routine cash payments for retention bonuses pursuant to the Executive Incentive Bonus Plan. Each award is subject to repayment in the event the recipient resigns or is terminated under certain circumstances for a specified period of either one or two years. Accordingly, the Company is amortizing this prepaid balance as compensation expense over the term of the agreements.
For the year ended December 31, 2025, the Company amortized $2.2 million included in SG&A expenses, defined below, related to these retention bonuses. As of December 31, 2025, approximately $1.9 million was included in Prepaid expenses and $0.3 million was included in Other non-current assets, net, in the Company’s consolidated balance sheet.
Investment in Joint Venture
The Company uses the equity method of accounting to record transactions associated with its joint venture when the Company shares in joint control of the investee. Investment in joint venture is not consolidated but is recorded in Investment in unconsolidated joint venture in the Company’s consolidated balance sheet. The Company recognizes its portion of the investee’s results in Equity in losses of unconsolidated joint venture in its consolidated statements of operations. The Company eliminates its proportionate interest in any intra-entity profits or losses in the inventory of the investee at the end of the reporting period and recognizes its portion of the profit and losses when realized by the investee.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses are primarily comprised of selling, marketing and administrative expenses, including personnel and related expenses, share-based compensation, outbound shipping and handling costs, non-manufacturing lease expense, depreciation and amortization expense on non-manufacturing and non-research and development assets, charges related to asset write-offs including loss on write-down of assets held for sale, consulting fees and other non-production operating expenses. Marketing and selling expenses include advertising costs, share-based compensation awards to non-employee consultants and brand ambassadors, costs associated with consumer promotions, product donations, product samples and sales aids incurred to acquire new customers, retain existing customers and build brand awareness. Marketing and selling expenses also include payments to customers for which the customer provides a distinct good or service to the Company. Administrative expenses include expenses related to management, accounting, legal, IT and other office

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

functions, including accruals for legal matters when those matters present loss contingencies that are both probable and estimable. Advertising costs are expensed as incurred. Advertising costs in 2025, 2024 and 2023 were $6.1 million, $8.5 million and $17.2 million, respectively. Non-advertising related components of the Company’s total marketing expenditures primarily include costs associated with consumer promotions, product sampling and sales aids, which are also included in SG&A.
Shipping and Handling Costs
The Company does not bill its distributors or customers shipping and handling fees. The Company’s products are predominantly shipped to its distributors or customers as “FOB Destination,” with control of the products transferred to the customer at the destination or at the warehouse pick-up location of the products as designated by the customer. In-bound shipping and handling costs incurred in manufacturing a product are included in inventory and reflected in cost of goods sold when the sale of that product is recognized. Outbound shipping and handling costs, including sales via the direct-to-consumer channel, are considered as fulfillment costs and are recorded in SG&A expenses. Outbound shipping and handling costs included in SG&A expenses in 2025, 2024 and 2023 were $5.3 million, $7.3 million and $10.7 million, respectively.
Research and Development Expenses
Research and development expenses, which includes enhancements to existing products and production processes and new product development, are expensed in the period incurred. Research and development expenses primarily consist of personnel and related expenses for the Company’s research and development staff, including salaries, benefits, bonuses, share-based compensation, scale-up expenses and depreciation and amortization expense on research and development assets, and facility lease costs. Research and development expenses in 2025, 2024 and 2023 were $23.2 million, $28.1 million and $39.5 million, respectively.
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
Certain equity awards granted by the Company are subject to acceleration of vesting. In the event of an acceleration of vesting, the Company applies modification accounting pursuant to ASC 718. The acceleration of vesting of the unvested RSUs granted to non-employee directors in the fourth quarter of 2025 pursuant to their award agreements on the Early Settlement date of the Exchange Offer was determined to be a Type I modification. The Company recognized the entire balance of the unamortized share-based compensation expense related to such RSU awards in its consolidated financial statements. See Note 11.
The Company estimates the expected impact of forfeited awards and recognizes share-based compensation cost only for those awards ultimately expected to vest. If actual forfeiture rates differ materially

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

from the Company’s estimates, share-based compensation expense could differ significantly from the amounts the Company has recorded in the current period. The Company periodically reviews actual forfeiture experience and revises its estimates, as necessary. The Company recognizes as compensation cost the cumulative effect of the change in estimated forfeiture rates on current and prior periods in earnings of the period of revision. As a result, if the Company revises its assumptions and estimates, the Company’s share-based compensation expense could change materially in the future. See Note 11.
The Company estimates the fair value of PSUs granted in 2024 using the Monte Carlo valuation model. The market-based performance condition used for these awards is based upon the total shareholder return (“TSR”) of Beyond Meat versus the TSR of a peer group over performance periods which is considered to be a market condition under ASC 718, “Compensation—Stock Compensation.” The effect of the market condition is considered in determining the award’s grant date fair value, which is not subsequently revised based on actual performance for stock settled awards. The expense is therefore fixed at the time of grant in relation to this feature. The expense may only be adjusted for any service-related forfeitures.
Retirement Savings Plan
The Company offers a 401(k) retirement savings plan (“401-K Plan”) for the benefit of eligible employees. Under terms of this plan, eligible employees are able to make contributions of their wages on a tax-deferred basis. The Company incurred $1.8 million, $2.0 million and $2.1 million in matching contribution to the 401-K Plan in 2025, 2024 and 2023, respectively.
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
Contract termination costs include costs to terminate a contract or costs that will continue to be incurred under the contract without benefit to the Company. A liability is recognized and measured at its fair value when the Company either terminates the contract or ceases using the rights conveyed by the contract. See Note 4.
New Accounting Pronouncements
In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”), which provides amendments to the Codification in response to the 2018 SEC release No. 33-10532, “Disclosure Update and Simplification.” The amendments modify the disclosure and presentation requirements of a variety of Topics in the Codification and apply to all reporting entities within the scope of the affected Topics. ASU 2023-06 is effective for companies that are subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or purpose of issuing securities on the date which the SEC removes the related disclosure from Regulation S-X or Regulation S-K. Early adoption is prohibited. For all other entities, the amendments are effective two years later. If the SEC has not removed the applicable disclosure from Regulation S-X or Regulation S-K by June 30, 2027, the pending content related to ASU 2023-06 will not become effective for any entity and will be removed from the codification. Adoption of ASU 2023-06 is expected to modify the disclosure and presentation requirements only and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) in order to improve the disclosures about a public business entity’s expenses and

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. In January 2025, the FASB issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”) to clarify the effective date of ASU 2024-03.
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
In November 2024, the FASB issued ASU 2024-04, “—Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”) to improve the relevance and consistency in the application of induced conversion guidance in Subtopic 470-20, “Debt—Debt with Conversion and Other Options.” The amendments in ASU 2024-04 clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion.
The amendments in ASU 2024-04 affect entities that settle convertible debt instruments for which the conversion privileges were changed to induce conversion. The amendments in ASU 2024-04 are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The amendments in ASU 2024-04 permit an entity to apply the new guidance on either a prospective or a retrospective basis. The amendments in ASU 2024-04 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in ASU 2025-05 permit an entity to apply the new guidance on a prospective basis. The amendments in ASU 2025-05 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
On December 8, 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270),” which is intended to improve the navigability of the guidance in ASC 270, “Disclosure Requirements” (“ASC 270”) and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.” The ASU also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity.” As the FASB stated in the proposed guidance and reiterates in the ASU, the amendments are not intended to “change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements.” For public companies, the amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company expects to adopt ASU 2025-11 beginning on January 1, 2028. Adoption of ASU 2025-11-05 is expected to modify the disclosure and presentation requirements only and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
On December 17, 2025, the FASB issued ASU 2025-12, “Codification Improvements” (“ASU 2025-12”), which addresses suggestions received from stakeholders on the Codification and makes other incremental improvements to GAAP. This evergreen project facilitates Codification updates for a broad range of topics arising from technical corrections, the unintended application of the Codification, clarifications, and other minor improvements. The amendments in ASU 2025-11-05 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740)—Improvements to Income Tax Disclosures” (“ASU 2023-09”), which amends the Codification to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires additional disaggregation of the reconciliation between the statutory and effective tax rate for an entity and of income taxes paid, both of which are disclosures required by current GAAP. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments in ASU 2023-09 apply to all entities that are subject to Topic 740, Income Taxes. For public business entities, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company has adopted ASU 2023-09 on a prospective basis. Adoption of ASU 2023-09 did not have a material impact on the Company’s financial position, results of operations or cash flows.
In March 2024, the FASB issued ASU 2024-02, “Codification Improvements—Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”), which amends the Codification to remove references to various FASB Concept Statements. The amendments in ASU 2024-02 are considered to be Codification improvements only. The amendments in ASU 2024-02 apply to all reporting entities within the scope of the affected accounting guidance and are effective for the Company for fiscal years beginning after December 15, 2024. The Company adopted ASU 2024-02 beginning January 1, 2025. Adoption of ASU 2024-02 did not have a material impact on the Company’s financial position, results of operations or cash flows.
Note 3. Fair Value of Financial Instruments
See Note 2.
The Company had no financial instruments measured at fair value on a recurring basis as of December 31, 2024.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 in the years ended December 31, 2025, 2024 or 2023.
Valuation of Warrant Liability
On June 26, 2025, in connection with the Initial Draw, the Company issued to Unprocessed Foods Warrants to purchase 3,823,454 shares of common stock with an initial exercise price of $3.26 per share, a fair value per share of $2.09 and an aggregate fair value of $8.0 million. The aggregate fair value of the issued Warrants was recorded as a discount to the $40.0 million in term loan balance included in Delayed draw term loans, net in the Company’s consolidated balance sheet and is being amortized to interest expense using the effective interest rate method.
The following were the assumptions used in the Black-Scholes option-pricing model to determine the fair value of the Warrants issued in connection with the Initial Draw at issuance on June 26, 2025:

Risk-free interest rate	3.79%
Average expected term (years)	5.0
Expected volatility	69.35%
Dividend yield	—
As of June 28, 2025, the Company concluded it was reasonably certain to draw the remaining $60.0 million available under the Delayed Draw Term Loan Facility before December 31, 2025, and therefore reasonably certain that it would issue to the Lenders Warrants to purchase the remaining 5,735,181 unissued shares of common stock pursuant to the Loan and Security Agreement. The fair value of the contingently issuable Warrants measured as of June 28, 2025 was $12.1 million. The Company recorded $20.1 million in liability for the total fair value of the issued and contingently issuable Warrants in Delayed draw term loan warrants in its consolidated balance sheet at June 28, 2025.
The following were the assumptions used to determine the fair value of the contingently issuable Warrants as of June 28, 2025, assuming the draw of the remaining $60.0 million available under the Delayed Draw Term Loan Facility before December 31, 2025:

Assumption	As of June 28, 2025
Issue date	June 26, 2025
Expiration date	June 26, 2030
Remaining term to expiration (years)	5.0
Remaining term to expiration (trading weeks)	260
Annualized volatility	70.00%
Risk-free interest rate (continuous)	3.76%
On September 18, 2025, the Company drew the remaining $60.0 million available under the Delayed Draw Term Loan Facility. In connection with the Second Draw, the Company issued to Unprocessed Foods Warrants to purchase 5,735,181 shares of common stock with an initial exercise price of $3.26 per share, that were previously accounted for as contingently issuable Warrants.
On December 22, 2025, the exercise price of the Warrants was reduced to $1.95 from $3.26, pursuant to the provisions of the Warrant Agreement, which require a weighted average adjustment of the exercise price of the Warrants for certain below-market issuances of equity or equity-linked securities, subject to exceptions set forth in the Warrant Agreement.
The Company remeasured the fair value of the total warrant liability as of December 31, 2025 marking it to market. The following were the assumptions used in the Black-Scholes option-pricing model to mark-to-market the fair value of the total warrant liability as of December 31, 2025, the last trading day of the period:

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Risk-free interest rate	3.73%
Average expected term (years)	4.5
Expected volatility	107.25%
Dividend yield	—
Total change in fair value of the Warrants recorded in Other income (expense), net, for the year ended December 31, 2025, was $15.1 million shown below.
The following table sets forth a summary of the changes in the fair value of the warrant liability for the periods indicated:

	Year Ended
(in thousands)	December 31, 2025	December 31, 2024
Beginning balance	$—	$—
Fair value of warrants issued during the period	20,143	—
Change in fair value of issued warrants	(15,077)	—
Ending balance	$5,066	$—
Valuation of 2030 Notes Embedded Derivative
The Company determined that the conversion option embedded within the 2030 Notes required bifurcation as a derivative liability under ASC 815. The sensitivity of the fair value calculation to these methods, assumptions, and estimates included could create materially different results under different conditions or using different assumptions. The mandatory conversion feature along with the make whole interest, the mandatory equitization feature along with the make whole interest and the holder’s optional conversion feature with the make whole interest require bifurcation and therefore, these embedded derivatives were bifurcated, along with the conversion option, from the debt host as a single, compound derivative liability (the “2030 Notes Embedded Derivative”).
The Company uses a binomial lattice valuation model in order to estimate the fair value of the 2030 Notes Embedded Derivative at inception and on subsequent period end dates. A binomial lattice valuation model generates two probable outcomes, whether up or down, arising at each point in time, starting from the inception date to the maturity date. Using this lattice model, the Company valued the 2030 Notes Embedded Derivative using a “with-and-without method,” where the value of the 2030 Notes including the embedded derivative is defined as the “with,” and the value of the 2030 Notes excluding the embedded derivative is defined as the “without,” with the difference recognized as the fair value of the 2030 Notes Embedded Derivative. Accordingly, the fair value of the 2030 Notes Embedded Derivative at the issuance date was $26.9 million, recorded as a debt discount to the 2030 Notes and is being amortized to interest expense over the term of the debt. For the year ended December 31, 2025, the Company recognized $1.1 million in interest expense related to the amortization of this discount. Furthermore, the change in fair value of the 2030 Notes Embedded Derivative from the issuance date to December 31, 2025 was $12.3 million and recognized in the Company’s consolidated statements of operations. As of December 31, 2025, the embedded derivative liability was $39.2 million. See Note 9. Due to the use of a qualitative adjustment for estimating volatility, the binomial lattice valuation used is considered Level 3 in the valuation hierarchy.
The following table sets forth selected inputs to the binomial lattice valuation model used to value the 2030 Notes Embedded Derivative:

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Inputs	10/15/2025	12/31/2025
	(at inception)
Term	5.0 years	4.8 years
Continuous risk free rate	3.60%	3.68%
Volatility	40.0%	40.0%
Stock price on valuation date	$0.67	$0.82
Discount rate (continuous)	24.89%	19.71%

Note 4. Restructuring
In May 2017, management approved a plan to terminate the Company’s exclusive supply agreement (the “Agreement”) with one of its co-manufacturers, due to non-performance under the Agreement and on May 23, 2017, the Company notified the co-manufacturer of its decision to terminate the Agreement. On October 18, 2022, the parties to this dispute entered into a confidential written settlement agreement and mutual release, pursuant to which the parties agreed to dismiss with prejudice all claims and cross-claims asserted in the associated cases filed in the Superior Court of the State of California for the County of Los Angeles and the United States District Court for the Central District of California. The terms of the settlement did not have a material impact on Beyond Meat’s financial position or results of operations. No party admitted liability or wrongdoing in connection with the settlement. In 2025, 2024 and 2023, the Company recorded $0, $0 and $(0.6) million, respectively, in restructuring expenses related to this dispute, which consisted primarily of legal and other expenses. The credit recorded in 2023 was primarily driven by a reversal of certain accruals. As of December 31, 2025 and 2024, the Company had $0 in accrued unpaid restructuring expenses associated with this dispute.
Note 5. Leases
See Note 2 and Note 12.
Campus Lease
On January 14, 2021, the Company entered into the Original Lease, a 12-year lease with two 5-year extensions to house its corporate headquarters, lab and innovation space (“Campus Headquarters”) in El Segundo, California. Although the Company is involved in the design of the tenant improvements of the Campus Headquarters, the Company does not have title or possession of the assets during construction. In addition, the Company does not obtain control of the leased space at the Campus Headquarters until the tenant improvements for the applicable phase in which the leased space is located have been completed and that phase has been delivered to the Company. The Original Lease was initially classified as an operating lease.
The Company paid $8.3 million and $6.5 million in rent prepayments and payments towards construction costs of the Campus Headquarters in the years ended December 31, 2025 and 2024, respectively. The rent prepayments and payments towards construction costs are initially recorded in Prepaid lease costs, non-current in the Company’s consolidated balance sheets and will ultimately be reclassified as a component of a right-of-use asset upon lease commencement for each phase of the lease.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
In the three months ended September 27, 2025, the Company tested its long-lived assets for recoverability and recognized a loss from impairment of prepaid lease costs in the amount of $14.6 million as the results of those tests indicated that prepaid lease costs were not recoverable. See Note 8.
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
Termination costs related to the Surrendered Premises in the year ended December 31, 2025 were $32.6 million, consisting of $31.1 million in prepaid rent related to the Surrendered Premises, a $1.0 million one-time termination fee and $0.5 million in brokers’ fees. The termination costs are being recognized over the remaining initial term and first extension term of the Campus Lease. These costs are reflected in the tables below. As a result of the Second Amendment, the Company remeasured the remaining lease liability and the corresponding right-of-use (“ROU”) asset associated with the continuing portion of the lease. Based on the revised terms, including updated lease payments and term, the Company concluded that the classification of the remaining portion of the lease had changed from an operating lease to a finance lease. As such, $115.6 million previously classified as an operating lease right-of-use asset was reclassified as a finance lease right-of-use asset. In addition, the right-of-use assets for the remaining portion of the lease increased by $19.9 million, due to the reclassification of amounts previously recorded as prepaid rent, and by $10.1 million related to increases in the present value of the lease liability following the modification. The remeasurement was performed using the Company’s incremental borrowing rate as of the modification date.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
Concurrent with the Company’s execution of the Original Lease, the Company delivered to the Landlord a letter of credit in the amount of $12.5 million as security for the performance of its obligations under the Campus Lease. In the fourth quarter of 2025 and in connection with the Varda Sublease, the Company and the Landlord entered into the Fourth Amendment to Lease whereby the parties agreed to amend the schedule for reduction of the Company’s letter of credit to: (i) $8.25 million on November 9, 2026; (ii) $6.25 million on November 9, 2027; and (iii) $3.125 million on November 9, 2028; provided the Company is not then in default of its obligations under the Campus Lease. The letter of credit is secured by a $12.6 million deposit. As of December 31, 2025 and 2024, $9.3 million and $12.6 million, respectively, of the restricted cash was included in Restricted cash, non-current.
Varda Sublease
Effective as of July 22, 2025, the Company entered into the Varda Sublease with the Subtenant, pursuant to which the Company will sublease to the Subtenant approximately 54,749 rentable square feet of the Remaining Premises, consisting of approximately 16,967 rentable square feet of improved space (the “Improved Space”) and approximately 37,782 rentable square feet of unimproved space (the “Unimproved Space” and, collectively with the Improved Space, the “Subleased Premises”). Pursuant to ASC 842, the Varda sublease is classified as an operating lease and is accounted for separately from the Company’s original lease with the landlord. See Note 2.
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
On October 7, 2025, the Company entered into a letter agreement with the Landlord and the Subtenant, pursuant to which, among other things, the Landlord provided its consent to the Varda Sublease.
Sublease income in the years ended December 2025, 2024 and 2023 was $0.6 million, $0 and $0, respectively. Sublease income is recognized on a straight-line basis and included in the Company’s consolidated statements of operations as a credit to Research and development expenses.
The lease for the Company’s Manhattan Beach Project Innovation Center expired on January 31, 2024. Costs associated with this lease through its expiration date are included in operating lease costs related to research and development expenses and are reflected in the tables below.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Letter of Credit
Concurrently with the Company’s execution of the Original Lease, the Company delivered to the Landlord a letter of credit in the amount of $12.5 million as security for the performance of its obligations under the Campus Lease. In connection with the Varda Sublease, the Company and the Landlord entered into the Fourth Amendment to Lease whereby the parties agreed to amend the schedule for reduction of the Company’s letter of credit to: (i) $8.25 million on November 9, 2026; (ii) $6.25 million on November 9, 2027; and (iii) $3.125 million on November 9, 2028; provided the Company is not then in default of its obligations under the Campus Lease. The letter of credit is secured by a $12.6 million deposit. As of December 31, 2025 and 2024, the Company had $9.3 million and $12.6 million, respectively, of the restricted cash included in Restricted cash, non-current.
Enschede Property
Given the Company’s intention to reduce its overall operating expenses and cash expenditures, on February 2, 2024, the Company terminated the agreement to purchase a property in Enschede, the Netherlands (the “Enschede Property”) and the security deposit was returned to the Company, which was subsequently paid to the purchaser of the property and applied towards the deposit and future lease payments. The Company entered into a lease agreement with the purchaser of the property to lease the approximately 114,000 square foot property for an initial period of five years with an option to extend the initial term for an additional five years at an annual rent of approximately €1.0 million (the “Enschede Property Lease”). The Enschede Property Lease is classified as a finance lease in the Company’s consolidated balance sheets as of December 31, 2025 and 2024. Costs associated with the Enschede Property Lease are included in finance lease costs related to cost of goods sold and are reflected in the tables below.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Lease costs for operating and finance leases were as follows:

		December 31,
(in thousands)	Statement of Operations Location	2025	2024
Operating lease cost:
Lease cost	Cost of goods sold	$1,779	$1,668
Lease cost	Research and development expenses	2,872	9,539
Lease cost	SG&A expenses	1,225	2,503
Variable lease cost(1)	Cost of goods sold	354	269
Variable lease cost(1)	Research and development expenses	—	6
Variable lease cost(1)	SG&A expenses	1,468	4,158
Operating lease cost		$7,698	$18,143
Short- term lease cost:
Short-term lease cost	Cost of goods sold	$391	$93
Short-term lease cost	Research and development expenses	49	105
Short-term lease cost	SG&A expenses	550	369
Short-term lease cost		990	567
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$922	$992
Amortization of right-of use assets	Research and development expenses	5,260	14
Amortization of right-of use assets	SG&A expenses	973	—
Interest on lease liabilities	Interest expense	4,471	164
Variable lease cost(1)	Cost of goods sold	43	13
Variable lease cost	Research and development expenses	2	$—
Variable lease cost	SG&A expenses	2,488	$—
Finance lease cost		14,159	$1,183
Total lease cost		$22,847	$19,893
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

Supplemental balance sheet information related to leases are:

		December 31,
(in thousands)	Balance Sheet Location	2025	2024
Assets
Operating leases	Operating lease right-of-use assets	$5,661	$123,975
Finance leases, net	Property, plant and equipment, net	103,849	3,817
Total lease assets		$109,510	$127,792
Liabilities
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$2,132	$4,125
Finance lease liabilities	Accrued expenses and other current liabilities	4,385	851
Long-term:
Operating lease liabilities	Operating lease liabilities, net of current portion	4,059	73,613
Finance lease liabilities	Finance lease liabilities	76,590	2,812
Total lease liabilities		$87,166	$81,401

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year, as of December 31, 2025:

	December 31, 2025
(in thousands)	Operating Leases	Finance Leases
2026	$2,308	$10,960
2027	2,003	9,618
2028	923	9,179
2029	630	9,264
2030	505	9,519
Thereafter	296	86,046
Total undiscounted future minimum lease payments	6,665	134,586
Less imputed interest	(474)	(53,611)
Total discounted future minimum lease payments	$6,191	$80,975

Weighted average remaining lease terms and weighted average discount rates were:

	December 31, 2025
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	3.6	12.7
Weighted average discount rate	4.8%	8.4%
Supplemental cash flow information:

	December 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$4,830	$8,656
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,877	$1,755
Note 6. Inventories
Major classes of inventory were as follows:

	December 31,
(in thousands)	2025	2024
Raw materials and packaging	$32,569	$51,303
Work in process	17,743	28,204
Finished goods	33,720	33,937
Total	$84,032	$113,444
The Company records a provision for excess and obsolete inventories in cost of goods sold in its consolidated statements of operations.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note 7. Property, Plant and Equipment
The Company records property, plant, and equipment at cost and includes finance lease assets in Property, plant and equipment, net in its consolidated balance sheets. A summary of property, plant, and equipment, net as of December 31, 2025 and 2024, is as follows:

	December 31,
(in thousands)	2025	2024
Manufacturing equipment	$107,898	$165,626
Research and development equipment	19,577	20,816
Leasehold improvements	16,885	18,165
Building	29,562	27,155
Finance leases	125,216	5,167
Software	2,688	2,742
Furniture and fixtures	900	941
Vehicles	595	594
Land	5,548	5,416
Assets not yet placed in service	6,371	38,747
Total property, plant and equipment	$315,240	$285,369
Less: accumulated depreciation and amortization	101,978	100,482
Property, plant and equipment, net	$213,262	$184,887

Depreciation and amortization expense in 2025, 2024 and 2023 was $32.8 million, $23.1 million and $48.1 million, respectively. Depreciation and amortization expense in 2025 included $6.4 million in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the cessation of the Company’s operational activities in China. Of the total depreciation and amortization expense in 2025, 2024 and 2023, $23.3 million (including $5.6 million in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the cessation of the Company’s operational activities in China), $20.3 million and $44.5 million, respectively, were recorded in cost of goods sold, $7.9 million (including $0.9 million in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the cessation of the Company’s operational activities in China), $2.0 million and $2.8 million, respectively, were recorded in research and development expenses, and $1.6 million, $0.8 million and $0.8 million, respectively, were recorded in SG&A expenses, in the Company’s consolidated statements of operations.
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
The Company recorded $49.0 million, $0 and $16.6 million in loss on write-down of assets held for sale in the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Company had $9.4 million and $1.9 million, respectively, in Assets held for sale in its consolidated balance sheet.
The Company recorded an impairment loss of $35.8 million for Property, plant and equipment, net in 2025. See Note 8. No such impairment loss was recorded in 2024.
Note 8. Impairment of Long-Lived Assets
During the three months ended September 27, 2025, the Company experienced lower than expected performance and a sustained decline in its stock price resulting in a decrease in market capitalization. In addition, during the third quarter of 2025, the Company determined that the ongoing softness in the plant-based meat category is likely to persist longer than previously anticipated. As a result, Management considered these events to be triggering events requiring the long-lived assets of the Company’s entity-wide asset group (which included property, plant and equipment, right-of-use lease assets and prepaid lease costs, non-current and excluded those sublease assets described below) and tested for impairment as of September 27, 2025. The Company determined that all of its long-lived assets represent a single entity-wide asset group for the purpose of long-lived asset impairment assessment, excluding those sublease assets described below.
Effective July 22, 2025, the Company entered into the Varda Sublease. Management determined that the subleased portion of the lease assets represent a separate asset group, as these assets generate identifiable cash flows that are largely independent from the remainder of the entity-wide assets. The long-lived assets for the sublease asset group include the right-of-use lease assets and prepaid lease costs, non-current related to the sublease space. Since the total sublease payments due to the Company are less than the total rent payments under the master lease, management determined that an impairment indicator existed at September 27, 2025.
Management then performed a recoverability test for the respective asset group and determined that the carrying amount of both of the asset groups was not fully recoverable as of September 27, 2025. As a result, with the assistance of a third-party valuation specialist, management estimated the fair values of the asset groups respectively, which were less than the carrying values of the corresponding asset groups. The fair values of the asset groups were estimated using the market approach for the entity-wide asset group and income approach for the sublease asset group. The significant assumptions used in estimating the fair value for the entity-wide asset group under the market approach related to relevant market-based transactions and selected control premium, including the trading price of the Company’s stock and fair value of its debt. The Company’s stock is a Level 1 security. The significant assumptions used in estimating the fair value of the sublease asset group under the income approach primarily related to forecasted cash flows and the selected discount rate used in the discounted cash flow model. The fair value of Property, plant and equipment was estimated using the replacement cost method, which is based on the cost to acquire a comparable asset in current market conditions, adjusted for accumulated economic depreciation and an in-utility adjustment to account for the loss of service potential not reflected by physical depreciation. The fair value of the right-of-use lease assets and prepaid lease costs, non-current were estimated using an income approach based on market-based rental rates for the relevant markets and property types and the selected discount rate. Significant assumptions used include estimated sublease payments, a period of vacancy before the sublease commences and expenses incurred to sublease the space. In the fair value hierarchy, the inputs to the valuation techniques used in estimating the fair value of the asset groups would be primarily Level 2.
As a result of this assessment, the Company recognized an impairment loss of $51.3 million in the year ended December 31, 2025. The loss was allocated to the long-lived assets within the respective asset groups on a pro rata basis using the relative carrying amounts of those assets, including Property, plant and equipment, net, Operating lease right-of-use assets, and Prepaid lease costs, non-current.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table details the loss from impairment by each major long-lived asset group for the periods indicated:

	Year Ended
(in thousands)	December 31, 2025	December 31, 2024
Property, plant and equipment	$35,803	$—
Right-of-use lease assets	865	—
Prepaid lease costs, non-current	14,620	—
Loss from impairment of long-lived assets	$51,288	$—
The impairment loss is included in Loss from impairment of long-lived assets in the Company’s consolidated statements of operations for the year ended December 31, 2025.
During the fourth quarter of 2025, the Company completed its annual assessment of its long-lived assets and determined that there were no additional indicators of impairment to the remaining carrying amount of its long-lived assets. See Note 2.
Note 9. Debt
The following is a summary of debt balances as of December 31, 2025 and December 31, 2024:

	December 31,
(in thousands)	2025	2024
2027 Notes	$29,459	$1,150,000
Debt issuance costs—2027 Notes(1)	—	(8,524)
2030 Notes(2)	334,148	—
Debt discount—2030 Notes issue date embedded derivatives, net(3)	(25,745)	—
Delayed draw term loans(4)	104,569	—
Debt issuance costs—Delayed draw term loans	(7,181)	—
Debt discount—Delayed draw term loan warrants	(19,510)	—
Total debt outstanding	$415,740	$1,141,476
Less: current portion of long-term debt	—	—
Long-term debt	$415,740	$1,141,476
______________
(1) In 2025, $5.4 million in unamortized debt issuance costs related to the 2027 Notes were offset against the gain on debt restructuring, net of exchange fees, from the Exchange Offer.
(2) Amount shown includes principal amount issued plus the total undiscounted future cash flows, including any amounts contingently payable, using the PIK option, as further discussed below. Amounts contingently payable include approximately $0.6 million in additional interest in the event of default in accordance with the 2030 Notes Indenture.
(3) 2030 Notes Embedded Derivative was valued using the binomial lattice valuation model and recorded as debt discount. Amount shown is net of amortization from the issue date discount. See Note 2 and Note 3.
(4) Includes PIK interest of $4.6 million.
2027 Notes
On March 5, 2021, the Company issued $1.0 billion aggregate principal amount of 2027 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. On March 12, 2021, the initial purchasers of the 2027 Notes exercised their option to purchase an additional $150.0 million aggregate principal amount of 2027 Notes, and such additional 2027 Notes were issued on March 16, 2021.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The 2027 Notes will mature on March 15, 2027, unless earlier repurchased, redeemed or converted. The 2027 Notes were issued pursuant to, and are governed by, an indenture, dated as of March 5, 2021 (the “2027 Notes Indenture”), between the Company and U.S. Bank National Association, as trustee (the “2027 Notes Trustee”). The Company used $84.0 million of the net proceeds from the sale of the 2027 Notes to fund the cost of entering into capped call transactions, described below. The proceeds from the issuance of the 2027 Notes were approximately $1.0 billion, net of capped call transaction costs of $84.0 million and debt issuance costs totaling $23.6 million.
The 2027 Notes do not bear regular interest, and the principal amount of the 2027 Notes do not accrete.
The 2027 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after March 20, 2024 and on or before the 20th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid special interest and additional interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any 2027 Note for redemption will constitute a “Make-Whole Fundamental Change” (as defined in the 2027 Notes Indenture) with respect to that 2027 Note, in which case the conversion rate applicable to the conversion of that 2027 Note will be increased in certain circumstances if it is converted after it is called for redemption. The Company must repay the note principal in cash.
If certain corporate events that constitute a “Fundamental Change” (as defined in the 2027 Notes Indenture) occur, then, subject to limited exceptions, noteholders may require the Company to repurchase their 2027 Notes at a cash repurchase price equal to the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid special interest and additional interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain delisting events with respect to the Company’s common stock.
The 2027 Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the 2027 Notes Indenture), which include the following: (i) certain payment defaults on the 2027 Notes (which, in the case of a default in the payment of special interest and additional interest on the 2027 Notes, are subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the 2027 Notes Indenture within specified periods of time; (iii) a default by the Company in its other obligations or agreements under the 2027 Notes Indenture or the 2027 Notes if such default is not cured or waived within 60 days after notice is given in accordance with the 2027 Notes Indenture; and (iv) certain events of bankruptcy, insolvency and reorganization involving the Company or any of its significant subsidiaries.
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
If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to the Company (and not solely with respect to a significant subsidiary of the Company) occurs, then the principal amount of, and any accrued and unpaid special interest and additional interest on, all of the 2027 Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

other Event of Default occurs and is continuing, then, the 2027 Notes Trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of 2027 Notes then outstanding, may declare the principal amount of, and any accrued and unpaid special interest and additional interest on, all of the 2027 Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the 2027 Notes Indenture consists exclusively of the right of the noteholders to receive special interest on the 2027 Notes for up to 365 days at a specified rate per annum not exceeding 0.50% on the principal amount of the Notes.
The total amount of debt issuance costs of $23.6 million was recorded as a reduction to 2027 Notes in the Company’s consolidated balance sheet and was being amortized as interest expense over the term of the 2027 Notes using the effective interest method. In the years ended December 31, 2025 and December 31, 2024, the Company recognized $3.1 million and $3.9 million, respectively, in interest expense related to the amortization of the debt issuance costs related to the 2027 Notes. The effective interest rate for the 2027 Notes in each of the years ended December 31, 2025 and December 31, 2024 was 0.3%, respectively. In October 2025, concurrently with the completion of the Exchange Offer, the remaining unamortized debt issuance costs associated with the 2027 Notes in the amount of $5.4 million was offset against the gain on debt restructuring discussed below.
Exchange Offer and Consent Solicitation
On September 29, 2025, the Company commenced the Exchange Offer to exchange any and all of its 2027 Notes issued pursuant to the 2027 Notes Indenture, for a pro rata portion of (i) up to $202.5 million in aggregate principal amount of the 2030 Notes and (ii) up to 326,190,370 of the New Shares.
Early Settlement of the Exchange Offer
On October 15, 2025, the Company completed the early settlement of the exchange of the 2027 Notes that were validly tendered on or before the Early Tender Date in the Exchange Offer. Pursuant to the early settlement of the Exchange Offer, $1,114,603,000 in aggregate principal amount of the 2027 Notes were validly tendered, accepted for exchange by the Company and subsequently canceled (“Early Tendered Notes”). The Early Tendered Notes represented 96.92% of the aggregate principal amount of the previously outstanding 2027 Notes. Following the cancellation of the Early Tendered Notes, $35,397,000 in aggregate principal amount of the 2027 Notes remained outstanding. On the Early Settlement Date, the Company issued (i) $196,217,000 in aggregate principal amount of 2030 Notes and (ii) 316,150,176 New Shares, in exchange for the Early Tendered Notes. In addition, the Company issued an additional $12.5 million in aggregate principal amount of 2030 Notes as payment of the SteerCo Premium, for a total of $208,717,000 in aggregate principal amount of 2030 Notes. The Company also completed the Consent Solicitation and entered into the Supplemental Indenture to the 2027 Notes Indenture with the 2027 Notes Trustee. The Supplemental Indenture eliminated substantially all of the restrictive covenants in the 2027 Notes Indenture as well as certain events of default and related provisions applicable to the 2027 Notes.
Transaction Support Agreement
In connection with the Exchange Offer and Consent Solicitation, the Company entered into a transaction support agreement dated September 29, 2025 (the “Transaction Support Agreement”) with certain beneficial owners or nominees, investment managers or advisors for beneficial holders of the 2027 Notes who held approximately 47% of the aggregate principal amount of the 2027 Notes (the “Supporting Noteholders”) as of the effective date of the Transaction Support Agreement. The Company agreed in the Transaction Support Agreement to pay or cause to be paid to the Supporting Noteholders, in proportion to the principal amount of 2027 Notes held by each such Supporting Noteholder, a non-refundable amount at the initial settlement date of the 2030 Notes equal to $12.5 million in aggregate principal amount of 2030 Notes included above.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

In accordance with the terms of the Transaction Support Agreement, the Transaction Support Agreement automatically terminated on the Early Settlement Date.
Final Settlement of the Exchange Offer
On October 30, 2025, the Company completed the final settlement of the exchange of the 2027 Notes that were validly tendered in the Exchange Offer and not validly withdrawn following the Early Tender Date in connection with the Exchange Offer. Pursuant to the final settlement of the Exchange Offer, an additional $5,938,000 in aggregate principal amount of the 2027 Notes were validly tendered (“Additional Tendered Notes”), accepted for exchange by the Company and subsequently canceled. In connection with the final settlement of the Exchange Offer, on the Final Settlement Date, the Company issued (i) $1,004,000 in aggregate principal amount of 2030 Notes and (ii) 1,684,270 New Shares, in exchange for the Additional Tendered Notes.
Following the Final Settlement Date, a total of (i) $209,721,000 in aggregate principal amount of 2030 Notes (inclusive of $12.5 million in aggregate principal amount of 2030 Notes as payment of the SteerCo Premium) and (ii) 317,834,446 New Shares have been issued by the Company in connection with the Exchange Offer. The Additional Tendered Notes and the Early Tendered Notes together represent 97.44% of the aggregate outstanding principal amount of 2027 Notes. As of December 31, 2025, $29,459,000 in aggregate principal amount of the 2027 Notes remained outstanding as further discussed below.
2030 Notes Indenture
The 2030 Notes were issued pursuant to an indenture and security agreement dated as of October 15, 2025 (as supplemented, the “2030 Notes Indenture”), by and between the Company and Wilmington Trust, National Association, as Trustee and Collateral agent.
The 2030 Notes are secured, second lien obligations of the Company. The 2030 Notes will mature on October 15, 2030, unless earlier redeemed, converted, equitized or repurchased in accordance with the terms of the 2030 Notes. The 2030 Notes bear interest at a rate of 7.00% per annum from the Early Settlement Date, which interest may be paid in cash or, subject to certain limitations, in shares of common stock. At the option of the Company, interest on the 2030 Notes may be accrued and compounded in whole or in part for any interest period as “payment-in-kind” (“PIK”) interest at a rate of 9.50% per annum from the Early Settlement Date. The Company used the PIK option as discussed below under Gain on Debt Restructuring. Subsequent to the year ended December 31, 2025, on January 12, 2026, the Company and Beyond Meat BV entered into a First Supplemental Indenture (the “First Supplemental Indenture”) with the Collateral Agent. The First Supplemental Indenture modified the 2030 Notes Indenture to provide for the guarantee of the 2030 Notes by Beyond Meat BV, which are secured on a second-priority basis by the Company’s assets and the assets of Beyond Meat BV, subject to certain exceptions. See Note 17.
The conversion rate for the 2030 Notes was initially set to a number of shares of common stock per $1,000 principal amount of 2030 Notes equal to the lesser of (i) 1,029.2716 and (ii) an amount calculated based on a 10% premium to a reference price determined over an observation period consisting of 20 consecutive trading days immediately following the Early Settlement Date, (excluding any trading days on which there is a Market Disruption Event, as defined in the 2030 Notes Indenture) with such conversion rate subject to customary adjustments. The conversion rate will be increased for conversions occurring prior to October 15, 2028, to reflect a “make-whole” premium, payable in the form of shares of common stock, to compensate holders for interest that would have been payable to such date. On November 14, 2025, the initial conversion rate for 2030 Notes was established as 572.7784 shares of the Company’s common stock per $1,000 principal amount of the 2030 Notes, which represents a conversion price of approximately $1.7459 per share of common stock.
The Company is permitted to satisfy its obligations under the 2030 Notes with any settlement method it is otherwise permitted to elect, including by physical settlement of shares of common stock. The 2030 Notes are

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

convertible at any time prior to the close of business on the second trading day immediately preceding the maturity date.
The 2030 Notes Indenture includes incurrence based negative covenants, including but not limited to, limitations on debt, limitations on liens, limitations on investments, limitations on mergers, consolidations, and sales of all or substantially all assets, limitations on transactions with affiliates, limitations on restricted payments, limitations on asset sales, limitations on dividends and other payment restrictions affecting any direct or indirect subsidiaries, limitations on future guarantees by subsidiaries without such subsidiaries also guaranteeing the 2030 Notes, limitations on disposals of assets, limitations on impairment of security and restrictions on certain liability management priming transactions with respect to the 2030 Notes. Subsequent to the year ended December 31, 2025, on January 12, 2026, the Company and Beyond Meat BV entered into the First Supplemental Indenture with the Collateral Agent (see Note 17). The 2030 Notes Indenture also includes a covenant requiring minimum liquidity of $15.0 million, to be tested quarterly, a requirement that the Company will not permit more than $60.0 million in aggregate principal amount of the 2027 Notes to remain outstanding as of or following the date that is 90 days prior to the maturity of the 2027 Notes, a covenant that limits the Company’s ability to repurchase, redeem, retire, exchange or otherwise acquire the 2027 Notes other than pursuant to the prices and other conditions to be set forth in the 2030 Notes Indenture and a cap of $60.0 million on the amount of cash that can be used to repay the 2027 Notes at the maturity of such notes, subject to increase to the extent of any equity raises by the Company.
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
As of December 31, 2025, the Company was in compliance with the covenants under the 2030 Notes.
2030 Notes Embedded Derivative
The 2030 Notes contain certain embedded derivatives that require bifurcation and separate accounting from the debt host pursuant to ASC 815. See Note 2 and Note 3.
Intercreditor Agreement
In connection with the issuance of the 2030 Notes and the entry into the 2030 Notes Indenture, the Company entered into the Intercreditor Agreement among Unprocessed Foods, the lender under the Company’s Loan and Security Agreement, as the first lien representative and the first lien collateral agent for the first lien claimholders, Wilmington Trust, National Association, as the initial second lien collateral agent for the initial second lien claimholders and as the initial second lien representative for the initial second lien claimholders, and the Company, as a grantor, which, among other things, provides for the relative priorities of the security interests in the assets securing the 2030 Notes, the loans pursuant to the Loan and Security Agreement and certain of the Company’s additional debt, and certain other matters relating to the administration of security interests. The terms of the Intercreditor Agreement expressly subordinate, in right of payment and in liens, the obligations under the 2030 Notes to the obligations under the Loan and Security Agreement.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Voting Agreements
Each party to the Transaction Support Agreement entered into voting agreements with the Company agreeing, and by tendering 2027 Notes in the Exchange Offer, each participating holder of 2027 Notes is deemed to have agreed with the Company that it will appear at the special meeting to be held following the Exchange Offer and every stockholder meeting thereafter until the earlier of (i) the date following the date of the Company’s annual meeting in 2026, (ii) the date certain stockholder proposals are approved and (iii) June 19, 2026, or otherwise cause the New Shares received by such holder in the Exchange Offer to be counted as present threat for purposes of determining a quorum, and be present (in person or by proxy, which includes by remote communication) and vote (or cause to be voted) all of the New Shares received by such holder in the Exchange Offer in favor of certain stockholder proposals.
The Company also agreed in the voting agreements (i) not to effectuate a reverse stock split for a period of 120 days after October 15, 2025 (the “Early Release Date”) or (ii) during the period beginning on the Early Release Date and ending on the date that is 180 days after October 15, 2025 (the “Final Release Date”) unless in the case of this clause (ii), (a) the Company’s common stock fails to meet the minimum bid price of at least $1.00 per share on the Nasdaq Global Select Market for any fifteen (15) consecutive business days in the period commencing fifteen (15) business days prior to the Early Release Date and ending on the Final Release Date or (b) the Company has received a notice from the Nasdaq Stock Market LLC (“Nasdaq”) of failure to meet the continued listing requirement for minimum bid price at any time prior to such reverse stock split and has not subsequently cured such deficiency to Nasdaq’s satisfaction.
Cancellation of 2027 Notes Tendered in the Exchange Offer
The Company caused the Early Tendered Notes and the Additional Tendered Notes accepted for exchange to be delivered to the 2027 Notes Trustee for cancellation on the Early Settlement Date and Final Settlement Date, respectively. The Tendered Notes represented 97.44% of the previously outstanding 2027 Notes.
Gain on Debt Restructuring
The Exchange Offer qualified as a TDR under ASC 470-60. Since the undiscounted cash flows of the 2030 Notes, including any amounts contingently payable after the restructuring, plus the fair value of the New Shares issued in the Exchange Offer were less than the carrying amount of the exchanged 2027 Notes discussed above, the carrying value of the 2030 Notes was determined to be equal to the total undiscounted cash flows, including any amounts contingently payable, using the PIK option described above, all recognized as of the Exchange Offer issuance dates noted above, net of exchange fees. Amounts contingently payable in the total undiscounted cash flows include approximately $0.6 million in additional interest in the event of default in accordance with the 2030 Notes Indenture. As a result, except for the discount amortization of the embedded derivative discussed above, no interest expense will be recognized for the 2030 Notes after the Final Settlement Date. The Company recorded a gain on debt restructuring, net of exchange fees, of $548.7 million, included in the Company’s consolidated statements of operations, which resulted in an increase of $3.53 in net income per share attributable to common stockholders—basic, for the year ended December 31, 2025. The gain on debt restructuring was calculated as the difference between the carrying amount of the 2027 Notes and the sum of (i) the carrying amount of the 2030 Notes (computed as described above), net of exchange fees and (ii) the fair value of the New Shares issued. See Note 2.
The Company incurred total issuance costs related to the 2030 Notes of approximately $38.2 million, of which $6.5 million were attributable to legal fees and other direct costs incurred in granting equity interest (issuing New Shares) and $31.7 million were attributable to legal fees and other direct costs incurred to effect the TDR. The equity-related costs reduced the initial carrying amount of the equity interest issued and the non-equity costs incurred in the TDR were recorded as approximately $14.1 million included in selling, general and administrative expenses and approximately $17.6 million as a reduction to the gain on debt restructuring in the Company’s consolidated statement of operations for the year ended December 31, 2025. In addition, in connection with the Exchange Offer, approximately $5.4 million of remaining unamortized debt costs from the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

2027 Notes were written off and included as a reduction to the gain on debt restructuring, net of exchange fees, included in the Company’s consolidated statements of operations for the year ended December 31, 2025.
The Company did not receive any cash proceeds from the Exchange Offer. In exchange for issuing the 2030 Notes and New Shares pursuant to the Exchange Offer, the Company received and canceled 97.44% of the 2027 Notes that were exchanged.
The carrying amount of the liability for the 2030 Notes as of December 31, 2025, was $308.4 million, net of debt discount, which represents the issuance date principal amount plus the undiscounted future cash flows using the PIK election, including any amounts contingently payable that was recognized on the completion of the Exchange Offer and is included in 2030 Notes, net, under Long-term liabilities in the Company’s consolidated balance sheet.
The following is a summary of the 2027 Notes as of December 31, 2025:

(in thousands)	Principal Amount	Unamortized Issuance Costs(1)	Net Carrying Amount	Fair Value
				Amount	Leveling
2027 Notes	$29,459	$—	$29,459	$19,693	Level 2
__________
(1) Upon closing of the Exchange Offer, unamortized debt issuance costs associated with the 2027 Notes in the amount of $5.4 million were written off to Gain on debt restructuring in the Company’s consolidated statement of operations for the year ended December 31, 2025.

The 2027 Notes are carried at face value on the Company’s consolidated balance sheets. As of December 31, 2025, the estimated fair value of the 2027 Notes was approximately $19.7 million. The 2027 Notes are quoted on the Intercontinental Exchange and are classified as Level 2 financial instruments. The estimated fair value of the 2027 Notes was determined based on the actual bid price of the 2027 Notes on December 22, 2025, the last business day in 2025 when the 2027 Notes were traded.
The following is a summary of the 2030 Notes as of December 31, 2025:

(in thousands)	Principal Amount	Undiscounted Cash Flows(1)	Unamortized Derivative Discount(2)	Carrying Amount	Fair Value
					Amount	Leveling
2030 Notes	$209,721	$124,427	$(25,745)	$308,403	$166,267	Level 2
__________
(1) Represents the undiscounted future cash flows using the PIK election, including any amounts contingently payable, recognized on the restructuring date in accordance with TDR accounting discussed above.
(2) Represents the unamortized embedded derivatives in the 2030 Notes, recorded as a single derivative, bifurcated from the host and recorded as a discount in accordance with ASC 815. The Embedded Derivative discount is being amortized to interest expense at an effective interest rate of 1.6% per annum over the term of the 2030 Notes.

As of December 31, 2025, the estimated fair value of the 2030 Notes was approximately $166.3 million. The 2030 Notes are quoted on the Intercontinental Exchange and are classified as Level 2 financial instruments. The estimated fair value of the 2030 Notes was determined based on the actual bid price of the 2030 Notes on December 29, 2025, the last business day in 2025 when the 2030 Notes were traded.
As of December 31, 2025, the remaining lives of the 2027 Notes and 2030 Notes were approximately 1.2 years and 4.8 years, respectively.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
The Delayed Draw Term Loans borrowed under the Loan and Security Agreement mature on February 7, 2030 (the “Initial Maturity Date”), which date may be extended by the Company, with the relevant Lenders’ consent, to no later than May 7, 2035. Borrowings under the Loan and Security Agreement accrue interest at a rate per annum of 12.0%; provided that if the maturity date of any Delayed Draw Term Loan has been extended after the Initial Maturity Date, then such rate per annum will be 17.5% after the Initial Maturity Date. Proceeds of the Delayed Draw Term Loans may not be used to repay, amortize or restructure any debt for borrowed money other than debt owed to the Lenders and debt incurred by a Loan Party to finance the purchase, construction or improvement of any asset or services. Accrued but unpaid interest on each Delayed Draw Term Loan is compounded on a quarterly basis and payable “in kind” (“PIK”) interest by adding the amount of such accrued interest to the principal amount of the outstanding Delayed Draw Term Loans under the Loan and Security Agreement. As of December 31, 2025, the effective interest on the Delayed Draw Term Loans was 13.8%.
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
On June 26, 2025 and September 18, 2025, at the Company’s request, Unprocessed Foods, as the sole Lender at such time, made Delayed Draw Term Loans to the Company in the principal amounts of $40.0 million and $60.0 million, respectively. The Company plans to use the proceeds from such Delayed Draw Term Loans for general corporate purposes.
The total amount of debt issuance costs related to the Delayed Draw Term Loan Facility was $7.3 million, which is being amortized to interest expense over the term of the loan using the effective interest rate method. As of December 31, 2025, the Company had drawn the entire $100.0 million and had no amount available under the Delayed Draw Term Loan Facility.
In the year ended December 31, 2025, the Company recorded accrued unpaid interest of $4.6 million in PIK interest expense related to the Delayed Draw Term Loans and $0.6 million in interest expense from the amortization of the debt discount resulting from the Warrants.
Embedded Derivatives in Delayed Draw Term Loans
The Delayed Draw Term Loans contain certain embedded derivatives that require bifurcation and separate accounting from the debt host pursuant to ASC 815, including separate valuations of fair value for those derivatives both at the issuance date and all reporting periods thereafter until the derivatives expire, are canceled or the debt is no longer outstanding. The issuance date fair value of the derivatives is recorded as a

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

debt discount and amortized, while the changes to the fair value of those derivatives after the issuance date are marked to market and recognized in the consolidated statements of operations. The Company assessed the fair value of these derivatives and determined that both the issuance date fair value and the subsequent changes to fair value as of December 31, 2025, were immaterial, subject to subsequent reassessment.
Amendment to the Loan and Security Agreement
On October 15, 2025, the Company also entered into the First Amendment to LSA, with Unprocessed Foods, which amends the Loan and Security Agreement, among the Company, as the borrower, Unprocessed Foods, as a lender, and the other lenders from time to time party thereto. Pursuant to the First Amendment to LSA, the Loan and Security Agreement was amended to, among other things, add cross defaults to the Loan and Security Agreement related to events of default under other debt secured by a second priority security interest and certain secured debt for borrowed money. The amendment was deemed to be a debt modification pursuant to ASC 470, with no material amounts being recorded in the Company’s consolidated financial statements in connection with a modification for the year ended December 31, 2025.
As of December 31, 2025, the Company was in compliance with the covenants of the Loan and Security Agreement. However, because the Company failed to timely deliver to the lender by March 31, 2026 certain audited annual financial statements for the fiscal year ended December 31, 2025, as required by the terms of the Loan and Security Agreement, the Company was in default and provided notice thereof to the lender as required. Upon the filing of this report containing such audited annual financial statements and delivery to the lender of certain other documents required to be delivered concurrently, such default will be remedied and the Company will regain compliance with the covenants of the Loan and Security Agreement.
Warrant Agreement
On May 7, 2025, in connection with the entry into the Loan and Security Agreement, the Company and the Lenders entered into the Warrant Agreement setting forth the rights and obligations of the Company and the Lenders, as holders, in connection with Warrants representing the Lenders’ right to purchase up to, in the aggregate, 9,558,635 shares of common stock, at an initial exercise price of $3.26 per share calculated based on the terms of the Warrant Agreement. The Loan and Security Agreement provides that at each funding date of any Delayed Draw Term Loan, the Company would execute and deliver to the applicable Lenders Warrants representing the pro rata portion of the Maximum Warrant Share Amount based on the amount of Delayed Draw Term Loan provided by such Lender on the date thereof.
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
The Warrants will be exercisable by payment in cash from time to time until June 26, 2030. The Warrants are subject to adjustment from time to time in accordance with the provisions of the Warrant Agreement, including a weighted average adjustment for certain below-market issuances of equity or equity-linked securities, subject to exceptions set forth in the Warrant Agreement. Subject to compliance with applicable federal and state securities laws, the Warrant Agreement and all rights thereunder are transferable by the Holder subject to the terms of the Warrant Agreement.
The Company agreed in the Warrant Agreement to provide certain customary registration rights with respect to the resale of shares of common stock underlying Warrants held by or issuable to the holders from time to time and the Company subsequently registered for resale on a registration statement on Form S-3 the 9,558,635 shares of common stock underlying the Warrants outstanding. As the Company is no longer eligible to use Form S-3 registration statements, the Company is required to use its commercially reasonable efforts to

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

register for resale on a registration statement on Form S-1 the shares of common stock underlying the Warrants outstanding. The Warrant Agreement also contains customary indemnity, exculpation and contribution obligations in connection with such registration.
On June 26, 2025, in connection with the Initial Draw, the Company issued to Unprocessed Foods Warrants to purchase 3,823,454 shares of Common Stock with an initial exercise price of $3.26 per share, a fair value per share of $2.09 and an aggregate fair value of $8.0 million. The aggregate fair value of the issued Warrants was recorded as a discount to the $40.0 million in term loan balance included in Delayed draw term loans, net in the Company’s consolidated balance sheet and is being amortized to interest expense using the effective interest rate method.
As of June 28, 2025, the Company concluded it was reasonably certain to draw the remaining $60.0 million available under the Delayed Draw Term Loan Facility before December 31, 2025, and therefore reasonably certain that it would issue to the Lenders Warrants to purchase the remaining 5,735,181 unissued shares of common stock pursuant to the Loan and Security Agreement. The fair value of the contingently issuable Warrants measured as of June 28, 2025 was $12.1 million, which amount was initially recorded as a warrant asset and included in Prepaid expenses and other current assets in the Company’s consolidated balance sheet as of June 28, 2025. The Company recorded $20.1 million in liability for the total fair value of the issued and contingently issuable Warrants in Delayed draw term loan warrants in its consolidated balance sheet at June 28, 2025.
On September 18, 2025, the Company drew the remaining $60.0 million available under the Delayed Draw Term Loan Facility. In connection with the Second Draw, the Company issued to Unprocessed Foods Warrants to purchase 5,735,181 shares of common stock with an initial exercise price of $3.26 per share, that were previously accounted for as contingently issuable Warrants.
Pursuant to the terms of the Warrant Agreement, the exercise price of the Warrants is subject to a weighted average adjustment for certain below-market issuances of equity or equity-linked securities, subject to exceptions. On December 22, 2025, the Company adjusted the exercise price for the Warrants from $3.26 to $1.95 in order to fully account for any and all potential past or future adjustments relating to the exchange of the 2027 Notes for $209,721,000 in principal amount of 2030 Notes and 317,834,446 shares of common stock that was completed on October 30, 2025, the payment of interest on the 2030 Notes in the form of common stock or in the form of payment-in-kind interest, as well as certain mandatory conversions, equitizations and make-whole payments that could result in additional issuances of common stock thereunder, if any. There was no corresponding adjustment to the number of shares of common stock underlying the Warrants. On December 31,2025, the Company remeasured the fair value of the total warrant liability marking it to market. See Note 2 and Note 3.
The debt discount arising from the warrant liability is amortized to interest expense over the life of the Warrant Agreement. In 2025, the Company recorded $0.6 million in interest expense related to the amortization of the debt discount resulting from the Warrants. Total unamortized debt issuance costs related to the Delayed Draw Term Loans were $7.2 million as of December 31, 2025. No such costs existed as of December 31, 2024.
Note 10. Stockholders’ Deficit
As of December 31, 2025, the Company’s shares consisted of 3,000,000,000 authorized shares of common stock, par value $0.0001 per share, of which 453,688,312 shares of common stock were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
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
Common Stock
Common stock reserved for future issuance consisted of the following:

	December 31,
	2025	2024
Equity incentive compensation awards granted and outstanding	39,464,342	6,859,658
Shares available for issuance under the Amended and Restated 2018 Equity Incentive Plan(1)(2)	10,310,481	7,489,593
Shares available for issuance under the 2018 Employee Stock Purchase Plan	4,020,975	3,484,845
Shares reserved for potential issuance under the 2030 Notes(3)	120,000,000	—
Shares reserved for potential issuance under the 2027 Notes(4)	—	8,234,230
Shares reserved for potential issuance under the Warrants	9,558,635	—
Total common stock reserved for future issuance(2)	183,354,433	26,068,326
_________________
(1) Shares available for issuance under the Amended and Restated 2018 Equity Incentive Plan includes 145,660 and 225,967 shares at December 31, 2025 and 2024, respectively, that may be issued pursuant to performance stock units (“PSUs”) if 200% of the applicable performance target is achieved.
(2) Shares available for issuance under the Amended and Restated 2018 Equity Incentive Plan at December 31, 2025 after deducting 27,998,717 shares that may be issued pursuant to PSUs awarded to certain key employees in 2025 at maximum payout.
(3) Up to approximately 120,000,000 additional shares may be issuable upon conversion of the 2030 Notes at the base conversion rate (prior to giving effect to any make-whole payments payable upon such conversion), in addition to issuances of common stock in connection with the payment of interest in the form of common stock, mandatory equitizations and issuances with respect to additional 2030 Notes issued as payment-in-kind interest, that, in each case, may be resold in the public market.
(4) No shares were reserved for potential issuance under the 2027 Notes as of December 31, 2025 as the Company irrevocably elected to settle the remaining 2027 Notes in cash in connection with the Exchange Offer.

Inducement Plan
Subsequent to the year ended December 31, 2025, effective as of March 30, 2026, the board of directors of the Company approved the Beyond Meat, Inc. 2026 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). The terms of the Inducement Plan are substantially similar to the terms of the Company’s Amended and Restated 2018 Equity Incentive Plan with the exception that incentive stock options may not be issued under the Inducement Plan and awards under the Inducement Plan may only be issued to eligible recipients under the applicable Nasdaq rules. The Inducement Plan was adopted by the board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.
The board of directors has initially reserved 10,000,000 shares of the Company’s common stock for issuance pursuant to awards granted under the Inducement Plan. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to an employee who has not previously been an employee or member of the board of directors of the Company or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. See Note 17.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
Pursuant to the Equity Distribution Agreement, the Company may offer and sell common stock having an aggregate offering price of up to $200.0 million, from time to time to or through B. Riley, subject to the Company’s compliance with applicable laws and the applicable requirements of the Equity Distribution Agreement. The Equity Distribution Agreements stipulate that the Company will pay B. Riley a commission equal to up to 3.0% of the gross offering proceeds of any shares of common stock sold to or through B. Riley pursuant to the Equity Distribution Agreement. The Company intends to use the net proceeds from sales of common stock issued under the ATM Program for general corporate and working capital purposes. The timing of any sales and the number of shares sold will depend on a variety of factors to be determined and considered by the Company. The Company is not obligated to sell any shares under the Equity Distribution Agreements. See Note 17.
In 2025, the Company sold 58,888,790 shares of common stock under the ATM Program for an aggregate offering price of $151.7 million, with total issuance costs of approximately $3.0 million, resulting in aggregate net proceeds of approximately $148.7 million. In 2024, the Company sold 9,750,312 shares of common stock under the ATM Program for an aggregate offering price of $48.3 million, with total issuance costs of approximately $3.3 million, resulting in aggregate net proceeds of approximately $45.0 million. Of the total issuance costs related to the ATM Program, $0 and $0.3 million remained unpaid as of December 31, 2025 and 2024, respectively. In the years ended December 31, 2025 and 2024, approximately $5.0 million and $1.6 million, respectively, in total issuance costs were capitalized to reflect the costs associated with the issuance of new shares of common stock and offset against proceeds from the ATM Program. Unamortized issuance costs related to the ATM Program included in Prepaid expenses and other current assets were $0 and $1.7 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had approximately $2,000 in capacity remaining for further sale of shares of common stock under the ATM Program and approximately $50.0 million in capacity remaining available under the 2024 Shelf Registration Statement. As the Company was unable to file this report on or before the available extension afforded by its Form 12b-25 filing, the Company no longer satisfies the eligibility requirements for the use of a registration statement on Form S-3, which requires that it file in a timely manner all reports required to be filed during the prior twelve calendar months. As a result, the Company has suspended the use of the 2024 Shelf Registration Statement and is unable to access the ATM Program as of the date of this report.
Warrant Agreement and Warrants
On May 7, 2025, in connection with the entry into the Loan and Security Agreement, the Company and the Lenders entered into the Warrant Agreement setting forth the rights and obligations of the Company and the Lenders. See Note 2 and Note 9.
2030 Notes Conversion
On December 8, 2025, certain noteholders of the 2030 Notes converted $3,000 of 2030 Notes into 2,286 shares of the Company’s common stock. Subsequent to the year ended December 31, 2025, additional 2030 Notes were converted into shares of the Company’s common stock. See Note 17.

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
The 2018 Equity Incentive Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Company’s employees, directors, and consultants. As of December 31, 2024, the maximum aggregate number of shares that may be issued under the 2018 Equity Incentive Plan was 25,204,961 shares of the Company’s common stock. In addition, the number of shares reserved for issuance under the 2018 Equity Incentive Plan was automatically increased on January 1, 2025 by 2,144,521 shares. As of January 1, 2025, the maximum aggregate number of shares that may be issued under the 2018 Equity Incentive Plan increased to 27,349,482 shares.
Amended and Restated 2018 Equity Incentive Plan
In connection with the Exchange Offer and the entry into the Transaction Support Agreement, the board of directors of the Company, on September 28, 2025, approved an amendment and restatement (the “Amended and Restated 2018 Equity Incentive Plan”) of the Company’s 2018 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder, including for purposes of the issuance of awards granted to key employees of the Company out of such increase, effective September 29, 2025 (the “Amended and Restated 2018 Equity Incentive Plan Effective Date”), subject to the occurrence of the Final Settlement Date and stockholder approval of the Amended and Restated 2018 Equity Incentive Plan. The Final Settlement Date occurred on October 31, 2025 and the stockholders approved the Amended and Restated 2018 Equity Incentive Plan on November 19, 2025.
Pursuant to the Amended and Restated 2018 Equity Incentive Plan, subject to the share counting provisions of the Amended and Restated 2018 Equity Incentive Plan, the number of shares reserved for issuance is equal to the sum of the following:
•The number of shares of common stock reserved for issuance under the 2018 Equity Incentive Plan prior to the Amended and Restated 2018 Equity Incentive Plan Effective Date (which, as of September 27, 2025, was 27,349,482 shares); plus
•On the date following the Final Settlement Date, a number of shares of the Company’s common stock, representing 12.5% (rounded up to the nearest whole share) of the Fully-Diluted Shares Outstanding (as defined below) on the date following the Final Settlement Date (which number of shares of common stock was 69,009,600); plus
•On any date following the Final Settlement Date on which shares of the Company’s common stock are issued in respect of the 2030 Notes, including the conversion or equitization of the 2030 Notes (including any 2030 Notes issued as paid in kind interest) into shares of common stock, or payment of accrued interest or make-whole payments in the form of common stock, or otherwise (such shares of common stock, “Conversion Shares”), which shares are in excess of the sum of any Conversion Shares taken into account in a previous Anti-Dilution Increase (as defined below), an additional number of shares equal to 12.5% (rounded up to the nearest whole share) of the total number of additional Conversion Shares so issued. Each increase pursuant to this paragraph is referred to as an “Anti-Dilution Increase”; plus
•An annual increase on January 1 of each calendar year during the term of the Amended and Restated 2018 Equity Incentive Plan commencing January 1, 2027 and ending on and including January 1, 2035, equal to the lesser of (a) 3.0% of the Fully-Diluted Shares Outstanding on such date or (b) such number

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

of shares of common stock determined by the administrator of the Amended and Restated 2018 Equity Incentive Plan.
Under the Amended and Restated 2018 Equity Incentive Plan, the term “Fully-Diluted Shares Outstanding” means, as of any date, the sum of:
•The number of shares of the Company’s common stock outstanding on such date (calculated on an as-converted basis after giving effect to the occurrence of the Final Settlement Date, which includes the shares of common stock reserved for potential issuance under outstanding warrants and any shares of the Company’s common stock issued in the Exchange Offer but excluding the shares of common stock issuable in the future (but not yet issued) under the 2030 Notes following such date); plus
•The number of shares of the Company’s common stock subject to the equity awards (including stock options) outstanding under the Company’s equity plans on such date (with the number of shares subject to performance-based equity awards calculated at the “maximum” level of performance); plus
•The number of shares of the Company’s common stock available for future issuance under the Company’s equity plans as of such date (for the avoidance of doubt, on the date following the Final Settlement Date, including the share reserve under the Amended and Restated 2018 Equity Incentive Plan as of such date after giving effect to the Exchange Offer).
Additionally, on September 29, 2025 and subsequently on December 11, 2025, the Company’s board of directors approved grants of RSUs and PSUs (the “MIP Awards”) under the Amended and Restated 2018 Equity Incentive Plan to certain key employees. The MIP Awards were granted, in part, out of the increase to the share reserve pursuant to the Amended and Restated 2018 Equity Incentive Plan (over the existing share reserve under the 2018 Equity Incentive Plan as in effect immediately prior to the Amended and Restated 2018 Equity Incentive Plan Effective Date), subject to the occurrence of the Final Settlement Date and subject, in part, to stockholder approval of the Amended and Restated 2018 Equity Incentive Plan. Each MIP Award recipient received awards with respect to a number of shares of the Company’s common stock equal to a specified percentage of the Fully-Diluted Shares Outstanding on the date following the Final Settlement Date, subject to certain antidilution adjustments.
The Amended and Restated 2018 Equity Incentive Plan may be amended, suspended or terminated by the Company’s board of directors at any time, provided such action does not impair the existing rights of any participant, subject to stockholder approval of any amendment to the Amended and Restated 2018 Equity Incentive Plan as required by applicable law or listing requirements. Unless sooner terminated by the Company’s board of directors, the Amended and Restated 2018 Equity Incentive Plan will automatically terminate on September 28, 2035.
The following table summarizes the shares reserved for issuance under the Amended and Restated 2018 Equity Incentive Plan:

Shares Reserved for Issuance
Shares available for issuance at December 31, 2024	7,489,593
Authorized	71,154,407
Granted(1)(2)	(69,404,367)
Shares withheld to cover taxes	159,346
Forfeited	911,502
Shares available for issuance at December 31, 2025	10,310,481
_________

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(1) Shares available for issuance under the Amended and Restated 2018 Equity Incentive Plan includes 145,660 and 225,967 shares at December 31, 2025 and 2024, respectively, that may be issued pursuant to PSUs if 200% of the applicable performance target is achieved.
(2) Shares available for issuance under the Amended and Restated 2018 Equity Incentive Plan at December 31, 2025 after deducting 27,998,717 shares that may be issued pursuant to PSUs awarded to certain key employees in 2025 at maximum payout

As of December 31, 2025 and 2024, there were 3,974,337 and 4,392,460 shares, respectively, issuable under stock options outstanding, 35,344,345 and 2,241,231 shares, respectively, issuable under unvested RSUs outstanding, 145,660 and 225,967 shares, respectively, issuable under unvested PSUs outstanding, 145,660 shares reserved for issuance under unvested PSUs outstanding if 200% of the applicable performance target is achieved, 27,998,717 shares reserved for issuance under MIP PSUs at maximum performance, 18,807,587 and 10,837,816 shares, respectively, issued for stock option exercises, RSU settlement and restricted stock grants, and 10,310,481 and 7,489,593 shares, respectively, available for issuance under the Amended and Restated 2018 Equity Incentive Plan.
Stock Options
Following are the assumptions used in the Black-Scholes valuation model for options granted during the periods shown below:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	N/A	4.3%	4.2%
Average expected term (years)	N/A	7.0	7.0
Expected volatility	N/A	55.0%	55.2%
Dividend yield	N/A	N/A	N/A
•Risk-Free Interest Rate: The yield on actively traded non-inflation indexed US Treasury notes with the same maturity as the expected term of the underlying options was used as the average risk-free interest rate.
•Expected Term: In 2024 and 2023, the Company’s expected term was based on the simplified method, generally calculated as the mid-point between the vesting date and the end of the contractual term.
•Expected Volatility: In 2024 and 2023, due to insufficient share price history to calculate volatility the Company elected to use an average based on the volatility of other comparable public companies, along with the Company’s own volatility over the expected term of the options.
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
The Amended and Restated 2018 Equity Incentive Plan generally provides that the Company’s board of directors may set the vesting schedule applicable to grants approved under the Amended and Restated 2018 Equity Incentive Plan. The Company has not granted any stock option awards with performance-based vesting conditions.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

There were no option grants in 2025. Option grants in 2024 and 2023, generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period, subject to continued employment through the vesting date.
The following table summarizes the Company’s stock option activity during the period from December 31, 2022 through December 31, 2025:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2022	3,999,933	$25.58	5.3	$20,712
Granted	1,234,905	$15.89	—	$—
Exercised	(216,144)	$0.79	—	$3,646
Canceled/Forfeited	(541,574)	$34.34	—	$—
Outstanding at December 31, 2023	4,477,120	$23.04	5.4	$12,915
Granted	1,108,134	$9.19	—	$—
Exercised	(974,621)	$0.95	—	$2,822
Canceled/Forfeited	(218,173)	$23.25	—	$—
Outstanding at December 31, 2024	4,392,460	$24.44	6.5	$1,168
Granted	—	$—	—	$—
Exercised	(6,303)	$0.94	—	$12
Canceled/Forfeited	(411,820)	$17.08	—	$—
Outstanding at December 31, 2025	3,974,337	$25.24	5.3	$—
Vested and exercisable at December 31, 2025	3,166,580	$28.67	4.6	$—
Vested and expected to vest at December 31, 2025	3,849,136	$25.76	5.2	$—
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

In the years ended December 31, 2025, 2024 and 2023, the Company recorded $6.2 million, $7.7 million and $10.8 million, respectively, of share-based compensation expense related to options. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s consolidated statements of operations.
As of December 31, 2025, there was $5.0 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over a weighted average vesting period of 0.9 years.
Restricted Stock Units
RSU grants to employees in the year ended December 31, 2025 generally vest: (i) 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award; or (ii) 50% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining four quarters of the award, each subject to continued employment through the vesting date.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

RSU grants to employees in the year ended December 31, 2024 generally vest (i) 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award; or (ii) 50% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining four quarters of the award, each subject to continued employment through the vesting date.
RSU grants to employees in the year ended December 31, 2023 generally vest: (i) 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award; (ii) 25% of the total award each quarter over three quarters; or (iii) 50% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining four quarters of the award, each subject to continued employment through the vesting date.
There were no annual RSU grants to non-employee members of the Company’s board of directors in 2025. Annual RSU grants to directors on the Company’s board of directors in 2024 and 2023 vested monthly over a one-year period and RSU grants to new directors on the Company’s board of directors vested monthly over a three-year period, each subject to continued service through the vesting date. RSU grants to non-employee consultants and brand ambassadors in 2025, 2024 and 2023 vest on varying dates, subject to continued service through the vesting date.
Pursuant to their award agreements, on the Early Settlement Date of the Exchange Offer, all outstanding RSUs granted to non-employee directors on the Company’s board of directors accelerated and vested, and the Company recognized the entire balance of the unamortized share-based compensation expense related to such RSU awards in the fourth quarter of 2025.
MIP Awards—RSUs
As mentioned above, in 2025, the Company granted to certain key employees MIP awards in the form of RSUs, a component of which vested on December 31, 2025. A portion of the MIP awards was also granted in the form of RSUs that vest over a two-year period, with 50% vesting at the end of the first year on December 31, 2026, and the remainder, thereafter vesting ratably at the end of each calendar quarter of the following year, fully vesting on December 31, 2027. Subsequent to the year ended December 31, 2025, the Company withheld 2,870,960 shares and paid $2.7 million in payments of minimum withholding taxes on net share settlement of MIP awards that vested on December 31, 2025. See Note 17.
Anti-Dilution RSU Awards
On December 8, 2025, pursuant to the 2030 Notes Indenture (See Note 9—2030 Notes Indenture), the Company issued 2,286 Conversion Shares to certain holders of the 2030 Notes upon the conversion of $3,000 in aggregate principal amount of 2030 Notes into shares of the Company’s common stock. As a result of this conversion and pursuant to their award agreements, the Company issued an aggregate of 191 anti-dilution RSUs to the recipients of the MIP awards. Subsequent to the year ended December 31, 2025, an additional $6,631,000 in aggregate principal amount of 2030 Notes were converted and the Company issued 5,680,147 Conversion Shares to such converting noteholders and an aggregate of 422,013 anti-dilution RSUs to the recipients of the MIP awards. See Note 17.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table summarizes the Company’s RSU activity from December 31, 2022 through December 31, 2025:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2022	993,313	$35.98
Granted	1,491,814	$14.67
Vested(1)	(690,557)	$28.38
Canceled/Forfeited	(383,260)	$27.00
Unvested at December 31, 2023	1,411,310	$19.60
Granted	1,868,836	$8.77
Vested(1)	(807,264)	$13.32
Canceled/Forfeited	(231,651)	$17.90
Unvested at December 31, 2024	2,241,231	$11.89
Granted(2)	41,405,650	$1.11
Vested(1)(3)	(7,967,925)	$2.99
Canceled/Forfeited	(334,611)	$11.47
Unvested at December 31, 2025	35,344,345	$1.27
__________
(1) Includes 159,346, 85,993 and 38,679 shares of common stock that were withheld to cover taxes in 2025, 2024 and 2023, respectively, on the release of vested RSUs and became available for future issuance pursuant to the Amended and Restated 2018 Equity Incentive Plan.
(2) Includes 191 RSUs granted pursuant to the Anti-Dilution Increase resulting from conversion of $3,000 of the 2030 Notes into 2,286 shares of the Company’s common stock. Subsequent to the year ended December 31, 2025, there were additional conversions of 2030 Notes resulting in additional Anti-Dilution Increases. See Note 17.
.(3) Includes 63,463 RSUs granted to non-employee members of the Company’s board of directors that accelerated and vested on the Early Settlement Date of the Exchange Offer pursuant to the terms of their award agreements.

In the years ended December 31, 2025, 2024 and 2023, the Company recorded $23.8 million, $14.4 million and $18.3 million, respectively, of share-based compensation expense related to RSUs. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s consolidated statements of operations. The share-based compensation expense related to RSUs in the year ended December 31, 2025 included $13.3 million incremental share-based compensation expense related to the Exchange Offer. See Note 17.
As of December 31, 2025, there was $41.3 million in unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted average vesting period of 1.3 years.
Performance Stock Units
Pursuant to the Amended and Restated 2018 Equity Incentive Plan, on September 29, 2025, the board of directors of the Company awarded 27,998,717 PSUs (at “maximum” performance) to certain key employees (the “MIP PSUs”), which grants were approved by the Company’s stockholders on November 19, 2025. The MIP PSUs will be earned based on the achievement of annual performance goals measured over two annual performance periods (2026 and 2027), with performance goals to be set based on metrics to be established at the beginning of each year by the Company’s board of directors upon recommendation from the Company’s human capital management and compensation committee. Earned MIP PSUs will vest as soon as practicable following the end of the applicable annual performance period and following certification of results (but in all events prior to the following March 15), subject to continued service through the vesting date. . As of December

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

31, 2025, none of the PSU grants were deemed granted for purposes of FASB ASC Topic 718 pending establishment of the applicable performance metrics.
On March 1, 2024, the Company granted a target amount of $3.3 million in PSUs with market-based and service-based vesting conditions to certain executive officers. The market vesting condition is based on the Company’s total shareholder return (“TSR”) results relative to a TSR comparator group (“Relative TSR Performance”) for each performance period. The TSR comparator group includes the companies included in the S&P Food and Beverage Select Industry Index, excluding companies in the S&P 500, as of the beginning of each of the three performance periods that apply to the PSUs (each performance period begins on January 1, 2024 and the performance periods end on December 31, 2024, December 31, 2025 and December 31, 2026 for a one-year, two-year and three-year performance period, respectively). The market-based performance condition allows for a range of vesting from 0% to 200% of the target amount, depending on the Company’s Relative TSR Performance for the applicable performance period, as determined by the Company’s Human Capital Management and Compensation Committee (“HCMCC”) within 60 days following the end of the performance period. In addition to the market-based vesting condition, these PSUs are subject to the continued service of the executive officers through the last day of the applicable performance period. PSUs that are unvested three months following the end of the performance period will be forfeited and returned to the 2018 Equity Incentive Plan on that date, or such earlier date as determined by the HCMCC.
The fair value of PSUs is measured on the grant date using a Monte Carlo simulation model. Each of the three performance periods is considered an individual tranche of the award referred to below as “Tranche 1,” “Tranche 2” and “Tranche 3,” respectively.

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
(2)On February 4, 2025, the HCMCC determined that the Company’s Relative TSR Performance for the Tranche I PSUs was less than the 30th percentile, resulting in 0% of the Tranche I Target PSUs vesting. Accordingly, the unvested Tranche I Target PSUs were forfeited and returned to the Amended and Restated 2018 Equity Incentive Plan share reserve for future issuance under the Amended and Restated 2018 Equity Incentive Plan.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
The following table summarizes the Company’s PSU activity during the year ended December 31, 2025:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at January 1, 2024	—	$—
Granted	225,967	$14.38
Vested	—	$—
Canceled/Forfeited	—	$—
Unvested at December 31, 2024	225,967	$14.38
Granted	—	$—
Vested	—	$—
Canceled/Forfeited	(80,307)	$13.49
Unvested at December 31, 2025	145,660	$14.88

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
In the year ended December 31, 2025, the Company recorded $1.0 million of share-based compensation expense related to Tranche II and Tranche III of the PSUs. In the year ended December 31, 2024, the Company recorded $1.9 million of share-based compensation expense related to vesting of the three tranches of PSUs. The share-based compensation expense is included in SG&A expenses in the Company’s consolidated statements of operations. Prior to December 31, 2023, the Company had no share-based compensation expense related to PSUs.
As of December 31, 2025, there was $0.4 million in unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted average vesting period of one year.
Employee Stock Purchase Plan
On November 15, 2018, the Company’s board of directors adopted its 2018 Employee Stock Purchase Plan (“2018 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on April 30, 2019, the day immediately prior to the effectiveness of the registration statement filed in connection with the IPO. The 2018 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code (the “Code”) for U.S. employees. In addition, the 2018 ESPP authorizes grants of purchase rights that do not comply with Section 423 of the Code under a separate non-423 component for non-U.S. employees and certain non-U.S. service providers. As of December 31, 2025, the Company has reserved 4,020,975 shares of common stock for issuance under the 2018 ESPP. In addition, the number of shares reserved for issuance under the 2018 ESPP will be increased automatically on the first day of each fiscal year for a period of up to ten years, starting with the 2020 fiscal year, by a number equal to the least of: (i) 536,130 shares; (ii) 1.0% of the shares of common stock outstanding on the last day of the prior fiscal year; or (iii) such lesser number of shares determined by the Company’s board of directors. As of January 1, 2026, the maximum aggregate number of shares that may be issued under the 2018 ESPP increased to 4,557,105 shares. The 2018 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the 2018 ESPP.
Note 12. Commitments and Contingencies
Leases
See Note 5.
On January 14, 2021, the Company entered into the Original Lease with the Landlord to house the Company’s Campus Headquarters. The Original Lease was initially classified as an operating lease.
Under the terms of the Original Lease, the Company leased an aggregate of approximately 282,000 rentable square feet in a portion of a building located in El Segundo, California, to be built out by the Landlord and delivered to the Company in multiple phases. As of December 31, 2025 and 2024, the Company recognized a right-of-use asset and lease liability for Phase 1-A and Phase 1-B in its consolidated balance sheets.
On September 17, 2024, the Company entered into the First Amendment to Lease, which amendment: (i) revised the square footage of the premises, building and project resulting in: (a) an increase in the Company’s base rent by approximately $851,000 over the initial lease term; (b) an adjustment to the Company’s percentage share of direct expenses; and (c) an increase in the tenant improvement allowance to for use in Phase III of the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Campus Headquarters; (ii) increased the tenant improvement allowance reflecting a reduction in the scope of the Landlord’s work under the Original Lease; (iii) specified the tenant improvements that must be removed by the Company from the premises if the premises are not occupied in their entirety throughout the initial lease term and first extension term; and (iv) addressed other ministerial matters concerning the Campus Headquarters. Aggregate payments towards base rent over the initial lease term associated with the remaining phases not yet delivered to the Company are approximately $53.6 million as of December 31, 2025.
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
Termination costs related to the Surrendered Premises in 2025 were $32.6 million, consisting of $31.1 million in prepaid rent related to the Surrendered Premises, a $1.0 million one-time termination fee and $0.5 million in brokers’ fees. The termination costs are being recognized over the remaining initial term and first extension term of the Campus Lease. In the year ended December 31, 2025, the Company recognized $1.4 million of the total termination costs related to the surrendered premises. No such costs were incurred in 2024.
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
Concurrent with the Company’s execution of the Original Lease, the Company delivered to the Landlord a letter of credit in the amount of $12.5 million as security for the performance of its obligations under the Campus Lease. In the fourth quarter of 2025 and in connection with the Varda Sublease, the Company and the Landlord entered into the Fourth Amendment to Lease whereby the parties agreed to amend the schedule for reduction of the Company’s letter of credit to: (i) $8.25 million on November 9, 2026; (ii) $6.25 million on November 9, 2027; and (iii) $3.125 million on November 9, 2028; provided the Company is not then in default of its obligations under the Campus Lease. The letter of credit is secured by a $12.6 million deposit of which

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

$9.3 million and $12.6 million are included in the Company’s consolidated balance sheets as Restricted cash, non-current as of December 31, 2025 and 2024, respectively.
The lease for the Company’s Manhattan Beach Project Innovation Center expired on January 31, 2024.
Given the Company’s intention to reduce its overall operating expenses and cash expenditures, on February 2, 2024, the Company terminated the agreement to purchase the Enschede Property and the security deposit was returned to the Company, which was subsequently paid to the purchaser of the property to be applied towards the deposit and future lease payments. The Company entered into a lease agreement with the purchaser of the property to lease the approximately 114,000 square foot property for an initial period of five years with an option to renew for an additional five years at an annual rent of approximately €1.0 million. The Enschede Property lease is classified as a finance lease in the Company’s consolidated balance sheet as of December 31, 2025.
Subsequent to the year ended December 31, 2025, the Company entered into a new sales agreement with Roquette for the supply of pea protein which requires the Company to procure a $1.0 million standby letter of credit to secure its payment obligations thereunder. See Note 17.
China Investment and Lease Agreement
In 2020, the Company and its subsidiary, BYND JX, entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX has agreed to make certain investments in the JXEDZ in two phases of development, and the Company has agreed to guarantee certain repayment obligations of BYND JX under such agreement. In the year ended December 31, 2024, the Company received $0.5 million in subsidies from the JXEDZ Finance Bureau. No such subsidies were received in the years ended December 31, 2025 and 2023.
During Phase 1, the Company agreed to invest $10.0 million as the registered capital of BYND JX in the JXEDZ through intercompany investment in BYND JX. and BYND JX agreed to lease a facility in the JXEDZ for a minimum of two years. In connection with such agreement, BYND JX entered into a factory leasing contract with a JXEDZ company, pursuant to which BYND JX agreed to lease and renovate a facility in the JXEDZ and lease it for a minimum of two years. In 2022, the lease was amended to extend the term for an additional five years without rent escalation. As part of the Company’s Global Operations Review, on February 24, 2025, the Company’s board of directors approved a plan to suspend the Company’s operational activities in China, which ceased as of the end of 2025. See Note 1. As of December 31, 2025, the Company continued to use this facility in its process of winding down the operational activities in China.
In the fourth quarter of 2021, BYND JX leased an approximately 12,000 square foot facility in Shanghai, China, for a period of eight years, which was used as a local research and development facility. In connection with the cessation of operational activities in China, BYND JX and the landlord agreed to terminate the lease early effective as of May 20, 2025.
On February 24, 2025, as part of the Company’s Global Operations Review, the Company’s board of directors approved a plan to suspend the Company’s operational activities in China, which ceased as of the end of 2025. See Note 1.
As of December 31, 2025, the Company had invested $22.5 million as the registered capital of BYND JX that included $0.5 million to fund the cessation of its operational activities in China and advanced $20.0 million to BYND JX.
The Planet Partnership
In 2021, the Company entered into the Planet Partnership, LLC (“TPP”), a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. In the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

years ended December 31, 2025, 2024 and 2023, the Company recognized its share of the net losses in TPP in the amount of $78,000, $73,000 and $3.9 million, respectively. As of December 31, 2025 and 2024, the Company had contributed its share of the investment in TPP in the amount of $27.6 million. See Note 2 and Note 15.
In 2023, the Company continued the process of renegotiating certain contracts and changing operating activities related to Beyond Meat Jerky and assumed distribution responsibilities for Beyond Meat Jerky in the fourth quarter of 2023. As part of its Global Operations Review, in 2023, the Company made the decision to discontinue the Beyond Meat Jerky product line and discontinued it in 2024.
Purchase Commitments
On July 1, 2023, the Company and Roquette Frères (“Roquette”) entered into a second amendment (the “Second Amendment”) to the Company’s pea protein supply agreement dated January 10, 2020, as amended by the first amendment dated August 3, 2022 (the “First Amendment”). Pursuant to the Second Amendment, the terms of the agreement and existing purchase commitments set forth in the First Amendment were revised and extended through December 31, 2025. Pursuant to the Second Amendment, the purchase commitment was revised such that the Company committed to purchase pea protein inventory totaling $17.0 million in 2025, of which none remained as of December 31, 2025. Subsequent to the year ended December 31, 2025, the Company entered into a new sales agreement with an initial two-year term expiring on December 31, 2027 (see Note 17). In 2023, as part of the Company’s Global Operations Review, the Company wrote off $5.0 million in prepayments for an option to purchase pea protein inventory in the future that the Company estimated that it may not be able to use.
On April 6, 2022, the Company entered into a co-manufacturing agreement (“Agreement”) with a co-manufacturer to manufacture various products for the Company. The Agreement included a minimum order quantity commitment per month and an aggregate quantity over a five-year term. On November 21, 2023, the Company terminated the Agreement because the co-manufacturer failed to meet its obligations under the Agreement and recorded $4.4 million in termination-related charges. In March 2024, the co-manufacturer brought an action against the Company in a confidential arbitration proceeding. On September 15, 2025, the arbitrator issued an interim award (the “Interim Award”) and found that the Company had a valid basis to terminate the agreement with the co-manufacturer. On December 10, 2025, the arbitrator issued the final award, and on December 18, 2025, the arbitrator corrected scrivener’s and other typographical errors in the final award (the “Final Award”). Certain details of the Interim Award and Final Award are confidential. See Litigation—Arbitration with Former Co-Manufacturer.
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
Aliments BVeggie, Inc.
In November 2023, Aliments BVeggie, Inc. (“BVeggie”) filed and served legal proceedings against the Company before the Superior Court of Quebec’s District of Montreal. BVeggie alleges, among other things that: (i) in 2019, the Company and BVeggie entered into a co-manufacturing agreement, by which BVeggie would produce and deliver products for the benefit of the Company, in exchange for a tolling fee to be paid per pound of product produced and delivered to the Company; (ii) the Company would have made false and misleading statements regarding the volume of purchase orders it would provide BVeggie; (iii) BVeggie invested significant sums to adapt its facilities for the intended production; (iv) the Company fell short of its undertakings and promises; and (v) in March 2023, the Company illegally terminated the business relationship. BVeggie intends to claim damages in the total amount of 129,841,920 CAD, in compensation for its investments, lost profits and the repairs needed to be made to its facility post-termination of the business relationship and removal of the Company’s equipment. The Company intends to vigorously defend against these claims. On December 7, 2023, the Company filed a motion for declinatory exception to stay the proceedings pending before the Superior Court of Quebec, District of Montreal, and refer the dispute to arbitration in California. A hearing on the motion for declinatory exception occurred on April 25, 2024. By judgment dated May 9, 2024, the Superior Court of Quebec granted the motion for declinatory exception filed by the Company and declared that the courts sitting in Los Angeles County, in the State of California, are in a better position to decide the dispute. BVeggie appealed the court’s decision on June 7, 2024, and the Company filed a cross-appeal on June 18, 2024. The appeals were heard on October 30, 2025 and by judgment rendered on November 21, 2025, the Court of Appeal has decided to grant the Company’s motion for declinatory exception and to defer the dispute to arbitration in California. BVeggie had 60 days from the day of the judgment to file a motion for leave to appeal before the Supreme Court of Canada. Said delay has now elapsed and the judgment of the Court of Appeal is now final.
In June 2024 and in parallel to the litigation mentioned above, BVeggie filed and served legal proceedings against the Company before the Superior Court of Quebec’s District of Montreal, asking that an agreement between the parties by which BVeggie was to purchase certain machinery from the Company, in the amount of $5.1 million, be voided. This litigation was suspended pending the outcome of the aforementioned appeals.
As a consequence of the judgment rendered by the Court of Appeal, all of the aforementioned actions filed by BVeggie against the Company in Quebec are suspended indefinitely, until the JAMS arbitration tribunal has clarified its jurisdiction, via a final judgment.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
On February 22, 2024, the MDL court issued an order granting in part and denying in part the Company’s motion to dismiss. On March 5, 2024, the parties filed a joint status report noting they had agreed to engage in mediation. On April 24, 2024, the parties engaged in mediation before the Honorable Wayne R. Andersen (Ret.) but did not reach agreement. Negotiations continued and the parties entered into a confidential binding settlement term sheet on May 6, 2024. On July 8, 2024, the parties entered into a class action settlement agreement, pursuant to which the Company agreed to contribute $7.5 million to a settlement fund in full satisfaction of all settlement costs and attorneys’ fees.
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
The active lawsuits, each of which was consolidated and transferred to the MDL and is subject to the class action settlement agreement, are:
•Roberts v. Beyond Meat, Inc., No. 1:22-cv-02861 (N.D. Ill.) (filed May 31, 2022)
•Cascio v. Beyond Meat, Inc., No. 1:22-cv-04018 (E.D.N.Y.) (filed July 8, 2022)
•Miller v. Beyond Meat, Inc., No. 1:22-cv-06336 (S.D.N.Y.) (filed July 26, 2022)
•Garcia v. Beyond Meat, Inc., No. 4:22-cv-00297 (S.D. Iowa) (filed September 9, 2022)
•Borovoy v. Beyond Meat, Inc., No. 1:22-cv-06302 (N.D. Ill.) (filed September 30, 2022 in DuPage Co., Ill.; removed on Nov. 10, 2022)
•Zakinov v Beyond Meat, Inc., No. 4:23-cv-00144 (S.D. Tex.) (filed January 13, 2023)
Interbev Dispute
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
In terms of costs and damages, the Court ordered the Company, as well as The New Plant, to pay EUR 1 for financial damage, EUR 50,000 for moral damage and EUR 15,000 for legal costs to Interbev. The publication of the Judgment in three specialized reviews/magazines has also been ordered, unless there is an appeal. The Company filed an appeal against the Judgment on September 15, 2025. On October 1, 2025, the appeal was assigned to the second chamber of the Paris Court of Appeals under case number 25/15729. In February 2026, the Company decided not to pursue the appeal and accordingly filed an appeal withdrawal brief, which has immediate procedural effect. On February 19, 2026, the Paris Court of Appeals issued formal judgment acknowledging the withdrawal of the appeal.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
On October 4, 2024, the CJEU rendered its judgment. The judgment of the CJEU determined that the manner in which the Contested Decree seeks to ban meat names for plant-based foods is unlawful under EU law. It sets a precedent on the extent to which EU member states may regulate the naming of plant-based foods at the national level in the absence of harmonization at the EU level. In its judgment, the CJEU also ruled that “meat” is defined under EU law as “edible parts of certain animals.” The Company is taking the view that the court’s interpretation only affects the use of the term in the sales denomination on the label and not the use of the term in marketing and advertising materials. Following the CJEU’s judgment, the case was referred to the French High Administrative Court, which, on January 28, 2025, annulled the Contested Decree and the New Decree. The Company has been reimbursed by the French State for legal costs incurred in challenging the Contested Decree, for a total of 3,000 euros.
Arbitration with Former Co-Manufacturer
In March 2024, a former co-manufacturer (“Manufacturer”) brought an action against the Company in a confidential arbitration proceeding. The Company had entered into an agreement with the Manufacturer, under which the Manufacturer was responsible for producing products on behalf of the Company. The Company terminated the agreement in November 2023 due to the Manufacturer’s failure to produce food in compliance with applicable laws, as required by the agreement. The Manufacturer alleged that the Company terminated the agreement without a contractual basis to do so and that it was owed past and future payments under the agreement. The Manufacturer claimed total damages of at least approximately $73.0 million. In October 2024, the Company filed amended counterclaims against the Manufacturer for breach of contract, breach of the duty of good faith and fair dealing, fraudulent inducement, false promise, concealment, and intentional

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

misrepresentation, and negligent misrepresentation. On September 15, 2025, the arbitrator issued an interim award (the “Interim Award”) and found that the Company had a valid basis to terminate the agreement with the Manufacturer. On September 25, 2025, the Manufacturer filed a request with the arbitrator to re-open the arbitration hearing. On September 29, 2025, the Company opposed this request. On October 20, 2025, the arbitrator denied the Manufacturer’s request. Shortly thereafter, the parties engaged in fees briefing. On December 10, 2025, the arbitrator issued the final award, and on December 18, 2025, the arbitrator corrected scrivener’s and other typographical errors in the final award (the “Final Award”). Certain details of the Interim Award and Final Award are confidential. The Final Award is similar to the Interim Award, but the Interim Award does not address attorneys’ fees, costs and interests. In the Final Award, the arbitrator awarded the Company: (i) $349,493 for its breach of contract claim in out of pocket costs, (ii) $7,183,782 for its negligent misrepresentation claim, which is inclusive of the $349,493 in contract damages awarded for the Company’s breach of contract claim, (iii) $6,246,693 for its attorneys’ fees; and (iv) $550,640 for its costs. In total, the arbitrator awarded the Company $13,981,115 (the “Total Award”). On January 30, 2026, the Company filed a petition to confirm the Final Award and enter judgment in the Superior Court of the State of California for the County of Los Angeles. On February 13, 2026, the Manufacturer filed an ex parte application to extend its deadline to oppose the Company’s petition and set a briefing schedule on its forthcoming petition to vacate the Final Award. The Company opposed the ex parte application. On February 17, 2026, the court granted the Manufacturer’s ex parte application and scheduled the hearing on both the Company’s petition to confirm the Final Award and enter judgment and the Manufacturer’s forthcoming petition to vacate for May 1, 2026. On March 13, 2026, the Manufacturer opposed the Company’s petition and filed a petition to vacate the Final Award. The Company’s reply in support of its petition and opposition to the Manufacturer’s petition to vacate was due on April 3, 2026. The parties are currently negotiating and finalizing a settlement agreement and have requested all deadlines be extended by two months. Any agreed upon settlement could result in the Company receiving less than the amount of the Total Award.
Trademark Infringement Litigation
On April 28, 2022, a trademark infringement complaint for injunctive and other relief was filed against Beyond Meat, Inc. (the "Company") in the United States District Court for the Middle District of Florida, Orlando Division, captioned Sonate Corporation, d/b/a Vegadelphia Foods (“Sonate”) v. Dunkin’ Brands Group, Inc., Dunkin’ Brands, Inc. (collectively, “Dunkin’”) and Beyond Meat, Inc., et al., Case No. 6:22-cv-00812. A First Amended Complaint was filed on May 17, 2022 (the “FAC”). The FAC alleged that the Company and Dunkin’s use of the tagline “Great Taste Plant-Based,” infringed on Sonate’s registered trademark WHERE GREAT TASTE IS PLANT-BASED® (“Sonate’s trademark”). Additionally, Sonate alleged that the Company’s use of the tagline “Plant-Based Great Taste” in connection with its own sales of products also infringed on Sonate’s trademark. The FAC sought injunctive relief and a monetary award for corrective advertising, a reasonable royalty award, damages representing Sonate’s lost sales and the Company’s profits generated by the alleged likelihood of confusion, interest, costs, expenses and attorneys’ fees.
On June 24, 2022, both the Company and Dunkin’ filed their answers to the FAC and a motion to change venue. On March 24, 2023, the court issued an order granting Dunkin’ and the Company’s motion to transfer venue and directed the clerk of the court to transfer the case to the District of Massachusetts, Boston Division for all further proceedings (Case No. 1:23-cv-10690-IT). The Company contended that Sonate would not be able to meet its burden of establishing a likelihood of confusion. Additionally, the Company asserted the fair use defense to Sonate’s allegations, namely that the Company’s use of “Plant-Based Great Taste” and “Great Taste Plant-Based” satisfy the requirements of the fair use doctrine (e.g., they are only used descriptively), precluding liability.
Mediation was held on September 18, 2024, at which time Dunkin’ settled its involvement in the case. On November 20, 2024, Dunkin’ was dismissed from the case with prejudice, and the case continued as to the Company. On or about March 11, 2025, the Company filed a motion for summary judgment or adjudication and motions to strike some of Sonate’s expert reports and testimony. On or about March 9, 2024, Sonate filed a motion for summary judgment or adjudication and on or about March 11, 2024 filed motions to strike some of

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

the Company’s expert reports and testimony. On October 29, 2025, the Court denied Sonate’s motion for summary judgment as to issues impacting liability and granted it with respect to a portion of damages relating to the sales made through Dunkin’ stores. The Company’s motion for summary judgment as to liability for either tagline was denied. As to damages, the Company’s motion for summary judgment was granted as to corrective advertising and reasonable royalty damages and denied in part as to lost profits from lost value. The Company’s motion to strike was granted as to Sonate’s expert report and testimony as to corrective advertising damages, reasonable royalty damages and lost value. A jury trial commenced on November 10, 2025 and concluded on November 24, 2025. The Company’s primary general liability insurer has been providing the Company’s defense under its primary policy, subject to a reservation of rights.
On November 24, 2025, the jury returned its verdict finding that the Company was liable for trademark infringement and that the fair use defense did not apply. The jury awarded damages as follows: $23.5 million in actual damages and $15.4 million in disgorgement of the Company’s profits. The Company has filed two post-trial requests seeking to reduce or eliminate the amount awarded by the jury. Sonate has filed motions seeking prejudgment interest, an increase in the disgorgement award, and the prompt entry of a judgment. The parties have filed oppositions to the respective motions and await the Court’s decision on the post-verdict issues. Pursuant to ASC 450 (see Note 2), the Company recorded a $38.9 million litigation-related accrual in operating expenses in its consolidated statement of operations during the year ended December 31, 2025, which is subject to adjustment pending the Court’s final decision and pending any further appeal by the Company.
Aljendan v. Beyond Meat, Inc. et al.
On January 23, 2026, a class action complaint was filed against the Company and certain current officers in the United States District Court for the Central District of California, captioned Aljendan v. Beyond Meat, Inc., et al., Case No. 2:26-cv-00742 (the “Aljendan Action”). The complaint alleges, among other things, that the Company and the individual defendants made false and misleading statements or omissions regarding the book and market value of certain long-lived assets and the likelihood that the Company would have to record a material, non-cash impairment charge. The complaint seeks an order certifying the class; awarding compensatory damages, interest, costs, attorneys’ and expert fees; and granting other unspecified relief. The complaint alleges causes of action under Sections 10(b) and 20(a) of the Exchange Act, on behalf of a putative class of investors who purchased the Company’s common stock between February 27, 2025 and November 11, 2025, inclusive. On March 24, 2026, six purported stockholders filed motions seeking to be appointed as lead plaintiff. On March 25, 2026, one of those purported stockholders withdrew his motion. On April 2, 2026, another of those purported stockholders withdrew his motion and three of those purported stockholders filed a stipulation seeking the Court’s appointment of them as co-lead plaintiffs. On April 6, 2026, the Court entered the stipulation and appointed lead plaintiff movants Brandon Mitchell Waldaias, Aaron Saran and Brandon Barclay as Co-Lead Plaintiffs and Pomerantz LLP and Wolf Haldenstein Adler Freeman & Herz LLP as Co-Lead Counsel. The case is at a preliminary stage. The Company intends to vigorously defend against these claims.
Azima v. Brown, et al.
Following the Aljendan Action, on February 12, 2026, a derivative stockholder action was filed by a purported stockholder against certain current officers and current and former directors of the Company in the United States District Court for the Central District of California, captioned Azima v. Brown, et al., Case No. 2:26-cv-01525 (“Azima Action”). The Azima Action alleges substantially similar facts as those alleged in the Aljendan Action. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. It also asserts claims under Section 14(a) of the Exchange Act against a subset of defendants and seeks contribution under Sections 10(b) and 21D of the Exchange Act from the individual defendants named in the Aljendan Action. The Company is named as a nominal defendant only. The case is at a preliminary stage. The Company intends to vigorously defend against these claims.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note 13. Income Taxes
A reconciliation of loss before income taxes for domestic and foreign locations for the years ended December 31, 2025, 2024 and 2023 is as follows:

(in thousands)	Year Ended December 31,
	2025	2024	2023
United States	$241,398	$(151,343)	$(305,035)
Foreign	(22,296)	(8,888)	(29,202)
Income (loss) before income taxes	$219,102	$(160,231)	$(334,237)
The (benefit) provision for income taxes was as follows:

(in thousands)	Year Ended December 31,
Current:	2025	2024	2023
Federal	$—	$—	$—
State	—	(26)	5
Foreign	—	—	—
	$—	$(26)	$5
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
	$—	$—	$—

(Benefit) provision for income tax	$—	$(26)	$5

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

A reconciliation of income tax (benefit) provision from continuing operations to the amount computed by applying the statutory federal income tax rate to the net income (loss) from continuing operations is summarized as follows:

	Year Ended December 31, 2025
(in thousands)
U.S. income tax at federal statutory rate	$46,011	21.00%
State and local income tax, net of federal income tax effect	—	—%
Foreign tax effects
China:
Change in valuation allowance	3,139	1.43%
Other foreign jurisdictions	(48)	(0.02)%
Other foreign	1,591	0.73%
Changes in valuation allowance	(85,261)	(38.91)%
Nontaxable or nondeductible items
Officer compensation	2,978	1.35%
Equity compensation	2,604	1.19%
Debt restructuring	30,250	13.81%
Other	6	—%
Other adjustments
Other	(1,270)	(0.58)%
Provision for income tax	$—	—%

Below is a tabular rate reconciliation previously disclosed for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(in thousands)	2024	2023
U.S. income tax at federal statutory rate	$(33,649)	$(70,190)
State income tax, net of federal benefits	(3,077)	(7,670)
Foreign rate differential	(324)	(1,315)
Warrant fair value adjustment	—	—
Officer compensation	—	—
Share-based compensation	1,931	3,639
Debt restructuring	—	—
Research and development credits	—	(6)
Change in tax rates	1,673	166
Other	699	431
Change in valuation allowance	32,721	74,950
(Benefit) provision for income tax	$(26)	$5

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2025, and 2024 are shown below.

	December 31,
(in thousands)	2025	2024
Deferred Tax Assets:
Net operating loss (NOL)	$191,851	$300,036
Operating lease liability	31,554	29,763
Intangibles	7,595	10,639
Share-based compensation	11,406	11,071
Litigation-related accrual, net of taxes	9,072	—
Inventory	7,174	9,252
Property, plant and equipment	4,565	—
Other	5,011	6,040
Total gross deferred tax assets	268,228	366,801
Deferred Tax liabilities:
Operating lease right-of-use assets	25,159	28,740
Property, plant and equipment	—	7,519
Total gross deferred tax liabilities	25,159	36,259

Valuation allowance	243,069	330,542
Net deferred tax assets (liabilities)	$—	$—
As of December 31, 2025 and 2024, management assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, “Income Taxes,” pursuant to which management analyzed all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized.
In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, it was concluded on a more-likely-than-not basis that certain deferred tax assets were not realizable as of December 31, 2025. Accordingly, a valuation allowance of $243.1 million has been recorded to offset these deferred tax assets. The change in valuation allowance for the year ended December 31, 2025 from the year ended December 31, 2024, was a decrease of $87.5 million primarily related to the reduction of attributes for the cancellation of indebtedness income.
As of December 31, 2024, the Company had accumulated federal, state and foreign net operating loss carryforwards of approximately $1.2 billion, $477.5 million and $107.1 million, respectively. The Debt Exchange Offer resulted in generating cancellation of indebtedness income that was excluded from taxable income pursuant to IRC Section 108(a)(1)(B). As required by IRC Section 108(b), the excluded amount was applied to reduce the Company's tax attributes, resulting in reductions to the Company's federal and state net operating loss carryforwards of approximately $649.2 million and $260.3 million, respectively, with a corresponding decrease to the valuation allowance. As of December 31, 2025, inclusive of the attribute reduction and current year operations, the Company had accumulated federal, state and foreign net operating loss carryforwards of approximately $671.6 million, $284.5 million and $133.0 million, respectively, of which all federal net operating

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

losses and approximately $52.6 million of the state net operating losses do not expire. The remaining state and foreign tax loss carryforwards begin to expire in 2034, and 2026, respectively, unless previously utilized.
Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company's net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed a section 382 analysis through December 31, 2025 and concluded ownership changes occurred in 2011, 2013, 2015 and 2025. As such, the Company’s ability to utilize net operating losses and credit carryforwards may be limited in the future if the Company generates taxable income. Any adjustment to the Company's tax attributes as a result of such ownership changes will result in a corresponding decrease to the valuation allowance recorded against the Company's deferred tax assets.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Gross unrecognized tax benefits at the beginning of the year	$10,590	$11,966
Increases related to current year positions	—	—
(Decreases) increases related to prior year positions	—	(1,376)
Expiration of unrecognized tax benefits	—	—
Gross unrecognized tax benefits at the end of the year	$10,590	$10,590
As of each of December 31, 2025 and 2024, the Company had $9.5 million of unrecognized tax benefits from research and development tax credits, none of which, if recognized, would affect the Company’s effective tax rate given the Company’s valuation allowance position.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2025, 2024 and 2023, interest and penalties recognized were insignificant.
The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statute of limitations. The Company’s tax years from 2011 (inception) are subject to examination by the US federal, state and foreign tax authorities due to the carry forward of unutilized tax attributes.
The Tax Cuts and Jobs Act subjects a U.S. shareholder to tax on Global Intangible Low-taxes Income (“GILTI”), which has been amended and renamed to Net CFC Tested Income for tax years beginning in 2026, earned by certain foreign subsidiaries. Pursuant to the FASB Staff Q&A, Topic 740 No.5. Accounting for Global Intangible Low-taxed Income, the Company is allowed to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as period expense only. The Company has elected to account for GILTI in the year the tax is incurred.
Deferred income taxes have not been provided for undistributed earnings of the Company’s consolidated foreign subsidiaries because of the Company's intent to reinvest such earnings indefinitely in active foreign operations. At December 31, 2025, the Company had no unremitted earnings.
One Big Beautiful Bill Act (OBBBA)
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to, expensing of domestic research expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

property acquired after January 19, 2025. The provisions of the OBBBA became effective for the Company during the three months ended September 30, 2025. The new tax law did not have a material impact on the Company's current or future effective rate for income taxes or cash taxes paid.
Note 14. Net Income (Loss) Per Share Available to Common Stockholders (“EPS”)
See Note 2.
The following table presents a reconciliation of Net income (loss) per share available to common stockholders—basic to Net income (loss) per share available to common stockholders—diluted for the respective periods presented.

(in thousands, except share and per share data)	Year Ended December 31,
	2025	2024	2023
Numerator(1):
Basic
Net income (loss)	$219,024	$(160,278)	$(338,144)
Less: Earnings allocated to participating securities	(41,012)	—	—
Net income (loss) available to common stockholders—basic	$178,012	$(160,278)	$(338,144)
Diluted
Net income (loss) available to common stockholders—basic	$178,012	$(160,278)	$(338,144)
Net income available to 2030 Note holders	29,402	—	—
Net income available to Warrant holders	2,270	—	—
Add: Interest expense on 2030 Notes, if converted(2)	1,119	—	—
Less: Gain on debt restructuring, net of exchange fees	(548,651)	—	—
Less: Gain on remeasurement of warrant liability	(5,965)	—	—
Add: Loss on remeasurement of derivative liability	12,288	—	—
Net loss available to common stockholders—diluted	$(331,525)	$(160,278)	$(338,144)
Denominator:
Basic
Weighted average common shares outstanding—basic	155,266,711	66,004,815	64,300,099
Net income (loss) per share available to common stockholders—basic	$1.15	$(2.43)	$(5.26)
Diluted
Weighted average common shares outstanding—basic	155,266,711	66,004,815	64,300,099
Dilutive effect of 2030 Notes, if converted(1)	25,645,054	—	—
Dilutive effect of Warrants(3)	8,193	—	—
Weighted average common shares outstanding—diluted	180,919,958	66,004,815	64,300,099
Net loss per share available to common stockholders—diluted	$(1.83)	$(2.43)	$(5.26)
____________
(1) Under the if-converted method, net income (loss) is adjusted to reflect the assumption that the convertible notes were converted at the beginning of the period or date of issuance, if issued during the period.
(2) In 2025, included amortization of 2030 Notes derivative liability to interest expense. See Note 9.
(3) Dilutive effect of Warrants using the treasury stock method.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Year Ended December 31,
	2025	2024	2023
Options to purchase common stock(1)	3,974,337	4,392,460	4,477,120
RSUs(1)	35,344,345	2,241,231	1,411,310
PSUs(1)	145,660	225,967	—
Convertible debt—2027 Notes(2)(3)	6,497,146	—	—
Warrants	3,621,470	—	—
Total	49,582,958	6,859,658	5,888,430
____________
(1) As the Company recorded a net loss on a diluted basis, outstanding common stock equivalents for stock options, RSUs and PSUs were excluded, as their impact would be antidilutive.
(2) Calculated using weighted average shares outstanding from January 1, 2025 to October 15, 2025.
(3) Shares issuable under the 2027 Notes are anti-dilutive. In the years ended December 31, 2025, 2024 and 2023, as the Company recorded a net loss (on a diluted basis), inclusion of shares from the conversion premium or spread would be anti-dilutive.
Note 15. Related Party Transactions
TPP
In connection with the Company’s investment in TPP, a joint venture with PepsiCo, Inc., the Company sold certain products directly to the joint venture. In the year ended December 31, 2022, the Company also entered into an agreement for a nonrefundable up-front fee associated with its manufacturing and supply agreement with TPP. As part of renegotiating certain contracts and changing operating activities related to Beyond Meat Jerky, in the first quarter of 2023, the Company recognized in full the remaining balance of this fee. As part of its Global Operations Review, in 2023, the Company made the decision to discontinue the Beyond Meat Jerky product line and discontinued it in 2024. See Note 12.
Net revenues earned from TPP included in U.S. retail channel net revenues were $0, $0 and $5.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Note 16. Segment Information
The Company operates in one segment in the plant-based meat industry, offering a portfolio of revolutionary plant-based meats.
In accordance with ASC 280, “Segment Reporting”, the Company’s Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company, has been identified as the CODM.
The Company derives revenue primarily in North America and Europe and manages the business activities on a consolidated basis. The Company’s CODM allocates resources and assesses performance at the consolidated level. As the Company operates in one segment, entity-wide segment disclosures about products and services, and major customers are the same as what has been presented elsewhere in this report and in the accompanying consolidated financial statements.
The accounting policies of the segment are the same as those described in Note 2. On a quarterly basis, the CODM reviews the GAAP measure of consolidated net income (loss) as the measure of the segment’s performance and for determining the allocation of resources.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table presents the details of the significant segment expenses, segment net revenues, and the segment performance measure, net loss, in the periods indicated.

	Year Ended December 31,
	2025	2024	2023
Net revenues	$275,496	$326,452	$343,376
Less:
Cost of goods sold	267,850	284,753	426,031
Research and development expenses	23,235	28,149	39,530
Selling expenses	25,684	30,129	33,960
Marketing expenses	32,538	43,058	57,477
General and administrative expenses	159,535	96,487	112,268
Loss on write-down of assets held for sale	48,987	—	16,639
Loss from impairment of long-lived assets	51,288	—	—
Interest expense	14,028	4,097	3,955
Remeasurement of warrant liability	(15,077)	—	—
Remeasurement of derivative liability	12,288	—	—
Gain on debt restructuring, net of exchange fees	(548,651)	—	—
Equity in losses of unconsolidated joint venture	78	73	3,902
Other segment items(1)	(15,311)	(16)	(12,242)
Net income (loss)	$219,024	$(160,278)	$(338,144)
___________
(1) Includes Other, net and Income tax (benefit) expense as reported in our consolidated statements of operations. Other, net includes $3.5 million, $6.0 million and $10.8 million in interest income in the years ended December 31, 2025, 2024 and 2023, respectively. See the accompanying consolidated financial statements for other financial information regarding the Company's operating segment.
Long-lived assets include property, plant and equipment and operating lease right of use assets. The following table presents long-lived assets that cannot be readily removed in the Company’s business units as of the periods presented:

	December 31, 2025	December 31, 2024
U.S.	$202,097	$275,920
Canada(1)	1,786	2,148
EU B.V. (the Netherlands)	12,600	15,359
China (Jiaxing)(2)	2,440	15,435
Consolidated long-lived assets	$218,923	$308,862
____________
(1) The Company’s Canada region serves as an extension of the U.S. sales organization.
(2) Assets in the Company’s China subsidiary are held for sale as of December 31, 2025 as a result of the Company’s decision to indefinitely cease all operational activities in China and are excluded from the amounts herein.

See the accompanying consolidated financial statements for other financial information regarding the Company’s operating segment.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Net Revenues by Geographic Area
The Company’s revenues are attributed to the country where the products are delivered. For disclosure about the segment’s net revenues by geographic area, see Note 2. In 2025, net revenues from the U.S., Canada and the Netherlands amounted to approximately 59%, 11% and 10%, respectively, of the total net revenues. In 2024, net revenues from the U.S. amounted to approximately 61% of the total net revenues. No other country accounted for net revenues of 10% or more in 2025 or 2024.
Note 17. Subsequent Events
First Supplemental Indenture
Subsequent to the year ended December 31, 2025, on January 12, 2026, the Company and Beyond Meat EU B.V., a wholly-owned subsidiary of the Company (the “New Guarantor”), entered into the First Supplemental Indenture with Wilmington Trust, National Association, as Trustee and Collateral Agent. The First Supplemental Indenture modified the 2030 Notes Indenture to provide for the guarantee of the 2030 Notes by the New Guarantor, which are secured on a second-priority basis by the assets of the Company and the New Guarantor, subject to certain exceptions.
2030 Notes Conversion
Subsequent to the year ended December 31, 2025, on March 3, 2026 and March 4, 2026, certain holders of the 2030 Notes converted $5,962,000 and $246,000 of the 2030 Notes, and 5,105,908 Conversion Shares and 209,949 Conversion Shares, respectively, were issued to such converting noteholders.
Additionally, on April 1, 2026 and April 2, 2026, certain holders of the 2030 Notes converted $422,000 and $1,000 of the 2030 Notes, respectively, and 363,426 and 864 Conversion Shares, respectively, were issued to such converting noteholders. As a result of these conversions an aggregate of 422,013 anti-dilution RSUs were granted to the recipients of the MIP awards. An aggregate of 288,094 anti-dilution PSU awards, at maximum payout, associated with these 2030 Note conversions will be issued when the performance criteria to earn them are established.
Nasdaq Deficiency Notices
On March 4, 2026, the Company received a deficiency notice from the Nasdaq Listing Qualifications Department notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on the Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1). The Nasdaq deficiency notice has no immediate effect on the listing of the Company’s common stock, and the Company’s common stock will continue to trade on The Nasdaq Global Select Market under the symbol “BYND” at this time. The Company intends to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.
In addition, on April 6, 2026, the Company received an expected deficiency letter (the “Notice”) from the Nasdaq Listing Qualifications Department notifying the Company that it was not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of the failure to timely file this report, as required for continued listing on The Nasdaq Global Select Market. The Notice has no immediate effect on the listing or trading of the Company’s common stock. The Notice indicated that the Company must, no later than June 5, 2026, submit a plan to regain compliance with respect to the filing requirement. However, as a result of filing this report, the Company believes it has regained compliance with the Nasdaq Listing Rule, which eliminates the need for us to submit a formal plan to regain compliance.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Inducement Plan
Effective as of March 30, 2026, the board of directors of the Company approved the Beyond Meat, Inc. 2026 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). The terms of the Inducement Plan are substantially similar to the terms of the Company’s Amended and Restated 2018 Equity Incentive Plan with the exception that incentive stock options may not be issued under the Inducement Plan and awards under the Inducement Plan may only be issued to eligible recipients under the applicable Nasdaq rules. The Inducement Plan was adopted by the board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.
The board of directors has initially reserved 10,000,000 shares of the Company’s common stock for issuance pursuant to awards granted under the Inducement Plan. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to an employee who has not previously been an employee or member of the board of directors of the Company or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.
Roquette Sales Agreement
On March 28, 2026, the Company and Roquette Frères (“Roquette”) entered into a Sales Agreement (the “Sales Agreement”) pursuant to which Roquette will provide the Company with pea protein. The Sales Agreement expires on December 31, 2027, subject to extension or early termination under certain circumstances. The Sales Agreement provides for pea protein to be supplied by Roquette in each of 2026 and 2027, on a purchase order basis per specified minimum annual base quantities, subject to periodic adjustment based on the Company’s binding forecasted requirements throughout the term. The Company is not required to purchase and Roquette is not required to deliver pea protein in amounts in excess of such specified minimum annual quantities. The total annual amount purchased each year by the Company must be at least the minimum amount specified in the Sales Agreement, which totals in the aggregate approximately $23.5 million (subject to annual inflationary and exchange rate adjustments) over the term of the Sales Agreement. If the Company does not purchase the applicable minimum annual quantities, it will be required to pay Roquette liquidated damages calculated as a percentage of the amount the Company would have been required to pay for the unpurchased volumes in the relevant year, subject to roll over of a portion of unpurchased volumes from year to year. The Sales Agreement requires the Company to procure a $1.0 million standby letter of credit to secure its payment obligations thereunder and also provides for the Company and Roquette to indemnify one another in certain circumstances.
Interbev Dispute
In its dispute with Interbev, a French trade association for the livestock and meat industry, regarding the use of “meat” and meat-related terms as misleading the French consumer, the Commercial Court of Paris ordered the Company, as well as The New Plant, to pay EUR 1 for financial damage, EUR 50,000 for moral damage and EUR 15,000 for legal costs to Interbev. The publication of the Judgment in three specialized reviews/magazines has also been ordered, unless there is an appeal. The Company filed an appeal against the Judgment on September 15, 2025. On October 1, 2025, the appeal was assigned to the second chamber of the Paris Court of Appeals under case number 25/15729. In February 2026, the Company decided not to pursue the appeal and accordingly filed an appeal withdrawal brief, which has immediate procedural effect. On February 19, 2026, the Paris Court of Appeals issued formal judgment acknowledging the withdrawal of the appeal.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Payment of Minimum Withholding Taxes on Net Share Settlement of Equity Awards
Subsequent to the year ended December 31, 2025, the Company withheld 2,870,960 shares and paid $2.7 million in payments of minimum withholding taxes on net share settlement of MIP awards that vested on December 31, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and other procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to the material weaknesses in internal control over financial reporting described below.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our ICFR is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our ICFR as of December 31, 2025 based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this evaluation, management concluded that our ICFR was not effective as of December 31, 2025 due to the material weaknesses described below.
The material weaknesses described below could result in misstatements of the Company’s annual or interim financial statements that would not be prevented or detected on a timely basis. Management has evaluated the impact of these matters on the Company’s consolidated financial statements for the period presented.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting, which expressed an adverse opinion as stated in their report which is included below under the heading “Report of Independent Registered Public Accounting Firm.”

Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Material Weakness – Identification and Accounting for Non-Routine and Complex Transactions
Management identified a material weakness related to the design and operating effectiveness of controls over the identification, evaluation, valuation and accounting for non-routine and complex transactions, including transactions related to compensation arrangements, assets held for sale, debt, leases and warrants.
Specifically, the Company did not design and maintain effective controls to ensure that non-routine and complex transactions were appropriately identified, evaluated, valued and accounted for in accordance with GAAP. This material weakness was primarily attributable to insufficient technical accounting resources and ineffective review controls, which resulted in an increased risk that such transactions were not appropriately analyzed and recorded on a timely basis.
Material Weakness – Inventory Valuation (Including Data Integrity of Underlying Inputs)
In the process of completing its fourth quarter and year-end 2025 financial close procedures, management identified an additional material weakness in controls over the valuation of inventory, specifically related to the inventory provision for excess and obsolete inventory and the completeness and accuracy of underlying data inputs.
Specifically, the Company determined that it did not design and maintain effective controls over the preparation, review, and approval of its provision for excess and obsolete inventory analysis, including controls over:
•the execution of a quantitative analysis of excess inventory based on historical and forecasted consumption and demand, and validation of key data inputs; and
•the completeness and accuracy of data used in the analysis, including key controls such as an inventory roll-forward analysis and verifications of accuracy of aging inventory and tracking of previously written down inventory.
Control deficiencies contributing to this material weakness include:
◦incomplete execution and documentation of the Company’s excess and obsolete analysis;
◦inadequate controls over key data elements, including aging inventory and tracking of previously written down inventory; and
◦lack of validation procedures to ensure that data used in the provision for excess and obsolete inventory analysis was complete and accurate.
As a result, management determined that there is a reasonable possibility that a material misstatement related to inventory and cost of goods sold could occur and not be prevented or detected on a timely basis.
Remediation Plans for Material Weaknesses
Building upon the remediation efforts commenced in the prior quarter, management is committed to resolving the identified material weaknesses. The Company is implementing the following remediation plan:

Non-Routine and Complex Transactions
•Enhanced technical accounting capabilities, including the hiring of additional personnel with relevant expertise and the appointment of a Chief Accounting Officer on January 12, 2026;
•Allocate additional resources to the accounting department, including hiring additional personnel with strong technical accounting and public company reporting knowledge and expertise to ensure sufficient staffing levels for accurate and timely financial reporting;
•Provide targeted training to key accounting and finance personnel to enhance their capability in identifying and addressing complex accounting and financial reporting issues relating to technical accounting requirements;
•Engagement of external technical accounting specialists to support the evaluation of complex and non-routine transactions;
•Implementation of a formalized quarterly control process to identify and evaluate complex and non-routine transactions, including:
◦identification and scoping of non-routine and complex transactions;
◦assessment of financial reporting implications;
◦evaluation of the need for external specialists;
◦review of technical accounting analyses and conclusions;
◦documentation of management’s conclusions, including rationale for any differences from external advisor recommendations; and
◦enhancement of management review controls, including defined review criteria, required documentation, and evidence of review of complex and non-routine transactions.
Inventory Valuation (Including Data Integrity)
•Implementation of a more robust quantitative analysis of provision for excess and obsolete inventory incorporating historical consumption, more robust assessment of aging inventory, and demand forecasts;
•Establishment of documented management review and approval controls over the provision for excess and obsolete inventory calculation;
•Implementation of controls to ensure completeness and accuracy of key data inputs, including inventory aging assessments and tracking of inventory previously written down; and
•Enhancement of documentation standards, audit trails, and data governance practices over qualitative analysis of excess and obsolete inventory.
The material weaknesses will not be considered remediated until the applicable controls have been implemented and have operated effectively for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Management can give no assurance that a remediation plan will fully remediate the material weakness that it has identified or that additional material weaknesses will not arise in the future.

Changes in Internal Control over Financial Reporting
Except for the material weaknesses and the ongoing remediation efforts, each as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Beyond Meat, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Beyond Meat, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated April 8, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:
In evaluating the accounting for non-recurring and complex transactions related to compensation arrangements, assets held for sale, debt, leases and warrants, management identified a design and operating deficiency related to the Company’s process-level controls associated with the identification and accounting for such transactions. Management has concluded that inadequate technical resources are currently in place to effectively identify and determine the proper accounting for non-recurring complex transactions.
In addition, Management identified a material weakness related to the provision for excess and obsolete inventory. Specifically, the Company determined that it did not design and maintain effective controls over the preparation, review, and approval of its provision for excess and obsolete inventory analysis, including controls over:
•the execution of a quantitative analysis of excess inventory based on historical and forecasted consumption and demand, and validation of key data inputs; and
•the completeness and accuracy of data used in the analysis, including key controls such as inventory roll-forward analysis and verifications of accuracy of aging inventory and tracking of previously written down inventory.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2025, of the Company, and this report does not affect our report on such financial statements.
/s/ Deloitte & Touche LLP
Los Angeles, California
April 8, 2026

ITEM 9B. OTHER INFORMATION.
Correction of Previously Issued Interim Condensed Consolidated Financial Statements
During the fourth quarter and full year 2025 financial close procedures, the Company identified errors in its previously issued interim condensed consolidated financial statements for the first three quarters of 2025 relating to (i) inventory valuation, (ii) debt issuance costs, and (iii) the previously disclosed impairment of long-lived assets, as described in further detail below. The Company has determined that the errors identified below were immaterial to the previously issued interim period condensed consolidated financial statements for the first three quarters of 2025 and that the errors will be corrected prospectively when the Company files its quarterly reports in fiscal 2026, and accordingly the "as corrected" amounts are presented in the tables below.
Inventory Valuation
Due to errors in the Company’s excess and obsolete inventory analysis, inventory was overstated and cost of goods sold was understated in each of the first three quarters of 2025. For a full discussion of the Company’s accounting for inventory, including excess and obsolescence analysis, see Note 2, Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
Debt Issuance Costs
In connection with the Company’s 2025 balance sheet debt restructuring activities, namely, entry into the Loan and Security Agreement in May 2025 and the debt exchange offer and restructuring which was completed in October 2025 (“Exchange Offer”), the Company incurred significant transaction expenses (collectively, the “debt issuance costs”) related to professional services provided by various third-party advisors, consultants and professionals. In aggregate, for the first three quarters of 2025, these expenses amounted to approximately $17.6 million, of which the Company allocated approximately $14.1 million and $3.5 million to the Exchange Offer and the Delayed Draw Term Loan Facility, respectively. Following the closing of the Exchange Offer in October 2025, the Company, in consultation with its external technical accounting advisors, determined that the Exchange Offer qualified as a “troubled debt restructuring” (“TDR”) in accordance with ASC 470-60, “Debt—Troubled Debt Restructurings by Debtors”. TDR accounting guidelines specify that debt issuance costs must be expensed and included in selling, general and administrative expenses in the periods in which they are incurred, rather than being capitalized as prepaid expenses and other current assets. The Company further determined in the fourth quarter of 2025 that TDR related accounting standards should have been applied in each interim period of 2025 as creditor concessions were expected prior to the completion of the Exchange Offer, notwithstanding the fact that the debt Exchange Offer was not completed until the fourth quarter of 2025. Through each of the first three quarters of 2025, the Company initially and incorrectly recorded the Exchange Offer debt issuance costs as prepaid expenses and other current assets on its balance sheet instead of expensing them as incurred as part of selling, general and administrative expenses. The Company also incorrectly recorded the costs related to the Delayed Draw Term Loan Facility as prepaid expenses and other current assets in the second and third quarters of 2025 instead of a debt discount. In addition, the Company understated the remeasurement of warrant liabilities and delayed draw term loan warrants by $0.5 million in the third quarter of 2025 due to an error in remeasurement of the fair value of warrants.
Impairment of Long-Lived Assets (“Impairment”)
The Company recorded a loss from impairment of long-lived assets of $77.4 million for the three and nine months ended September 27, 2025 which was determined by comparing the fair value of the entity-wide asset group to the carrying value of the entity-wide asset group as of September 27, 2025.
Due to the errors identified above related to inventory, prepaid expenses and other current assets, the carrying value of the entity-wide asset group as of September 27, 2025 that was utilized in the impairment measurement calculation was overstated by $26.1 million. Consequently, this resulted in an overstatement of the loss from impairment of long-lived assets of $26.1 million, and understatement of property, plant, and equipment, net and prepaid lease costs, non-current of $22.9 million and $3.2 million, respectively. This reduction in the impairment loss was reflected in the offsetting increases in cost of goods sold and selling, general and administrative expenses due to the write-downs of inventory and prepaid expenses and other current assets, respectively, as discussed above.

Condensed Consolidated Balance Sheet (unaudited)
(in thousands)	As of March 29, 2025
	As Previously Reported	Inventory Valuation	Debt Issuance Costs	As Corrected
Inventory	$100,068	$(5,861)	$—	$94,207
Prepaid expenses and other current assets	$19,135	$—	$(2,310)	$16,825
Total current assets	$257,272	$(5,861)	$(2,310)	$249,101
Total assets	$643,830	$(5,861)	$(2,310)	$635,659
Accumulated deficit	$(1,294,447)	$(5,861)	$(2,310)	$(1,302,618)
Total stockholders’ deficit	$(649,531)	$(5,861)	$(2,310)	$(657,702)
Total liabilities and stockholders’ deficit	$643,830	$(5,861)	$(2,310)	$635,659

Condensed Consolidated Statement of Operations (unaudited)
(in thousands)	Three Months Ended March 29, 2025
	As Previously Reported	Inventory Valuation	Debt Issuance Costs	As Corrected
Cost of goods sold	$69,796	$5,861	$—	$75,657
Gross loss	$(1,065)	$(5,861)	$—	$(6,926)
Selling, general and administrative expenses	$47,672	$—	$2,310	$49,982
Total operating expenses	$55,134	$—	$2,310	$57,444
Loss from operations	$(56,199)	$(5,861)	$(2,310)	$(64,370)
Loss before taxes	$(52,905)	$(5,861)	$(2,310)	$(61,076)
Net loss	$(52,916)	$(5,861)	$(2,310)	$(61,087)
Net loss per share available to common stockholders—basic and diluted	$(0.69)	$(0.08)	$(0.03)	$(0.80)

Condensed Consolidated Statement of Comprehensive Loss (unaudited)
(in thousands)	Three Months Ended March 29, 2025
	As Previously Reported	Inventory Valuation	Debt Issuance Costs	As Corrected
Net loss	$(52,916)	$(5,861)	$(2,310)	$(61,087)
Comprehensive loss	$(53,956)	$(5,861)	$(2,310)	$(62,127)

Condensed Consolidated Statement of Cash Flows (unaudited)
(in thousands)	Three Months Ended March 29, 2025
	As Previously Reported	Inventory Valuation	Debt Issuance Costs	As Corrected
Net loss	$(52,916)	$(5,861)	$(2,310)	$(61,087)
Inventories	$14,113	$5,861	$—	$19,974
Prepaid expenses and other current assets	$(4,425)	$—	$2,310	$(2,115)

Condensed Consolidated Balance Sheet (unaudited)
(in thousands)	As of June 28, 2025
	As Previously Reported	Inventory Valuation	Debt Issuance Costs	As Corrected
Inventory	$110,868	$(6,531)	$—	$104,337
Prepaid expenses and other current assets	$42,596	$—	$(5,623)	$36,973
Total current assets	$297,135	$(6,531)	$(5,623)	$284,981
Total assets	$691,741	$(6,531)	$(5,623)	$679,587
Delayed draw term loan, net	$30,525	$—	$(1,381)	$29,144
Total long-term liabilities	$1,278,577	$—	$(1,381)	$1,277,196
Accumulated deficit	$(1,323,689)	$(6,531)	$(4,242)	$(1,334,462)
Total stockholders’ deficit	$(677,023)	$(6,531)	$(4,242)	$(687,796)
Total liabilities and stockholders’ deficit	$691,741	$(6,531)	$(5,623)	$679,587

Condensed Consolidated Statement of Operations (unaudited)
(in thousands)	Three Months Ended June 28, 2025
	As Previously Reported	Inventory Valuation	Debt Issuance Costs	As Corrected
Cost of goods sold	$66,367	$671	$—	$67,038
Gross profit	$8,591	$(671)	$—	$7,920
Selling, general and administrative expenses	$37,696	$—	$1,932	$39,628
Total operating expenses	$43,503	$—	$1,932	$45,435
Loss from operations	$(34,912)	$(671)	$(1,932)	$(37,515)
Loss before taxes	$(29,183)	$(671)	$(1,932)	$(31,786)
Net loss	$(29,242)	$(671)	$(1,932)	$(31,845)
Net loss per share available to common stockholders—basic and diluted	$(0.38)	$(0.01)	$(0.03)	$(0.42)

Condensed Consolidated Statement of Operations (unaudited)
(in thousands)	Six Months Ended June 28, 2025
	As Previously Reported	Inventory Valuation	Debt Issuance Costs	As Corrected
Cost of goods sold	$136,163	$6,531	$—	$142,694
Gross profit	$7,526	$(6,531)	$—	$995
Selling, general and administrative expenses	$85,368	$—	$4,242	$89,610
Total operating expenses	$98,637	$—	$4,242	$102,879
Loss from operations	$(91,111)	$(6,531)	$(4,242)	$(101,884)
Loss before taxes	$(82,088)	$(6,531)	$(4,242)	$(92,861)
Net loss	$(82,158)	$(6,531)	$(4,242)	$(92,931)
Net loss per share available to common stockholders—basic and diluted	$(1.08)	$(0.08)	$(0.06)	$(1.22)

Condensed Consolidated Statement of Comprehensive Loss (unaudited)
(in thousands)	Three Months Ended June 28, 2025
	As Previously Reported	Inventory Valuation	Debt Issuance Costs	As Corrected
Net loss	$(29,242)	$(671)	$(1,932)	$(31,845)
Comprehensive loss	$(31,710)	$(671)	$(1,932)	$(34,313)

Condensed Consolidated Statement of Comprehensive Loss (unaudited)
(in thousands)	Six Months Ended June 28, 2025
	As Previously Reported	Inventory Valuation	Debt Issuance Costs	As Corrected
Net loss	$(82,158)	$(6,531)	$(4,242)	$(92,931)
Comprehensive loss	$(85,666)	$(6,531)	$(4,242)	$(96,439)

Condensed Consolidated Statement of Cash Flows (unaudited)
(in thousands)	Six Months Ended June 28, 2025
	As Previously Reported	Inventory Valuation	Debt Issuance Costs	As Corrected
Net loss	$(82,158)	$(6,531)	$(4,242)	$(92,931)
Inventories	$4,709	$6,531	$—	$11,240
Prepaid expense and other current assets	$(8,473)	$—	$5,623	$(2,850)
Net cash used in operating activities	$(59,355)	$—	$1,381	$(57,974)

Debt issuance costs	$(5,117)	$—	$(1,381)	$(6,498)
Net cash provided by financing activities	$33,640	$—	$(1,381)	$32,259

Condensed Consolidated Balance Sheet (unaudited)
(in thousands)	As of September 27, 2025
	As Previously Reported	Inventory Valuation	Debt Issuance Costs	Impairment	As Corrected
Inventory	$110,294	$(8,534)	$—	$—	$101,760
Prepaid expenses and other current assets	$31,048	$—	$(17,593)	$—	$13,455
Total current assets	$288,638	$(8,534)	$(17,593)	$—	$262,511
Property, plant and equipment, net	$254,387	$—	$—	$22,979	$277,366
Prepaid lease costs, non-current	$35,704	$—	$—	$3,147	$38,851
Total assets	$599,669	$(8,534)	$(17,593)	$26,126	$599,668
Delayed draw term loans, net	$77,734	$—	$(3,451)	$—	$74,283
Delayed draw term loan warrants	$14,825	$—	$544	$—	$15,369
Total long-term liabilities	$1,320,092	$—	$(2,907)	$—	$1,317,185
Accumulated deficit	$(1,434,377)	$(8,534)	$(14,686)	$26,126	$(1,431,471)
Total stockholders’ deficit	$(784,065)	$(8,534)	$(14,686)	$26,126	$(781,159)
Total liabilities and stockholders’ deficit	$599,669	$(8,534)	$(17,593)	$26,126	$599,668

Condensed Consolidated Statement of Operations (unaudited)
(in thousands)	Three Months Ended September 27, 2025
	As Previously Reported	Inventory Valuation	Debt Issuance Costs	Impairment	As Corrected
Cost of goods sold	$62,988	$2,002	$—	$—	$64,990
Gross profit	$7,230	$(2,002)	$—	$—	$5,228
Selling, general and administrative expenses	$37,230	$—	$9,900	$—	$47,130
Loss from impairment of long-lived assets	$77,414	$—	$—	$(26,126)	$51,288
Total operating expenses	$119,561	$—	$9,900	$(26,126)	$103,335
Loss from operations	$(112,331)	$(2,002)	$(9,900)	$26,126	$(98,107)
Remeasurement of warrant liability	$5,318	$—	$(544)	$—	$4,774
Total other income (expense), net	$1,650	$—	$(544)	$—	$1,106
Loss before taxes	$(110,681)	$(2,002)	$(10,444)	$26,126	$(97,001)
Net loss	$(110,688)	$(2,002)	$(10,444)	$26,126	$(97,008)
Net loss per share available to common stockholders—basic and diluted	$(1.44)	$(0.03)	$(0.14)	$0.34	$(1.27)

Condensed Consolidated Statement of Operations (unaudited)
(in thousands)	Nine Months Ended September 27, 2025
	As Previously Reported	Inventory Valuation	Debt Issuance Costs	Impairment	As Corrected
Cost of goods sold	$199,151	$8,534	$—	$—	$207,685
Gross profit	$14,756	$(8,534)	$—	$—	$6,222
Selling, general and administrative expenses	$122,598	$—	$14,142	$—	$136,740
Loss from impairment of long-lived assets	$77,414	$—	$—	$(26,126)	$51,288
Total operating expenses	$218,198	$—	$14,142	$(26,126)	$206,214
Loss from operations	$(203,442)	$(8,534)	$(14,142)	$26,126	$(199,992)
Remeasurement of warrant liability	$5,318	$—	$(544)	$—	$4,774
Total other income (expense), net	$10,673	$—	$(544)	$—	$10,129
Loss before taxes	$(192,769)	$(8,534)	$(14,686)	$26,126	$(189,863)
Net loss	$(192,846)	$(8,534)	$(14,686)	$26,126	$(189,940)
Net loss per share available to common stockholders—basic and diluted	$(2.52)	$(0.11)	$(0.19)	$0.34	$(2.48)

Condensed Consolidated Statement of Comprehensive Loss (unaudited)
(in thousands)	Three Months Ended September 27, 2025
	As Previously Reported	Inventory Valuation	Debt Issuance Costs	Impairment	As Corrected
Net loss	$(110,688)	$(2,002)	$(10,444)	$26,126	$(97,008)
Comprehensive loss	$(110,736)	$(2,002)	$(10,444)	$26,126	$(97,056)

Condensed Consolidated Statement of Comprehensive Loss (unaudited)
(in thousands)	Nine Months Ended September 27, 2025
	As Previously Reported	Inventory Valuation	Debt Issuance Costs	Impairment	As Corrected
Net loss	$(192,846)	$(8,534)	$(14,686)	$26,126	$(189,940)
Comprehensive loss	$(196,402)	$(8,534)	$(14,686)	$26,126	$(193,496)

Condensed Consolidated Statement of Cash Flows (unaudited)
(in thousands)	Nine Months Ended September 27, 2025
	As Previously Reported	Inventory Valuation	Debt Issuance Costs	Impairment	As Corrected
Net loss	$(192,846)	$(8,534)	$(14,686)	$26,126	$(189,940)
Loss from impairment of long-lived assets	$77,414	$—	$—	$(26,126)	$51,288
Change in common stock warrant liabilities	$(5,318)	$—	$544	$—	$(4,774)
Inventories	$5,334	$8,534	$—	$—	$13,868
Prepaid expenses and other current assets	$(1,322)	$—	$11,129	$—	$9,807
Net cash used in operating activities	$(98,138)	$—	$(3,013)	$—	$(101,151)

Payments of debt issuance costs	$(10,314)	$—	$3,013	$—	$(7,301)
Net cash provided by (used in) financing activities	$87,821	$—	$3,013	$—	$90,834

10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, except for the following arrangements, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K:
•On December 12, 2025, Teri L. Witteman, the Company’s chief legal officer and Secretary adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The plan covers the potential sales of up to an aggregate of 55,951 shares of the Company’s common stock then held by Ms. Witteman, and up to an aggregate of 569,507 shares of the Company’s common stock underlying RSUs, as such RSUs vest, at price and volume thresholds and during specified trading periods between March 13, 2026, or such later date that is two (2) business days following the disclosure in certain periodic reports of the Company’s financial results for the fiscal quarter in which the plan was adopted, and October 30, 2026, in each case as set forth in the plan.
•On December 12, 2025, Lubi Kutua, the Company’s chief financial officer and treasurer adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The plan covers the potential sales of up to an aggregate of 80,622 shares of the Company’s common stock then held by Mr. Kutua, and up to an aggregate of 806,033 shares of the Company’s common stock underlying RSUs, as such RSUs vest, at price and volume thresholds and during specified trading periods between March 13, 2026, or such later date that is two (2) business days following the disclosure in certain periodic reports of the Company’s financial results for the fiscal quarter in which the plan was adopted, and October 30, 2026, in each case as set forth in the plan.
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
Our board of directors has adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this report.
The other information required by this item will be set forth in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders (the “ Proxy Statement”) and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

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
(a)(3) EXHIBITS
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.				X
3.2	Amended and Restated Bylaws.	8-K	2/13/2024	3.1
4.1	Form of Common Stock Certificate.	S-1/A	3/27/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated as of October 5, 2018, by and among the Registrant and the other parties thereto.	S-1	11/16/2018	4.2
4.3	Description of Registrant’s Securities.				X
4.4	Indenture, dated as of March 5, 2021, between Beyond Meat, Inc. and U.S. Bank National Association, as trustee.	8-K	3/5/2021	4.1
4.5	Form of certificate representing 0% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.1 to the Form 8-K filed on 3/5/21).	8-K	3/5/2021	4.1
4.6	First Supplemental Indenture, dated as of October 15, 2025, by and between Beyond Meat, Inc. and U.S. Bank, National Association, as trustee, to the Indenture, dated as of March 5, 2021.	8-K	10/15/2025	10.5
4.7	Indenture, dated as of October 15, 2025, by and among Beyond Meat, Inc., the guarantors party thereto from time to time and Wilmington Trust, National Association, as trustee and collateral agent.	8-K	10/15/2025	10.1
4.8	Form of 7.00% Convertible Senior Secured Second Lien PIK Toggle Notes due 2030 (included as Exhibit A to Exhibit 10.1 to the Form 8-K filed on 10/15/25).	8-K	10/15/2025	10.2
4.9	First Supplemental Indenture, dated as of January 12, 2026, among Beyond Meat, Inc., Beyond Meat EU B.V. and Wilmington Trust, National Association, as trustee and collateral agent.	8-K	1/12/2026	10.1

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
4.10	Warrant Agreement, dated as of May 7, 2025, among Beyond Meat, Inc. and the warrant holders party thereto. #	8-K	5/7/2025	3.1
4.11	Side Letter Agreement to Warrant Agreement, dated as of December 22, 2025, by and between Beyond Meat, Inc. and Unprocessed Foods, LLC.	8-K	12/23/2025	10.2
10.1	Form of Voting and Support Agreement.	8-K	9/29/2025	10.2
10.2	Loan and Security Agreement, dated as of May 7, 2025, among Beyond Meat, Inc., as borrower, Unprocessed Foods, LLC, as a lender, the other lenders party thereto from time to time and the guarantors party thereto from time to time. # +	8-K	5/27/2025	10.1
10.3	First Amendment to Loan and Security Agreement, dated as of October 15, 2025, between Unprocessed Foods, LLC, as the sole lender, and Beyond Meat, Inc. as the borrower.	8-K	10/15/2025	10.4
10.4	Intercreditor Agreement dated as of October 15, 2025, among Unprocessed Foods, LLC, Wilmington Trust, National Association, each additional representative and collateral agent from time to time party thereto, Beyond Meat, Inc. and the other grantors referred to therein from time to time.+	8-K	10/15/2025	10.3
10.5	Amendment No. 1 to Intercreditor Agreement, dated as of December 22, 2025, by and among Unprocessed Foods, LLC, as first lien representative and first lien collateral agent, and Wilmington Trust, National Association, as initial second lien collateral agent and as initial second lien representative, and acknowledged and agreed to by Beyond Meat, Inc., as a grantor.	8-K	12/23/2025	10.1
10.6	Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire LeMone Revocable Trust dated February 6, 2004 and Registrant and amendment thereto dated November 1, 2017.	S-1	11/16/2018	10.2
10.7	Second Lease Amendment to Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire Lemone Revocable Trust and the Company, dated May 6, 2019.	10-K	3/19/2020	10.3
10.8	Third Lease Amendment to Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire Lemone Revocable Trust and the Company, dated March 16, 2020.	10-K	3/19/2020	10.4
10.9	Fourth Lease Amendment to Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire Lemone Revocable Trust and the Company, dated March 9, 2022.	10-Q	5/12/2022	10.1

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.10	Fifth Amendment to Lease, dated March 13, 2014, as amended, by and between Sara Maguire LeMone as Trustee of the Sara Maguire LeMone Revocable Trust and the Company, dated June 2, 2025.	10-Q	8/8/2025	10.7
10.11	Lease, dated October 12, 2017, by and between LeMone Family Limited Partnership, LLLP and Registrant as amended by the Lease Amendment dated April 18, 2018.	S-1	11/16/2018	10.3
10.12	Second Lease Amendment to Lease, dated October 12, 2017, as amended, by and between LeMone Family Limited Partnership, LLLP and Registrant, dated May 22, 2020.	10-Q	8/11/2020	10.2
10.13	Lease, dated as of January 14, 2021, by and between Registrant and HC Hornet Way, LLC.	8-K	1/15/2021	10.1
10.14	First Amendment dated as of September 17, 2024 to the Lease dated January 14, 2021, by and between Registrant and HC Hornet Way, LLC.	10-Q	11/7/2024	10.1
10.15	Second Amendment to Lease, dated May 9, 2025, by and between HC Hornet Way, LLC and Beyond Meat, Inc. +	8-K	5/15/2025	10.1
10.16	Third Amendment to Lease, dated July 16, 2025, by and between HC Hornet Way, LLC and Beyond Meat, Inc.	10-Q	8/8/2025	10.5
10.17	Fourth Amendment to Lease, dated October 7, 2025, by and between HC Hornet Way, LLC and Beyond Meat, Inc.	10-Q	11/12/2025	10.2
10.18	Sublease Agreement effective as of July 22, 2025 by and between Beyond Meat, Inc. and Varda Space Industries, Inc. # +	8-K	7/28/2025	10.1
10.19	Consent to Sublease Agreement dated as of October 7, 2025 by HC Hornet Way, LLC. +^	10-Q	11/12/2025	10.4
10.20	Multi-Year Sales Agreement, dated March 28, 2026, by and between Roquette Frères and Beyond Meat, Inc.+^	8-K	4/2/2026	10.1
10.21	Engagement Letter dated as of August 6, 2025 by and between Beyond Meat, Inc. and AP Services, LLC. *^	8-K	8/6/2025	10.1
10.22	Addendum 1 dated as of November 3, 2025 to the Engagement Letter dated as of August 6, 2025, by and between Beyond Meat, Inc. and AP Services, LLC.*	10-Q	11/12/2025	10.6
10.23	Addendum 2 dated as of November 3, 2025 to the Engagement Letter dated as of August 6, 2025, by and between Beyond Meat, Inc. and AP Services, LLC.*	10-Q	11/12/2025	10.7
10.24	Form of Indemnification Agreement with directors and executive officers.*	S-1/A	1/9/2019	10.11
10.25	Form of Indemnification Agreement with directors and executive officers (approved May 6, 2025).*	10-Q	5/8/2025	10.4

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.26	2011 Equity Incentive Plan, amended as of April 3, 2019, and related forms of stock award agreements.*	S-1/A	4/15/2019	10.12
10.27	2018 Equity Incentive Plan, as amended and restated effective September 28, 2025.*	S-8	9/29/2025	99.1
10.28	Amended form of 2018 Equity Incentive Plan stock option award agreement.*	10-Q	7/29/2019	10.1
10.29	Amended form of 2018 Equity Incentive Plan restricted stock unit award agreement.*	10-Q	11/9/2023	10.1
10.30	Form of 2018 Equity Incentive Plan restricted stock unit award agreement (MIP awards - immediate vesting).*	S-8	9/29/2025	99.4
10.31	Form of 2018 Equity Incentive Plan restricted stock unit award agreement (MIP awards - extended vesting).*	S-8	9/29/2025	99.5
10.32	Form of 2018 Equity Incentive Plan performance stock unit award agreement (MIP awards).*	S-8	9/29/2025	99.6
10.33	2018 Employee Stock Purchase Plan.*	S-1/A	1/9/2019	10.14
10.34	Beyond Meat, Inc. 2026 Employment Inducement Equity Incentive Plan.*	8-K	4/2/2026	10.2
10.35	Form of Beyond Meat, Inc. 2026 Employment Inducement Equity Incentive Plan Restricted Stock Unit Award Agreement.*	8-K	4/2/2026	10.3
10.36	Form of Beyond Meat, Inc. 2026 Employment Inducement Equity Incentive Plan Stock Option Award Agreement.*	8-K	4/2/2026	10.4
10.37	Executive Incentive Bonus Plan.*	S-1	11/16/2018	10.15
10.38	Form of Executive Change in Control Severance Agreement.*	S-1	11/16/2018	10.16
10.39	Employment Agreement by and between Registrant and Ethan Brown.*	S-1/A	1/9/2019	10.20
10.40	Offer Letter dated April 29, 2019 with Teri L. Witteman.*	8-K	5/20/2019	10.1
10.41	Form of Confirmation of Base Call Option Transaction, dated March 2, 2021.	8-K	3/5/2021	10.1
10.42	Form of Confirmation of Additional Call Option Transaction, dated March 12, 2021.	8-K	3/16/2021	10.1
10.43	Offer letter dated December 14, 2018 between the Company and Lubi Kutua.*^	10-K	3/1/2024	10.32
10.44	Letter agreement dated November 10, 2022 between the Company and Lubi Kutua.*	8-K	11/16/2022	10.1
10.45	Offer Letter dated May 5, 2021 between the Company and Jonathan Nelson.*^	10-K	3/1/2024	10.35
10.46	Letter agreement dated October 13, 2022 between the Company and Jonathan Nelson.*	10-K	3/1/2024	10.36
10.47	Separation Agreement, entered into on March 12, 2025, between Beyond Meat, Inc. and Akerho Oghoghomeh*	8-K	3/17/2025	10.1

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.48	Stock ownership guidelines for outside directors*	10-Q	11/7/2024	10.2
10.49	Equity Distribution Agreement, dated as of November 7, 2024, by and between Beyond Meat, Inc. and B. Riley Securities, Inc.	8-K	11/7/2024	1.1
10.50	Bonus Award Agreement, dated May 19, 2025, between Beyond Meat, Inc. and Ethan Brown*				X
10.51	Form of Retention Bonus Award Agreement*				X
10.52	Form of Beyond Meat, Inc. 2018 Equity Incentive Plan Restricted Stock Unit Award Agreement (Outside Directors)*				X
10.53	2018 Equity Incentive Plan (as in effect prior to amendment and restatement), and related forms of stock award agreements*	S-1/A	1/9/2019	10.13
14.1	Code of Business Conduct and Ethics, as amended effective as of March 30, 2026				X
19.1	Insider Trading Policy amended as of October 27, 2023.	10-K	3/1/2024	19.1
21.1	Subsidiaries.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (contained on the signature page of this Annual Report on Form 10-K				X
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
X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Beyond Meat, Inc. Policy for Recovery of Erroneously Awarded Compensation effective as of October 2, 2023.	10-K	3/1/2024	97.1

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
101	The following financial statements from the Company's Yearly Report on Form 10-K for the fiscal year ended December 31, 2025 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Deficit, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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
# Certain portions of this exhibit have been redacted in accordance with Regulation S-K, Item 601(a)(6).
+ Certain of the schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5). The registrant hereby undertakes to provide further information regarding such omitted. materials to the SEC upon request.
^ Certain portions of this exhibit have been redacted in accordance with Regulation S-K, Item 601(b)(10).

ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEYOND MEAT, INC.

Date:	April 8, 2026	By:	/s/ Ethan Brown
		Name:	Ethan Brown
		Title:	President and Chief Executive Officer

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated below on April 8, 2026:

Signature	Title

/s/ Ethan Brown	President and Chief Executive Officer (Principal Executive Officer)
Ethan Brown

/s/ Lubi Kutua	Chief Financial Officer and Treasurer (Principal Financial Officer)
Lubi Kutua

/s/ Tony Kalajian	Chief Accounting Officer (Principal Accounting Officer)
Tony Kalajian

/s/ Seth Goldman	Chair of the Board
Seth Goldman

/s/ Chelsea Grayson	Director
Chelsea Grayson

/s/ Colleen Jay	Director
Colleen Jay

/s/ C. James Koch	Director
C. James Koch

/s/ Raymond J. Lane	Director
Raymond J. Lane

/s/ Joshua Murray	Director
Joshua Murray

/s/ Raphael T. Wallander	Director
Raphael T. Wallander

/s/ Kathy N. Waller	Director
Kathy N. Waller

/s/ Alexandre Zyngier	Director
Alexandre Zyngier