Form 10-Q
period 2026-03-28
BEYOND MEAT, INC.
filed 2026-05-07
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                Yes  ☐   No  ☒
As of May 6, 2026, the registrant had 515,342,392 shares of common stock, $0.0001 par value per share, outstanding.

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
•the success of our strategic repositioning to "Beyond The Plant Protein Company," including risks related to brand dilution or confusion, the failure to achieve meaningful consumer acceptance of an expanded portfolio of plant-based protein offerings across multiple categories and adjacencies, and the diversion of management time and financial resources from our existing business or other priorities;
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
•our ability to successfully innovate and commercialize new plant-based protein products, including in adjacent categories outside of our core, meat analogue offerings, such as our Beyond Immerse functional beverage line of sparkling plant-based protein drinks, and consumer acceptance of such new products;
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
•risks associated with our indebtedness, leverage and liquidity relating to our significant debt, including our ability to repay or refinance and otherwise satisfy our obligations under each of the Loan and Security Agreement (as defined below), our 0% Convertible Senior Notes due 2027 (the “2027 Notes”) that remain outstanding and our 7.00% Convertible Senior Secured Second Lien PIK Toggle Notes due 2030 (the “2030 Notes” and, together with the 2027 Notes, the “Notes”) issued in the exchange offer
i

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
•the impact of adverse and uncertain political conditions in the U.S. and international markets, such as greater restrictions on free trade through significant increases in tariffs on raw materials, ingredients, finished goods and other products and supplies imported into the United States and increased uncertainty surrounding international trade policy and regulations, trade wars, including through the implementation of retaliatory tariffs or related counter-measures, and the negative effects of anti-

American sentiment, the conflict in the Middle East, as well as the impact of inflation and high interest rates on consumer behavior, including higher food, grocery, raw materials, transportation, energy, labor and fuel costs;
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
•our ability to successfully execute the Transformation Office (as defined below) initiatives including, among other things, positioning the business for a more fundamental resizing of operating expenses, driving margin recovery, including through targeted investments in our facilities and supply chain cost reductions, reducing inventory and associated carrying costs through SKU rationalization and the discontinuation of certain product lines, and preserving cash and monetizing non-strategic or idle assets;
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
•impairment charges, including due to any future changes in estimates, judgments or assumptions, failure to achieve forecasted operating results, due to weakness in the economic environment, demand for our products or other factors, changes in market conditions and declines in our publicly-quoted stock price and market capitalization, failure to sublease, assign or otherwise transfer any excess space or negotiate additional partial lease terminations and/or subleases or other dispositions of our Campus Headquarters or other facilities on terms advantageous to us or at all, and the cessation of our operational activities in China in 2025;
•our ability to accurately predict consumer taste preferences, trends and demand and successfully innovate, introduce and commercialize new products, including in new geographic markets;
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
•the volatility of or inability to access the capital markets, including due to macroeconomic factors, geopolitical tensions, trade policy uncertainty (including tariffs and retaliatory trade measures), or the outbreak or escalation of hostilities or war—for example, the ongoing war between Russia and Ukraine and the conflict in the Middle East, and their impacts on the surrounding areas and global economy;
•changes in the foodservice landscape, including the timing, success and level of marketing and other financial incentives to assist in the promotion of our products, our ability to maintain and grow market share and attract and retain new foodservice customers or retain existing foodservice customers, and our ability to introduce and sustain offering of our products on menus;
•the timing and success of distribution expansion and new product introductions, including the success of our DTC channel, and the timing and success of planned new products or recently launched products in increasing revenues and market share, including the success of our distribution partnership with Big Geyser for Beyond Immerse;
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
v

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
•the impact of changes in tax laws; and
•the risks discussed in Part I, Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2026 (the “2025 10-K”), and in Part II, Item 1A, Risk Factors, included herein, and those discussed in other documents we file from time to time with the SEC.
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
“Beyond Meat,” “Beyond The Plant Protein Company,” “Beyond Immerse,” “Beyond Burger,” “Beyond Beef,” “Beyond Sausage,” “Beyond Breakfast Sausage,” “Beyond Chicken,” “Beyond Chicken Pieces,” “Beyond Steak,” the Caped Steer Logo and “Eat What You Love” are registered or pending trademarks of Beyond Meat, Inc. in the United States and, in some cases, in certain other countries. All other brand names or trademarks appearing in this report are the property of their respective holders. Solely for convenience, the trademarks and trade names contained herein are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	March 28, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$191,005	$203,890
Restricted cash, current	4,350	4,350
Accounts receivable, net	25,931	26,060
Inventory	68,891	84,032
Prepaid expenses and other current assets	11,233	13,758
Assets held for sale	9,605	9,394
Total current assets	311,015	341,484
Restricted cash, non-current	10,401	9,291
Property, plant and equipment, net	207,453	213,262
Operating lease right-of-use assets	5,173	5,661
Prepaid lease costs, non-current	41,156	40,931
Other non-current assets, net	2,759	2,595
Investment in unconsolidated joint venture	1,507	1,523
Total assets	$579,464	$614,747
Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$22,585	$20,525
2027 Notes	29,459	—
Current portion of operating lease liabilities	2,124	2,132
Accrued expenses and other current liabilities	11,706	8,975
Accrued litigation expenses	38,900	38,900
Short-term finance lease liabilities	4,245	4,385
Total current liabilities	$109,019	$74,917
Long-term liabilities:
2027 Notes	$—	$29,459
2030 Notes, net	300,503	308,404
Delayed draw term loans, net	81,675	77,877
Delayed draw term loan warrants at fair value	3,766	5,066
Operating lease liabilities, net of current portion	3,526	4,059
Finance lease liabilities	75,699	76,590
2030 Notes Embedded Derivative liability at fair value	26,137	39,152
Other long-term liabilities	222	220
Total long-term liabilities	$491,528	$540,827
(continued on next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	March 28, 2026	December 31, 2025
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, par value $0.0001 per share—500,000 shares authorized, none issued and outstanding	$—	$—
Common stock, par value $0.0001 per share—3,000,000,000 shares authorized; 463,195,066 shares and 453,688,312 shares issued and outstanding at March 28, 2026 and December 31, 2025, respectively	46	45
Additional paid-in capital	1,037,320	1,029,308
Accumulated deficit	(1,050,989)	(1,022,507)
Accumulated other comprehensive loss	(7,460)	(7,843)
Total stockholders’ deficit	$(21,083)	$(997)
Total liabilities and stockholders’ deficit	$579,464	$614,747
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 28, 2026	March 29, 2025
Net revenues	$58,206	$68,731
Cost of goods sold	56,221	75,657
Gross profit (loss)	1,985	(6,926)
Research and development expenses	5,220	7,462
Selling, general and administrative expenses	37,869	49,982
Total operating expenses	43,089	57,444
Loss from operations	(41,104)	(64,370)
Other income (expense), net:
Interest expense	(6,732)	(1,024)
Remeasurement of warrant liability	1,300	—
Remeasurement of derivative liability	11,891	—
Gain on debt extinguishment	6,060	—
Other, net	119	4,318
Total other income, net	12,638	3,294
Loss before taxes	(28,466)	(61,076)
Income tax expense	—	—
Equity in losses of unconsolidated joint venture	16	11
Net loss	$(28,482)	$(61,087)
Net loss per share available to common stockholders—basic and diluted	$(0.06)	$(0.80)
Weighted average common shares outstanding—basic and diluted	455,272,616	76,194,916
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended
	March 28, 2026	March 29, 2025
Net loss	$(28,482)	$(61,087)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net of tax	383	(1,040)
Comprehensive loss, net of tax	$(28,099)	$(62,127)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2024	76,065,969	$8	$644,004	$(1,241,531)	$(3,689)	$(601,208)
Net loss	—	—	—	(61,087)	—	(61,087)
Issuance of common stock under equity incentive plans, net	342,908	—	(220)	—	—	(220)
Share-based compensation for equity classified awards	—	—	5,853	—	—	5,853
Foreign currency translation adjustment	—	—	—	—	(1,040)	(1,040)
Balance at March 29, 2025	76,408,877	$8	$649,637	$(1,302,618)	$(4,729)	$(657,702)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2025	453,688,312	$45	$1,029,308	$(1,022,507)	$(7,843)	$(997)
Net loss	—	—	—	(28,482)	—	(28,482)
Issuance of common stock under equity incentive plans, net	4,190,897	—	(2,728)	—	—	(2,728)
Share-based compensation for equity classified awards	—	—	6,521	—	—	6,521
Issuance of common stock in conjunction with the conversion of a portion of the 2030 Notes	5,315,857	1	4,219	—	—	4,220
Foreign currency translation adjustment	—	—	—	—	383	383
Balance at March 28, 2026	463,195,066	$46	$1,037,320	$(1,050,989)	$(7,460)	$(21,083)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Three Months Ended
	March 28, 2026	March 29, 2025
Cash flows from operating activities:
Net loss	$(28,482)	$(61,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,822	7,416
Non-cash lease expense	491	2,079
Share-based compensation expense	6,521	5,853
Amortization of debt issuance costs and debt discount	1,958	984
Loss on sale of fixed assets	30	98
Equity in losses of unconsolidated joint venture	16	11
Change in common stock warrant liability	(1,300)	—
Change in derivative liability	(11,891)	—
Gain on debt extinguishment	(6,060)	—
Unrealized losses (gains) on foreign currency transactions	1,498	(3,571)
Paid-in-kind interest	3,094	—
Net change in operating assets and liabilities:
Accounts receivable	(20)	(6,038)
Inventories	14,904	19,974
Prepaid expenses and other current assets	2,295	(2,115)
Accounts payable	2,255	13,976
Accrued expenses and other current liabilities	2,756	(1,031)
Prepaid lease costs, non-current	628	(1,768)
Operating lease liabilities	(543)	(927)
Net cash used in operating activities	$(5,028)	$(26,146)
Cash flows from investing activities:
Purchases of property, plant and equipment	$(2,527)	$(4,485)
Proceeds from sale of fixed assets	1,002	348
Payment of security deposits	(257)	—
Net cash used in investing activities	$(1,782)	$(4,137)
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Three Months Ended
	March 28, 2026	March 29, 2025
Cash flows from financing activities:
Payment of debt issuance costs	$—	$(125)
Principal payments under finance lease obligations	(843)	(244)
Prepayment for non-commenced finance lease	(926)	—
Payments of minimum withholding taxes on net share settlement of equity awards	(2,728)	(220)
Net cash used in financing activities	$(4,497)	$(589)
Net decrease in cash, cash equivalents and restricted cash	(11,307)	(30,872)
Cash, cash equivalents and restricted cash at the beginning of the period	217,531	145,554
Effect of foreign currency exchange rate changes on cash	(468)	1,144
Cash, cash equivalents and restricted cash at the end of the period	$205,756	$115,826
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—
Non-cash investing and financing activities:
Conversion of 2030 Notes to common stock	$4,219	$—
Non-cash additions to property, plant and equipment	$471	$1,531
Non-cash additions to finance leases	$—	$136
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
Note 2. Summary of Significant Accounting Policies
A detailed description of the Company's significant accounting policies can be found in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 9, 2026 (the “2025 10-K”). There have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2025 10-K, except as noted below.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or for any other interim period or for any other future fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the 2025 10-K. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date.
Reclassification of Prior Period Presentation
A prior period amount in the Company’s unaudited condensed consolidated balance sheet has been reclassified to be consistent with the current period presentation. This reclassifications had no effect on the reported results of operations.
Correction of Previously Issued Interim Unaudited Condensed Consolidated Financial Statements
During the fourth quarter and full year 2025 financial close procedures, the Company identified errors in its previously issued interim unaudited condensed consolidated financial statements for the three months ended March 29, 2025 relating to (i) inventory valuation and (ii) debt issuance costs, as described in further detail below. The Company has determined that the errors identified below were immaterial to the previously issued

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

interim unaudited condensed consolidated financial statements for the three months ended March 29, 2025 and has corrected these errors prospectively in the accompanying interim unaudited condensed consolidated financial statements for the three months ended March 29, 2025 in accordance with Accounting Standards Codification (“ASC”) 250, “Accounting Changes and Error Corrections.” The Company has also corrected impacted amounts within the notes to the unaudited condensed consolidated financial statements, as applicable.
Inventory Valuation
Due to errors in the Company’s excess and obsolete inventory analysis, inventory was overstated and cost of goods sold was understated in the three months ended March 29, 2025.
Debt Issuance Costs
In connection with the Company’s 2025 balance sheet debt restructuring activities, namely, entry into the Loan and Security Agreement in May 2025 and the debt exchange offer which was completed in October 2025 (the “Exchange Offer”), the Company incurred significant transaction expenses (collectively, the “debt issuance costs”) related to professional services provided by various third-party advisors, consultants and professionals. Following the closing of the Exchange Offer in October 2025, the Company, in consultation with its external technical accounting advisors, determined that the Exchange Offer qualified as a “troubled debt restructuring” (“TDR”) in accordance with ASC 470-60, “Debt—Troubled Debt Restructurings by Debtors.” TDR accounting guidelines specify that debt issuance costs must be expensed and included in selling, general and administrative expenses in the periods in which they are incurred, rather than being capitalized as prepaid expenses and other current assets. The Company further determined in the fourth quarter of 2025 that TDR related accounting standards should have been applied in the three months ended March 29, 2025 as creditor concessions were expected prior to the completion of the Exchange Offer, notwithstanding the fact that the Exchange Offer was not completed until the fourth quarter of 2025. In the three months ended March 29, 2025, the Company initially and incorrectly recorded the Exchange Offer debt issuance costs as prepaid expenses and other current assets on its balance sheet instead of expensing them as incurred as part of selling, general and administrative expenses.
The following tables reflect the effects of these error corrections to the previously issued interim unaudited condensed consolidated financial statements for the three months ended March 29, 2025, which are presented as comparative in this Quarterly Report on Form 10-Q for the three months ended March 28, 2026:

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
Management’s Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company include trade promotion and discount accruals; useful lives of property, plant and equipment; valuation of long-lived assets including assets held for sale; valuation of deferred tax assets; valuation of inventory and related provision; incremental borrowing rate used to determine lease right-of-use assets and lease liabilities; assessment of contract-based factors, asset-based factors, entity-based factors and market-based factors to determine the lease term impacting right-of-use assets and lease liabilities; the valuation of the fair value of stock options and performance stock units (“PSUs”) used to determine share-based compensation expense; the valuation and remeasurement of the fair value of warrant liability; the valuation and remeasurement of the fair value of embedded derivatives; and liabilities and loss contingency accruals in connection with claims, lawsuits and administrative proceedings. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates and such differences may be material to the Company’s consolidated financial statements.
2030 Notes
2030 Notes Embedded Derivative
The Company evaluates the contracts for its convertible debt and warrants to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”). In circumstances where there are several embedded derivative instruments in a contract that are required to be bifurcated, the bifurcated derivative

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

instruments are accounted for as a single, combined derivative instrument, recorded at fair value on the Company’s consolidated balance sheet at inception and marked to market at each reporting period thereafter. The 2030 Notes contain certain embedded derivatives that require bifurcation and separate accounting from the debt host pursuant to ASC 815, including separate valuations of fair value for those derivatives both at the issuance date and at the end of subsequent reporting periods thereafter until the derivatives expire, are canceled or the debt is no longer outstanding. The Company accounted for the bifurcated derivative instruments as a single, combined derivative instrument (the “2030 Notes Embedded Derivative”). Fair value was determined using, among other factors, a binomial lattice valuation model in accordance with ASC 820, “Fair Value Measurement.” The issuance date fair value of the 2030 Notes Embedded Derivative is recorded as a debt discount and amortized to interest expense over the term of the 2030 Notes, while the changes to the fair value of the 2030 Notes Embedded Derivative after the issuance date are marked to market each reporting period and recognized in the Company’s unaudited condensed consolidated statements of operations in Other income (expense), net. See Note 7 and Note 15.
2030 Notes Conversions and Gain on Debt Extinguishment
The Company accounts for conversions of the 2030 Notes pursuant to the 2030 Notes Indenture in accordance with accounting for convertible debt with a bifurcated conversion option whereby each conversion is accounted for as a debt extinguishment in accordance with ASC 470 and ASC 815. Accordingly, at each conversion settlement date, the Company records the fair value of the shares issued and reduces, on a pro rata basis, the carrying value of the 2030 Notes, the related debt discount and the 2030 Notes Embedded Derivative, respectively, as of the settlement date. An extinguishment gain or loss is recognized on the settlement date equal to the difference between (i) the fair value of the shares issued and (ii) the sum of the pro rata carrying amounts of the respective 2030 Notes, the related debt discount and the 2030 Notes Embedded Derivative extinguished. The extinguishment gain or loss recognized is included in Other income (expense), net, in the Company’s unaudited condensed consolidated statements of operations. See Note 3, Note 7 and Note 15.
Foreign Currency
Foreign currency translation gain (loss), net of tax, reported as cumulative translation adjustment through Other comprehensive loss, net were $0.4 million and $(1.0) million in the three months ended March 28, 2026 and March 29, 2025, respectively. Net realized and unrealized foreign currency transaction (losses) gains included in Other, net were $(1.3) million and $3.5 million in the three months ended March 28, 2026 and March 29, 2025, respectively.
Restricted Cash
Restricted cash includes cash held as collateral for stand-alone letter of credit agreements related to normal business transactions. The agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder. As of March 28, 2026, the Company had $14.8 million in restricted cash, which was comprised of $12.6 million to secure the letter of credit delivered to the Company’s landlord as security for the performance of the Company’s obligations under its Campus Lease, $1.2 million to secure the letter of credit associated with a third party contract manufacturer in Europe and $1.0 million to secure the letter of credit associated with the Company’s new sales agreement with Roquette to purchase pea protein. See Note 10.
Revenue Recognition
At the end of each accounting period, the Company recognizes a contra asset to accounts receivable for estimated sales discounts that have been incurred but not paid which totaled $4.7 million and $6.2 million as of March 28, 2026 and December 31, 2025, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Presentation of Net Revenues by Channel
The Company’s revenues are attributed to the country where the products are delivered. The following table presents the Company’s net revenues by channel:

	Three Months Ended
	March 28, 2026	March 29, 2025
(in thousands)
U.S.:
Retail	$26,554	$31,360
Foodservice	6,618	9,413
U.S. net revenues	33,172	40,773
International:
Retail	13,709	12,682
Foodservice	11,325	15,276
International net revenues	25,034	27,958
Net revenues	$58,206	$68,731
One distributor accounted for approximately 11% and 14% of the Company’s gross revenues, in the three months ended March 28, 2026 and March 29, 2025, respectively. No other customer or distributor accounted for more than 10% of the Company’s gross revenues in the three months ended March 28, 2026 and March 29, 2025.
Prepaid Expenses
Prepaid expenses primarily include prepaid insurance and other prepaid vendor costs, which are expensed in the period to which they relate. Prepaid expenses are included in Prepaid expenses and other current assets in the Company’s unaudited condensed consolidated balance sheets and were $4.0 million and $4.1 million as of March 28, 2026 and December 31, 2025, respectively. For the three months ended March 28, 2026, the Company amortized $0.8 million included in SG&A expenses, defined below, related to non-routine cash payments for retention bonuses prepaid to certain executives of the Company pursuant to the Executive Incentive Bonus Plan in the second quarter of 2025. As of March 28, 2026, approximately $1.3 million was included in Prepaid expenses and $0.1 million was included in Other non-current assets, net, in the Company’s unaudited condensed consolidated balance sheet.
Shipping and Handling Costs
Outbound shipping and handling costs included in selling, general and administrative (“SG&A”) expenses in the three months ended March 28, 2026 and March 29, 2025 were $1.3 million and $1.4 million, respectively.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), in order to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. In January 2025, the FASB issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”), to clarify the effective date of ASU 2024-03.
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
Recently Adopted Accounting Pronouncements
On July 30, 2025, the FASB issued ASU 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which amends ASC 326-20 “Financial Instruments—Credit Losses: Measured at Amortized Cost,” to provide a practical expedient (for all entities) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, “Revenue From Contracts With Customers.” The amendments in the ASU provide that in developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted the amendments in ASU 2025-05 on a prospective basis. The amendments in ASU 2025-05 did not have a material impact on the Company’s financial position, results of operations or cash flows.
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
The amendments in ASU 2024-04 affect entities that settle convertible debt instruments for which the conversion privileges were changed to induce conversion. The amendments in ASU 2024-04 are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The amendments in ASU 2024-04 permit an entity to apply the new guidance on either a prospective or a retrospective basis. The Company adopted ASU 2024-04 on January 1, 2026 on a prospective basis. The adoption of ASU 2024-04 did not have a material impact on the Company’s financial position, results of operations or cash flows.
On December 17, 2025, the FASB issued ASU 2025-12, “Codification Improvements” (“ASU 2025-12”), which addresses suggestions received from stakeholders on the Codification and makes other incremental improvements to GAAP. This evergreen project facilitates Codification updates for a broad range of topics arising from technical corrections, the unintended application of the Codification, clarifications, and other minor improvements. The Company adopted ASU 2025-12 beginning January 1, 2026. The amendments in ASU 2025-12 did not have a material impact on the Company’s financial position, results of operations or cash flows.
Note 3. Fair Value of Financial Instruments
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 in the three months ended March 28, 2026 and March 29, 2025.
Valuation of Warrant Liability
The Company remeasured the fair value of the total warrant liability as of March 28, 2026, marking it to market, and recognized a reduction in fair value in the amount of $1.3 million in the Company’s unaudited condensed consolidated statements of operations in Other income (expense), net. The following were the assumptions used in the Black-Scholes option-pricing model to mark-to-market the fair value of the total warrant liability as of March 27, 2026, the last trading day of the period:

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Risk-free interest rate	4.06%
Average expected term (years)	4.3
Expected volatility	111.10%
Dividend yield	—
Exercise price	$1.95
The following table sets forth a summary of the changes in the fair value of the warrant liability for the periods indicated:

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
Beginning balance	$5,066	$—
Change in fair value of issued warrants	(1,300)	—
Ending balance	$3,766	$—
Valuation of 2030 Notes Embedded Derivative
The Company determined that the conversion option embedded within the 2030 Notes required bifurcation as a derivative liability under ASC 815. The sensitivity of the fair value calculation to these methods, assumptions and estimates included could create materially different results under different conditions or using different assumptions. The mandatory conversion feature along with the make whole interest, the mandatory equitization feature along with the make whole interest and the holder’s optional conversion feature with the make whole interest require bifurcation and therefore, these embedded derivatives were bifurcated, along with the conversion option, from the debt host as a single, compound derivative liability.
The Company uses a binomial lattice valuation model in order to estimate the fair value of the 2030 Notes Embedded Derivative at inception and on subsequent period end dates. The fair value of the 2030 Notes Embedded Derivative at the issuance date was $26.9 million, recorded as a debt discount to the 2030 Notes and is being amortized to interest expense over the term of the debt. The debt discount carrying value is also reduced, on a pro rata basis, on each 2030 Notes conversion settlement date further discussed above under the heading 2030 Notes Conversions and Gain on Debt Extinguishment (see Note 1). For the three months ended March 28, 2026, the Company recognized $1.3 million in interest expense related to the amortization of this discount, and a reduction of the carrying value of the debt discount of $0.7 million related to settled conversions to equity. Furthermore, the change in fair value of the 2030 Notes Embedded Derivative from December 31, 2025 to March 28, 2026 was $11.9 million and recognized in the Company’s unaudited condensed consolidated statements of operations. As of March 28, 2026 and December 31, 2025, the 2030 Notes Embedded Derivative liability was $26.1 million and $39.2 million, respectively. See Note 7.
Due to the use of a qualitative adjustment for estimating volatility, the binomial lattice valuation used is considered Level 3 in the valuation hierarchy.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table sets forth selected inputs to the binomial lattice valuation model used to value the 2030 Notes Embedded Derivative as of the respective dates indicated:

Inputs	March 28, 2026	December 31, 2025
Term (years)	4.6	4.8
Continuous risk free rate	3.99%	3.68%
Volatility	40.0%	40.0%
Stock price on valuation date	$0.64	$0.82
Discount rate (continuous)	25.71%	19.71%
Note 4. Leases
See Note 10.
Campus Lease
On January 14, 2021, the Company entered into a lease (as amended from time to time, the “Campus Lease”) with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), a 12-year lease with two 5-year extension options to house its corporate headquarters, lab and innovation space (“Campus Headquarters”) in El Segundo, California. Although the Company is involved in the design of the tenant improvements of the Campus Headquarters, the Company does not have title or possession of the assets during construction. In addition, the Company does not obtain control of the leased space at the Campus Headquarters until the tenant improvements for the applicable phase in which the leased space is located have been completed and that phase has been delivered to the Company. The Campus Lease was initially classified as an operating lease.
The Company paid $0.9 million and $8.3 million in rent prepayments and payments towards construction costs of the Campus Headquarters in the three months ended March 28, 2026 and the year ended December 31, 2025, respectively. The rent prepayments and payments towards construction costs are initially recorded in Prepaid lease costs, non-current in the Company’s unaudited condensed consolidated balance sheets and will ultimately be reclassified as a component of a right-of-use asset upon lease commencement for each phase of the lease.
On May 9, 2025, the Company surrendered to the Landlord approximately 61,556 rentable square feet of the existing premises (the “Surrendered Premises”). Termination costs related to the Surrendered Premises in the year ended December 31, 2025 were $32.6 million, consisting of $31.1 million in prepaid rent related to the Surrendered Premises, a $1.0 million one-time termination fee and $0.5 million in brokers’ fees. The termination costs are being recognized over the remaining initial term and first extension term of the Campus Lease. These costs are reflected in the tables below.
Concurrent with the Company’s execution of the Campus Lease, the Company delivered to the Landlord a letter of credit in the amount of $12.5 million as security for the performance of its obligations under the Campus Lease. In the fourth quarter of 2025, and in connection with the Varda Sublease, the Company and the Landlord entered into an amendment to the Campus Lease whereby the parties agreed to amend the schedule for reduction of the Company’s letter of credit to: (i) $8.25 million on November 9, 2026; (ii) $6.25 million on November 9, 2027; and (iii) $3.125 million on November 9, 2028; provided the Company is not then in default of its obligations under the Campus Lease.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Varda Sublease
Effective as of July 22, 2025, the Company entered into a Sublease Agreement (the “Varda Sublease”) with Varda Space Industries, Inc., a Delaware corporation (the “Subtenant”), pursuant to which the Company subleased to the Subtenant approximately 54,749 rentable square feet of the Remaining Premises.
Sublease income in the three months ended March 28, 2026 and March 29, 2025 was $0.3 million and $0, respectively. Sublease income is recognized on a straight-line basis and included in the Company’s unaudited condensed consolidated statements of operations as a credit to Research and development expenses.
Lease costs for operating and finance leases were as follows:

		Three Months Ended
(in thousands)	Statement of Operations Location	March 28, 2026	March 29, 2025
Operating lease cost:
Lease cost	Cost of goods sold	$457	$396
Lease cost	Research and development expenses	—	2,387
Lease cost	SG&A expenses	104	623
Variable lease cost(1)	Cost of goods sold	194	32
Variable lease cost(1)	Research and development expenses	—	—
Variable lease cost(1)	SG&A expenses	—	1,099
Operating lease cost		$755	$4,537
Short- term lease cost:
Short-term lease cost	Cost of goods sold	$60	$77
Short-term lease cost	Research and development expenses	4	14
Short-term lease cost	SG&A expenses	63	135
Short-term lease cost		127	226
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$177	$255
Amortization of right-of use assets	Research and development expenses	1,761	3
Amortization of right-of use assets	SG&A expenses	692	—
Interest on lease liabilities	Interest expense	1,680	40
Variable lease cost(1)	Cost of goods sold	1	12
Variable lease cost(1)	Research and development expenses	1	—
Variable lease cost(1)	SG&A expenses	617	—
Finance lease cost		$4,929	$310
Total lease cost		$5,811	$5,073
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	March 28, 2026	December 31, 2025
Assets
Operating leases	Operating lease right-of-use assets	$5,173	$5,661
Finance leases, net	Property, plant and equipment, net	113,912	103,849
Total lease assets		$119,085	$109,510

Liabilities
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$2,124	$2,132
Finance lease liabilities	Accrued expenses and other current liabilities	4,245	4,385
Long-term:
Operating lease liabilities	Operating lease liabilities, net of current portion	3,526	4,059
Finance lease liabilities	Finance lease liabilities	75,699	76,590
Total lease liabilities		$85,594	$87,166

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year, as of March 28, 2026:

	March 28, 2026
(in thousands)	Operating Leases	Finance Leases
Remainder of 2026	$1,697	$8,268
2027	2,004	9,601
2028	923	9,176
2029	630	9,264
2030	505	9,519
Thereafter	295	86,045
Total undiscounted future minimum lease payments	6,054	131,873
Less imputed interest	(404)	(51,929)
Total discounted future minimum lease payments	$5,650	$79,944

Weighted average remaining lease terms and weighted average discount rates were:

	March 28, 2026
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	3.5	12.4
Weighted average discount rate	4.8%	8.4%

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental cash flow information:

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$613	$2,255
Cash paid for interest on finance lease liabilities	$1,680	$40

Note 5. Inventories
Major classes of inventory were as follows:

	March 28, 2026	December 31, 2025
(in thousands)
Raw materials and packaging	$26,113	$32,569
Work in process	12,804	17,743
Finished goods	29,974	33,720
Total	$68,891	$84,032
The Company records a provision for excess and obsolete inventories in cost of goods sold in its unaudited condensed consolidated statements of operations.

Note 6. Property, Plant and Equipment
The Company records property, plant, and equipment at cost and includes finance lease assets in Property, plant and equipment, net in its unaudited condensed consolidated balance sheets. A summary of property, plant, and equipment, net as of March 28, 2026 and December 31, 2025, is as follows:

	March 28, 2026	December 31, 2025
(in thousands)
Machinery and equipment	$125,807	$127,475
Leasehold improvements	16,960	16,885
Building	29,462	29,562
Finance leases	124,592	125,216
Software	2,675	2,688
Furniture and fixtures	900	900
Vehicles	595	595
Land	5,525	5,548
Assets not yet placed in service	8,432	6,371
Total property, plant and equipment	$314,948	$315,240
Less: accumulated depreciation and amortization	107,495	101,978
Property, plant and equipment, net	$207,453	$213,262
Depreciation and amortization expense in the three months ended March 28, 2026 and March 29, 2025 was $6.8 million and $7.4 million, respectively. Depreciation and amortization expense in the three months ended March 28, 2026 included $0.5 million in accelerated depreciation related to the Company’s remaining leasehold

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

improvement assets in China unrelated to the assets held for sale. Of the total depreciation and amortization expense in the three months ended March 28, 2026, $3.8 million was recorded in cost of goods sold, $2.2 million was recorded in research and development expenses, and $0.8 million was recorded in SG&A expenses, in the Company’s unaudited condensed consolidated statement of operations.
Depreciation and amortization expense in the three months ended March 29, 2025 included $1.5 million in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the cessation of the Company’s operational activities in China. Of the total depreciation and amortization expense in the three months ended March 29, 2025, $6.0 million (including $0.6 million in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the suspension of the Company’s operational activities in China) was recorded in cost of goods sold, $1.3 million (including $0.9 million in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the suspension of the Company’s operational activities in China) was recorded in research and development expenses, and $0.1 million was recorded in SG&A expenses, in the Company’s unaudited condensed consolidated statement of operations.
As of March 28, 2026 and December 31, 2025, the Company had $9.6 million and $9.4 million in property, plant and equipment, respectively, classified as assets held for sale.
Note 7. Debt
The following is a summary of debt balances as of March 28, 2026 and December 31, 2025:

	March 28, 2026	December 31, 2025
(in thousands)
2027 Notes	$29,459	$29,459
2030 Notes	324,257	334,148
Debt discount—2030 Notes issue date embedded derivatives, net(1)	(23,754)	(25,745)
Delayed draw term loans(2)	107,663	104,569
Debt issuance costs—Delayed draw term loans	(6,914)	(7,181)
Debt discount—Delayed draw term loan warrants	(19,074)	(19,510)
Total debt outstanding	$411,637	$415,740
Less: current portion of long-term debt	(29,459)	—
Long-term debt	$382,178	$415,740
_________
(1) 2030 Notes Embedded Derivative was valued using the binomial lattice valuation model and recorded as debt discount. Amount shown is net of amortization from the issue date discount and pro rata reductions from conversions. See Note 2 and Note 3.
(2) Includes PIK interest of $7.7 million and $4.6 million as of March 28, 2026 and December 31, 2025, respectively.
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
The 2027 Notes will mature on March 15, 2027, unless earlier repurchased, redeemed or converted. The 2027 Notes were issued pursuant to, and are governed by, an indenture, dated as of March 5, 2021 (the “2027 Notes Indenture”), between the Company and U.S. Bank National Association, as trustee (the “2027 Notes

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Trustee”).
The 2027 Notes do not bear regular interest, and the principal amount of the 2027 Notes do not accrete. For additional details regarding the terms of the 2027 Notes, including redemption, fundamental change and events of default provisions, see Note 9, Debt, to the Notes to Consolidated Financial Statements included in the 2025 10-K.
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
If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to the Company (and not solely with respect to a significant subsidiary of the Company) occurs, then the principal amount of, and any accrued and unpaid special interest and additional interest on, all of the 2027 Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then, the 2027 Notes Trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of 2027 Notes then outstanding, may declare the principal amount of, and any accrued and unpaid special interest and additional interest on, all of the 2027 Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the 2027 Notes Indenture consists exclusively of the right of the noteholders to receive special interest on the 2027 Notes for up to 365 days at a specified rate per annum not exceeding 0.50% on the principal amount of the Notes.
The total amount of debt issuance costs of $23.6 million was recorded as a reduction to 2027 Notes in the Company’s unaudited condensed consolidated balance sheet and was being amortized as interest expense over the term of the 2027 Notes using the effective interest method. In the three months ended March 29, 2025, the Company recognized $1.0 million in interest expense related to the amortization of the debt issuance costs related to the 2027 Notes. The annualized effective interest rate was 0.34% as of the three months ended March 29, 2025. In October 2025, concurrently with the completion of the Exchange Offer, the remaining unamortized debt issuance costs associated with the 2027 Notes in the amount of $5.4 million was offset against the gain on debt restructuring.
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
Following the Final Settlement Date, a total of (i) $209,721,000 in aggregate principal amount of 2030 Notes (inclusive of $12.5 million in aggregate principal amount of 2030 Notes as payment of the SteerCo Premium) and (ii) 317,834,446 New Shares have been issued by the Company in connection with the Exchange Offer. The Additional Tendered Notes and the Early Tendered Notes together represent 97.44% of the aggregate outstanding principal amount of 2027 Notes. As of March 28, 2026 and December 31, 2025, $29,459,000 in aggregate principal amount of the 2027 Notes remained outstanding as further discussed below.
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
The 2030 Notes Indenture includes incurrence based negative covenants and financial covenants, including a minimum liquidity covenant of $15.0 million tested quarterly, restrictions on the amount of 2027 Notes that may remain outstanding prior to maturity, and a cap of $60.0 million on cash used to repay the 2027 Notes at maturity, subject to increase from equity raises. For a detailed description of the 2030 Notes Indenture covenants, see Note 9, Debt, to the Notes to Consolidated Financial Statements included in the 2025 10-K. As of March 28, 2026 and December 31, 2025, the Company was in compliance with the covenants under the 2030 Notes.
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
Voting Agreements and Cancellation of Tendered 2027 Notes
In connection with the Exchange Offer, participating holders of 2027 Notes entered into voting agreements with the Company agreeing to vote shares received in the Exchange Offer in favor of certain stockholder proposals through the earlier of (i) the date following the date of the Company’s annual meeting in 2026, (ii) the date certain stockholder proposals are approved and (iii) June 19, 2026. The Company caused the tendered 2027 Notes, representing 97.44% of the previously outstanding 2027 Notes, to be delivered to the 2027 Notes Trustee for cancellation. For additional details regarding the voting agreements, see Note 9, Debt, to the Notes to Consolidated Financial Statements included in the 2025 10-K.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Fair Values of the Notes
The carrying amount of the liability for the 2030 Notes as of March 28, 2026 and December 31, 2025 was $300.5 million and $308.4 million, respectively, net of debt discount, which represents the issuance date principal amount plus the undiscounted future cash flows using the PIK election, including any amounts contingently payable, and amounts reduced, on a pro rata basis, from partial conversion settlements, offset by amortization of the debt discount, discussed below, included in 2030 Notes, net, under Long-term liabilities in the Company’s unaudited condensed consolidated balance sheets. See Note 2.

The following is a summary of the 2027 Notes as of March 28, 2026, included in Current liabilities in the Company’s unaudited condensed consolidated balance sheet:

(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
2027 Notes	$29,459	$—	$29,459	$24,215	Level 2

The following is a summary of the 2027 Notes as of December 31, 2025, included in Long-term liabilities in the Company’s unaudited condensed consolidated balance sheet:

(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
2027 Notes	$29,459	$—	$29,459	$19,693	Level 2
The 2027 Notes are carried at face value on the Company’s unaudited condensed consolidated balance sheets. The 2027 Notes are quoted on the Intercontinental Exchange and are classified as Level 2 financial instruments. The estimated fair value of the 2027 Notes was determined based on the actual bid price of the 2027 Notes on February 11, 2026 the last business day in the three months ended March 28, 2026 when the 2027 Notes were traded.
The following is a summary of the 2030 Notes as of March 28, 2026:

(in thousands)	Principal Amount(1)	Undiscounted Cash Flows(2)	Unamortized Derivative Discount(3)	Carrying Amount	Fair Value
					Amount	Leveling
2030 Notes, net	$203,510	$120,747	$(23,754)	$300,503	$128,720	Level 2
__________
(1) Represents the net principal amount remaining after $6.2 million of 2030 Note conversions settled during the three months ended March 28, 2026. See Note 2. Subsequent to the three months ended March 28, 2026, the aggregate remaining principal amount was increased by approximately $10.4 million in PIK interest. See Note 15.
(2) Represents the remaining undiscounted future cash flows using the PIK election, including any amounts contingently payable.
(3) Represents the remaining unamortized debt discount in the 2030 Notes. The discount was reduced by $0.7 million for conversions settled during the three months ended March 28, 2026. See Note 2. The remaining discount is being amortized to interest expense at an effective interest rate of 1.68% per annum over the term of the 2030 Notes.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following is a summary of the 2030 Notes as of December 31, 2025:

(in thousands)	Principal Amount	Undiscounted Cash Flows(1)	Unamortized Derivative Discount(2)	Carrying Amount	Fair Value
					Amount	Leveling
2030 Notes, net	$209,721	$124,427	$(25,745)	$308,403	$166,267	Level 2
__________
(1) Represents the undiscounted future cash flows using the PIK election, including any amounts contingently payable, recognized on the restructuring date in accordance with TDR accounting discussed above.
(2) Represents the unamortized embedded derivatives in the 2030 Notes, recorded as a single derivative, bifurcated from the host and recorded as a discount in accordance with ASC 815. The 2030 Notes Embedded Derivative discount is being amortized to interest expense at an effective interest rate of 1.6% per annum over the term of the 2030 Notes.

The 2030 Notes are quoted on the Intercontinental Exchange and are classified as Level 2 financial instruments. The estimated fair value of the 2030 Notes was determined based on the actual bid price of the 2030 Notes on March 23, 2026, the last business day in the three months ended March 28, 2026 when the 2030 Notes were traded.
As of March 28, 2026, the remaining lives of the 2027 Notes and 2030 Notes were approximately 1.0 year and 4.6 years, respectively.
2030 Note Conversions and Gain on Debt Extinguishment
In the three months ended March 28, 2026, pursuant to the 2030 Notes Indenture, the Company issued 5,315,857 Conversion Shares to certain holders of the 2030 Notes upon the conversion by such holders of $6.2 million in aggregate principal amount of 2030 Notes into shares of the Company’s common stock. This resulted in the pro rata reduction of $9.2 million and $1.1 million, respectively, in the 2030 Notes carrying value and the 2030 Notes Embedded Derivative carrying value on the settlement dates. The Company recognized a gain on debt extinguishment of $6.1 million from these conversions. See Note 2. Subsequent to the three months ended March 28, 2026, there were additional conversions of the 2030 Notes. See Note 15.
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
The Delayed Draw Term Loans mature on February 7, 2030 (the “Initial Maturity Date”), which date may be extended by the Company, with the relevant Lenders’ consent, to no later than May 7, 2035. Borrowings accrue interest at a rate per annum of 12.0% with accrued but unpaid interest compounded on a quarterly basis and payable “in kind” (“PIK”) interest by adding the amount of such accrued interest to the principal amount of the outstanding Delayed Draw Term Loans. As of March 28, 2026 and December 31, 2025, the effective interest on the Delayed Draw Term Loans was 14.3% and 13.8%, respectively. For additional details regarding the terms of the Loan and Security Agreement, including interest rate, use of proceeds restrictions and covenant provisions, see Note 9, Debt, to the Notes to the Consolidated Financial Statements included in the 2025 10-K.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Loan and Security Agreement includes financial covenants requiring the Company to maintain liquidity of $15.0 million, caps on cash interest payments and caps on cash used to repay the 2027 Notes at maturity, among other restrictive covenants.
On June 26, 2025 and September 18, 2025, at the Company’s request, Unprocessed Foods, as the sole Lender at such time, made Delayed Draw Term Loans to the Company in the principal amounts of $40.0 million and $60.0 million, respectively. The Company plans to use the proceeds from such Delayed Draw Term Loans for general corporate purposes.
The total amount of debt issuance costs related to the Delayed Draw Term Loan Facility was $7.3 million, which is being amortized to interest expense over the term of the loan using the effective interest rate method. As of March 28, 2026, the Company had drawn the entire $100.0 million and had no amount available under the Delayed Draw Term Loan Facility.
In the three months ended March 28, 2026, the Company recorded accrued unpaid interest of $3.4 million in PIK interest expense related to the Delayed Draw Term Loans and $0.4 million in interest expense from the amortization of the debt discount resulting from the Warrants.
Embedded Derivatives in Delayed Draw Term Loans
The Delayed Draw Term Loans contain certain embedded derivatives that require bifurcation and separate accounting from the debt host pursuant to ASC 815, including separate valuations of fair value for those derivatives both at the issuance date and all reporting periods thereafter until the derivatives expire, are canceled or the debt is no longer outstanding. The issuance date fair value of the derivatives is recorded as a debt discount and amortized, while the changes to the fair value of those derivatives after the issuance date are marked to market and recognized in the consolidated statements of operations. The Company assessed the fair value of these derivatives and determined that both the issuance date fair value and the subsequent changes to fair value as of March 28, 2026 and December 31, 2025, were immaterial, subject to subsequent reassessment.
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
As of March 28, 2026 and December 31, 2025, the Company was in compliance with the covenants of the Loan and Security Agreement. However, because the Company failed to timely deliver to the lender by March 31, 2026 certain audited annual financial statements for the fiscal year ended December 31, 2025, as required by the terms of the Loan and Security Agreement, the Company was in default and provided notice thereof to the lender as required. Upon the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on April 9, 2026, containing such audited annual financial statements and delivery to the lender of certain other documents required to be delivered concurrently, the default was remedied and the Company regained compliance with the covenants of the Loan and Security Agreement.

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
The Company agreed in the Warrant Agreement to provide certain customary registration rights with respect to the resale of shares of common stock underlying the Warrants. As the Company is no longer eligible to use Form S-3 registration statements, the Company is required to use its commercially reasonable efforts to register for resale on a registration statement on Form S-1 the shares of common stock underlying the Warrants outstanding. For additional details regarding the Warrant Agreement terms, see Note 9, Debt, to the Notes to Consolidated Financial Statements included in the 2025 10-K.
Pursuant to the terms of the Warrant Agreement, the exercise price of the Warrants is subject to a weighted average adjustment for certain below-market issuances of equity or equity-linked securities, subject to exceptions. On December 22, 2025, the Company adjusted the exercise price for the Warrants from $3.26 to $1.95 in order to fully account for any and all potential past or future adjustments relating to the exchange of the 2027 Notes for $209,721,000 in principal amount of 2030 Notes and 317,834,446 shares of common stock that was completed on October 30, 2025, the payment of interest on the 2030 Notes in the form of common stock or in the form of payment-in-kind interest, as well as certain mandatory conversions, equitizations and make-whole payments that could result in additional issuances of common stock thereunder, if any. There was no corresponding adjustment to the number of shares of common stock underlying the Warrants. On March 28, 2026 and December 31, 2025, the Company remeasured the fair value of the total warrant liability marking it to market. See Note 3.
The debt discount arising from the warrant liability is amortized to interest expense over the life of the Warrant Agreement. In the three months ended March 28, 2026, the Company recorded $0.4 million in interest expense related to the amortization of the debt discount resulting from the Warrants. Total unamortized debt issuance costs related to the Delayed Draw Term Loans were $6.9 million as of March 28, 2026. No such costs existed as of March 29, 2025.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 8. Stockholders’ Deficit
As of March 28, 2026, the Company’s shares consisted of 3,000,000,000 authorized shares of common stock, par value $0.0001 per share, of which 463,195,066 shares of common stock were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
As of December 31, 2025, the Company’s shares consisted of 3,000,000,000 authorized shares of common stock, par value $0.0001 per share, of which 453,688,312 shares were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
The Company has not declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of its capital stock.
Common Stock
Common stock reserved for future issuance consisted of the following:

	March 28, 2026	December 31, 2025

Equity incentive compensation awards granted and outstanding	39,552,083	39,464,342
Shares available for issuance under the Amended and Restated 2018 Equity Incentive Plan(1)(2)	13,392,004	10,310,481
Shares available for issuance under the 2018 Employee Stock Purchase Plan	4,557,105	4,020,975
Shares reserved for potential issuance under the 2030 Notes(3)	116,566,133	120,000,000
Shares reserved for potential issuance under the Warrants	9,558,635	9,558,635
Total common stock reserved for future issuance	183,625,960	183,354,433
_________________
(1) Shares available for issuance under the Amended and Restated 2018 Equity Incentive Plan includes 70,946 and 145,660 shares at March 28, 2026 and December 31, 2025, respectively, that may be issued pursuant to “PSUs if 200% of the applicable performance target is achieved.
(2) Shares available for issuance under the Amended and Restated 2018 Equity Incentive Plan at March 28, 2026 after deducting 28,268,323 shares that are reserved for issuance under PSU awards to certain key employees, including 269,732 shares reserved pursuant to Anti-Dilution Increases in respect of the PSU awards in the three months ended March 28, 2026, at maximum payout.
(3) As of March 28, 2026 and December 31, 2025, up to approximately 116,566,133 and 120,000,000 additional shares, respectively, may be issuable upon conversion of the 2030 Notes at the base conversion rate (prior to giving effect to any make-whole payments payable upon such conversion), in addition to issuances of common stock in connection with the payment of interest in the form of common stock, mandatory equitizations and issuances with respect to additional 2030 Notes issued as payment-in-kind interest, that, in each case, may be resold in the public market.
Warrant Agreement and Warrants
On May 7, 2025, in connection with the entry into the Loan and Security Agreement, the Company and the Lenders entered into the Warrant Agreement setting forth the rights and obligations of the Company and the Lenders. See Note 3 and Note 7.
2030 Notes Conversion
In the three months ended March 28, 2026, pursuant to the 2030 Notes Indenture, the Company issued 5,315,857 Conversion Shares to certain holders of the 2030 Notes upon the conversion by such holders of $6.2 million in aggregate principal amount of 2030 Notes into shares of the Company’s common stock, which

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

resulted in Anti-Dilution Increases totaling 664,483 shares including shares reserved for Anti-Dilution Increases in respect of the PSU awards. Subsequent to the three months ended March 28, 2026, there were additional conversions of the 2030 Notes resulting in additional Anti-Dilution Increases. See Note 15.
Note 9. Share-Based Compensation
Amended and Restated Equity Incentive Plan
In connection with the Exchange Offer completed in October 2025, the board of directors of the Company approved an amendment and restatement (the “Amended and Restated 2018 Equity Incentive Plan”) of the Company’s 2018 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder. The final settlement date occurred on October 30, 2025 (the “Final Settlement Date”) and the stockholders approved the Amended and Restated 2018 Equity Incentive Plan on November 19, 2025.
Pursuant to the Amended and Restated 2018 Equity Incentive Plan, subject to the share counting provisions and the adjustment provisions under the Amended and Restated 2018 Equity Incentive Plan in the event of certain corporate transactions, the number of shares reserved for issuance is equal to the sum of the following:
•The number of shares of common stock reserved for issuance under the 2018 Equity Incentive Plan prior to the Amended and Restated 2018 Equity Incentive Plan Effective Date (which, as of September 27, 2025, was 27,349,482 shares); plus
•On the date following the Final Settlement Date, a number of shares of the Company’s common stock, representing 12.5% (rounded up to the nearest whole share) of the Fully-Diluted Shares Outstanding (as defined below) on the date following the Final Settlement Date (which number of shares of common stock was 69,009,600); plus
•On any date following the Final Settlement Date on which shares of the Company’s common stock are issued in respect of the 2030 Notes, including the conversion or equitization of the 2030 Notes (including any 2030 Notes issued as paid in kind interest) into shares of common stock, or payment of accrued interest or make-whole payments in the form of common stock, or otherwise (such shares of common stock, “Conversion Shares”), which shares are in excess of the sum of any Conversion Shares taken into account in a previous Anti-Dilution Increase (as defined below), an additional number of shares equal to 12.5% (rounded up to the nearest whole share) of the total number of additional Conversion Shares so issued. Each increase pursuant to this paragraph is referred to as an “Anti-Dilution Increase”; plus
•An annual increase on January 1 of each calendar year during the term of the Amended and Restated 2018 Equity Incentive Plan commencing January 1, 2027 and ending on and including January 1, 2035, equal to the lesser of (a) 3.0% of the Fully-Diluted Shares Outstanding on such date or (b) such number of shares of common stock determined by the administrator of the Amended and Restated 2018 Equity Incentive Plan.
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
Additionally, in 2025, the Company’s board of directors approved grants of RSUs and PSUs (the “MIP Awards”) under the Amended and Restated 2018 Equity Incentive Plan to certain key employees. The MIP Awards were granted, in part, out of the increase to the share reserve pursuant to the Amended and Restated 2018 Equity Incentive Plan (over the existing share reserve under the 2018 Equity Incentive Plan as in effect immediately prior to the Amended and Restated 2018 Equity Incentive Plan Effective Date), subject to the occurrence of the Final Settlement Date and subject, in part, to stockholder approval of the Amended and Restated 2018 Equity Incentive Plan. Each MIP Award recipient received awards with respect to a number of shares of the Company’s common stock equal to a specified percentage of the Fully-Diluted Shares Outstanding on the date following the Final Settlement Date, subject to certain antidilution adjustments.
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
The Amended and Restated 2018 Equity Incentive Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to the Company’s employees, directors, and consultants. As of January 1, 2026, the maximum aggregate number of shares that may be issued under the Amended and Restated 2018 Equity Incentive Plan was 96,359,368 shares. There were Anti-Dilution Increases totaling 664,483 shares, including shares reserved for Anti-Dilution Increases in respect of the PSU awards, resulting from the issuance of 5,315,857 Conversion Shares in the three months ended March 28, 2026. There was no automatic annual increase to the number of shares reserved for issuance on January 1, 2026 under the terms of the Amended and Restated 2018 Equity Incentive Plan.
The following table summarizes the shares available for issuance under the Amended and Restated 2018 Equity Incentive Plan:

Shares Available for Issuance
Shares available for issuance at December 31, 2025(1)	10,310,481
Authorized	664,483
Granted	(664,521)
Shares withheld to cover taxes	2,928,813
Forfeited(2)	152,748
Shares available for issuance at March 28, 2026(3)	13,392,004
____________
(1) Shares available for issuance under the Amended and Restated 2018 Equity Incentive Plan includes 70,946 and 145,660 shares at March 28, 2026 and December 31, 2025, respectively, that may be issued pursuant to performance stock units (“PSUs”) if 200% of the applicable performance target is achieved.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(2) Includes forfeiture of 74,714 shares reserved for issuance for a potential 200% achievement of the Tranche I award. See Performance Stock Units below.
(3) Shares available for issuance under the Amended and Restated 2018 Equity Incentive Plan at March 28, 2026 after deducting 28,268,323 shares that are reserved for issuance under PSU awards to certain key employees in 2025, including 269,732 shares reserved for issuance pursuant to Anti-Dilution Increases in respect of the PSU awards, in the three months ended March 28, 2026, at maximum payout. Includes 70,946 shares reserved for issuance pursuant to PSUs if 200% of the applicable performance target is achieved.
At March 28, 2026 and December 31, 2025, there were 3,974,337 and 3,974,337 shares, respectively, issuable under stock options outstanding; 35,519,282 and 35,344,345 shares, respectively, issuable under unvested restricted stock units (“RSUs”) outstanding; 70,946 and 145,660 shares, respectively, issuable under unvested PSUs outstanding; 70,946 and 145,660 shares, respectively, reserved for issuance under unvested PSUs outstanding if 200% of the applicable performance target is achieved; 27,998,591 and 27,998,591 shares reserved for issuance under MIP PSUs at maximum performance; 269,732 and 126 shares reserved for Anti-Dilution Increases with respect to PSUs at maximum performance; 19,036,727 and 18,807,587 shares, respectively, issued for stock option exercises, RSU settlement and restricted stock grants; and 13,392,004 and 10,310,481 shares, respectively, available for grant under the Amended and Restated 2018 Equity Incentive Plan.
Stock Options
There were no option grants to employees in the three months ended March 28, 2026 or March 29, 2025.
The following table summarizes the Company’s stock option activity during the three months ended March 28, 2026:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2025	3,974,337	$25.24	5.3	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Canceled/Forfeited	—	$—	—	$—
Outstanding at March 28, 2026	3,974,337	$25.24	5.1	$—
Vested and exercisable at March 28, 2026	3,276,197	$28.22	4.8	$—
Vested and expected to vest at March 28, 2026	3,883,318	$25.62	5.0	$—
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
In the three months ended March 28, 2026 and March 29, 2025, the Company recorded $1.0 million and $2.0 million, respectively, of share-based compensation expense related to options. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s unaudited condensed consolidated statements of operations.
As of March 28, 2026, there was $4.4 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over a weighted average vesting period of 0.7 years.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Restricted Stock Units
There were no RSU grants to employees in the three months ended March 28, 2026, other than the Anti-Dilution RSU awards discussed below.
RSU grants to employees in the three months ended March 29, 2025 generally vest: (1) 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award; or (ii) 50% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining four quarters of the award, each subject to continued employment through the vesting date. RSU grants to a non-employee consultant and a brand ambassador in the three months ended March 29, 2025 vest on varying dates, subject to continued service through the vesting dates.
MIP Awards—RSUs
As mentioned above, in 2025, the Company granted to certain key employees MIP awards in the form of RSUs, a component of which vested on December 31, 2025. A portion of the MIP awards was also granted in the form of RSUs that vest over a two-year period, with 50% vesting at the end of the first year on December 31, 2026, and the remainder, thereafter vesting ratably at the end of each calendar quarter of the following year, fully vesting on December 31, 2027. In the three months ended March 28, 2026, the Company withheld 2,870,960 shares and paid $2.7 million in payments of minimum withholding taxes on net share settlement of MIP awards that vested on December 31, 2025.
Anti-Dilution Increases
In the three months ended March 28, 2026, pursuant to the 2030 Notes Indenture (See Note 7—2030 Notes Indenture), the Company issued 5,315,857 Conversion Shares to certain holders of the 2030 Notes upon the conversion by such holders of $6.2 million in aggregate principal amount of 2030 Notes into shares of the Company’s common stock. As a result of this conversion and pursuant to their award agreements, the Company issued an aggregate of 394,915 anti-dilution RSUs to the recipients of the MIP awards. Subsequent to the three months ended March 28, 2026, there were additional conversions of the 2030 Notes resulting in additional Anti-Dilution Increases. See Note 15.
The following table summarizes the Company’s RSU activity during the three months ended March 28, 2026:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2025	35,344,345	$1.27
Granted(1)	394,915	$0.79
Vested(2)	(216,722)	$9.15
Canceled/Forfeited	(3,256)	$5.48
Unvested at March 28, 2026	35,519,282	$1.22
____________
(1) Includes 394,915 RSUs granted pursuant to Anti-Dilution Increases resulting from the conversion of $6.2 million in aggregate principal amount of the 2030 Notes into 5,315,857 shares of the Company’s common stock. Subsequent to the three months ended March 28, 2026, there were additional conversions of the 2030 Notes resulting in additional Anti-Dilution Increases. See Note 15.
(2) Includes 57,853 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future issuance pursuant to the Amended and Restated 2018 Equity Incentive Plan.

In the three months ended March 28, 2026 and March 29, 2025, the Company recorded $5.4 million including $3.7 million in incremental share-based compensation expense related to the Exchange Offer, and

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

$3.6 million, respectively, of share-based compensation expense related to RSUs. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s unaudited condensed consolidated statements of operations. In the three months ended March 28, 2026, the Company withheld 2,870,960 shares and paid $2.7 million in payments of minimum withholding taxes on net share settlement of MIP awards that vested on December 31, 2025.
As of March 28, 2026, there was $37.3 million in unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted average vesting period of 1.1 years.
Performance Stock Units
Pursuant to the Amended and Restated 2018 Equity Incentive Plan, on September 29, 2025, the board of directors of the Company approved awards of  27,998,717 PSUs (at “maximum” performance) to certain key employees (the “MIP PSUs”), which grants were approved by the Company’s stockholders on November 19, 2025. The MIP PSUs will be earned based on the achievement of annual performance goals measured over two annual performance periods (2026 and 2027), with performance goals to be set based on metrics to be established at the beginning of each year by the Company’s board of directors upon recommendation from the Company’s human capital management and compensation committee. Earned MIP PSUs will vest as soon as practicable following the end of the applicable annual performance period and following certification of results (but in all events prior to the following March 15), subject to continued service through the vesting date. As of March 28, 2026, none of the PSU grants were deemed granted for purposes of FASB ASC Topic 718 pending establishment of the applicable performance metrics.
On March 1, 2024, the Company granted a target amount of $3.3 million in PSUs with market-based and service-based vesting conditions to certain executive officers. The market-based performance condition is based on the Company’s total shareholder return (“TSR”) relative to a TSR comparator group (“Relative TSR Performance”) for each performance period. The TSR comparator group includes the companies included in the S&P Food and Beverage Select Industry Index, excluding companies in the S&P 500, as of the beginning of each of the three performance periods that apply to the PSUs (each performance period begins on January 1, 2024 and the performance periods end on December 31, 2024, December 31, 2025 and December 31, 2026 for a one-year, two-year and three-year performance period, respectively). The market-based performance condition allows for a range of vesting from 0% to 200% of the target amount, depending on the Company’s Relative TSR Performance for the applicable performance period, as determined by the Company’s Human Capital Management and Compensation Committee (“HCMCC”) within 60 days following the end of the performance period. In addition to the market-based vesting condition, these PSUs are subject to the continued service of the executive officers through the last day of the applicable performance period. PSUs that are unvested three months following the end of the performance period will be forfeited and returned to the Amended and Restated 2018 Equity Incentive Plan on that date, or such earlier date as determined by the HCMCC.
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
The shares subject to each performance period (the “Target PSUs”) vest on the last day of the respective performance period in an amount equal to the applicable percentage set forth below for the Relative TSR

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Performance for such performance period, so long as the applicable executive remains a service provider through such date:

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

On February 3, 2026 and February 4, 2025, the HCMCC determined that the Company’s Relative TSR Performance for the Tranche II PSUs and Tranche I PSUs, respectively, was less than the 30th percentile, resulting in 0% of the Tranche II and Tranche I Target PSUs vesting. Accordingly, the unvested Tranche II and Tranche I Target PSUs were forfeited and returned to the Amended and Restated 2018 Equity Incentive Plan share reserve for future issuance under the Amended and Restated 2018 Equity Incentive Plan.
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
The following table summarizes the Company’s PSU activity during the three months ended March 28, 2026:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2025	145,660	$14.88
Granted	—	$—
Vested	—	$—
Canceled/Forfeited	(74,714)	$14.50
Unvested at March 28, 2026	70,946	$15.27
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
In the three months ended March 28, 2026, the Company recorded $0.1 million of share-based compensation expense related to Tranche III of the PSUs. In the three months ended March 29, 2025, the Company recorded $0.2 million of share-based compensation expense related to Tranche II and III of the PSUs. The share-based compensation expense is included in SG&A expenses in the Company’s unaudited condensed consolidated statements of operations.
As of March 28, 2026, there was $0.3 million in unrecognized compensation expense related to unvested PSUs which is expected to be recognized over a weighted average vesting period of 0.8 years.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Employee Stock Purchase Plan
As of March 28, 2026, the maximum aggregate number of shares that may be issued under the 2018 Employee Stock Purchase Plan (“2018 ESPP”) was 4,557,105 shares of common stock, including an increase of 536,130 shares effective January 1, 2026 under the terms of the 2018 ESPP. The 2018 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the 2018 ESPP.
Note 10. Commitments and Contingencies
Leases
On January 14, 2021, the Company entered into the Campus Lease with the Landlord to house the Company’s Campus Headquarters. The Campus Lease was initially classified as an operating lease. For a description of the Campus Lease, the Surrendered Premises, the Varda Sublease and the letter of credit, see Note 4.
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
During Phase 1, the Company agreed to invest $10.0 million as the registered capital of BYND JX in the JXEDZ through intercompany investment in BYND JX. and BYND JX agreed to lease a facility in the JXEDZ for a minimum of  two years. In connection with such agreement, BYND JX entered into a factory leasing contract with a JXEDZ company, pursuant to which BYND JX agreed to lease and renovate a facility in the JXEDZ and lease it for a minimum of  two years. In 2022, the lease was amended to extend the term for an additional five years without rent escalation. On February 24, 2025, as part of the Company’s global operations review initiated in 2023 (the “Global Operations Review”), the Company’s board of directors approved a plan to suspend the Company’s operational activities in China, which ceased as of the end of 2025. As of March 28, 2026, the Company continued to use this facility in its process of winding down the operational activities in China and has notified the landlord of its intention to terminate the lease at the end of June 2026.
In the fourth quarter of 2021, BYND JX leased an approximately 12,000 square foot facility in Shanghai, China, for a period of eight years, which was used as a local research and development facility. In connection with the cessation of operational activities in China, BYND JX and the landlord agreed to terminate the lease early effective as of May 20, 2025.
As of March 28, 2026, the Company had invested $22.5 million as the registered capital of BYND JX that included $0.5 million to fund the cessation of its operational activities in China, and advanced $20.0 million to BYND JX.
The Planet Partnership
In 2021, the Company entered into the Planet Partnership, LLC (“TPP”), a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. In the three months ended March 28, 2026 and March 29, 2025, the Company recognized its share of the net losses in TPP in the amount of $16,000 and $11,000, respectively. As of March 28, 2026 and December 31, 2025, the Company had contributed its share of the investment in TPP in the amount of $27.6 million. See Note 13.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Purchase Commitments
On March 28, 2026, the Company and Roquette entered into a Sales Agreement (the “Sales Agreement”) pursuant to which Roquette will provide the Company with pea protein. The Sales Agreement expires on December 31, 2027, subject to extension or early termination under certain circumstances. The Sales Agreement provides for pea protein to be supplied by Roquette in each of 2026 and 2027, on a purchase order basis per specified minimum annual base quantities, subject to periodic adjustment based on the Company’s binding forecasted requirements throughout the term. The Company is not required to purchase and Roquette is not required to deliver pea protein in amounts in excess of such specified minimum annual quantities. The total annual amount purchased each year by the Company must be at least the minimum amount specified in the Sales Agreement, which totals in the aggregate approximately $23.5 million (subject to annual inflationary and exchange rate adjustments) over the term of the Sales Agreement. If the Company does not purchase the applicable minimum annual quantities, it will be required to pay Roquette liquidated damages calculated as a percentage of the amount the Company would have been required to pay for the unpurchased volumes in the relevant year, subject to roll over of a portion of unpurchased volumes from year to year. The Sales Agreement requires the Company to procure a $1.0 million standby letter of credit to secure its payment obligations thereunder and also provides for the Company and Roquette to indemnify one another in certain circumstances. The Company procured a $1.0 million standby letter of credit to secure its payment obligations under the Sales Agreement. In accordance with the Sales Agreement, the Company included the $1.0 million standby letter of credit requirement as Restricted cash, non-current as of March 28, 2026. As of March 28, 2026, pursuant to the Sales Agreement, the Company committed to purchase pea protein inventory totaling $23.5 million as of March 28, 2026, of which $11.8 million is expected to be purchased in 2026 and $11.7 million in 2027.
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
The Company paid $250,000 to the settlement fund in August 2024. The final effective date of the settlement agreement was April 24, 2025. The Company recorded $7.5 million in SG&A expenses in its condensed consolidated statement of operations and paid $250,000 in the year ended December 31, 2024, and included $7.25 million in Accrued litigation settlement costs in the Company’s condensed consolidated balance sheets as of March 29, 2025 and December 31, 2024. The Company’s final payment of $7.25 million was paid into escrow by May 14, 2025. The court appointed settlement administrator is in the process of finalizing distributions to the class.
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
Arbitration with Former Co-Manufacturer
In March 2024, a former co-manufacturer (“Manufacturer”) brought an action against the Company in a confidential arbitration proceeding. The Company had entered into an agreement with the Manufacturer, under which the Manufacturer was responsible for producing products on behalf of the Company. The Company terminated the agreement in November 2023 due to the Manufacturer’s failure to produce food in compliance with applicable laws, as required by the agreement. The Manufacturer alleged that the Company terminated the agreement without a contractual basis to do so and that it was owed past and future payments under the agreement. The Manufacturer claimed total damages of at least approximately $73.0 million. In October 2024, the Company filed amended counterclaims against the Manufacturer for breach of contract, breach of the duty of good faith and fair dealing, fraudulent inducement, false promise, concealment, and intentional misrepresentation, and negligent misrepresentation. On September 15, 2025, the arbitrator issued an interim award (the “Interim Award”) and found that the Company had a valid basis to terminate the agreement with the Manufacturer. On September 25, 2025, the Manufacturer filed a request with the arbitrator to re-open the arbitration hearing. On September 29, 2025, the Company opposed this request. On October 20, 2025, the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

arbitrator denied the Manufacturer’s request. Shortly thereafter, the parties engaged in fees briefing. On December 10, 2025, the arbitrator issued the final award, and on December 18, 2025, the arbitrator corrected scrivener’s and other typographical errors in the final award (the “Final Award”). Certain details of the Interim Award and Final Award are confidential. The Final Award is similar to the Interim Award, but the Interim Award does not address attorneys’ fees, costs and interests. In the Final Award, the arbitrator awarded the Company: (i) $349,493 for its breach of contract claim in out of pocket costs, (ii) $7,183,782 for its negligent misrepresentation claim, which is inclusive of the $349,493 in contract damages awarded for the Company’s breach of contract claim, (iii) $6,246,693 for its attorneys’ fees; and (iv) $550,640 for its costs. In total, the arbitrator awarded the Company $13,981,115 (the “Total Award”). On January 30, 2026, the Company filed a petition to confirm the Final Award and enter judgment in the Superior Court of the State of California for the County of Los Angeles. On February 13, 2026, the Manufacturer filed an ex parte application to extend its deadline to oppose the Company’s petition and set a briefing schedule on its forthcoming petition to vacate the Final Award. The Company opposed the ex parte application. On February 17, 2026, the court granted the Manufacturer’s ex parte application and scheduled the hearing on both the Company’s petition to confirm the Final Award and enter judgment and the Manufacturer’s forthcoming petition to vacate for May 1, 2026. On March 13, 2026, the Manufacturer opposed the Company’s petition and filed a petition to vacate the Final Award. The Company’s reply in support of its petition and opposition to the Manufacturer’s petition to vacate was due on April 3, 2026. Because the parties were negotiating and finalizing a settlement agreement, they requested all deadlines be extended by two months. On April 24, 2026, the parties reached a full and final settlement in the amount of $11,000,000 which is due and payable to the Company within 60 days.
Trademark Infringement Litigation
On April 28, 2022, a trademark infringement complaint for injunctive and other relief was filed against Beyond Meat in the United States District Court for the Middle District of Florida, Orlando Division, captioned Sonate Corporation, d/b/a Vegadelphia Foods (“Sonate”) v. Dunkin’ Brands Group, Inc., Dunkin’ Brands, Inc. (collectively, “Dunkin’”) and Beyond Meat, Inc., et al., Case No. 6:22-cv-00812. A First Amended Complaint was filed on May 17, 2022 (the “FAC”). The FAC alleged that the Company and Dunkin’s use of the tagline “Great Taste Plant-Based,” infringed on Sonate’s registered trademark WHERE GREAT TASTE IS PLANT-BASED® (“Sonate’s trademark”). Additionally, Sonate alleged that the Company’s use of the tagline “Plant-Based Great Taste” in connection with its own sales of products also infringed on Sonate’s trademark. The FAC sought injunctive relief and a monetary award for corrective advertising, a reasonable royalty award, damages representing Sonate’s lost sales and the Company’s profits generated by the alleged likelihood of confusion, interest, costs, expenses and attorneys’ fees.
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
On November 24, 2025, the jury returned its verdict finding that the Company was liable for trademark infringement and that the fair use defense did not apply. The jury awarded damages as follows: $23.5 million in actual damages and $15.4 million in disgorgement of the Company’s profits. The Company has filed two post-trial requests seeking to reduce or eliminate the amount awarded by the jury. Sonate has filed motions seeking prejudgment interest, an increase in the disgorgement award, and the prompt entry of a judgment. The parties have filed oppositions to the respective motions and await the Court’s decision on the post-verdict issues. Pursuant to ASC 450, the Company recorded a $38.9 million litigation-related accrual in operating expenses in its unaudited condensed consolidated statements of operations during the year ended December 31, 2025, which is subject to adjustment pending the Court’s final decision and pending any further appeal by the Company.
Aljendan v. Beyond Meat, Inc. et al.
On January 23, 2026, a class action complaint was filed against the Company and certain current officers in the United States District Court for the Central District of California, captioned Aljendan v. Beyond Meat, Inc., et al., Case No. 2:26-cv-00742 (the “Aljendan Action”). The complaint alleges, among other things, that the Company and the individual defendants made false and misleading statements or omissions regarding the book and market value of certain long-lived assets and the likelihood that the Company would have to record a material, non-cash impairment charge. The complaint seeks an order certifying the class; awarding compensatory damages, interest, costs, attorneys’ and expert fees; and granting other unspecified relief. The complaint alleges causes of action under Sections 10(b) and 20(a) of the Exchange Act, on behalf of a putative class of investors who purchased the Company’s common stock between February 27, 2025 and November 11, 2025, inclusive. On April 6, 2026, the Court appointed Brandon Mitchell Waldaias, Aaron Saran and Brandon Barclay as Co-Lead Plaintiffs and Pomerantz LLP and Wolf Haldenstein Adler Freeman & Herz LLP as Co-Lead Counsel. On April 28, 2026, the Court entered an order setting forth that Co-Lead Plaintiffs shall designate an operative complaint or file an amended complaint by June 1, 2026, and setting a briefing schedule for any motion to dismiss the Company may file. The case is at a preliminary stage. The Company intends to vigorously defend against these claims.
Azima v. Brown, et al.
Following the Aljendan Action, on February 12, 2026, a derivative stockholder action was filed by a purported stockholder against certain current officers and current and former directors of the Company in the United States District Court for the Central District of California, captioned Azima v. Brown, et al., Case No. 2:26-cv-01525 (“Azima Action”). The Azima Action alleges substantially similar facts as those alleged in the Aljendan Action. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. It also asserts claims under Section 14(a) of the Exchange Act against a subset of defendants and seeks contribution under Sections 10(b) and 21D of the Exchange Act from the individual defendants named in the Aljendan Action. The Company is named as a nominal defendant only. On April 13, 2026, the parties to the Azima Action filed a stipulation to stay the case through the resolution of the Aljendan Action, which remains pending with the Court. The case is at a preliminary stage. The Company intends to vigorously defend against these claims.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 11. Income Taxes
In each of the three months ended March 28, 2026 and March 29, 2025, the Company recorded $0 in income tax expense in its unaudited condensed consolidated statements of operations.
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
As of March 28, 2026, the Company did not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with respect to net operating loss and credit carryforwards.
Note 12. Net Loss Per Share Available to Common Stockholders
For the three months ended March 28, 2026 and March 29, 2025, the Company reported a net loss attributable to common shareholders, and therefore, all potentially dilutive common shares were considered antidilutive for those periods.
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended
	March 28, 2026	March 29, 2025
Options to purchase common stock	3,974,337	4,211,947
RSUs	35,519,282	1,805,678
PSUs	70,946	145,660
2027 Notes (if converted)	—	8,234,230
2030 Notes (if converted)	116,566,133	—
Warrants (if converted)	9,558,635	—
Total	165,689,333	14,397,515
Note 13. Related Party Transactions
TPP
In connection with the Company’s investment in TPP, a joint venture with PepsiCo, Inc., the Company sold certain products directly to the joint venture. As part of its Global Operations Review, in 2023, the Company made the decision to discontinue the Beyond Meat Jerky product line and discontinued it in 2024. See Note 10.
The Company earned $0 in net revenues from TPP in each of the three months ended March 28, 2026 and March 29, 2025.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Related Party Employment Agreement
Subsequent to the three months ended March 28, 2026, effective May 4, 2026, the Company hired the son of Seth Goldman, the Company’s Chair of the Board of Directors, for a full time, salaried position, as Senior Manager of Community Engagement, with a base salary of $130,000, target annal bonus of 10% and such other standard company benefits available to similarly situated employees of the Company.
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

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
Net revenues	$58,206	$68,731
Less:
Cost of goods sold	56,221	75,657
Research and development expenses	5,220	7,462
Selling expenses	6,326	6,971
Marketing expenses	5,627	12,088
General and administrative expenses	25,916	30,922
Interest expense	6,732	1,024
Equity in losses of unconsolidated joint venture	16	11
Remeasurement of warrant liability	(1,300)	—
Remeasurement of derivative liability	(11,891)	—
Gain on debt extinguishment	(6,060)	—
Other segment items(1)	(119)	(4,317)
Net loss	$(28,482)	$(61,087)
___________
(1) Includes Other, net and Income tax (benefit) expense as reported in the Company’s unaudited condensed consolidated statements of operations. Other, net includes $1.5 million and $0.9 million in interest income in the three months ended March 28, 2026 and March 29, 2025, respectively. Other, net also includes $(1.3) million and $3.5 million in foreign currency transaction (losses) gains in the three months ended March 28, 2026 and March 29, 2025, respectively. See the accompanying unaudited condensed consolidated financial statements for the other financial information regarding the Company’s operating segment.
See the accompanying unaudited condensed consolidated financial statements for other financial information regarding the Company's operating segment.
Note 15. Subsequent Events
2030 Notes Conversion
Subsequent to the three months ended March 28, 2026, an additional $62.6 million in aggregate principal amount of 2030 Notes were converted into shares of the Company’s common stock and the Company issued 52,092,284 Conversion Shares to such converting noteholders and an aggregate of 3,869,808 anti-dilution RSUs to the recipients of the MIP awards. An aggregate of 2,641,921 shares have been reserved for Anti-Dilution Increases with respect to PSU awards, at maximum payout, associated with these 2030 Note conversions, to be awarded when the performance criteria to earn them are established.
PIK Interest on 2030 Notes
On May 1, 2026, the aggregate remaining principal amount of the 2030 Notes was increased by approximately $10.4 million in interest payment in the form of PIK interest at a rate of 9.5% for the period from October 15, 2025 to May 1, 2026, pursuant to the terms of the 2030 Notes indenture.
Distribution Agreement
On April 15, 2026, the Company entered into a Distribution Agreement with Big Geyser, Inc. (“Big Geyser”) whereby the Company appointed Big Geyser as its exclusive distributor of the Company’s recently launched

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

beverage line of sparkling plant-based protein drinks called “Beyond Immerse” within a certain defined territory in the northeast United States. The Distribution Agreement is for an initial term of ten years, subject to automatic eight-year renewals or early termination under certain conditions. The Company is not required to sell, and Big Geyser is not required to purchase, any specified minimum quantities of product. The Company may be subject to certain early termination fees, non-renewal fees or penalties (primarily based on lost profits or volumes sold or distributed by Big Geyser) in the event of certain breaches or early termination of the Distribution Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2026 (the “2025 10-K”), Part II, Item 1A, Risk Factors and Note Regarding Forward-Looking Statements included elsewhere in this report and those discussed in other documents we file from time to time with the SEC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included in this quarterly report and our audited consolidated financial statements and related notes included in our 2025 10-K. Our historical results are not necessarily indicative of the results to be expected for any future periods and our operating results for the three months ended March 28, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or for any other interim period or for any other future year or period.
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
We sell a range of plant-based meat products across our three core platforms of beef, pork and poultry. As of March 2026, Beyond Meat branded products were available across mainstream grocery, mass merchandiser, club store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools, with certain of our products available generally for a limited time exclusively through our Beyond Test Kitchen DTC channel, which we launched in the fourth quarter of 2025.
As the demand for plant-based meat products has continued to decline persistently over the past three years, we have continued to adjust to the changing market landscape and evolving patterns in consumer demand to position Beyond Meat for long-term growth. In addition to our cost-cutting initiatives, we have taken steps to broaden our distribution channels, including direct-to-consumer sales, optimize our distributor relationships and seek more effective consumer input to enable us to respond to shifts in consumer preferences. For example, we launched our Beyond Test Kitchen DTC platform, in the fourth quarter of 2025, giving consumers early access to new plant-based protein products, generally for a limited time, which allows us to test new products directly with consumers and obtain consumer feedback and make adjustments before investing in potential broader product releases. We have also sought to further simplify and improve the quality of product ingredients, including with the use of avocado oil in many of our products. We have also taken our first step in expanding our product portfolio to product adjacencies with the introduction in January 2026 of Beyond Immerse, a plant-based protein beverage, through our Beyond Test Kitchen DTC channel. We continue to focus on expanding our share of the market for plant-based meat products, particularly in select markets and geographies where we see both short- and long-term opportunities for growth, as well as where we believe we can position ourselves as the go-to provider of healthy and desirable plant-based meats and other plant-based protein products.
In early 2026, we commenced a strategic repositioning of our brand to “Beyond The Plant Protein Company,” under which we are expanding beyond our plant-based meat products into a broader portfolio of plant-based protein offerings across multiple categories and adjacencies, including products like Beyond Immerse, our first functional beverage line of sparkling plant-based protein drinks. This repositioning is intended to address prolonged weakness and category contraction in the traditional plant-based meat segment by leveraging our plant-based protein expertise, technology platform and brand to pursue new growth opportunities across multiple product categories and adjacencies. In April 2026, we entered into a distribution agreement with Big Geyser, a major non-alcoholic beverage distributor, to expand distribution of Beyond Immerse beyond the DTC channel into retail, convenience, foodservice and other outlets. The repositioning and beverage expansion will require incremental investment in marketing, distribution infrastructure and working capital, and there can be no assurance that these initiatives will be successful or generate returns sufficient to offset the required investment. See Part II, Item 1A, Risk Factors, included elsewhere in this report.
Net revenues decreased to $58.2 million in the three months ended March 28, 2026 from $68.7 million in the three months ended March 29, 2025, representing a 15.3% decrease. We have a history of losses and negative cash flows from operating activities. Net loss in the three months ended March 28, 2026 and March 29, 2025 was $28.5 million and $61.1 million, respectively, as persistent weak demand in the plant-based meat category and for our products, changes in product sales mix and distribution losses in certain channels, among other things, resulted in declines in our net revenues that we were unable to offset with commensurate cost reductions. Loss from operations in the three months ended March 28, 2026 and March 29, 2025 was $41.1 million and $64.4 million, respectively. In the three months ended March 28, 2026 and March 29, 2025, we incurred negative cash flows from operating activities of $5.0 million and $26.1 million, respectively.
Our operating environment continues to be negatively affected by several challenges, including, but not limited to, ongoing, further weakened demand in the plant-based meat category and for our products, particularly in the refrigerated subsegment, among others, adverse changes in consumer tastes and perceptions about plant-based meat, broad macroeconomic headwinds including inflation, high interest rates, waning consumer confidence and potential recessionary concerns in certain geographic regions, adverse changes in consumers’ perceptions about the health attributes of our products, increased competitive activity in the plant-based meat category, global events such as the ongoing war between Russia and Ukraine and the conflict in the Middle East, and their impacts on the surrounding areas and global economy, current and proposed future tariffs as well as their potential impact on availability of raw materials and/or distribution of our products, and increased uncertainty surrounding international trade policy and regulations, including through the implementation of retaliatory tariffs or related counter-measures and the negative effects of anti-American sentiment, among others, all of which have had and could continue to have unforeseen impacts on our actual realized results. In recent periods, our net revenues, gross profit, gross margin, earnings and cash flows have been adversely impacted by the following, each of which may continue to impact our business and financial condition in the future.
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
•the impact of general economic conditions in the U.S. and international markets on us, our customers, our suppliers, our vendors and consumers, including concerns related to inflation, geopolitical and economic uncertainty and instability, the conflict in the Middle East, and its impact on the surrounding areas and global economy, a potential recession, the shutdown of the federal government including regulatory agencies, tariffs and trade wars, increased energy and fuel costs, and the effects of those conditions on consumer spending;
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
The following table summarizes the non-cash charges recorded in our unaudited condensed consolidated statements of operations in the three months ended March 28, 2026 and March 29, 2025 as a result of the cessation of our operational activities in China:

(in thousands)	Three Months Ended March 28, 2026	Three Months Ended March 29, 2025
Cost of goods sold:
Inventory write-offs	$—	$260
Accelerated depreciation	546	637
Research and development expenses:
Accelerated depreciation	—	830
SG&A expenses:
Loss on write-down and write-off of assets	—	356
Total	$546	$2,083
We may not be able to fully realize the cost savings and benefits initially anticipated from our cost-reduction initiatives and Global Operations Review, and the realized costs may be greater than expected. For additional information see Part I, Item 1A, Risk Factors—Risks Related to Our Business—Our strategic initiatives to improve our operations and product portfolio and improve our cost structure could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions, including achieving our profitability, cash flow and financial performance objectives, in our 2025 10-K.
Correction of Previously Issued Interim Unaudited Condensed Consolidated Financial Statements
During the fourth quarter and full year 2025 financial close procedures, we identified errors in our previously issued interim unaudited condensed consolidated financial statements for the three months ended March 29, 2025 relating to (i) inventory valuation and (ii) debt issuance costs. We have determined that the errors identified were immaterial to our previously issued interim unaudited condensed consolidated financial statements for the three months ended March 29, 2025 and have corrected these errors prospectively in the accompanying interim unaudited condensed consolidated financial statements for the three months ended March 29, 2025 in accordance with Accounting Standards Codification (“ASC”) 250, “Accounting Changes and Error Corrections.” We have also corrected impacted amounts within the notes to the unaudited condensed consolidated financial statements, as applicable. See Note 2, Summary of Significant Accounting Policies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
•the timing and success of our efforts to expand distribution channels, including our direct-to-consumer (DTC) channel, and subsequent to the three months ended March 28, 2026, our distribution agreement to distribute Beyond Immerse, and the timing and success, including customer and consumer acceptance, of recently launched or new products such as Beyond Immerse, and our ability to secure broader distribution of recently launched or new products in retail and other channels;
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
As we seek to stabilize and grow our net revenues, we continue to face the challenges described in the Overview above, including, but not limited to, ongoing, further weakened demand within the plant-based meat category and for our products, adverse changes in consumer tastes and perceptions, broad macroeconomic headwinds, increased competitive activity, and uncertainties related to tariffs and international trade policy, among others.
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. At the end of each accounting period, we recognize a contra asset to Accounts receivable for estimated sales discounts that have been incurred but not paid which totaled $4.7 million and $6.2 million as of March 28, 2026 and December 31, 2025, respectively. In addition, we have made changes in our pricing architecture including price increases of certain of our products in our U.S. retail and foodservice channels, and may in the future make changes, which may have a negative impact on our net revenues, gross profit, gross margin and profitability, impacting period-over-period results. We continue to face increasing competition across all channels, and we expect that trend to continue, especially as additional plant-based meat product brands continue to enter the marketplace and the competitive landscape continues to evolve, including due to industry consolidation or realignment, and if consumers continue to trade down into cheaper forms of protein, including animal meat, beans and other non-animal protein sources. In response, we expect to continue to invest in promotional discounting to address the current consumer trend with more targeted key selling period activations that we expect will allow us to continue to build brand awareness and increase consumer trials of our products.
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

Results of Operations
The following table presents selected items in our unaudited condensed consolidated statements of operations for the respective periods presented (unaudited):

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
Net revenues	$58,206	$68,731
Cost of goods sold	56,221	75,657
Gross profit (loss)	1,985	(6,926)
Research and development expenses	5,220	7,462
Selling, general and administrative expenses	37,869	49,982
Total operating expenses	43,089	57,444
Loss from operations	$(41,104)	$(64,370)

The following table presents selected items in our unaudited condensed consolidated statements of operations as a percentage of net revenues for the respective periods presented (unaudited):

	Three Months Ended
	March 28, 2026	March 29, 2025
Net revenues	100.0%	100.0%
Cost of goods sold	96.6	110.1
Gross profit (loss)	3.4%	(10.1)%
Research and development expenses	9.0	10.9
Selling, general and administrative expenses	65.0	72.6
Total operating expenses	74.0%	83.5%
Loss from operations	(70.6)%	(93.6)%

Three Months Ended March 28, 2026 Compared to Three Months Ended March 29, 2025 (unaudited)
Net Revenues
The following table presents our net revenues by channel in the three months ended March 28, 2026 compared to the prior-year period:

	Three Months Ended		Change
(in thousands)	March 28, 2026	March 29, 2025	Amount	%
U.S.:
Retail	$26,554	$31,360	$(4,806)	(15.3)%
Foodservice	6,618	9,413	(2,795)	(29.7)%
U.S. net revenues	33,172	40,773	(7,601)	(18.6)%
International:
Retail	13,709	12,682	1,027	8.1%
Foodservice	11,325	15,276	(3,951)	(25.9)%
International net revenues	25,034	27,958	(2,924)	(10.5)%
Net revenues	$58,206	$68,731	$(10,525)	(15.3)%
Net revenues in the three months ended March 28, 2026 decreased $10.5 million, or 15.3%, compared to the prior-year period, primarily driven by a 19.5% decrease in volume of products sold, partially offset by a 5.4% increase in net revenue per pound. The decrease in volume of products sold was primarily driven by lower sales of burger and chicken products to QSR customers in the international foodservice channel, and by weak category demand and reduced points of distribution in the U.S. retail and foodservice channels. The increase in net revenue per pound was primarily driven by changes in product sales mix and favorable changes in foreign currency exchange rates, partially offset by higher trade discounts.
Net revenues from U.S. retail channel sales in the three months ended March 28, 2026 decreased $4.8 million, or 15.3%, compared to the prior-year period, primarily driven by a 14.7% decrease in volume of products sold and a 0.6% decrease in net revenue per pound. The decrease in volume of products sold was primarily driven by weak category demand and reduced points of distribution within certain channels. The decrease in net revenue per pound was primarily driven by higher trade discounts and price decreases of certain of our products, partially offset by changes in product sales mix. By product, the decrease in U.S. retail channel net revenues was primarily due to decreased sales of Beyond Burger, Beyond Breakfast Sausage, Beyond Sausage and Beyond Crumbles, partially offset by increased sales of Beyond Steak.
Net revenues from U.S. foodservice channel sales in the three months ended March 28, 2026 decreased $2.8 million, or 29.7%, compared to the prior-year period, primarily driven by a 31.8% decrease in volume of products sold, partially offset by a 3.0% increase in net revenue per pound. The decrease in volume of products sold was primarily driven by weak category demand and reduced points of distribution, including the lapping of sales of chicken products to a QSR customer in the year ago period. The increase in net revenue per pound was primarily driven by changes in product sales mix and, to a lesser extent, lower trade discounts, partially offset by price decreases of certain of our products. By product, the decrease in U.S. foodservice channel net revenues was primarily due to decreased sales of Beyond Burger and chicken products, including the lapping of sales to a QSR customer in the year-ago period.
Net revenues from international retail channel sales in the three months ended March 28, 2026 increased $1.0 million, or 8.1%, compared to the prior-year period, primarily driven by a 7.8% increase in net revenue per pound and a 0.3% increase in volume of products sold. The increase in volume of products sold was primarily driven by improved demand and limited distribution gains in our European markets, partially offset by certain distribution losses in Canada. The increase in net revenue per pound was primarily driven by favorable changes in foreign currency exchange rates and price increases of certain of our products, partially offset by higher trade discounts. By product, the increase in international retail channel net revenues was primarily due to increased sales of Beyond Burger.
Net revenues from international foodservice channel sales in the three months ended March 28, 2026 decreased $4.0 million, or 25.9%, compared to the prior-year period, primarily due to a 32.6% decrease in volume of products sold, partially offset by a 10.2% increase in net revenue per pound. The decrease in volume of products sold was primarily driven by reduced sales of burger and chicken products to certain QSR customers. The increase in net revenue per pound was primarily driven by favorable changes in foreign currency exchange rates and lower trade discounts, partially offset by changes in product sales mix. By product, the decrease in international foodservice channel net revenues was primarily due to decreased sales of Beyond Burger and chicken products.
The following table presents consolidated volume of our products sold in pounds for the respective periods presented:

	Three Months Ended		Change
(in thousands)	March 28, 2026	March 29, 2025	Amount	%
U.S.:
Retail	4,899	5,740	(841)	(14.7)%
Foodservice	1,076	1,578	(502)	(31.8)%
International:
Retail	2,672	2,664	8	0.3%
Foodservice	3,184	4,724	(1,540)	(32.6)%
Volume of products sold	11,831	14,706	(2,875)	(19.5)%
Cost of Goods Sold

	Three Months Ended		Change
(in thousands)	March 28, 2026	March 29, 2025	Amount	%
Cost of goods sold	$56,221	$75,657	$(19,436)	(25.7)%

Cost of goods sold decreased $19.4 million, or 25.7%, to $56.2 million in the three months ended March 28, 2026 compared to the prior-year period, primarily reflecting decreased volume of products sold. Cost of goods sold decreased on a per pound basis, primarily reflecting lower inventory provision and reduced manufacturing expenses, including depreciation, partially offset by increased materials costs. As a percentage of net revenues, cost of goods sold decreased to 96.6% of net revenues in the three months ended March 28, 2026, from 110.1% of net revenues in the prior-year period.
Gross Profit and Gross Margin

	Three Months Ended		Change
(in thousands)	March 28, 2026	March 29, 2025	Amount		%
Gross profit	$1,985	$(6,926)	$8,911		(128.7)%
Gross margin	3.4%	(10.1)%	1,350	bps	N/A

Gross profit in the three months ended March 28, 2026 was $2.0 million, compared to gross loss of $(6.9) million in the prior-year period, an increase of $8.9 million, or 128.7%. Gross margin in the three months ended March 28, 2026 was 3.4%, compared to gross margin loss of (10.1)% in the prior-year period. Gross profit and gross margin in the three months ended March 28, 2026 included $0.5 million in expenses related to the cessation of our operational activities in China, compared to $0.9 million in the year-ago period. Gross profit and gross margin in the three months ended March 28, 2026 were positively impacted by a 5.4% increase in net revenue per pound and a (7.6)% decrease in cost of goods sold per pound. The decrease in cost of goods sold per pound primarily reflected lower inventory provision and reduced manufacturing expenses, including depreciation, partially offset by increased materials costs.
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
Research and Development Expenses

	Three Months ended		Change
(in thousands)	March 28, 2026	March 29, 2025	Amount	%
Research and development expenses	$5,220	7,462	$(2,242)	(30.0)%
Research and development expenses in the three months ended March 28, 2026 decreased $2.2 million, or 30.0%, compared to the prior-year period. Research and development expenses decreased to 9.0% of net revenues in the three months ended March 28, 2026 from 10.9% of net revenues in the prior-year period. The decrease in research and development expenses was primarily due to lower lease and other facilities-related costs, reduced headcount, and lower trial production and scale-up expenses, partially offset by increased costs associated with Beyond Test Kitchen.
SG&A Expenses

	Three Months Ended		Change
(in thousands)	March 28, 2026	March 29, 2025	Amount	%
Selling, general and administrative expenses	$37,869	$49,982	$(12,113)	(24.2)%
SG&A expenses in the three months ended March 28, 2026 decreased $12.1 million, or 24.2%, to $37.9 million, or 65.0% of net revenues, from $50.0 million, or 72.6% of net revenues in the prior-year period. The decrease was primarily due to $6.5 million in lower marketing costs, including $4.2 million in lower product donation costs, $4.0 million in lower legal expenses and $2.2 million in lower salary and related expenses, partially offset by $1.2 million in higher audit-related expenses and $1.0 million in higher share-based compensation expense. SG&A expenses in the three months ended March 28, 2026 includes $0.2 million in incremental legal and other fees and expenses associated with arbitration proceedings related to a contractual dispute with a former co-manufacturer, compared to $4.6 million in the year-ago period.
Loss from Operations
Loss from operations in the three months ended March 28, 2026 was $41.1 million, compared to $64.4 million in the prior-year period. The reduction in loss from operations was primarily driven by higher gross profit reflecting an increase in net revenue per pound and a decrease in cost per pound, as well as lower research and development expenses and reduced SG&A expenses primarily due to lower marketing expenses, lower legal expenses, and lower salary and related expenses.
Total Other Income (Expense), Net
Total other income (expense), net, in the three months ended March 28, 2026 was $12.6 million. This amount consisted primarily of an $11.9 million non-cash gain from the remeasurement of derivative liability, $6.1 million in gain on debt extinguishment, $1.5 million in interest income, and $1.3 million in gain from the remeasurement of warrant liability, partially offset by $(6.7) million in interest expense and $(1.3) million in net realized and unrealized foreign currency transaction losses due to unfavorable changes in foreign currency exchange rates of the Euro.
Total interest expense included $(3.4) million in PIK interest expense related to the Delayed Draw Term Loans (as defined below), $(1.7) million in interest expense related to leases, $(1.3) million in interest expense related to the amortization of 2030 Notes Embedded Derivative debt discount, and $(0.4) million in interest expense related to the amortization of the debt discount resulting from the Warrants. Total other income (expense), net, in the three months ended March 29, 2025 of $3.3 million consisted primarily of $3.5 million in net realized and unrealized foreign currency transaction gains due to favorable changes in foreign currency exchange rates of the Euro and $0.9 million in interest income, partially offset by $(1.0) million in interest expense from the amortization of debt issuance costs related to the 2027 Notes.
In the three months ended March 28, 2026, the Company recorded accrued unpaid interest of $3.4 million in PIK interest expense related to the Delayed Draw Term Loans, $1.3 million in interest expense from the amortization of 2030 Notes Embedded Derivative discount, and $0.4 million in interest expense related to the amortization of the debt discount resulting from the Warrants. No such costs existed as of March 29, 2025. Total unamortized debt issuance costs related to the Delayed Draw Term Loans were $6.9 million and $7.2 million as of March 28, 2026 and December 31, 2025, respectively.
We expect interest expense to increase from the current levels in 2026 in connection with the amortization of the issuance date fair value of the 2030 Notes Embedded Derivative liability and amortization of debt discount, and interest expense associated with the Delayed Draw Term Loans.
We expect to record significant mark-to-market adjustments arising from the remeasurement of our derivatives and other liabilities carried at fair value at each reporting period. See Note 2, Summary of Significant Accounting Policies, and Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Net Loss
Net loss in the three months ended March 28, 2026 was $28.5 million, compared to $61.1 million in the prior-year period. Net loss per share available to common stockholders in the three months ended March 28, 2026 was $(0.06), compared to $(0.80) in the prior year-period. The decrease in net loss was primarily driven by the decrease in loss from operations, and the increase in Total other income (expense), net.

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
“Adjusted EBITDA” is defined as net income (loss) adjusted to exclude, when applicable, income tax expense (benefit), interest expense, depreciation and amortization expense, share-based compensation expense, non-cash charges related to the cessation of our operational activities in China, litigation-related accruals, remeasurement of warrant liability, remeasurement of derivative liability, and Other, net, including interest income, gain on debt extinguishment, and foreign currency transaction gains and losses.
“Adjusted EBITDA as a % of net revenues” is defined as Adjusted EBITDA divided by net revenues.
Our definition of Adjusted EBITDA has been updated from the definition used in our 2025 10-K to reflect the following changes: (i) we removed the adjustments for restructuring expenses, non-cash loss from impairment of long-lived assets and gain on debt restructuring, net of exchange fees, as these items related to transactions completed in 2025 and are not expected to recur in 2026; (ii) we removed the litigation-related accruals as there were no such accruals in the three months ended March 28, 2026 and March 29, 2025; (iii) we removed accrued litigation settlement costs, as the class action settlement was finalized in 2025; and (iv) we added gain on debt extinguishment to Other, net, to reflect gains arising from conversions of the 2030 Notes, which first occurred in the three months ended March 28, 2026. These definitional changes had no impact on previously reported Adjusted EBITDA for the comparative period presented, as there were no restructuring expenses, impairment charges, gain on debt restructuring, litigation-related accruals, accrued litigation settlement costs or gain on debt extinguishment in the three months ended March 29, 2025.
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

•Adjusted EBITDA does not reflect Other, net, including interest income, gain on debt extinguishment and foreign currency transaction gains and losses, that may increase or decrease cash available to us; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net loss, as reported (unaudited):

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
Net loss, as reported	$(28,482)	$(61,087)
Income tax expense	—	—
Interest expense	6,732	1,024
Depreciation and amortization expense(1)(2)	6,276	5,945
Share-based compensation expense	6,521	5,853
Non-cash charges related to the cessation of operational activities in China(3)	546	2,083
Remeasurement of warrant liability	(1,300)	—
Remeasurement of derivative liability	(11,891)	—
Gain on debt extinguishment	(6,060)	—
Other, net(4)(5)	(119)	(4,318)
Adjusted EBITDA	$(27,777)	$(50,500)
Net loss as a % of net revenues	(48.9)%	(88.9)%
Adjusted EBITDA as a % of net revenues	(47.7)%	(73.5)%
_____________

(1)
Excludes $0.5 million and $1.5 million in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the cessation of our operational activities in China in the three months ended March 28, 2026, and March 29, 2025, respectively.

(2)	Includes $0.4 million in amortization of lease termination costs apportioned for the three months ended March 28, 2026. No such costs were incurred in the three months ended March 29, 2025.
(3)
Includes $0.5 million and $1.5 million in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the cessation of our operational activities in China in the three months ended March 28, 2026 and March 29, 2025, respectively.

(4)	Includes $(1.3) million and $3.5 million in net realized and unrealized foreign currency transaction (losses) gains in the three months ended March 28, 2026 and March 29, 2025, respectively.
(5)	Includes $1.5 million and $0.9 million in interest income in the three months ended March 28, 2026 and March 29, 2025, respectively.

Liquidity and Capital Resources
ATM Program
We no longer satisfy the eligibility requirements for use of a registration statement on Form S-3 and, as a result, are unable to access our ATM Program.

Convertible Notes and Exchange Offer
In 2021, we issued a total of $1.15 billion aggregate principal amount of 2027 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). For a discussion about the 2027 Notes, see Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
In connection with the Exchange Offer, we issued a total of (i) $209,721,000 in aggregate principal amount of 2030 Notes (inclusive of $12.5 million in aggregate principal amount of 2030 Notes as payment of the SteerCo Premium) and (ii) 317,834,446 New Shares. The tendered and accepted 2027 Notes together represented 97.44% of the aggregate principal amount of 2027 Notes outstanding prior to the Exchange Offer. As of March 28, 2026 and December 31, 2025, $29,459,000 in aggregate principal amount of the 2027 Notes remained outstanding. In addition, in connection with the Exchange Offer, we completed the Consent Solicitation and entered into a supplemental indenture (the “Supplemental Indenture”) to the 2027 Notes Indenture with U.S. Bank, National Association, as trustee (the “2027 Notes Trustee”). The Supplemental Indenture eliminated substantially all of the restrictive covenants in the 2027 Notes Indenture as well as certain events of default and related provisions applicable to the 2027 Notes.
We issued the 2030 Notes pursuant to the 2030 Notes Indenture dated as of October 15, 2025, by and between us and Wilmington Trust, National Association, as trustee (in such capacity, the “Trustee”) and collateral agent (in such capacity, the “Collateral Agent”). The 2030 Notes are our secured, second lien obligations. The 2030 Notes will mature on October 15, 2030, unless earlier redeemed, converted, equitized or repurchased in accordance with the terms of the 2030 Notes. The 2030 Notes bear interest at a rate of 7.00% per annum from October 15, 2025 (the “Early Settlement Date”), which interest may be paid in cash or, subject to certain limitations, in shares of common stock. At our option, interest on the 2030 Notes may be accrued and compounded in whole or in part for any interest period as “payment-in-kind” interest at a rate of 9.50% per annum from the Early Settlement Date. We have used the PIK option for the 2030 Notes and expect to elect the PIK option through the term of the 2030 Notes. The initial conversion rate for the 2030 Notes is 572.7784 shares of our common stock per $1,000 principal amount of the 2030 Notes, which represents a conversion price of approximately $1.7459 per share of our common stock. The conversion rate will be increased for conversions occurring prior to October 15, 2028 to reflect a “make-whole” premium, payable in the form of shares of common stock, to compensate holders for interest that would have been payable to such date. We are permitted to satisfy our obligations under the 2030 Notes with any settlement method we are otherwise permitted to elect, including by physical settlement of shares of common stock. The 2030 Notes are convertible at any time prior to the close of business on the second trading day immediately preceding the maturity date. Under certain circumstances and subject to conditions set forth in the 2030 Notes Indenture, we may elect to redeem, equitize or force a mandatory conversion of the 2030 Notes.
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
The 2030 Notes Indenture includes incurrence based negative covenants, including but not limited to, limitations on debt, limitations on liens, limitations on investments, limitations on mergers, consolidations, and sales of all or substantially all assets, limitations on transactions with affiliates, limitations on restricted payments, limitations on asset sales, limitations on dividends and other payment restrictions affecting any direct or indirect subsidiaries, limitations on future guarantees by subsidiaries without such subsidiaries also guaranteeing the 2030 Notes, limitations on disposals of assets, limitations on impairment of security and restrictions on certain liability management priming transactions with respect to the 2030 Notes. The 2030 Notes Indenture also includes a covenant requiring minimum liquidity of $15.0 million, to be tested quarterly, a covenant that limits our ability to repurchase, redeem, retire, exchange or otherwise acquire the 2027 Notes other than pursuant to the prices and other conditions to be set forth in the 2030 Notes Indenture and a cap of $60.0 million on the amount of cash that can be used to repay the 2027 Notes at the maturity of such notes, subject to increase to the extent of any equity raises by us. See Part I, Item 1A, Risk Factors— Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital—Risks Our significant indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our outstanding indebtedness, in our 2025 10-K.
In the event of certain “fundamental changes,” including without limitation, if our common stock is delisted, under the terms of the applicable indenture, we are required to offer to repurchase all of the outstanding Notes for cash at a repurchase price equal to 100% of the aggregate principal amount of the Notes then outstanding plus accrued and unpaid interest and if such “fundamental change” constitutes a Make-Whole Fundamental Change (as defined in the applicable indenture), then we may be required to temporarily increase the conversion rate for such Notes. On March 4, 2026, we received a deficiency notice from Nasdaq regarding the minimum bid price requirement, which, if not satisfied, could result in the delisting of our common stock from The Nasdaq Global Select Market. We will continue to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the minimum bid price requirement, including initiating a reverse stock split. For additional information, see Part II, Item 5 and the related discussion in Part I, Item 1A, Risk Factors, in our 2025 10-K.
The carrying amount of the liability for the 2030 Notes as of March 28, 2026 and December 31, 2025 was $300.5 million and $308.4 million, respectively, net of debt discount discussed below, which represents the issuance date principal amount plus the undiscounted future cash flows using the PIK election, including any amounts contingently payable, and amounts reduced, on a pro rata basis, from partial conversion settlements we completed during the period, offset by amortization of the debt discount. The Exchange Offer was accounted for as a troubled debt restructuring (“TDR”), which requires us to recognize the entire amount of the future undiscounted cash flows as a liability at the closing of the Exchange Offer. As of December 31, 2025, issuance costs related to the 2030 Notes were approximately $38.2 million, of which $6.5 million were attributable to legal fees and other direct costs incurred in granting equity interest (issuing New Shares) and $31.7 million were attributable to legal fees and other direct costs incurred to effect the TDR under ASC 470-60, “Debt—Troubled Debt Restructurings by Debtors.” The equity-related costs reduced the initial carrying amount of the equity interest issued and the non-equity costs incurred in the TDR were recorded as approximately $14.1 million included in selling, general and administrative expenses and approximately $17.6 million as a reduction to the gain on debt restructuring, net of exchange fees, included in our consolidated statements of operations. In addition, in connection with the Exchange Offer, approximately $5.4 million of remaining unamortized debt costs from the 2027 Notes were written off and included as a reduction to the gain on debt restructuring, net of exchange fees, included in our consolidated statements of operations.
The 2030 Notes contain certain embedded derivatives that require bifurcation and separate accounting from the debt host pursuant to ASC 815, “Derivatives and Hedging” (“ASC 815”), including separate valuations of fair value for those derivatives both at the issuance date and at the end of subsequent reporting periods thereafter until the derivatives expire, are canceled or the debt is no longer outstanding. We accounted for the bifurcated derivative instruments as a single, combined derivative instrument (the “2030 Notes Embedded Derivative”). Accordingly, the fair value of the 2030 Notes Embedded Derivative at the issuance date was $26.9 million, recorded as a debt discount to the 2030 Notes and is being amortized to interest expense over the term of the debt, adjusted by the pro rata reductions of the debt discount from settlements of the 2030 Notes during the period. In the three months ended March 28, 2026, pursuant to the 2030 Notes Indenture, the Company issued 5,315,857 Conversion Shares to certain holders of the 2030 Notes upon the conversion by such holders of $6.2 million in aggregate principal amount of 2030 Notes into shares of the Company’s common stock. For the three months ended March 28, 2026, we recognized $1.3 million in interest expense related to the amortization of this discount. Furthermore, the reduction in fair value of the 2030 Notes Embedded Derivative from December 31, 2025 to March 28, 2026 was $11.9 million and recognized in our unaudited condensed consolidated statement of operations. As of March 28, 2026, the 2030 Notes Embedded Derivative liability was $26.1 million. See Note 2,Summary of Significant Accounting Policies—Valuation of 2030 Notes Embedded Derivative, and Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Subsequent to the three months ended March 28, 2026, there were additional conversions of the 2030 Notes resulting in additional Anti-Dilution Increases. See Note 15, Subsequent Events, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
Among other things, the Loan and Security Agreement includes covenants that (i) require us to maintain liquidity of at least $15.0 million, (ii) do not permit our cash interest payments due under all of the Loan Parties’ subordinated debt and unsecured debt for borrowed money for any fiscal year, in the aggregate, to exceed $20.0 million, and (iii) cap the amount of cash that can be used to repay the 2027 Notes at their maturity at $60.0 million, subject to increase to the extent of any equity raises. The Loan and Security Agreement also contains covenants that restrict the ability of the Loan Parties and certain of their subsidiaries to make dividends or distributions, incur additional debt (including subordinated debt), engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change their businesses or make investments. The Loan and Security Agreement also contains change of control provisions that could have the effect of delaying or preventing an otherwise beneficial takeover of the Company. See Part I, Item 1A, Risk Factors— Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital—Risks Our significant indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our outstanding indebtedness, in our 2025 10-K.
In connection with the Loan and Security Agreement, on May 7, 2025, we also entered into a warrant agreement with the Lenders (the “Warrant Agreement”) setting forth the rights and obligations of us and the Lenders, as holders, in connection with Warrants representing the right to purchase up to, in the aggregate, 9,558,635 shares of our common stock (the “Maximum Warrant Share Amount”) at an initial exercise price of $3.26 per share calculated based on the terms of the Warrant Agreement. The Loan and Security Agreement provides that, at each funding date of any Delayed Draw Term Loan, we would execute and deliver to the applicable Lenders Warrants representing the pro rata portion of the Maximum Warrant Share Amount based on the amount of the Delayed Draw Term Loan provided by such Lender on the date thereof. We agreed to provide certain customary registration rights with respect to the resale of shares of common stock underlying Warrants held by or issuable to the holders from time to time and we subsequently registered for resale on Form S-3 the 9,558,635 shares of common stock underlying the Warrants. The Warrant Agreement also contains customary indemnity, exculpation and contribution obligations in connection with such registration.
On June 26, 2025 and September 18, 2025, at our request, Unprocessed Foods, as the sole Lender at such time, made Delayed Draw Term Loans to us in the principal amounts of $40.0 million (the “Initial Draw”) and $60.0 million (the “Second Draw”), respectively. We plan to use the proceeds from such Delayed Draw Term Loans for general corporate purposes.
On June 26, 2025, in connection with the Initial Draw, we issued to Unprocessed Foods Warrants to purchase 3,823,454 shares of common stock with an initial exercise price of $3.26 per share, a fair value per share of $2.09 and an aggregate fair value of approximately $8.0 million. On September 18, 2025, in connection with the Second Draw, we issued to Unprocessed Foods Warrants to purchase 5,735,181 shares of common stock with an exercise price of $3.26 per share, that were previously held as contingently issuable Warrants. See Note 2, Summary of Significant Accounting Policies and Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
As of March 28, 2026 and December 31, 2025, we had drawn the entire $100.0 million and had no amount available under the Delayed Draw Term Loan Facility. The aggregate fair value of the Warrants was initially recorded as a discount to the debt under the Delayed Draw Term Loans and is being amortized to interest expense using the effective interest rate method. The unamortized portion of the Warrants discount was $19.1 million and $19.5 million as of March 28, 2026 and December 31, 2025, respectively. As of March 28,

2026 and December 31, 2025, issuance costs comprised of legal fees and other direct costs of $6.9 million and $7.2 million, respectively, in connection with the Loan and Security Agreement were recorded as a debt discount against the $100.0 million principal amount of the Delayed Draw Term Loans in our unaudited condensed consolidated balance sheet and is being amortized to interest expense using the effective interest rate method.
As of March 28, 2026 and December 31, 2025, we were in compliance with the covenants of the Loan and Security Agreement. However, because we failed to timely deliver to the lender by March 31, 2026 certain audited annual financial statements for our fiscal year ended December 31, 2025, as required by the terms of the Loan and Security Agreement, we were in default and provided notice thereof to the lender as required. Upon the filing of our 2025 Form 10-K filed with the SEC on April 9, 2026 containing such audited annual financial statements, and delivery to the lender of certain other documents required to be delivered concurrently, such default was remedied and we regained compliance with the covenants of the Loan and Security Agreement.
Liquidity Outlook
Our cash from operations has been and could continue to be, affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part I, Item 1A, Risk Factors, in our 2025 10-K and in Part II, Item 1A, Risk Factors and Note Regarding Forward-Looking Statements included elsewhere in this report. In addition, inflation, tariffs, high interest rates in certain geographic regions, overall economic conditions and concerns about ongoing hostilities in Eastern Europe and the Middle East, among other factors, have led to increased disruption and volatility in capital markets and credit markets generally, which could adversely affect our ability to access capital resources in the future and potentially harm our liquidity outlook.
We have a history of losses and negative cash flows from operating activities. We have experienced net losses in almost every period since our inception. Net loss in the three months ended March 28, 2026 and March 29, 2025 was $28.5 million and $61.1 million, respectively, as persistent weak demand in the plant-based meat category and for our products, changes in product sales mix and distribution losses in certain channels, among other things, resulted in declines in our net revenues that we were unable to offset with commensurate cost reductions. Loss from operations in the three months ended March 28, 2026 and March 29, 2025 was $41.1 million and $64.4 million, respectively. In the three months ended March 28, 2026 and March 29, 2025, we incurred negative cash flows from operating activities of $(5.0) million and $(26.1) million, respectively. While we are implementing a business plan focused on achieving sustainable, profitable operations over time, including the strategic initiatives described elsewhere in this report, we expect that we will continue to operate at a loss for the foreseeable future. As part of our current business plan, we intend to continue to reduce operating expenses and utilize inventory management to reduce working capital, while investing in capital projects at our production facilities to reduce production costs.
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
Given that we continue to incur losses from operations and negative cash flows from operating activities, we may seek to raise additional capital in the future through the issuance of additional equity and/or debt securities, and/or incur other indebtedness, some or all of which may, subject to the covenants in the agreements governing our indebtedness, be secured, to continue to fund our operations and repay our indebtedness. Any such capital raises through the issuance of equity and/or debt securities, could result in additional dilution to our existing stockholders and may negatively impact the market price of our common stock. Any issuance of additional equity or debt securities may be for cash or in exchange for any of our outstanding convertible notes, which could have a highly dilutive effect on current stockholders and could negatively affect the trading price of our common stock. Similarly, if the Lenders exercise their Warrants pursuant to the Warrant Agreement, the resulting issuance of our common stock to such Lenders would have a dilutive effect on our current stockholders and could negatively affect the trading price of our common stock. In addition, any such potential financings may result in the imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. For example, the Loan and Security Agreement and the indenture governing the 2030 Notes contain covenants that restrict our ability to engage in certain transactions and could limit our ability to raise additional financing. See Liquidity Loan and Security Agreement; Warrant Agreement above. Furthermore, any securities issued pursuant to potential financings may include rights that are senior to our shares of common stock. However, we cannot assure you that we will be able to successfully raise additional funds for the amounts needed or when needed, or on terms commercially acceptable, if at all. Our inability to raise required capital in the future would have a material adverse effect on our business, financial condition and results of operations. See Part I, Item 1A, Risk Factors—Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital, in our 2025 10-K. Our cash requirements under our significant contractual obligations and commitments are listed below in the section titled Contractual Obligations and Commitments.
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
We no longer satisfy the eligibility requirements for use of a registration statement on Form S-3 and, as a result, are unable to access our ATM Program.
On May 7, 2025, we entered into the Loan and Security Agreement, which provides for a new first-lien senior secured debt in an aggregate principal amount of up to $100.0 million. On June 26, 2025 and September 18, 2025, at our request, Unprocessed Foods, as the sole Lender at such time, made Delayed Draw Term Loans to us in the principal amounts of $40.0 million and $60.0 million, respectively. We plan to use the proceeds from such Delayed Draw Term Loans for general corporate purposes. As of March 28, 2026 and December 31, 2025, we had outstanding borrowings of $100.0 million and had $0 available under the Delayed Draw Term Loan Facility. As of March 28, 2026 and December 31, 2025, we had $107.7 and $104.6 million, respectively, in Delayed Draw Term Loans outstanding, including PIK interest, which is included in Delayed draw term loans, net, in our unaudited condensed consolidated balance sheets. See Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
As of March 28, 2026, we had $191.0 million in unrestricted cash and cash equivalents and $14.8 million in restricted cash, which was comprised of $12.6 million to secure the letter of credit delivered to our Landlord as security for the performance of our obligations under our Campus Lease, $1.2 million to secure the letter of credit associated with a third party contract manufacturer in Europe and $1.0 million to secure the letter of credit associated with our Sales Agreement with Roquette to purchase pea protein. As of March 28, 2026 and December 31, 2025, $10.4 million and $9.3 million, respectively, of the restricted cash was included in Restricted cash, non-current.

Cash Flows
The following table presents the major components of net cash flows used in operating, investing and financing activities for the periods indicated.

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
Cash used in:
Operating activities	$(5,028)	$(26,146)
Investing activities	$(1,782)	$(4,137)
Financing activities	$(4,497)	$(589)
Net Cash Used in Operating Activities
In the three months ended March 28, 2026, we incurred a net loss of $28.5 million, which was the primary reason for net cash used in operating activities of $5.0 million. Net cash inflows from changes in our operating assets and liabilities were $22.3 million, primarily due to a decrease in all major classes of inventories resulting from our focus on inventory reduction, decrease in prepaid expenses and other current assets, and an increase in accounts payable from the timing of payments of vendor invoices; and an increase in accrued expenses and other current liabilities. In addition, significant non-cash items to reconcile net loss to net cash used in operating activities included a reduction in derivative liability, gain on debt extinguishment, and a reduction in common stock warrant liabilities, depreciation and amortization expense, including accelerated depreciation recorded resulting from the cessation of our operational activities in China, and share-based compensation expense.
In the three months ended March 29, 2025, we incurred a net loss of $61.1 million, which was the primary reason for net cash used in operating activities of $26.1 million. Net cash inflows from changes in our operating assets and liabilities were $22.1 million, primarily due to an increase in accounts payable from timing of payments of vendor invoices; a decrease in overall inventory levels due to ongoing efforts to optimize working capital; an increase in accrued expenses and other current liabilities from an increase in accruals; an increase in VAT prepayments on EU purchases; an increase in prepayments for ingredients and marketing services; an increase in accounts receivable balances due to a decrease in billings to customers; an increase in prepaid lease costs, non-current due to lease payments towards unoccupied phases of our Campus Headquarters facility for which leases have not yet commenced; and a decrease in operating lease liabilities due to a reduction in new leases entered into. Net loss in the three months ended March 29, 2025, included $12.9 million in non-cash expenses comprised of depreciation and amortization expense, including accelerated depreciation recorded resulting from the suspension of our operational activities in China, share-based compensation expense, non-cash lease expense and amortization of convertible debt issuance costs and unrealized gains on foreign currency exchange transactions.
In the three months ended March 28, 2026 and March 29, 2025, depreciation and amortization expense was $6.8 million and $7.4 million, respectively, including $0.5 million and $1.5 million, respectively, in accelerated depreciation related to the reassessment of the useful lives of certain assets in China resulting from the cessation of our operational activities in China.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our investments in property, plant and equipment, offset by proceeds from sales of certain fixed assets.
In the three months ended March 28, 2026, net cash used in investing activities was $1.8 million and consisted of $2.5 million in cash outflows for purchases of property, plant and equipment, primarily driven by investments in production equipment and facilities, and $0.3 million in cash outflows for payment of security deposits, partially offset by $1.0 million in proceeds from sales of certain fixed assets.
In the three months ended March 29, 2025, net cash used in investing activities was $4.1 million and consisted of $4.5 million in cash outflows for purchases of property, plant and equipment, primarily driven by investments in production equipment and facilities, partially offset by $0.3 million in proceeds from sales of certain fixed assets.
Net Cash Used in Financing Activities
In the three months ended March 28, 2026, net cash used by financing activities was $4.5 million, primarily from cash outflows of $2.7 million in payments of minimum withholding taxes on net share settlement of equity awards, $0.9 million in prepayments for non-commenced finance leases and $0.8 million in payments under finance lease obligations. In the unaudited condensed consolidated statement of cash flows rent prepayments are presented as operating or financing activity depending on the expected classification of lease after lease commencement.
In the three months ended March 29, 2025, net cash used in financing activities was $0.6 million, primarily from $0.2 million in payments under finance lease obligations, $0.2 million in payments of minimum withholding taxes on net share settlement of equity awards and $0.1 million in debt issuance costs.
Contractual Obligations and Commitments
There have been no significant changes during the three months ended March 28, 2026 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the 2025 10-K, other than the following:
Debt Obligations
In March 2021, we issued a total of $1.15 billion aggregate principal amount of 2027 Notes. The proceeds from the issuance of the 2027 Notes were approximately $1.0 billion, net of capped call transaction costs of $84.0 million and debt issuance costs totaling $23.6 million. In connection with the Exchange Offer, we issued a total of (i) $209,721,000 in aggregate principal amount of 2030 Notes (inclusive of $12.5 million in aggregate principal amount of 2030 Notes as payment of the SteerCo Premium) and (ii) 317,834,446 New Shares. The tendered and accepted 2027 Notes together represented 97.44% of the aggregate principal amount of 2027 Notes outstanding prior to the Exchange Offer. As of March 28, 2026 and December 31, 2025, $29,459,000 in aggregate principal amount of the 2027 Notes remained outstanding. The carrying amount of the liability for the 2030 Notes as of March 28, 2026 and December 31, 2025, was $300.5 million and $308.4 million, respectively, net of debt discount, which represents the issuance date principal amount plus the undiscounted future cash flows using the PIK election, including any amounts contingently payable that we recognized on the completion of the Exchange Offer and is included in 2030 Notes, net, under Long-term liabilities in our unaudited condensed consolidated balance sheet. The Company expects to continue to make the PIK election throughout the term of the 2030 Notes. See Liquidity and Capital Resources—Convertible Notes and Exchange Offer above and Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
In the fourth quarter of 2025, we commenced the Exchange Offer to exchange any and all of the 2027 Notes for a pro rata portion of (i) up to $202.5 million in aggregate principal amount of 2030 Notes and (ii) up to 326,190,370 New Shares. See Liquidity and Capital Resources—Convertible Notes and Exchange Offer above.
On May 7, 2025, we entered into the Loan and Security Agreement with the Lenders and certain of our subsidiaries, as guarantors, pursuant to which the Lenders agreed to provide for the Delayed Draw Term Loan Facility in an aggregate principal amount of up to $100.0 million. In connection with the Loan and Security

Agreement, we also entered into the Warrant Agreement relating to the issuance of the Warrants that grant the Lenders the right to purchase up to, in the aggregate, 9,558,635 shares of our common stock. The Loan and Security Agreement provides that, at each funding date of any Delayed Draw Term Loan, we would execute and deliver to the applicable Lenders Warrants representing the pro rata portion of the Maximum Warrant Share Amount based on the amount of the Delayed Draw Term Loan provided by such Lender on the date thereof. On June 26, 2025 and September 18, 2025, at our request, Unprocessed Foods, as the sole Lender at such time, made Delayed Draw Term Loans to us in the principal amounts of $40.0 million and $60.0 million, respectively. See Liquidity and Capital Resources—Loan and Security Agreement; Warrant Agreement above, and Note 1, Introduction, Note 2, Summary of Significant Accounting Policies, and Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Leases
We paid $0.9 million and $8.3 million in rent prepayments and payments towards construction costs of the Campus Headquarters in the three months ended March 28, 2026 and year ended December 31, 2025, respectively. See Note 4, Leases and Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
China Investment and Lease Agreement
In 2020, we and our subsidiary, BYND JX, entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX has agreed to make certain investments in the JXEDZ in two phases of development, and we have agreed to guarantee certain repayment obligations of BYND JX under such agreement. As of March 28, 2026, we had invested $22.5 million as the registered capital of BYND JX that included $0.5 million to fund the cessation of its operational activities in China, and advanced $20.0 million to BYND JX. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
During Phase 1, we agreed to invest $10.0 million as the registered capital of BYND JX in the JXEDZ through intercompany investment in BYND JX. and BYND JX agreed to lease a facility in the JXEDZ for a minimum of  two years. In connection with such agreement, BYND JX entered into a factory leasing contract with a JXEDZ company, pursuant to which BYND JX agreed to lease and renovate a facility in the JXEDZ and lease it for a minimum of  two years. In 2022, the lease was amended to extend the term for an additional five years without rent escalation. On February 24, 2025, as part of our Global Operations Review, our board of directors approved a plan to suspend our operational activities in China, which ceased as of the end of 2025. As of March 28, 2026, we continued to use this facility in its process of winding down the operational activities in China and have notified the landlord of our intention to terminate the lease at the end of June 2026.
The Planet Partnership
In 2021, we entered into TPP, a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack products made from plant-based protein. In the three months ended March 28, 2026 and March 29, 2025, we recognized our share of the loss in TPP in the amount of $16,000 and $11,000, respectively. As of March 28, 2026 and December 31, 2025, we had contributed our share of the investment in TPP in the amount of $27.6 million. See Note 10, Commitments and Contingencies, and Note 13, Related Party Transactions, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
On March 28, 2026, we and Roquette Frères (“Roquette”) entered into a Sales Agreement (the “Sales Agreement”) pursuant to which Roquette will provide us with pea protein. The Sales Agreement expires on December 31, 2027, subject to extension or early termination under certain circumstances. The Sales Agreement provides for pea protein to be supplied by Roquette in each of 2026 and 2027, on a purchase order basis per specified minimum annual base quantities, subject to periodic adjustment based on our binding forecasted requirements throughout the term. We are not required to purchase and Roquette is not required to deliver pea protein in amounts in excess of such specified minimum annual quantities. The total annual amount purchased each year by us must be at least the minimum amount specified in the Sales Agreement, which totals in the aggregate approximately $23.5 million (subject to annual inflationary and exchange rate adjustments) over the term of the Sales Agreement. If we do not purchase the applicable minimum annual quantities, we will be required to pay Roquette liquidated damages calculated as a percentage of the amount we would have been required to pay for the unpurchased volumes in the relevant year, subject to roll over of a portion of unpurchased volumes from year to year. The Sales Agreement requires us to procure a $1.0 million standby letter of credit to secure our payment obligations thereunder and also provides for us and Roquette to indemnify one another in certain circumstances. We procured a $1.0 million standby letter of credit to secure our payment obligations under the Sales Agreement. In accordance with the Sales Agreement, we included the $1.0 million standby letter of credit requirement as Restricted cash, non-current as of March 28, 2026. As of March 28, 2026, pursuant to the Sales Agreement, we had committed to purchase pea protein inventory totaling $23.5 million, of which $11.8 million is expected to be purchased in 2026 and $11.7 million in 2027.
As of March 28, 2026, we had $3.8 million in outstanding purchase order commitments for capital expenditures primarily to purchase property, plant and equipment including machinery and equipment, payments for which will be due within twelve months of March 28, 2026.
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

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain. Therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates and assumptions. See Note 2, Summary of Significant Accounting Policies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report for information about these critical accounting policies as well as a description of our other accounting policies.
There have been no material changes in our critical accounting policies during the three months ended March 28, 2026, compared to those disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, in our 2025 10-K.
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
Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling the performance obligation. Sales and other taxes we collect concurrently with the sale of products are excluded from revenue. Our normal payment terms vary by the type and location of our customers and the products offered. The time between invoicing and when payment is due is not significant. None of our customer contracts as of March 28, 2026 contains a significant financing component.
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
We consider all of our long-lived assets to represent a single entity-wide asset group for the purpose of long-lived asset impairment assessment, excluding those sublease assets associated with the Varda Sublease (as described in Note 4, Leases, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report). Management considers the subleased portion of the lease assets to represent a separate asset group, as these assets generate identifiable cash flows that are largely independent from the remainder of the entity-wide assets.
Fair values for the entity-wide asset group are estimated using the market approach and the income approach is utilized for the sublease asset group. The significant assumptions used in estimating the fair value under the market approach relate to relevant market-based transactions and selected control premium. The significant assumptions used in estimated fair value under the income approach relate to forecasted cash flows, and the selected discount rate used in the discounted cash flow model under the income approach. The fair value of Property, plant and equipment is estimated using the replacement cost method, which is based on the cost to acquire a comparable asset in current market conditions, adjusted for accumulated economic depreciation and an in-utility adjustment to account for the loss of service potential not reflected by physical depreciation. The fair value of the right-of-use lease assets and prepaid lease costs, non-current are estimated using an income approach based on market-based rental rates for the relevant markets and property types and the selected discount rate. Significant assumptions used include estimated sublease payments, a period of vacancy before the sublease commences and expenses incurred to sublease the space.
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
The Delayed Draw Term Loans borrowed under the Loan and Security Agreement mature on the Initial Maturity Date, which date may be extended by us, with the relevant Lenders’ consent, to no later than May 7, 2035. On June 26, 2025 and September 18, 2025, at our request, Unprocessed Foods, as the sole Lender at such times, made Delayed Draw Term Loans to us in the principal amounts of $40.0 million and $60.0 million, respectively. As of March 28, 2026 and December 31, 2025, we had $107.7 million and $104.6 million, respectively, in Delayed Draw Term Loans outstanding, including accrued PIK interest, which is included in Delayed draw term loans, net in our consolidated balance sheet, and have no amounts available to borrow.
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
Among other things, the Loan and Security Agreement includes covenants that (i) require us to maintain liquidity of at least $15.0 million, (ii) do not permit our cash interest payments due under all of the Loan Parties’ subordinated debt and unsecured debt for borrowed money for any fiscal year of the Company, in the aggregate, to exceed $20.0 million, and (iii) cap the amount of cash that can be used to repay the 2027 Notes at maturity at $60.0 million, subject to increase to the extent of any equity raises by the Company. The Loan and Security Agreement also contains covenants that restrict the ability of the Loan Parties and certain of their subsidiaries to make dividends or distributions, incur additional debt (including subordinated debt), engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change their businesses or make investments. The Loan and Security Agreement also contains change of control provisions that could have the effect of delaying or preventing an otherwise beneficial takeover of the Company. On October 15, 2025, in connection with the Exchange Offer, we entered into (1) the First Amendment to LSA with Unprocessed Foods, which, among other things, added cross defaults to the Loan and Security Agreement related to events of default under other debt secured by a second priority security interest and certain secured debt for borrowed money and (2) the Intercreditor Agreement with Unprocessed Foods and the Collateral Agent under the 2030 Notes, which, among other things, provides for the relative priorities of the security interests in the assets securing the 2030 Notes, the loans pursuant to the Loan and Security Agreement and certain of our additional debt, and certain other matters relating to the administration of security interests. The terms of the Intercreditor Agreement expressly subordinate, in right of payment and in liens, the obligations under the 2030 Notes to the obligations under the Loan and Security Agreement. See Note 7, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements

included elsewhere in this report. As of March 28, 2026 and December 31, 2025, we had outstanding borrowings of $100.0 million and had $0 available under the Delayed Draw Term Loan Facility.
Ingredient Risk
We are exposed to risk related to the price and availability of our ingredients because our profitability is dependent on, among other things, our ability to anticipate and react to raw material and food costs. Currently, the main ingredient we use in many of our products is pea protein, which is sourced from peas grown in Canada, France and the United States, with the majority of our pea protein volume sourced from Canada. The prices of pea protein and other ingredients we use, such as avocado oil, are subject to many factors beyond our control, such as the number and size of farms that grow yellow peas, the vagaries of the farming businesses, including poor harvests due to adverse weather conditions, natural disasters and pestilence, and changes in national and world economic conditions. The markets for some of the ingredients we use, such as avocado oil, may be particularly volatile due to factors such as limited supply sources, crop yield, seasonal shifts, climate conditions, industry demand, including as a result of food safety concerns, product recalls and government regulations. For additional information, see Part I, Item 1A, Risk Factors—Risks Related to Our Business—Because we rely on a limited number of third party suppliers, we may not be able to obtain raw materials on a timely basis or in sufficient quantities at competitive prices to produce our products or meet the demand for our products, in our 2025 10-K.
In addition, we purchase some ingredients and other materials offshore, and the price and availability of such ingredients and materials may be affected by political events or other conditions in these countries or tariffs or trade wars. For example, the United States has recently signaled its intention to change U.S. trade policy, including potentially renegotiating or terminating existing trade agreements and leveraging tariffs. The imposition of new or increased tariffs could materially and adversely affect the accessibility or affordability of our ingredients and, in turn, our business, financial condition and results of operations. For additional information, see Part I, Item 1A, Risk Factors—Risks Related to Our Business—Disruptions in the worldwide economy, including an economic recession, downturn, changes to trade policies, periods of rising or high inflation or economic uncertainty and volatility, have adversely affected and may continue to adversely affect our business, results of operations and financial condition, in our 2025 10-K
In the three months ended March 28, 2026, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $0.4 million, or a decrease of approximately $0.4 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials. As of March 28, 2026, we entered into a multi-year sales agreement with Roquette for the supply of pea protein, which expires in December 2027, subject to extension or early termination under certain circumstances. See Note 10, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Foreign Currency Risk
We are exposed to foreign currency exchange risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location's functional currency. Our foreign entities use their local currency as the functional currency. For these entities, we translate net assets into U.S. dollars at period end exchange rates, while revenue and expense accounts are translated at average exchange rates prevailing during the periods being reported. Resulting foreign currency translation adjustments are included in Accumulated other comprehensive income and foreign currency transaction gains and losses are included in Other, net. Foreign currency transaction gains and losses on long-term intra-entity transactions are recorded as a component of Other comprehensive loss. Foreign currency transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency transaction gains and losses that impact our results of operations.

Our foreign currency exchange risk is primarily related to our intercompany balances denominated in various foreign currencies. We have exposure to the European Euro and the Chinese Yuan.
Foreign currency translation gain (loss), net of tax, reported as cumulative translation adjustment through Other comprehensive income (loss), net of tax were $0.4 million and $(1.0) million in the three months ended March 28, 2026 and March 29, 2025, respectively. Net realized and unrealized foreign currency transaction (losses) gains included in Other, net were $(1.3) million and $3.5 million in the three months ended March 28, 2026 and March 29, 2025, respectively.
Based on the intercompany balances as of March 28, 2026, an assumed 5% or 10% adverse change to foreign currency exchange rates would result in a loss of approximately $5.7 million or $11.4 million, respectively, recorded in Other, net in the three months ended March 28, 2026.
Inflation Risk
Although we have seen inflation in certain raw materials, and in the cost of logistics and labor, we do not believe that inflation has had a material effect on the costs of our inputs to date. Although difficult to quantify, we believe inflation is likely having an adverse effect on our end customers’ ability to purchase our products, resulting in decreased sales. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition. For additional information, see Part I, Item 1A, Risk Factors—Risks Related to Our Business—Inflationary price pressures of raw materials, labor, transportation, fuel or other inputs used by us and our suppliers, including the effects of high interest rates, has negatively impacted, and could continue to negatively impact our business and results of operations, in our 2025 10-K.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and other procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 28, 2026, due to the previously identified material weaknesses in internal control over financial reporting described below, which have not been remediated.
Notwithstanding the identified material weaknesses, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with accounting principles generally accepted in the United States of America. Management does not anticipate making any adjustments to its previously issued financial statements.
Previously Identified Material Weaknesses in Internal Control Over Financial Reporting
Management determined that the material weaknesses previously disclosed in Part II, Item 9A Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2025, continue to exist as of March 28, 2026.
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
Remediation Plans for Previously Identified Material Weaknesses
There were no material changes to the remediation plans described in our Annual Report on Form 10-K for the year ended December 31, 2025 during the quarter ended March 28, 2026. The Company is implementing the following remediation plan:
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
•Implementation of a formalized quarterly control process to identify and evaluate complex and non-routine transactions, including:
◦◦identification and scoping of non-routine and complex transactions;

◦◦assessment of financial reporting implications;
◦◦evaluation of the need for external specialists;
◦◦review of technical accounting analyses and conclusions;
◦◦documentation of management’s conclusions, including rationale for any differences from external advisor recommendations; and
◦◦enhancement of management review controls, including defined review criteria, required documentation, and evidence of review of complex and non-routine transactions.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than ongoing remediation efforts related to the previously identified material weaknesses.
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

Part II. Other Information
ITEM 1. LEGAL PROCEEDINGS.
We are subject to various legal proceedings and claims that arise in the ordinary course of our business. The Company establishes an accrued liability for legal matters when those matters present loss contingencies that are both probable and estimable. No loss contingency is recorded for matters where such losses are either not probable or reasonably estimable (or both). For a description of our material pending legal proceedings, please see Note 10, Commitments and Contingencies—Litigation, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. Although it is reasonably possible that actual losses could be in excess of the Company’s accrual, the Company is unable to estimate a reasonably possible loss or range of loss in excess of its accrual, due to various reasons, including, among others, that: (i) the proceedings are in early stages or no claims have been asserted, (ii) specific damages have not been sought in all of these matters, (iii) damages, if asserted, are considered unsupported and/or exaggerated, (iv) there is uncertainty as to the outcome of pending appeals, motions or settlements, (v) there are significant factual issues to be resolved, and/or (vi) there are novel legal issues or unsettled legal theories presented. It is not possible to predict the ultimate outcome of all pending legal proceedings, and some of the matters discussed elsewhere in this report seek or may seek potentially large and/or indeterminate amounts. Any such loss or excess loss could have a material effect on the Company’s business, financial condition, results of operations or cash flows. The final results of any current or future proceeding cannot be predicted with certainty, and until there is final resolution on any such matter that we may be required to accrue for, we may be exposed to loss in excess of the amount accrued. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors, in our 2025 10-K, as updated and supplemented below and in our subsequent filings. These risks could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or future results.
Risk Factors
Risks Related to Our Business
Our strategic repositioning to “Beyond The Plant Protein Company” may not be successful, and our failure to effectively execute or realize the anticipated benefits of this strategy could have a material adverse effect on our business, brand, financial condition, results of operations and cash flows.
In April 2026, we announced a strategic repositioning of our brand to “Beyond The Plant Protein Company,” under which we are expanding beyond our plant-based meat products into a broader portfolio of plant-based protein offerings across multiple categories and adjacencies, including products like Beyond Immerse, our first functional beverage line of sparkling plant-based protein drinks. This repositioning is intended to address prolonged weakness and category contraction in the traditional plant-based meat segment by leveraging our plant-based protein expertise, technology platform and brand to pursue new growth opportunities. However, this shift involves significant strategic, operational, and financial risks and uncertainties. We may not successfully reposition our brand in the minds of consumers, retailers or distributors, or we may fail to achieve meaningful consumer acceptance or incremental demand for a broader set of plant-based protein products. The repositioning may require substantial management time and financial resources that could otherwise be allocated to optimizing our plant-based meat products, our cost structure or addressing ongoing category headwinds. These risks are heightened in light of our history of net losses and negative cash flows from operations, which may limit our ability to fund the repositioning strategy or absorb the financial impact of an unsuccessful transition. See the risk factors related to our liquidity and capital resources discussed in our 2025 10-K.
Execution of the repositioning strategy could also result in brand dilution or confusion if consumers do not associate our expanded portfolio with the same quality, taste or values as our plant-based meat products. We may encounter challenges in integrating new product lines, managing channel conflicts, forecasting demand across disparate categories, or achieving targeted margins and returns on investment in adjacencies that have different competitive dynamics, supply chains, regulatory requirements and consumer usage occasions than our plant-based meat product offerings. If the strategy does not reverse or sufficiently mitigate the multi-year decline in demand for plant-based meat, or if it diverts focus without delivering offsetting revenue growth, we could experience continued or accelerated revenue declines, higher operating losses, excess inventory charges, asset impairments or other adverse financial impacts.
Any failure to successfully execute, communicate, or realize the benefits of our strategic repositioning could materially harm our competitive position, brand reputation and long-term growth prospects.
Risks Related to Our Products
We may not successfully innovate, introduce or commercialize new products in adjacent categories outside our plant-based meat products, including our recently launched beverage line, Beyond Immerse, and any failure could materially adversely affect our business, financial condition, results of operations and cash flows.
As part of our strategy to expand our product offering to become a leading plant-based protein company, we are pursuing opportunities in new product categories and adjacencies that leverage our plant-protein expertise, technology platform and brand. In April 2026, we entered into a distribution agreement with Big Geyser, a major non-alcoholic beverage distributor, to expand distribution of Beyond Immerse, our first functional beverage line of sparkling plant-based protein drinks, beyond direct-to-consumer channels into retail, convenience, foodservice and other outlets. These efforts involve significant risks and uncertainties, many of which are heightened because beverages represent a new category with different formulation requirements, manufacturing processes, supply chains, shelf-life and storage needs, regulatory and labeling standards, and consumer usage patterns than our traditional plant-based meat products. In particular, functional beverages with protein or nutritional claims may be subject to heightened regulatory scrutiny by the FDA and FTC, including with respect to nutrient content claims, structure/function claims and advertising substantiation, and any enforcement actions, required label modifications or restrictions on our marketing practices could increase our costs, delay our product launches or limit our ability to market Beyond Immerse as intended.
We may not accurately predict consumer taste preferences, demand or acceptance of Beyond Immerse or other new offerings that we may announce in the future, including whether our plant-based meat consumers will adopt functional beverages or whether the new line will attract new consumers. The timing, scale and success of distribution expansion, including our partnership with Big Geyser, may fall short of expectations due to performance issues, channel conflicts, termination risks or slower-than-anticipated rollout. We could also encounter delays or failures in scaling production, securing adequate ingredient supply, obtaining necessary permits, or achieving targeted pricing, margins or scale in the highly competitive beverage category. We may also encounter aggressive responses from well-established and better capitalized competitors in the broader beverage category. In addition, any quality, safety or performance issues with the new beverage products could harm our overall brand reputation. These initiatives also require the allocation of management attention and financial resources that could otherwise be directed toward our existing business or other priorities, and we may not realize the anticipated benefits or return on investment from these efforts in the time frame expected or at all.
Any of the foregoing could result in lower-than-expected revenues from Beyond Immerse or our plant-based meat product portfolio, higher-than-anticipated costs, excess inventory or obsolescence charges, impairment of related assets or diversion of resources, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks are in addition to the broader risks associated with the persistent decline in demand for plant-based meat products, intense competition and our history of operating losses.
Failure to continually innovate and successfully introduce and commercialize new products or successfully improve existing products may adversely affect our ability to grow.
A key element of our long-term growth strategy depends on our ability to develop and market new products and improvements to our existing products that meet our standards for quality and appeal to consumer preferences. For example, in 2025, we introduced our Beyond Ground, Beyond Steak Filet and Beyond Chicken Pieces lines and announced an expanded line of Beyond Steak. In January 2026, we introduced Beyond Immerse, a plant-based protein drink, in direct-to-consumer sales. In April 2026, we expanded our line of Beyond Chicken Pieces to Beyond Chicken Pieces Spicy Buffalo and announced a distribution agreement with Big Geyser, a major non-alcoholic beverage distributor, for the launch of Beyond Immerse beyond the direct-to-consumer channel, expanding our first functional beverage line into the New York market with three distinct flavors. The success of our innovation and product development efforts, including the improvement of our existing plant-based meat product lines and the expansion to adjacent products outside of the plant-based meat category, is affected by our ability to anticipate changes in consumer preferences, accurately predict taste preferences and purchasing habits of consumers in new geographic markets, the technical capability of our innovation staff in developing and testing product prototypes, including complying with applicable governmental regulations, commercialization and scale-up of new products, the success of our management and sales and marketing teams in introducing and marketing new products, our ability to adapt to changes in technology, including the successful utilization of data analytics, artificial intelligence and machine learning, managing the distribution of new products and managing our partnerships with distributors in a product category that we have limited experience with. Our innovation staff members are continuously testing alternative plant-based proteins to the proteins we currently use in our products, as they seek to find additional protein options to our current ingredients that are more easily sourced, and which retain and build upon the quality and appeal of our current product offerings. Failure to develop, commercialize and market new products that appeal to consumers may lead to a decrease in our sales and profitability.
Additionally, the development and introduction of new products, such as Beyond Immerse, requires substantial research, development, branding and marketing expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance or their contributions to our revenue and margins are less than we expect. Certain of our recently introduced new products, such as Beyond Immerse, are in highly competitive product categories and others that are introduced into select foodservice locations or currently sold exclusively through our Beyond Test Kitchen DTC channel, may not gain broader acceptance from our customers or consumers. If we are unsuccessful in meeting our objectives with respect to new or improved products, our business could be harmed.
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

For example, the state of Missouri prohibits any person engaged in advertising, offering for sale, or sale of food products from misrepresenting a product as meat that is not derived from harvested production livestock or poultry. The state of Missouri Department of Agriculture has clarified its interpretation that products which include prominent disclosure that the product is “made from plants,” or comparable disclosure such as through the use of the phrase “plant-based,” are not misrepresented under the Missouri law. Additional states, including Arkansas, Georgia, Mississippi, Louisiana, Oklahoma, South Dakota, Texas, Virginia, and Wyoming, have subsequently passed similar laws, and legislation that would impose specific requirements on the naming of plant-based meat products has been introduced, but not enacted, in other states. The United States Congress considered (but did not pass) federal legislation, called the Real MEAT Act, that could require changes to our product labeling and marketing, including identifying products as “imitation” meat products, and that would give USDA certain oversight over the labeling of plant-based meat products. If similar bills gain traction and ultimately become law, we could be required to identify our products as “imitation” on our product labels. Further, the FDA recently issued draft guidance on naming plant-based meat alternatives that could impact our naming conventions on various products; while not binding, the guidance, when finalized, will reflect the FDA’s current thinking and expectations. Canadian Food and Drug Regulations also provide requirements for “simulated meat” products, including requirements around composition and naming.
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
In October 2025, the European Parliament adopted a more restrictive amendment that introduces similar restrictions on the use of “meaty” names, but through a separate legislative proposal that is further along in the legislative process than the Commission’s Proposal of July 2025. Following the Parliament’s vote, the European Commission, the European Parliament, and the Council of the European Union entered informal trilogue negotiations to agree on a common text. Reportedly, during the last trilogue meeting held on March 5, 2026, the EU Institutions reached a provisional political agreement on a draft text that would reserve a list of approximately 31 terms, including “meat,” “chicken,” “steak,” and “bacon” for products of animal origin. Conversely, certain terms such as “burger” and “sausage” were not included among the reserved terms. On March 19, 2026, the Council of the European Union published the text of the provisional agreement. The text will now be submitted to plenary (tentatively during the session planned for the week of June 15, 2026) for formal adoption as the Parliament’s first reading position. Once adopted in plenary, it will be transmitted to the Council of the European Union for formal approval.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended March 28, 2026, none of the directors or executive officers of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	10-K	4/9/2026	3.1
3.3	Amended and Restated Bylaws.	8-K	2/13/2024	3.1
4.1	Indenture, dated as of March 5, 2021, between Beyond Meat, Inc. and U.S. Bank National Association, as trustee.	8-K	3/5/2021	4.1
4.2	Form of certificate representing 0% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.1 to the Form 8-K filed on 3/5/21).	8-K	3/5/2021	4.1
4.3	First Supplemental Indenture, dated as of October 15, 2025, by and between Beyond Meat, Inc. and U.S. Bank, National Association, as trustee, to the Indenture, dated as of March 5, 2021.	8-K	10/15/2025	10.5
4.4	Indenture, dated as of October 15, 2025, by and among Beyond Meat, Inc., the guarantors party thereto from time to time and Wilmington Trust, National Association, as trustee and collateral agent.	8-K	10/15/2025	10.1
4.5	Form of 7.00% Convertible Senior Secured Second Lien PIK Toggle Notes due 2030 (included as Exhibit A to Exhibit 10.1 to the Form 8-K filed on 10/15/25).	8-K	10/15/2025	10.2
4.6	First Supplemental Indenture, dated as of January 12, 2026, among Beyond Meat, Inc., Beyond Meat EU B.V. and Wilmington Trust, National Association, as trustee and collateral agent.	8-K	1/12/2026	10.1
4.7	Warrant Agreement, dated as of May 7, 2025, among Beyond Meat, Inc. and the warrant holders party thereto. #	8-K	5/7/2025	3.1
4.8	Side Letter Agreement to Warrant Agreement, dated as of December 22, 2025, by and between Beyond Meat, Inc. and Unprocessed Foods, LLC.	8-K	12/23/2025	10.2
10.1	Multi-Year Sales Agreement, dated March 28, 2026, by and between Roquette Frères and Beyond Meat, Inc.+^	8-K	4/2/2026	10.1
10.2	Beyond Meat, Inc. 2026 Employment Inducement Equity Incentive Plan.*	8-K	4/2/2026	10.2
10.3	Form of Beyond Meat, Inc. 2026 Employment Inducement Equity Incentive Plan Restricted Stock Unit Award Agreement.*	8-K	4/2/2026	10.3
10.4	Form of Beyond Meat, Inc. 2026 Employment Inducement Equity Incentive Plan Stock Option Award Agreement.*	8-K	4/2/2026	10.4
10.5	Form of Beyond Meat, Inc. 2018 Equity Incentive Plan Restricted Stock Unit Award Agreement (Outside Directors)*	10-K	4/9/2026	10.52
10.6	Addendum 3 dated as of April 23, 2026 to the Engagement Letter dated as of August 6, 2025, by and between Beyond Meat, Inc. and AP Services, LLC.*				X

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
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
X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2026 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders' Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

BEYOND MEAT, INC.

Date:	May 7, 2026	By:	/s/ Ethan Brown
Ethan Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2026	By:	/s/ Lubi Kutua
Lubi Kutua
Chief Financial Officer and Treasurer
(Principal Financial Officer)