Form 10-Q
period 2026-06-27
BEYOND MEAT, INC.
filed 2026-08-06
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                Yes  ☐   No  ☒
As of August 5, 2026, the registrant had 515,818,978 shares of common stock, $0.0001 par value per share, outstanding.

Note Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties concerning the Company’s business, outlook, strategic repositioning and expansion into adjacent product categories, products, efforts towards sustainable growth and financial performance of Beyond Meat, Inc. (including its subsidiaries unless the context otherwise requires, “Beyond Meat,” “we,” “us,” “our” or the “Company”). We have based these forward-looking statements largely on our current opinions, expectations, beliefs, plans, objectives, assumptions and projections about future events and financial trends affecting the operating results and financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
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
•our ability to successfully innovate and commercialize new plant-based protein products, including in adjacent categories outside of our core, meat analog offerings, such as our Beyond Immerse functional beverage line of sparkling plant-based protein drinks, and consumer acceptance of such new products;
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
•risks associated with our indebtedness, leverage and liquidity relating to our significant debt, including our ability to repay, refinance, equitize (in the case of our 0% Convertible Senior Notes due 2027 (the “2027 Notes”) that remain outstanding) and otherwise satisfy our obligations under each of the Loan and Security Agreement (as defined below), the 2027 Notes that remain outstanding and our 7.00% Convertible Senior Secured Second Lien PIK Toggle Notes due 2030 (the “2030 Notes” and, together
i

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
•the significant dilution to our stockholders that resulted from the Exchange Offer and the additional dilution that resulted and will continue to result if we continue to exchange any portion of our outstanding Notes for equity, issue shares of our common stock with respect to the 2030 Notes (including any 2030 Notes issued as payment-in-kind interest on such 2030 Notes), including in connection with conversions of the 2030 Notes at our option or at the option of holders, upon equitization of the 2030 Notes, as payment of accrued interest in the form of common stock or in payment of certain make-whole payments on the 2030 Notes, in each case pursuant to the terms of the 2030 Notes, if the lenders under the Loan and Security Agreement exercise their related warrants to purchase shares of our common stock (the “Delayed Draw Term Loan Warrants”), as further described herein, or if the holders of the Big Geyser, Inc. (“Big Geyser”) warrants exercise their related warrants to purchase shares of our common stock (the “BG Tranche 1 Warrant” and the “BG Tranche 2 Warrant,” collectively, the “BG Warrants”), as further described herein; provisions in the respective indentures governing the Notes and in the Loan and Security Agreement delaying or preventing an otherwise beneficial takeover of us; and any adverse impact on our reported financial condition and results from the accounting methods for the Notes;
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
•the impact of general economic conditions in the U.S. and international markets on us, our customers, our suppliers, our vendors and consumers, including concerns related to inflation, geopolitical and economic uncertainty and instability, a potential recession, shutdowns of the federal government including regulatory agencies, tariffs and trade wars, and the effects of those conditions on consumer spending;

•the impact of adverse and uncertain political conditions in the U.S. and international markets, such as greater restrictions on free trade through significant increases in tariffs on raw materials, ingredients, finished goods and other products and supplies imported into the United States and increased uncertainty surrounding international trade policy and regulations, trade wars, including through the implementation of retaliatory tariffs or related counter-measures, and the negative effects of anti-American sentiment, the conflict in the Middle East (including with Iran), as well as the impact of inflation and high interest rates on consumer behavior, including higher food, grocery, raw materials, transportation, energy, labor and fuel costs;
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
•our ability to streamline operations and improve cost efficiencies, which could result in the contraction of our business and the continued implementation of significant cost-cutting measures such as further downsizing, consolidating or exiting certain operations, including product lines, domestically and/or abroad;
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
•our ability to successfully execute the transformation office and program (“Transformation Office”) initiatives including, among other things, positioning the business for a more fundamental resizing of operating expenses, driving margin recovery, including through targeted investments in our facilities and supply chain cost reductions, reducing inventory and associated carrying costs through SKU rationalization and the discontinuation of certain product lines, and preserving cash and monetizing non-strategic or idle assets;
•our ability to meet our obligations under leases for our corporate offices, manufacturing facilities and warehouses, including matters relating to our El Segundo Campus and Innovation Center (“Campus Headquarters”) including, without limitation, the ability to meet our obligations under our Campus Headquarters lease, as amended from time to time (the “Campus Lease”), the impact of workforce reductions or other cost-reduction initiatives on our space demands, the impact of the surrender of a portion of the existing premises, the impact of the sublease of a portion of the existing premises, other efforts to develop, repurpose or consolidate our use of our leased premises, and the timing and success of surrendering, subleasing, assigning or otherwise transferring, developing or repurposing the remaining used or excess leased space or negotiating additional partial lease terminations and/or subleases or other dispositions of our Campus Headquarters on terms advantageous to us or at all, including any additional impairment charges that may result, the amount of which could be material to our consolidated financial statements;
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
•ongoing and persistent declines in demand in the plant-based meat category and for our products, or strategic decisions that result in changes to our product portfolio, including the potential discontinuation of certain product lines through initiatives stemming from our Transformation Office or other strategic measures, which may require us to write-down or write-off excess or obsolete inventories;
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
•the volatility of or inability to access the capital markets, including due to macroeconomic factors, geopolitical tensions, trade policy uncertainty (including tariffs and retaliatory trade measures), or the outbreak or escalation of hostilities or war—for example, the ongoing war between Russia and Ukraine and the conflict in the Middle East (including with Iran), and their impacts on the surrounding areas and global economy;
•changes in the foodservice landscape, including the timing, success and level of marketing and other financial incentives to assist in the promotion of our products, our ability to maintain and grow market share and attract and retain new foodservice customers or retain existing foodservice customers, and our ability to introduce and sustain offering of our products on menus;
•the timing and success of distribution expansion and new product introductions, including the success of our DTC channel, and the risks associated therewith, including but not limited to risks related to marketing directly to consumers via email and other digital channels, potential access to individual consumer data and the Company’s limited history and experience in selling via a DTC channel, and the timing and success of planned new products or recently launched products in increasing revenues and market share, including the success of our distribution partnership with Big Geyser for Beyond Immerse;
•our ability to differentiate and continuously create innovative products, respond to competitive innovation and achieve speed-to-market, including the timing and success of planned new products or recently launched products, and whether such new product launches will be profitable for the Company;
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
•our ability to effectively optimize our manufacturing and production capacity and real estate footprint, including consolidating manufacturing facilities and production lines, exiting co-manufacturing arrangements or entering into new arrangements under terms that are ultimately beneficial to us and effectively managing capacity for specific products with shifts in demand;
•risks associated with underutilization of capacity which have in the past and could in the future give rise to increased cost of goods sold per pound, co-manufacturer underutilization fees, termination fees and other costs to exit certain supply chain arrangements and product lines, and/or the write-down or write-off of certain equipment and other fixed assets and impairment charges, all of which could negatively impact gross margin, driving less leverage on fixed costs and delaying the speed at which cost savings initiatives positively impact our financial results;
•our ability to accurately forecast our future results of operations and financial goals or targets, including as a result of fluctuations in demand for our products and in the plant-based meat category generally, increased competition, the impact and success of launching new products and new channels, and the impact of broader macroeconomic conditions and market uncertainty;
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
v

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

•new or pending legislation, or changes in laws, regulations or policies of governmental agencies or regulators, both in the U.S. and abroad, affecting, among other things, plant-based meat, the labeling, packaging or naming of our products, including requirements regarding nutrient content claims, our brand name or logo, or the definition of “ultraprocessed” foods or ingredients;
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

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	June 27, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$171,369	$203,890
Restricted cash, current	5,516	4,350
Accounts receivable, net	25,725	26,060
Inventory	63,127	84,032
Prepaid expenses and other current assets	21,168	13,758
Assets held for sale	8,744	9,394
Total current assets	295,649	341,484
Restricted cash, non-current	9,250	9,291
Property, plant, and equipment, net	201,672	213,262
Operating lease right-of-use assets	4,613	5,661
Prepaid lease costs, non-current	42,503	40,931
Other non-current assets, net	4,675	2,595
Investment in unconsolidated joint venture	1,491	1,523
Total assets	$559,853	$614,747
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$25,015	$20,525
2027 Notes	29,459	—
Current portion of operating lease liabilities	2,162	2,132
Accrued expenses and other current liabilities	12,709	8,975
Accrued litigation expenses	38,900	38,900
Short-term finance lease liabilities	3,998	4,385
Total current liabilities	112,243	74,917
Long-term liabilities:
2027 Notes	—	29,459
2030 Notes, net	208,705	308,404
Delayed draw term loans, net	85,632	77,877
Delayed draw term loan warrants at fair value	3,843	5,066
Operating lease liabilities, net of current portion	3,058	4,059
Finance lease liabilities	74,799	76,590
2030 Notes Embedded Derivative liability at fair value	14,596	39,152
Other long-term liabilities	220	220
Total long-term liabilities	390,853	540,827
(continued on next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	June 27, 2026	December 31, 2025
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, par value $0.0001 per share — 500,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.0001 per share — 3,000,000,000 shares authorized; 515,793,219 shares and 453,688,312 shares issued and outstanding at June 27, 2026 and December 31, 2025, respectively	52	45
Additional paid-in-capital	1,096,070	1,029,308
Accumulated deficit	(1,034,585)	(1,022,507)
Accumulated other comprehensive loss	(4,780)	(7,843)
Total stockholders’ equity (deficit)	56,757	(997)
Total liabilities and stockholders' equity (deficit)	$559,853	$614,747
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net revenues	$68,832	$74,958	$127,038	$143,689
Cost of goods sold	62,959	67,038	119,180	142,694
Gross profit	5,873	7,920	7,858	995
Operating expenses:
Research and development expenses	4,189	5,807	9,409	13,269
Selling, general and administrative expenses	32,490	39,628	70,359	89,610
Total operating expenses	36,679	45,435	79,768	102,879
Loss from operations	(30,806)	(37,515)	(71,910)	(101,884)
Other income (expense), net:
Interest expense	(6,571)	(2,002)	(13,303)	(3,026)
Remeasurement of delayed draw term loan warrant liability	(76)	—	1,224	—
Remeasurement of derivative liability	(3,838)	—	8,053	—
Gain on debt extinguishment	57,729	—	63,789	—
Other (expense) income, net	(18)	7,731	101	12,049
Total other income, net	47,226	5,729	59,864	9,023
Income (loss) before taxes	16,420	(31,786)	(12,046)	(92,861)
Income tax expense	—	—	—	—
Equity in losses of unconsolidated joint venture	16	59	32	70
Net income (loss)	$16,404	$(31,845)	$(12,078)	$(92,931)
Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.42)	$(0.03)	$(1.22)
Diluted	(0.06)	(0.42)	(0.03)	(1.22)
Weighted average common shares outstanding
Basic	501,304,934	76,491,594	476,742,903	76,348,524
Diluted	591,868,891	76,491,594	476,742,903	76,348,524
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income (loss)	$16,404	$(31,845)	$(12,078)	$(92,931)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net of tax	1,786	(2,468)	2,169	(3,508)
Reclassification of foreign currency translation to net income (loss), net of tax	894	—	894	—
Comprehensive income (loss), net of tax	$19,084	$(34,313)	$(9,015)	$(96,439)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2024	76,065,969	$8	$644,004	$(1,241,531)	$(3,689)	$(601,208)
Net loss	—	—	—	(61,087)	—	(61,087)
Issuance of common stock under equity incentive plans, net	342,908	—	(220)	—	—	(220)
Share-based compensation for equity classified awards	—	—	5,853	—	—	5,853
Foreign currency translation adjustment	—	—	—	—	(1,040)	(1,040)
Balance at March 29, 2025	76,408,877	8	649,637	(1,302,618)	(4,729)	(657,702)
Net loss	—	—	—	(31,845)	—	(31,845)
Issuance of common stock under equity incentive plans, net	188,747	—	(86)	—	—	(86)
Share-based compensation for equity classified awards	—	—	4,304	—	—	4,304
Foreign currency translation adjustment	—	—	—	—	(2,468)	(2,468)
Balance at June 28, 2025	76,597,624	$8	$653,855	$(1,334,463)	$(7,197)	$(687,797)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2025	453,688,312	$45	$1,029,308	$(1,022,507)	$(7,843)	$(997)
Net loss	—	—	—	(28,482)	—	(28,482)
Issuance of common stock under equity incentive plans, net	4,190,897	—	(2,728)	—	—	(2,728)
Share-based compensation for equity classified awards	—	—	6,521	—	—	6,521
Issuance of common stock in conjunction with the conversion of a portion of the 2030 Notes	5,315,857	1	4,219	—	—	4,220
Foreign currency translation adjustment	—	—	—	—	383	383
Balance at March 28, 2026	463,195,066	46	1,037,320	(1,050,989)	(7,460)	(21,083)
Net income	—	—	—	16,404	—	16,404
Issuance of common stock under equity incentive plans, net	505,869	—	(278)	—	—	(278)
Share-based compensation for equity classified awards	—	—	7,399	—	—	7,399
Issuance of common stock in conjunction with the conversion of a portion of the 2030 Notes	52,092,284	6	50,401	—	—	50,407
Issuance of equity classified warrants to purchase common stock	—	—	1,228	—	—	1,228
Foreign currency translation adjustment	—	—	—	—	1,786	1,786
Reclassification of foreign currency translation to net income (loss), net of tax	—	—	—	—	894	894
Balance at June 27, 2026	515,793,219	$52	$1,096,070	$(1,034,585)	$(4,780)	$56,757
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Six Months Ended
	June 27, 2026	June 28, 2025
Cash flows from operating activities:
Net loss	$(12,078)	$(92,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,549	15,682
Non-cash lease expense	985	2,889
Share-based compensation expense	13,919	10,157
Amortization of debt issuance costs and debt discount	3,652	1,970
Loss on sale and write-down of fixed assets	162	223
Equity in losses of unconsolidated joint venture	32	70
Remeasurement of delayed draw term loan warrant liability	(1,224)	—
Remeasurement of derivative liability	(8,053)	—
Gain on debt extinguishment	(63,789)	—
Unrealized losses (gains) on foreign currency transactions	3,093	(11,161)
Paid-in-kind interest	6,315	—
Net change in operating assets and liabilities:
Accounts receivable	168	(9,291)
Inventories	20,580	11,240
Prepaid expenses and other current assets	(8,540)	(2,850)
Accounts payable	5,140	25,710
Accrued expenses and other current liabilities	4,006	(3,638)
Prepaid lease costs, non-current	(155)	(3,888)
Operating lease liabilities	(918)	(2,156)
Net cash used in operating activities	(23,156)	(57,974)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,015)	(6,423)
Proceeds from sales of fixed assets	1,924	348
Payments of security deposits	(204)	—
Net cash used in investing activities	(2,295)	(6,075)
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Six Months Ended
	June 27, 2026	June 28, 2025
Cash flows from financing activities:
Proceeds from delayed draw term loan	$—	$40,000
Payments of debt issuance costs	—	(6,498)
Principal payments under finance lease obligations	(3,594)	(937)
Proceeds from exercise of stock options	—	6
Payments of minimum withholding taxes on net share settlement of equity awards	(3,019)	(312)
Net cash (used in) provided by financing activities	(6,613)	32,259
Effect of foreign currency exchange rate changes on cash	668	3,505
Net decrease in cash, cash equivalents and restricted cash	(31,396)	(28,285)
Cash, cash equivalents and restricted cash at the beginning of the period	217,531	145,554
Cash, cash equivalents and restricted cash at the end of the period	$186,135	$117,269
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Taxes	$—	$2
Non-cash investing and financing activities:
Conversion of 2030 Notes by issuance of common stock	$54,627	$—
Issuance of delayed draw term loan warrants	$—	$20,143
Non-cash additions to property, plant and equipment	$161	$1,345
Operating lease right-of-use assets obtained in exchange for lease liabilities	$83	$2,082
Reclassification of pre-paid lease costs to finance lease right-of-use assets	$—	$19,929
Non-cash additions to finance leases	$—	$10,091
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Introduction
The Company
Beyond Meat, Inc., a Delaware corporation (including its subsidiaries unless the context otherwise requires, the “Company”), is a leading plant-based meat company offering a portfolio of revolutionary plant-based meats and other innovative plant-based food and beverage products. The Company seeks to deliver the power of plants to consumers through its plant-based meat products, an innovation that enables consumers to experience the taste, texture and other sensory attributes of popular animal-based meat products while enjoying the nutritional and environmental benefits of eating the Company’s plant-based meat products, and adjacent products that deliver taste and macronutrients from plants and plant-based ingredients. The Company’s brand promise, “Eat What You Love,” represents a strong belief that there is a better way to feed our future and that the positive choices we all make, no matter how small, can have a great impact on our personal health and the health of our planet. By shifting from animal-based protein to plant-based protein, we can positively impact four growing global issues: human health, climate change, constraints on natural resources and animal welfare.
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
Management’s Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company include trade promotion and discount accruals; useful lives of property, plant and equipment; valuation of long-lived assets including assets held for sale; valuation of deferred tax assets; valuation of inventory and related provision; incremental

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
borrowing rate used to determine lease right-of-use assets and lease liabilities; assessment of contract-based factors, asset-based factors, entity-based factors and market-based factors to determine the lease term impacting right-of-use assets and lease liabilities; the probability of vesting and valuation of the fair value of stock options and performance stock units (“PSUs”) used to determine share-based compensation expense; the valuation and remeasurement of the fair value of warrant liability for the Delayed Draw Term Loan Warrants; the probability of vesting and the issuance date valuation of the BG Warrants; the valuation and remeasurement of the fair value of embedded derivatives; the number of underlying shares expected to vest, or for which vesting is probable, for equity-classified warrants, and liabilities and loss contingency accruals in connection with claims, lawsuits and administrative proceedings. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates and such differences may be material to the Company’s consolidated financial statements.
Reclassification of Prior Period Presentation
A prior period amount in the Company’s unaudited condensed consolidated balance sheet has been reclassified to be consistent with the current period presentation. This reclassification had no effect on the reported results of operations.
Correction of Previously Issued Interim Unaudited Condensed Consolidated Financial Statements
During the fourth quarter and full year 2025 financial close procedures, the Company identified errors in its previously issued interim unaudited condensed consolidated financial statements for the first three quarters of 2025 relating to (i) inventory valuation and (ii) debt issuance costs, as described in further detail below. The Company determined that the errors identified below were immaterial to its previously issued interim unaudited condensed consolidated financial statements for the three and six months ended June 28, 2025 and has corrected these errors in the accompanying interim unaudited condensed consolidated financial statements for the three and six months ended June 28, 2025 in accordance with Accounting Standards Codification (“ASC”) 250, “Accounting Changes and Error Corrections.” The Company has also corrected impacted amounts within the notes to the unaudited condensed consolidated financial statements, as applicable.
Inventory Valuation
Due to errors in the Company’s excess and obsolete inventory analysis, inventory was overstated and cost of goods sold was understated in the three and six months ended June 28, 2025.
Debt Issuance Costs
In connection with the Company’s 2025 balance sheet debt restructuring activities, namely, entry into the Loan and Security Agreement in May 2025 and the debt exchange offer which was completed in October 2025 (the “Exchange Offer”), the Company incurred significant transaction expenses (collectively, the “debt issuance costs”) related to professional services provided by various third-party advisors, consultants and professionals. Following the closing of the Exchange Offer in October 2025, the Company, in consultation with its external technical accounting advisors, determined that the Exchange Offer qualified as a “troubled debt restructuring” (“TDR”) in accordance with ASC 470-60, “Debt—Troubled Debt Restructurings by Debtors.” TDR accounting guidelines specify that debt issuance costs must be expensed and included in selling, general and administrative (“SG&A”) expenses in the periods in which they are incurred, rather than being capitalized as prepaid expenses and other current assets. The Company further determined in the fourth quarter of 2025 that TDR related accounting standards should have been applied in the three and six months ended June 28, 2025 as creditor concessions were expected prior to the completion of the Exchange Offer, notwithstanding the fact that the Exchange Offer was not completed until the fourth quarter of 2025. In the three and six months ended

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
June 28, 2025, the Company initially and incorrectly recorded the Exchange Offer debt issuance costs as prepaid expenses and other current assets on its balance sheet instead of expensing them as incurred as part of selling, general and administrative expenses.
The following tables reflect the effects of these error corrections to the previously issued interim unaudited condensed consolidated financial statements for the three and six months ended June 28, 2025, which are presented as comparative in this Quarterly Report on Form 10-Q for the three and six months ended June 27, 2026 (in thousands):

Condensed Consolidated Statement of Operations (unaudited)
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__

Condensed Consolidated Statement of Comprehensive Loss (unaudited)
	Six Months Ended June 28, 2025
	As Previously Reported	Inventory Valuation	Debt Issuance Costs	As Corrected
Net loss	$(82,158)	$(6,531)	$(4,242)	$(92,931)
Comprehensive loss	$(85,666)	$(6,531)	$(4,242)	$(96,439)

Condensed Consolidated Statement of Cash Flows (unaudited)
	Six Months Ended June 28, 2025
	As Previously Reported	Inventory Valuation	Debt Issuance Costs	As Corrected
Net loss	$(82,158)	$(6,531)	$(4,242)	$(92,931)
Inventories	$4,709	$6,531	$—	$11,240
Prepaid expenses and other current assets	$(8,473)	$—	$5,623	$(2,850)
Net cash used in operating activities	$(59,355)	$—	$1,381	$(57,974)

Debt issuance costs	$(5,117)	$—	$(1,381)	$(6,498)
Net cash provided by financing activities	$33,640	$—	$(1,381)	$32,259
2030 Notes Conversions and Gain on Debt Extinguishment
The Company accounts for conversions of the 7.00% Convertible Senior Secured Second Lien PIK Toggle Notes due 2030 (the “2030 Notes”) issued pursuant to an indenture and security agreement dated as of October 15, 2025 (as supplemented, the “2030 Notes Indenture”) in accordance with accounting for convertible debt with a bifurcated conversion option whereby each conversion is accounted for as a debt extinguishment in accordance with ASC 470, “Debt” (“ASC 470”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). Accordingly, at each conversion settlement date, the Company records the fair value of the shares issued and reduces, on a pro rata basis, the carrying value of the 2030 Notes, the related debt discount and the remeasurement value of certain embedded derivatives contained in the 2030 Notes that require bifurcation (the “2030 Notes Embedded Derivative”), respectively, as of the settlement date. An extinguishment gain or loss is recognized on the settlement date equal to the difference between (i) the fair value of the shares issued and (ii) the sum of the pro rata carrying amounts of the respective 2030 Notes, the related debt discount and the remeasurement value of the 2030 Notes Embedded Derivative extinguished. The extinguishment gain or loss recognized is included in Other income (expense), net, in the Company’s unaudited condensed consolidated statements of operations. See Note 5 and Note 9.
Equity-Classified Warrants Issued as Customer Consideration
The Company may issue warrants or other share-based instruments to customers or parties that purchase the Company’s products from its customers in connection with sales and distribution arrangements. When such instruments are not issued in exchange for a distinct good or service, the Company accounts for the instruments as consideration payable to a customer in accordance with ASC 606, “Revenue From Contracts With Customers” (“ASC 606”), and ASC 718, “Compensation - Stock Compensation” (“ASC 718”), and records the related amount as a reduction of the transaction price and, therefore, revenue. The Company measures and classifies such instruments at grant-date fair value in accordance with ASC 718. Warrants that are indexed to the Company’s common stock or contain only market, service or performance conditions, and that otherwise qualify for equity classification under ASC 718, are recorded in equity. The Company evaluates whether equity-classified warrants are required to be presented outside permanent equity under ASC 480, “Distinguishing Liabilities From Equity” (“ASC 480”). Warrants that qualify for equity classification and are not required to be presented outside permanent equity are recorded in additional paid-in capital and are not subsequently

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
remeasured. If an equity-classified warrant is issued before the related revenue is recognized and the Company expects to recover the consideration through future purchases by the customer under the related arrangement, the grant-date fair value is initially recorded as a prepaid asset and amortized as a reduction of revenue as the related revenues are generated. For equity-classified warrants with service or performance conditions that affect vesting, the Company estimates the number of underlying shares expected to vest, or for which vesting is probable, and updates that estimate until the equity-classified warrants vest, or are forfeited, with changes reflected as adjustments to the transaction price. During the three months ended June 27, 2026, the Company issued equity-classified warrants to Big Geyser, Inc. (“Big Geyser”). See Note 10.
Share-Based Compensation
For details of the Company's share-based compensation policy related to various types of equity grants, see Note 2, Summary of Significant Account Policies, to the Notes to Consolidated Financial Statements included in the 2025 10-K.
The Company’s performance-based units (MIP PSUs) are considered granted as of the date when the Company’s board of directors establishes relevant performance goals to be set based on metrics to be established upon recommendation from the Company’s human capital management and compensation committee. The MIP PSUs will be measured at the grant date fair value, which equals the Company’s stock price on the grant date. The Company will recognize compensation cost related to the MIP PSUs from the service inception date (which is the grant date) over the requisite service for the performance period only if it is considered probable that the performance condition will be satisfied. See Note 11.
New Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), in order to improve the disclosures about a public business entity’s expenses. The amendments in ASU 2024-03 apply to all public business entities and are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption is permitted. The amendments can be applied either prospectively or retrospectively. The Company is currently assessing adoption timing, the method of adoption, and the effect that the amendments will have on the Company’s financial statement disclosures.
On December 8, 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270),” which is intended to improve the navigability of the guidance in ASC 270, “Disclosure Requirements” (“ASC 270”) and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.” The ASU also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity.” For public companies, the amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently assessing adoption timing, the method of adoption, and the effect that the amendments will have on the Company’s financial statement disclosures.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
Recently Adopted Accounting Pronouncements
On July 30, 2025, the FASB issued ASU 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which amends ASC 326-20 “Financial Instruments—Credit Losses: Measured at Amortized Cost,” to provide a practical expedient (for all entities) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, “Revenue From Contracts With Customers.” ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted the amendments in ASU 2025-05 on January 1, 2026 on a prospective basis. The amendments in ASU 2025-05 did not have a material impact on the Company’s financial position, results of operations or cash flows.
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
Note 3. Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	June 27, 2026	December 31, 2025	June 28, 2025	December 31, 2024
Cash and cash equivalents	$171,369	$203,890	$103,497	$131,913
Restricted cash, current	5,516	4,350	1,172	1,041
Restricted cash, non-current	9,250	9,291	12,600	12,600
Total cash, cash equivalents and restricted cash	$186,135	$217,531	$117,269	$145,554
Restricted cash includes cash held as collateral for stand-alone letter of credit agreements related to normal business transactions. The agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder. As of June 27, 2026, the Company had $14.8 million in restricted cash, which was comprised of $12.6 million to secure the letter of credit delivered to the Company’s landlord as security for the performance of the Company’s obligations under its

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
Campus Lease, $1.2 million to secure the letter of credit associated with a third party contract manufacturer in Europe and $1.0 million to secure the letter of credit associated with the Company’s sales agreement with Roquette to purchase pea protein. See Note 12.
Note 4. Revenue Recognition
Revenue Recognition
At the end of each accounting period, the Company recognizes a contra asset to accounts receivable for estimated sales discounts that have been incurred but not paid which totaled $5.7 million and $6.2 million as of June 27, 2026 and December 31, 2025, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.
Presentation of Net Revenues by Channel
The Company’s revenues are attributed to the country where the products are delivered. The following table presents the Company’s net revenues by channel (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

U.S.:
Retail(1)	$29,637	$32,909	$56,191	$64,269
Foodservice	8,005	11,055	14,624	20,468
U.S. net revenues	37,642	43,964	70,815	84,737
International:
Retail	18,479	15,867	32,188	28,549
Foodservice	12,711	15,127	24,035	30,403
International net revenues	31,190	30,994	56,223	58,952
Net revenues	$68,832	$74,958	$127,038	$143,689
_________________
(1) Includes net revenues from the DTC Channel.

One distributor accounted for approximately 14% of the Company’s gross revenues in the three months ended June 27, 2026 and two distributors accounted for approximately 14% and 10% of the Company’s gross revenues, respectively, in the three months ended June 28, 2025. One distributor accounted for approximately 12% and 14% of the Company’s gross revenues in the six months ended June 27, 2026 and June 28, 2025, respectively. No other customer or distributor accounted for more than 10% of the Company’s gross revenues in the three and six months ended June 27, 2026 and June 28, 2025.
Note 5. Fair Value of Financial Instruments
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 in the three and six months ended June 27, 2026 and June 28, 2025.
Valuation of Delayed Draw Term Loan Warrant Liability
The Company remeasured the fair value of the total delayed draw term loan warrant liability as of June 27, 2026, marking it to market, and recognized an increase in fair value in the amount of $0.1 million for the three months ended June 27, 2026 in the Company’s unaudited condensed consolidated statements of operations in

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
Other income (expense), net. For the six months ended June 27, 2026, the Company recognized a $1.2 million reduction in fair value. The following were the assumptions used in the Black-Scholes option-pricing model to mark-to-market the fair value of the total delayed draw term loan warrant liability as of June 26, 2026, the last trading day of the period:

Risk-free interest rate	4.11%
Average expected term (years)	4.0
Expected volatility	113.10%
Dividend yield	—
Exercise price	$1.95
The following table sets forth a summary of the changes in the fair value of the total delayed draw term loan warrant liability for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Beginning balance	$3,766	$—	$5,066	$—
Fair value of delayed draw term loan warrants issued during the period	—	7,983	—	7,983
Fair value of contingently issued delayed draw term loan warrants	—	12,160	—	12,160
Remeasurement of delayed draw term loan warrants liability	76	—	(1,224)	—
Ending balance	$3,842	$20,143	$3,842	$20,143
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
The Company uses a binomial lattice valuation model in order to estimate the fair value of the 2030 Notes Embedded Derivative at inception, on each subsequent conversion date and period end dates. The fair value of the 2030 Notes Embedded Derivative at the issuance date was $26.9 million, recorded as a debt discount to the 2030 Notes and is being amortized to interest expense over the term of the debt. The debt discount carrying value is also reduced, on a pro rata basis, on each 2030 Notes conversion settlement date further discussed under the heading 2030 Notes Conversions and Gain on Debt Extinguishment (see Note 9). For the three and six months ended June 27, 2026, the Company recognized $1.0 million and $2.2 million, respectively, in interest expense related to the amortization of this discount, and a reduction of the carrying value of the debt discount of $8.0 million related to settled conversions to equity.
The following table sets forth a summary of activity of the 2030 Notes Embedded Derivative liability for the periods indicated. (in thousands):

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__

	Three Month Ended	Six Months Ended
	June 27, 2026	June 27, 2026
Beginning balance, at fair value	$26,137	$39,152
Pro rata reduction of liability due to partial conversions	(15,379)	(16,503)
Change in fair value from remeasurement	3,838	(8,053)
Ending balance as of June 27, 2026, at fair value	$14,596	$14,596
There was no 2030 Notes Embedded Derivative liability outstanding for the three and six months ended June 28, 2025.
As of June 27, 2026 and December 31, 2025, the 2030 Notes Embedded Derivative liability was $14.6 million and $39.2 million, respectively, shown above. See Note 9.
Due to the use of a qualitative adjustment for estimating volatility, the binomial lattice valuation used is considered Level 3 in the valuation hierarchy.
The following table sets forth selected inputs to the binomial lattice valuation model used to value the 2030 Notes Embedded Derivative as of the respective dates indicated:

Inputs	June 27, 2026	December 31, 2025
Term (years)	4.3	4.8
Continuous risk free rate	4.07%	3.68%
Volatility	40.0%	40.0%
Stock price on valuation date	$0.66	$0.82
Discount rate (continuous)	24.51%	19.71%
Note 6. Leases
The Company has finance leases for its corporate headquarters, lab and innovation space in El Segundo, California (the "Campus Headquarters"), a warehousing facility in the Netherlands and for certain equipment used for research and development and operations. The Company also has operating leases including lease arrangements for the Company’s corporate offices (other than the Campus Headquarters), manufacturing facilities, warehouses, vehicles, and certain equipment. Such leases generally have original lease terms between 2 years and 16 years, and often include one or more options to extend. Some leases also include early termination options, which can be exercised under specific conditions. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company does not have residual value guarantees or material restrictive covenants associated with its leases.
For details of the Company's Campus Headquarters lease, including amendments thereto (which resulted in, among other things, a reclassification from an operating to a finance lease and a revised letter of credit reduction schedule), and the Company's subleases, see Note 5, Leases, to the Notes to Consolidated Financial Statements included in the 2025 10-K.
Subsequent to the three months ended June 27, 2026, the Company entered into a Fifth Amendment to Lease, dated as of July 31, 2026, (the “Fifth Amendment to Lease”) to the Campus Headquarters lease. The impact of the Fifth Amendment to Lease is not reflected in the tables below. See Note 17.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
The Company subleases a portion of its Campus Headquarters to a third party. Sublease income is recognized on a straight-line basis and included in the Company’s unaudited condensed consolidated statements of operations as a credit to Research and development expenses. See Note 12.
The following table presents the Company’s sublease income (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Sublease income	$311	$—	$608	$—
Subsequent to the three months ended June 28, 2026, in connection with the Fifth Amendment to Lease, the Company entered into a First Amendment to Sublease, dated as of July 31, 2026 (the “First Amendment to Sublease”), with the subtenant. The impact of the First Amendment to Sublease is not reflected in the tables below. See Note 17.

Lease costs for operating and finance leases were as follows (in thousands):

		Three Months Ended
	Statement of Operations Location	June 27, 2026	June 28, 2025
Operating lease cost:
Lease cost	Cost of goods sold	$455	$419
Lease cost	Research and development expenses	—	485
Lease cost	SG&A expenses	105	557
Variable lease cost(1)	Cost of goods sold	125	66
Variable lease cost(1)	SG&A expenses	—	370
Operating lease cost		685	1,897
Short- term lease cost:
Short-term lease cost	Cost of goods sold	60	118
Short-term lease cost	Research and development expenses	10	15
Short-term lease cost	SG&A expenses	40	109
Short-term lease cost		110	242
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	142	272
Amortization of right-of use assets	Research and development expenses	1,586	1,561
Amortization of right-of use assets	SG&A expenses	630	—
Interest on lease liabilities	Interest expense	1,656	1,016
Variable lease cost(1)	Cost of goods sold	3	16
Variable lease cost(1)	Research and development expenses	1	1
Variable lease cost(1)	SG&A expenses	2,543	585
Finance lease cost		6,561	3,451
Total lease cost		$7,356	$5,590
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__

		Six Months Ended
	Statement of Operations Location	June 27, 2026	June 28, 2025
Operating lease cost:
Lease cost	Cost of goods sold	$912	$826
Lease cost	Research and development expenses	—	2,872
Lease cost	SG&A expenses	206	1,180
Variable lease cost(1)	Cost of goods sold	319	102
Variable lease cost(1)	SG&A expenses	—	1,468
Operating lease cost		1,437	6,448
Short- term lease cost:
Short-term lease cost	Cost of goods sold	120	195
Short-term lease cost	Research and development expenses	14	29
Short-term lease cost	SG&A expenses	103	245
Short-term lease cost		237	469
Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	319	526
Amortization of right-of use assets	Research and development expenses	3,349	1,564
Amortization of right-of use assets	SG&A expenses	1,322	—
Interest on lease liabilities	Interest expense	3,336	1,056
Variable lease cost(1)	Cost of goods sold	4	28
Variable lease cost(1)	Research and development expenses	1	1
Variable lease cost(1)	SG&A expenses	3,160	585
Finance lease cost		11,491	3,760
Total lease cost		$13,165	$10,677
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year, as of June 27, 2026 (in thousands):

	June 27, 2026
	Operating Leases	Finance Leases
Remainder of 2026	$1,204	$5,475
2027	1,957	9,592
2028	946	9,173
2029	654	9,264
2030	513	9,519
Thereafter	294	86,046
Total undiscounted future minimum lease payments	5,568	129,069
Less imputed interest	(348)	(50,272)
Total discounted future minimum lease payments	$5,220	$78,797

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
Weighted average remaining lease terms and weighted average discount rates were:

	June 27, 2026
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	3.4	12.2
Weighted average discount rate	4.7%	8.4%
Supplemental cash flow information (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$435	$1,568	$1,048	$3,823
Cash paid for interest on finance lease liabilities	$1,656	$2,082	$3,336	$2,082

Note 7. Inventories
Major classes of inventory were as follows (in thousands):

	June 27, 2026	December 31, 2025

Raw materials and packaging	$25,352	$32,569
Work in process	10,743	17,743
Finished goods	27,032	33,720
Total	$63,127	$84,032
The Company records a provision for excess and obsolete inventories in cost of goods sold in its unaudited condensed consolidated statements of operations.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
Note 8. Property, Plant and Equipment
The Company records property, plant, and equipment at cost and includes finance lease assets in Property, plant and equipment, net in its unaudited condensed consolidated balance sheets. A summary of property, plant, and equipment, net as of June 27, 2026 and December 31, 2025, is as follows (in thousands):

	June 27, 2026	December 31, 2025

Machinery and equipment	$126,340	$127,475
Leasehold improvements	16,322	16,885
Building	29,408	29,562
Finance leases	124,555	125,216
Software	2,654	2,688
Furniture and fixtures	899	900
Vehicles	595	595
Land	5,512	5,548
Assets not yet placed in service	5,379	6,371
Total property, plant and equipment	$311,664	$315,240
Less: accumulated depreciation and amortization	109,992	101,978
Property, plant and equipment, net	$201,672	$213,262

Depreciation and amortization expense in the three months ended June 27, 2026 and June 28, 2025 was $6.7 million and $8.3 million, respectively. Depreciation and amortization expense in the three months ended June 27, 2026 included $1.6 million in accelerated depreciation related to the Company’s remaining leasehold improvement assets in China unrelated to the assets held for sale. Of the total depreciation and amortization expense in the three months ended June 27, 2026 and June 28, 2025, $4.0 million (including $1.6 million in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the cessation of the Company’s operational activities in China) and $6.1 million (including $1.7 million in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the cessation of the Company’s operational activities in China), respectively, were recorded in cost of goods sold, $2.0 million and $2.1 million, respectively were recorded in research and development expenses, and $0.7 million and $0.1 million, respectively, were recorded in SG&A expenses, in the Company’s unaudited condensed consolidated statement of operations.
Depreciation and amortization expense in the six months ended June 27, 2026 and June 28, 2025 was $13.5 million and $15.7 million, respectively. Depreciation and amortization expense in the six months ended June 27, 2026 and June 28, 2025 included $2.1 million and $3.2 million, respectively, in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the cessation of the Company’s operational activities in China. Of the total depreciation and amortization expense in the six months ended June 27, 2026 and June 28, 2025, $7.8 million (including $2.1 million in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the cessation of the Company’s operational activities in China) and $12.0 million (including $2.3 million in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the cessation of the Company’s operational activities in China), respectively, were recorded in cost of goods sold, $4.2 million (including $0.9 million in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the cessation of the Company’s operational activities in China) and $3.4 million (including $0.9 million in accelerated depreciation related to the reassessment of useful lives of certain assets resulting from the cessation of the Company’s operational activities in China), respectively, were recorded in research and

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
development expenses, and $1.5 million and $0.3 million, respectively, were recorded in SG&A expenses, in the Company’s unaudited condensed consolidated statement of operations.
As of June 27, 2026 and December 31, 2025, the Company had $8.7 million and $9.4 million in property, plant and equipment, respectively, classified as assets held for sale.
Note 9. Debt
The following is a summary of debt balances as of June 27, 2026 and December 31, 2025 (in thousands):

	June 27, 2026	December 31, 2025

2027 Notes	$29,459	$29,459
2030 Notes	224,269	334,148
Debt discount—2030 Notes issue date embedded derivatives, net(1)	(15,564)	(25,745)
Delayed draw term loans(2)	110,884	104,569
Debt issuance costs—Delayed draw term loans	(6,718)	(7,181)
Debt discount—Delayed draw term loan warrants	(18,534)	(19,510)
Total debt outstanding	$323,796	$415,740
Less: current portion of long-term debt	(29,459)	—
Long-term debt	$294,337	$415,740
_________
(1) 2030 Notes Embedded Derivative was valued using the binomial lattice valuation model and recorded as debt discount. Amount shown is net of amortization from the issue date discount and pro rata reductions from conversions. See Note 2 and Note 5.
(2) Includes accrued PIK interest of $10.9 million and $4.6 million as of June 27, 2026 and December 31, 2025, respectively.
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

__
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
If an Event of Default (as defined in the 2027 Notes Indenture) involving bankruptcy, insolvency or reorganization events with respect to the Company (and not solely with respect to a significant subsidiary of the Company) occurs, then the principal amount of, and any accrued and unpaid special interest and additional interest on, all of the 2027 Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then, the 2027 Notes Trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of 2027 Notes then outstanding, may declare the principal amount of, and any accrued and unpaid special interest and additional interest on, all of the 2027 Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the 2027 Notes Indenture consists exclusively of the right of the noteholders to receive special interest on the 2027 Notes for up to 365 days at a specified rate per annum not exceeding 0.50% on the principal amount of the Notes.
The total amount of debt issuance costs of $23.6 million was recorded as a reduction to 2027 Notes in the Company’s unaudited condensed consolidated balance sheet and was being amortized as interest expense over the term of the 2027 Notes using the effective interest method. In the three and six months ended June 28, 2025, the Company recognized $1.0 million and $2.0 million, respectively, in interest expense related to the amortization of the debt issuance costs related to the 2027 Notes. The annualized effective interest rate was 0.34% in the three and six months ended June 28, 2025. In October 2025, concurrently with the completion of the Exchange Offer, the remaining unamortized debt issuance costs associated with the 2027 Notes in the amount of $5.4 million was offset against the gain on debt restructuring.
Exchange Offer and Consent Solicitation
On September 29, 2025, the Company commenced the Exchange Offer to exchange any and all of its 2027 Notes issued pursuant to the 2027 Notes Indenture, for a pro rata portion of (i) up to $202.5 million in aggregate principal amount of the 2030 Notes and (ii) up to 326,190,370 shares of the Company’s common stock (the “New Shares”). Simultaneously with the Exchange Offer, the Company solicited consents (the “Consent Solicitation”) from holders of the 2027 Notes to adopt certain proposed amendments to the 2027 Notes Indenture.
Early Settlement of the Exchange Offer
On October 15, 2025, the Company completed the early settlement of the exchange of the 2027 Notes that were validly tendered on or before the early tender deadline of 5:00 p.m., New York City time, on October 10, 2025 (the “Early Tender Date”) in the Exchange Offer. Pursuant to the early settlement of the Exchange Offer, $1,114,603,000 in aggregate principal amount of the 2027 Notes were validly tendered, accepted for exchange by the Company and subsequently canceled (“Early Tendered Notes”). The Early Tendered Notes represented 96.92% of the aggregate principal amount of the previously outstanding 2027 Notes. Following the cancellation of the Early Tendered Notes, $35,397,000 in aggregate principal amount of the 2027 Notes remained outstanding. On the Early Settlement Date, the Company issued (i) $196,217,000 in aggregate principal amount of 2030 Notes and (ii) 316,150,176 New Shares, in exchange for the Early Tendered Notes. In addition, the Company issued an additional $12.5 million in aggregate principal amount of 2030 Notes as payment to certain holders of 2027 Notes that had entered into a transaction support agreement with the Company relating to the Exchange Offer (the “SteerCo Premium”), for a total of $208,717,000 in aggregate principal amount of 2030 Notes. The Company also completed the Consent Solicitation and entered into a supplemental indenture (the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
“Supplemental Indenture”) to the 2027 Notes Indenture with the 2027 Notes Trustee. The Supplemental Indenture eliminated substantially all of the restrictive covenants in the 2027 Notes Indenture as well as certain events of default and related provisions applicable to the 2027 Notes.
Final Settlement of the Exchange Offer
On October 30, 2025, (the “Final Settlement Date”) the Company completed the final settlement of the exchange of the 2027 Notes that were validly tendered in the Exchange Offer and not validly withdrawn following the Early Tender Date in connection with the Exchange Offer. Pursuant to the final settlement of the Exchange Offer, an additional $5,938,000 in aggregate principal amount of the 2027 Notes were validly tendered (“Additional Tendered Notes”), accepted for exchange by the Company and subsequently canceled. In connection with the final settlement of the Exchange Offer, on the Final Settlement Date, the Company issued (i) $1,004,000 in aggregate principal amount of 2030 Notes and (ii) 1,684,270 New Shares, in exchange for the Additional Tendered Notes.
Following the Final Settlement Date, a total of (i) $209,721,000 in aggregate principal amount of 2030 Notes (inclusive of $12.5 million in aggregate principal amount of 2030 Notes as payment of the SteerCo Premium) and (ii) 317,834,446 New Shares were issued by the Company in connection with the Exchange Offer. The Additional Tendered Notes and the Early Tendered Notes together represented 97.44% of the previously outstanding aggregate principal amount of the 2027 Notes. As of June 27, 2026 and December 31, 2025, $29,459,000 in aggregate principal amount of the 2027 Notes remained outstanding as further discussed below.
2030 Notes Indenture
The 2030 Notes were issued pursuant to an indenture and security agreement dated as of October 15, 2025 (as supplemented, the “2030 Notes Indenture”), by and between the Company and Wilmington Trust, National Association, as trustee (in such capacity, the “Trustee”) and collateral agent (in such capacity, the “Collateral Agent”).
The 2030 Notes are secured, second lien obligations of the Company. The 2030 Notes will mature on October 15, 2030, unless earlier redeemed, converted, equitized or repurchased in accordance with the terms of the 2030 Notes. The 2030 Notes bear interest at a rate of 7.00% per annum from the Early Settlement Date, which interest may be paid in cash or, subject to certain limitations, in shares of common stock. At the option of the Company, interest on the 2030 Notes may be accrued and compounded in whole or in part for any interest period as “payment-in-kind” (“PIK”) interest at a rate of 9.50% per annum from the Early Settlement Date. The Company used the PIK option as discussed below under Gain on Debt Restructuring. On January 12, 2026, the Company and Beyond Meat EU B.V., the Company’s wholly owned subsidiary (“Beyond Meat BV”), entered into a First Supplemental Indenture (the “First Supplemental Indenture”) with the Collateral Agent. The First Supplemental Indenture modified the 2030 Notes Indenture to provide for the guarantee of the 2030 Notes by Beyond Meat BV, which are secured on a second-priority basis by the Company’s assets and the assets of Beyond Meat BV, subject to certain exceptions.
The conversion rate for the 2030 Notes was initially set to a number of shares of common stock per $1,000 principal amount of 2030 Notes equal to the lesser of (i) 1,029.2716 and (ii) an amount calculated based on a 10% premium to a reference price determined over an observation period consisting of 20 consecutive trading days immediately following the Early Settlement Date, (excluding any trading days on which there is a Market Disruption Event, as defined in the 2030 Notes Indenture) with such conversion rate subject to customary adjustments. The conversion rate will be increased for conversions occurring prior to October 15, 2028, to reflect a “make-whole” premium, payable in the form of shares of common stock, to compensate holders for interest that would have been payable to such date. On November 14, 2025, the initial conversion rate for the 2030 Notes was established as 572.7784 shares of the Company’s common stock per $1,000 principal amount of the 2030 Notes, which represents a conversion price of approximately $1.7459 per share of common stock.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
The Company is permitted to satisfy its obligations under the 2030 Notes with any settlement method it is otherwise permitted to elect, including by physical settlement of shares of common stock. The 2030 Notes are convertible at any time prior to the close of business on the second trading day immediately preceding the maturity date.
The 2030 Notes Indenture includes incurrence based negative covenants and financial covenants, including a minimum liquidity covenant of $15.0 million tested quarterly, restrictions on the amount of 2027 Notes that may remain outstanding prior to maturity, and a cap of $60.0 million on cash used to repay the 2027 Notes at maturity, subject to increase from equity raises. For a detailed description of the 2030 Notes Indenture covenants, see Note 9, Debt, to the Notes to Consolidated Financial Statements included in the 2025 10-K. As of June 27, 2026 and December 31, 2025, the Company was in compliance with the covenants under the 2030 Notes.
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
2030 Notes Embedded Derivative
The 2030 Notes contain certain embedded derivatives that require bifurcation and separate accounting from the debt host pursuant to ASC 815. For the Company's accounting policy regarding evaluation of convertible debt and warrants for embedded derivatives requiring bifurcation under ASC 815, including the valuation methodology per ASC 820, “Fair Value Measurement,” and the financial statement presentation of the 2030 Notes Embedded Derivative, see Note 2, Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements included in the 2025 10-K. See Note 5.
Intercreditor Agreement
In connection with the issuance of the 2030 Notes and the entry into the 2030 Notes Indenture, the Company entered into an Intercreditor Agreement, dated as of October 15, 2025 (as amended, the “Intercreditor Agreement”), among Unprocessed Foods LLC, an affiliate of the Ahimsa Foundation (“Unprocessed Foods”), the lender under the Company’s Loan and Security Agreement, dated as of May 7, 2025 (as amended, the “Loan and Security Agreement”), as the first lien representative and the first lien collateral agent for the first lien claimholders, Wilmington Trust, National Association, as the initial second lien collateral agent for the initial second lien claimholders and as the initial second lien representative for the initial second lien claimholders, and the Company, as a grantor, which, among other things, provides for the relative priorities of the security interests in the assets securing the 2030 Notes, the loans pursuant to the Loan and Security Agreement and certain of the Company’s additional debt, and certain other matters relating to the administration of security interests. The terms of the Intercreditor Agreement expressly subordinate, in right of payment and in liens, the obligations under the 2030 Notes to the obligations under the Loan and Security Agreement.
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

__
Trustee for cancellation. For additional details regarding the voting agreements, see Note 9, Debt, to the Notes to Consolidated Financial Statements included in the 2025 10-K.
Fair Values of the Notes
The carrying amount of the liability for the 2030 Notes as of June 27, 2026 and December 31, 2025 was $208.7 million and $308.4 million, respectively, net of debt discount, which represents the issuance date principal amount plus the undiscounted future cash flows using the PIK election, including any amounts contingently payable, and amounts reduced, on a pro rata basis, from partial conversion settlements completed during the period, offset by amortization of the debt discount, discussed below, included in 2030 Notes, net, under Long-term liabilities in the Company’s unaudited condensed consolidated balance sheets. See Note 2.

The following is a summary of the 2027 Notes as of June 27, 2026, included in Current liabilities in the Company’s unaudited condensed consolidated balance sheet (in thousands):

	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
2027 Notes	$29,459	$—	$29,459	$6,098	Level 2
The following is a summary of the 2027 Notes as of December 31, 2025, included in Long-term liabilities in the Company’s unaudited condensed consolidated balance sheet (in thousands):

	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
2027 Notes	$29,459	$—	$29,459	$6,098	Level 2
The 2027 Notes are carried at face value on the Company’s unaudited condensed consolidated balance sheets. The 2027 Notes are quoted on the Intercontinental Exchange and are classified as Level 2 financial instruments. The estimated fair value of the 2027 Notes was determined based on the actual bid price of the 2027 Notes on June 1, 2026 the last business day in the six months ended June 27, 2026 when the 2027 Notes were traded.
The following is a summary of the 2030 Notes as of June 27, 2026 (in thousands):

	Principal Amount(1)	Undiscounted Cash Flows(2)	Unamortized Derivative Discount(3)	Net Carrying Amount	Fair Value
					Amount	Leveling
2030 Notes, net	$151,288	$72,981	$(15,564)	$208,705	$114,266	Level 2
__________
(1) Represents the net principal amount remaining after $68.8 million of 2030 Note conversions settled during the six months ended June 27, 2026. See Note 2. On May 1, 2026, the aggregate remaining principal amount of the 2030 Notes was increased by approximately $10.4 million in interest payment in the form of PIK interest at a rate of 9.5% for the period from October 15, 2025 to May 1, 2026, pursuant to the terms of the 2030 Notes Indenture.
(2) Represents the remaining undiscounted future cash flows using the PIK election, including any amounts contingently payable.
(3) Represents the remaining unamortized debt discount in the 2030 Notes. The discount was reduced by $8.0 million for conversions settled during the six months ended June 27, 2026. See Note 2. The remaining discount is being amortized to interest expense at an effective interest rate of 1.7% per annum over the term of the 2030 Notes.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
The following is a summary of the 2030 Notes as of December 31, 2025 (in thousands):

	Principal Amount	Undiscounted Cash Flows(1)	Unamortized Derivative Discount(2)	Carrying Amount	Fair Value
					Amount	Leveling
2030 Notes, net	$209,721	$124,427	$(25,745)	$308,403	$166,267	Level 2
__________
(1) Represents the undiscounted future cash flows using the PIK election, including any amounts contingently payable, recognized on the restructuring date in accordance with TDR accounting discussed in Note 2.
(2) Represents the unamortized embedded derivatives in the 2030 Notes, recorded as a single derivative, bifurcated from the host and recorded as a discount in accordance with ASC 815. The 2030 Notes Embedded Derivative discount is being amortized to interest expense at an effective interest rate of 1.6% per annum over the term of the 2030 Notes.

The 2030 Notes are quoted on the Intercontinental Exchange and are classified as Level 2 financial instruments. The estimated fair value of the 2030 Notes was determined based on the actual bid price of the 2030 Notes on May 4, 2026, the last business day in the six months ended June 27, 2026 when the 2030 Notes were traded.
As of June 27, 2026, the remaining lives of the 2027 Notes and 2030 Notes were approximately 0.7 years and 4.3 years, respectively.
2030 Note Conversions and Gain on Debt Extinguishment
In the three and six months ended June 27, 2026, pursuant to the 2030 Notes Indenture, the Company issued 52,092,284 and 57,408,142 Conversion Shares to certain holders of the 2030 Notes upon the conversion by such holders of $62.6 million and $68.8 million, respectively, in aggregate principal amount of 2030 Notes into shares of the Company’s common stock. This resulted in the pro rata reduction of $100.0 million and $109.9 million, respectively, of the 2030 Notes carrying value, the pro rata reduction of $7.2 million and $8.0 million, respectively, of the debt discount, and the pro rata reduction of $15.4 million and $16.5 million, respectively, of the 2030 Notes Embedded Derivative at fair value on the settlement dates. In the three and six months ended June 27, 2026, the Company recognized a gain on debt extinguishment of $57.7 million and $63.8 million, respectively, from these conversions. See Note 2.
In the six months ended June 27, 2026, an aggregate of 4,264,723 anti-dilution RSUs were granted to the recipients of the MIP awards and an aggregate of 2,911,527 shares were reserved for Anti-Dilution Increases with respect to MIP PSU awards, at maximum payout, associated with these 2030 Note conversions.
Loan and Security Agreement
On May 7, 2025, the Company, as borrower, entered into the Loan and Security Agreement with Unprocessed Foods, the other lenders party thereto (together with Unprocessed Foods, the “Lenders”) and certain of the Company’s subsidiaries party thereto from time to time, as guarantors, pursuant to which the Lenders agreed to provide for a senior secured delayed draw term loan facility (the “Delayed Draw Term Loan Facility” and the loans thereunder, the “Delayed Draw Term Loans”) in an aggregate principal amount of $100.0 million. Beyond Meat BV has guaranteed the Company’s obligations under the Loan and Security Agreement. The Delayed Draw Term Loans are secured by a first-priority lien and security interest in substantially all of the assets, subject to certain exceptions, of the Company and Beyond Meat BV.
The Delayed Draw Term Loans mature on February 7, 2030 (the “Initial Maturity Date”), which date may be extended by the Company, with the relevant Lenders’ consent, to no later than May 7, 2035. Borrowings accrue interest at a rate per annum of 12.0% with accrued but unpaid interest compounded on a quarterly basis and PIK interest by adding the amount of such accrued interest to the principal amount of the outstanding Delayed

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
Draw Term Loans. As of June 27, 2026 and December 31, 2025, the effective interest on the Delayed Draw Term Loans was 19.4% and 13.8%, respectively. For additional details regarding the terms of the Loan and Security Agreement, including interest rate, use of proceeds restrictions and covenant provisions, see Note 9, Debt, to the Notes to the Consolidated Financial Statements included in the 2025 10-K.
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
The total amount of debt issuance costs related to the Delayed Draw Term Loan Facility was $7.3 million, which is being amortized to interest expense over the term of the loan using the effective interest rate method. As of June 27, 2026, the Company had drawn the entire $100.0 million and had no amount available under the Delayed Draw Term Loan Facility.
In the three and six months ended June 27, 2026, the Company recorded accrued unpaid interest of $3.4 million and $6.8 million, respectively, in PIK interest expense related to the Delayed Draw Term Loans and $0.5 million and $1.0 million, respectively in interest expense from the amortization of the debt discount resulting from the Delayed Draw Term Loan Warrants (as defined below).
Embedded Derivatives in Delayed Draw Term Loans
The Delayed Draw Term Loans contain certain embedded derivatives that require bifurcation and separate accounting from the debt host pursuant to ASC 815, including separate valuations of fair value for those derivatives both at the issuance date and all reporting periods thereafter until the derivatives expire, are canceled or the debt is no longer outstanding. The issuance date fair value of the derivatives is recorded as a debt discount and amortized, while the changes to the fair value of those derivatives after the issuance date are marked to market and recognized in the consolidated statements of operations. The Company assessed the fair value of these derivatives and determined that both the issuance date fair value and the subsequent changes to fair value as of June 27, 2026 and December 31, 2025, were immaterial, subject to subsequent reassessment.
Amendment to the Loan and Security Agreement
On October 15, 2025, the Company also entered into a First Amendment to the Loan and Security Agreement (the “First Amendment to LSA”), with Unprocessed Foods, which amends the Loan and Security Agreement, among the Company, as the borrower, Unprocessed Foods, as a lender, and the other lenders from time to time party thereto. Pursuant to the First Amendment to LSA, the Loan and Security Agreement was amended to, among other things, add cross defaults to the Loan and Security Agreement related to events of default under other debt secured by a second priority security interest and certain secured debt for borrowed money. The amendment was deemed to be a debt modification pursuant to ASC 470, with no material amounts being recorded in the Company’s consolidated financial statements in connection with a modification for the year ended December 31, 2025.
As of June 27, 2026 and December 31, 2025, the Company was in compliance with the covenants of the Loan and Security Agreement.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
Delayed Draw Term Loan Warrant Agreement
On May 7, 2025, in connection with the entry into the Loan and Security Agreement, the Company and the Lenders entered into a warrant agreement (the “Delayed Draw Term Loan Warrant Agreement”) setting forth the rights and obligations of the Company and the Lenders, as holders, in connection with warrants (the Delayed Draw Term Loan Warrants”) representing the Lenders’ right to purchase up to, in the aggregate, 9,558,635 shares of common stock (the “Maximum Warrant Share Amount”), at an initial exercise price of $3.26 per share calculated based on the terms of the Delayed Draw Term Loan Warrant Agreement. The Loan and Security Agreement provides that at each funding date of any Delayed Draw Term Loan, the Company would execute and deliver to the applicable Lenders Delayed Draw Term Loan Warrants representing the pro rata portion of the Maximum Warrant Share Amount based on the amount of Delayed Draw Term Loan provided by such Lender on the date thereof.
The Delayed Draw Term Loan Warrants are exercisable by the holder thereof, in whole or in part, at any time, or from time to time, prior to the expiration of the Delayed Draw Term Loan Warrant Agreement by tendering to the Company at its principal office a notice of exercise. Promptly upon receipt of such exercise notice and the payment of the exercise price, and in no event later than two business days thereafter, the Company will issue to such holder the whole number of shares of common stock purchased plus an amount in cash representing any fractional share of common stock otherwise due upon such exercise.
The Delayed Draw Term Loan Warrants will be exercisable by payment in cash from time to time until June 26, 2030. The Delayed Draw Term Loan Warrants are subject to adjustment from time to time in accordance with the provisions of the Delayed Draw Term Loan Warrant Agreement, including a weighted average adjustment for certain below-market issuances of equity or equity-linked securities, subject to exceptions set forth in the Delayed Draw Term Loan Warrant Agreement. Subject to compliance with applicable federal and state securities laws, the Delayed Draw Term Loan Warrant Agreement and all rights thereunder are transferable by the Holder subject to the terms of the Delayed Draw Term Loan Warrant Agreement.
The Company agreed in the Delayed Draw Term Loan Warrant Agreement to provide certain customary registration rights with respect to the resale of shares of common stock underlying the Delayed Draw Term Loan Warrants. As the Company is no longer eligible to use Form S-3 registration statements, the Company is required to use its commercially reasonable efforts to register for resale on a registration statement on Form S-1 the shares of common stock underlying the Delayed Draw Term Loan Warrants outstanding. For additional details regarding the Delayed Draw Term Loan Warrant Agreement terms, see Note 9, Debt, to the Notes to Consolidated Financial Statements included in the 2025 10-K.
Pursuant to the terms of the Delayed Draw Term Loan Warrant Agreement, the exercise price of the Delayed Draw Term Loan Warrants is subject to a weighted average adjustment for certain below-market issuances of equity or equity-linked securities, subject to exceptions. On December 22, 2025, the Company adjusted the exercise price for the Delayed Draw Term Loan Warrants from $3.26 to $1.95 in order to fully account for any and all potential past or future adjustments relating to the exchange of the 2027 Notes for $209,721,000 in principal amount of 2030 Notes and 317,834,446 shares of common stock that was completed on October 30, 2025, the payment of interest on the 2030 Notes in the form of common stock or in the form of payment-in-kind interest, as well as certain mandatory conversions, equitizations and make-whole payments that could result in additional issuances of common stock thereunder, if any. There was no corresponding adjustment to the number of shares of common stock underlying the Delayed Draw Term Loan Warrants. On June 27, 2026 and December 31, 2025, the Company remeasured the fair value of the total warrant liability marking it to market. See Note 5.
The debt discount arising from the Delayed Draw Term Loan Warrant liability is amortized to interest expense over the life of the Delayed Draw Term Loan Warrant Agreement. In the three and six months ended June 27, 2026, the Company recorded $0.5 million and $1.0 million, respectively, in interest expense related to

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
the amortization of the debt discount resulting from the Delayed Draw Term Loan Warrants. Total unamortized debt issuance costs related to the Delayed Draw Term Loans were $6.7 million and $7.2 million as of June 27, 2026 and December 31, 2025, respectively.
Note 10. Stockholders’ Equity (Deficit)
As of June 27, 2026, the Company’s shares consisted of 3,000,000,000 authorized shares of common stock, par value $0.0001 per share, of which 515,793,219 shares of common stock were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
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
Common Stock
Common stock reserved for future issuance consisted of the following:

	June 27, 2026	December 31, 2025

Equity incentive compensation awards granted and outstanding	56,308,520	39,464,342
Shares available for issuance under the Amended and Restated 2018 Equity Incentive Plan(1)(2)(3)	10,024,113	10,310,481
Shares available for issuance under the 2026 Employment Inducement Equity Incentive Plan	9,433,685	—
Shares available for issuance under the 2018 Employee Stock Purchase Plan	4,557,105	4,020,975
Shares reserved for potential issuance under the 2030 Notes(4)	86,660,407	120,000,000
Shares reserved for potential issuance under the Delayed Draw Term Loan Warrants	9,558,635	9,558,635
Shares reserved for potential issuance under the BG Warrant—Tranche 1	2,500,000	—
Shares reserved for potential issuance under the BG Warrant—Tranche 2	1,666,667	—
Total common stock reserved for future issuance	180,709,132	183,354,433
_________________
(1) Shares available for issuance under the Amended and Restated 2018 Equity Incentive Plan includes 70,946 and 145,660 shares at June 27, 2026 and December 31, 2025, respectively, that may be issued pursuant to 2024 PSUs if 200% of the applicable performance targets are achieved. See Note 11.
(2) Shares available for issuance under the Amended and Restated 2018 Equity Incentive Plan includes 10,154,868 shares at June 27, 2026 including 9,198,298 MIP shares and 956,570 antidilution shares at June 27, 2026, that may be issued pursuant to PSUs (at “maximum” performance) to certain employees (the “MIP PSUs”) granted in 2026 if 150% of the applicable performance target is achieved.
(3) Shares available for issuance under the Amended and Restated 2018 Equity Incentive Plan at June 27, 2026 after deducting 20,309,683 shares that are reserved for issuance under MIP PSU awards to certain key employees, including 1,913,097 shares reserved pursuant to Anti-Dilution Increases in respect of the MIP PSU awards in the six months ended June 27, 2026, at maximum payout.
(4) As of June 27, 2026 and December 31, 2025, up to approximately 86,660,407 and 120,000,000 additional shares, respectively, may be issuable upon conversion of the 2030 Notes at the base conversion rate (prior to giving effect to any make-whole payments payable upon such conversion), in addition to issuances of common stock in connection with the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
payment of interest in the form of common stock, mandatory equitizations and issuances with respect to additional 2030 Notes issued as payment-in-kind interest, that, in each case, may be resold in the public market.
Warrants
Delayed Draw Term Loan Warrants
On May 7, 2025, in connection with the entry into the Loan and Security Agreement, the Company and the Lenders entered into the Delayed Draw Term Loan Warrant Agreement setting forth the rights and obligations of the Company and the Lenders. See Note 5 and Note 9.
Big Geyser Warrants
On April 15, 2026, Beyond Meat, Inc. (the “Company”) entered into a distribution agreement (the “Distribution Agreement”) with Big Geyser, Inc. (“Big Geyser”), pursuant to which Big Geyser will sell, distribute, market and assist in the promotion of the Company’s products.
On June 22, 2026, in connection with the Distribution Agreement, the Company and Big Geyser entered into two separate warrant agreements (each as further described below) setting forth the rights and obligations of the Company and Big Geyser in connection with warrants representing Big Geyser’s right to purchase up to, in the aggregate, 4,166,667 shares of the Company’s common stock, par value $0.0001 per share.
Tranche 1 Warrant Agreement
The first warrant (the “BG Tranche 1 Warrant”) entitles Big Geyser to purchase up to an aggregate of 2,500,000 shares of common stock at an exercise price of $0.60 per share. The BG Tranche 1 Warrant is exercisable by Big Geyser, in whole or in part, at any time, or from time to time, prior to the expiration of the warrant agreement governing the BG Tranche 1 Warrant (the “BG Tranche 1 Warrant Agreement”), by tendering to the Company at its principal office a notice of exercise. Promptly upon receipt of such exercise notice and the payment of the exercise price, and in no event later than two (2) business days thereafter, the Company will issue to Big Geyser the whole number of shares of common stock purchased plus an amount in cash representing any fractional share of common stock otherwise due upon such exercise.
The BG Tranche 1 Warrant will be exercisable by payment in cash from time to time until or prior to 5:00 p.m. (Eastern Time) on the eighteen-month anniversary of the initial issuance of the BG Tranche 1 Warrant. The BG Tranche 1 Warrant is subject to adjustment from time to time in accordance with the provisions of the BG Tranche 1 Warrant Agreement, including a weighted average adjustment for certain below-market issuances of equity or equity-linked securities, subject to exceptions set forth in the BG Tranche 1 Warrant Agreement. The BG Tranche 1 Warrant may not be transferred or assigned to any person other than Permitted Transferees (as defined in the BG Tranche 1 Warrant Agreement) without the prior written consent of the Company.
The Company determined that the BG Tranche 1 Warrant met the definition of an equity-classified award and is presented in permanent equity as part of Additional paid in capital in the Company’s unaudited condensed consolidated statement of stockholder’s equity (deficit) as of June 27, 2026. The Company also determined that the BG Tranche 1 Warrant represents share-based consideration payable to a customer and is not in exchange for a distinct good or service. Accordingly, the BG Tranche 1 Warrant was measured at grant-date fair value and accounted for as a reduction of revenue. The BG Tranche 1 Warrant does not contain vesting conditions and, as a result, the Company recognized the grant-date fair value of the BG Tranche 1 Warrant as a prepaid asset upon issuance and included in Other non-current assets, net, in its unaudited condensed consolidated balance sheet, which will be amortized as a reduction of revenue as the related sales to Big Geyser occur over the expected contract term. The grant-date fair value of the BG Tranche 1 Warrant was $1.2 million and was recorded in Additional paid-in capital in the Company’s unaudited condensed consolidated statement of stockholders’ equity (deficit) as of June 27, 2026.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
Tranche 2 Warrant Agreement
The second warrant (the “BG Tranche 2 Warrant” and, together with the BG Tranche 1 Warrant, the “BG Warrants”) entitles Big Geyser to purchase up to an aggregate of 1,666,667 shares of common stock at an exercise price of $0.001 per share. The BG Tranche 2 Warrant is subject to certain performance-based vesting conditions based on the cumulative number of cases of the Company’s beverage products sold by Big Geyser into retail, convenience, foodservice and other outlets in the New York metropolitan area as described in the BG Tranche 2 Warrant Agreement (as defined below).
The BG Tranche 2 Warrant, if vested, is exercisable by Big Geyser, in whole or in part, at any time, or from time to time, prior to the expiration of the warrant agreement governing the BG Tranche 2 Warrant (the “BG Tranche 2 Warrant Agreement” and, together with the BG Tranche 1 Warrant Agreement, the “BG Warrant Agreements”), by tendering to the Company at its principal office a notice of exercise. Promptly upon receipt of such exercise notice and the payment of the exercise price, and in no event later than two (2) business days thereafter, the Company will issue to Big Geyser the whole number of shares of common stock purchased plus an amount in cash representing any fractional share of common stock otherwise due upon such exercise.
The BG Tranche 2 Warrant, if vested, will be exercisable by payment in cash or by way of “Net-Share Settlement” (as defined in the BG Tranche 2 Warrant Agreement) from time to time until or prior to 5:00 p.m. (Eastern Time) on the 20th business day following the expiration of the Distribution Agreement. The BG Tranche 2 Warrant is subject to adjustment from time to time in accordance with the provisions of the BG Tranche 2 Warrant Agreement, including a weighted average adjustment for certain below-market issuances of equity or equity-linked securities, subject to exceptions set forth in the BG Tranche 2 Warrant Agreement. The BG Tranche 2 Warrant may not be transferred or assigned to any person other than Permitted Transferees (as defined in the BG Tranche 2 Warrant Agreement) without the prior written consent of the Company.

As of June 27, 2026, none of the vesting conditions of the BG Tranche 2 Warrant were met, and they were not probable of being met. See Note 2.
2030 Notes Conversions
In the six months ended June 27, 2026, pursuant to the 2030 Notes Indenture, the Company issued an aggregate of 57,408,142 Conversion Shares to certain holders of the 2030 Notes upon the conversion by such holders of $68.8 million in aggregate principal amount of 2030 Notes into shares of the Company’s common stock, which resulted in Anti-Dilution Increases totaling 7,176,019 shares including shares reserved for Anti-Dilution Increases in respect of the MIP PSU awards.
Note 11. Share-Based Compensation
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

__
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

__
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
The Amended and Restated 2018 Equity Incentive Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to the Company’s employees, directors, and consultants. As of January 1, 2026, the maximum aggregate number of shares that may be issued under the Amended and Restated 2018 Equity Incentive Plan was 96,359,368 shares. There were Anti-Dilution Increases totaling 7,176,019 shares, including shares reserved for Anti-Dilution Increases in respect of the PSU awards, resulting from the issuance of an aggregate of 57,408,142 Conversion Shares in the six months ended June 27, 2026. There was no automatic annual increase to the number of shares reserved for issuance on January 1, 2026 under the terms of the Amended and Restated 2018 Equity Incentive Plan.
The following table summarizes the shares available for issuance under the Amended and Restated 2018 Equity Incentive Plan:

Shares Available for Issuance
Shares available for issuance at December 31, 2025(1)	10,310,481
Authorized	7,176,019
Granted	(11,106,936)
Shares withheld to cover taxes	3,234,470
Forfeited(2)	976,394
Shares available for issuance at June 27, 2026(3)	10,590,428
____________
(1) Shares available for issuance under the Amended and Restated 2018 Equity Incentive Plan includes 70,946 and 145,660 shares at June 27, 2026 and December 31, 2025, respectively, that may be issued pursuant to 2024 PSUs, if 200% of the applicable performance target is achieved.
(2) Includes forfeiture of 74,714 shares reserved for issuance for a potential 200% achievement of the Tranche 2 2024 PSUs. See Performance Stock Units—2024 PSUs below.
(3) Shares available for issuance under the Amended and Restated 2018 Equity Incentive Plan at June 27, 2026 after deducting 20,309,683 shares that are reserved for issuance under MIP PSU awards to certain key employees in 2025 (MIP PSUs), including 1,913,097 shares reserved for issuance pursuant to Anti-Dilution Increases in respect of the MIP PSUs, in the six months ended June 27, 2026, at maximum payout. Includes 70,946 shares reserved for issuance pursuant to 2024 PSUs if 200% of the applicable performance target is achieved.
At June 27, 2026 and December 31, 2025, there were 4,640,161 and 3,974,337 shares, respectively, issuable under stock options outstanding; 42,026,622 and 35,344,345 shares, respectively, issuable under unvested restricted stock units (“RSUs”) outstanding; 70,946 and 145,660 shares, respectively, issuable under unvested 2024 PSUs outstanding; 70,946 and 145,660 shares, respectively, reserved for issuance under unvested 2024 PSUs outstanding if 200% of the applicable performance target is achieved; 18,396,586 and 27,998,591 shares reserved for issuance under MIP PSUs if 150% of the applicable performance target is achieved; 1,913,097 and 126 shares reserved for Anti-Dilution Increases with respect to PSUs at maximum performance; 19,857,699 and 18,807,587 shares, respectively, issued for stock option exercises, RSU settlement and restricted stock grants; and 10,590,428 and 10,310,481 shares, respectively, available for grant under the Amended and Restated 2018 Equity Incentive Plan.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
2026 Employment Inducement Equity Incentive Plan
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
The following table summarizes the shares available for issuance under the Inducement Plan:

Shares Available for Issuance
Shares available for issuance at December 31, 2025	—
Authorized	10,000,000
Granted	(566,315)
Forfeited	—
Shares available for issuance at June 27, 2026	9,433,685
Stock Options
Following are the assumptions used in the Black-Scholes valuation model for options granted under the Amended and Restated Equity Incentive Plan and the 2026 Inducement Plan during the periods shown below:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Risk-free interest rate	4.0%	N/A	4.0%	N/A
Average expected term (years)	4.0	N/A	4.0	N/A
Expected volatility	113.9%	N/A	113.9%	N/A
Dividend yield	N/A	N/A	N/A	N/A

Option grants to employees in the six months ended June 27, 2026 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period, subject to continued employment through the vesting date. There were no option grants in the six months ended June 28, 2025.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
The following table summarizes the Company’s stock option activity during the six months ended June 27, 2026 under the Amended and Restated 2018 Equity Incentive Plan and the 2026 Inducement Plan:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2025	3,974,337	$25.24	5.3	$—
Granted(2)	790,900	$0.83	—	$—
Exercised	—	$—	—	$—
Canceled/Forfeited	(125,076)	$6.80	—	$—
Outstanding at June 27, 2026	4,640,161	$21.58	5.9	$—
Vested and exercisable at June 27, 2026	3,384,913	$27.73	4.8	$—
Vested and expected to vest at June 27, 2026	4,485,683	$22.19	5.8	$—
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
(2) Includes 236,221 options granted under the 2026 Inducement Plan.
In the three months ended June 27, 2026 and June 28, 2025, the Company recorded $1.0 million and $1.5 million, respectively, of share-based compensation expense related to options. In the six months ended June 27, 2026 and June 28, 2025, the Company recorded $2.0 million and $3.5 million, respectively, of share-based compensation expense related to options. Share-based compensation expense in the three and six months ended June 27, 2026, included $0.2 million for extending an option grant expiration date by an additional five years for an executive officer. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s unaudited condensed consolidated statements of operations.
As of June 27, 2026, there was $3.6 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over a weighted average vesting period of 0.8 years.
Restricted Stock Units
RSU grants to employees in the six months ended June 27, 2026, generally vest: 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award, subject to continued employment through the vesting date. In addition, RSU awards in the six months ended June 27, 2026 included the Anti-Dilution Increases on RSU awards discussed below.
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
RSU grants to directors on the Company’s board of directors in the six months ended June 27, 2026 vest on the earlier to occur of (i) the one-year anniversary of the grant date, and (ii) the day prior to the first annual meeting of stockholders following the grant date, in each case, subject to; continued service through the vesting

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
date, accelerated vesting upon a Change in Control (as defined in the Amended and Restated 2018 Equity Incentive Plan); and, if elected by the director, deferral of the receipt of the shares underlying the RSUs upon vesting of the RSUs in accordance with a deferral election provided by the Company. There were no RSU grants to directors in the six months ended June 28, 2025.
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
Anti-Dilution Increases
In the six months ended June 27, 2026, pursuant to the 2030 Notes Indenture (See Note 9—2030 Notes Indenture), the Company issued an aggregate of 57,408,142 Conversion Shares to certain holders of the 2030 Notes upon the conversion by such holders of $68.8 million in aggregate principal amount of 2030 Notes into shares of the Company’s common stock. As a result of this conversion and pursuant to their award agreements, the Company issued an aggregate of 4,264,723 anti-dilution RSUs to the recipients of the MIP awards in the six months ended June 27,2026.
The following table summarizes the Company’s RSU activity during the six months ended June 27, 2026 under the Amended and Restated 2018 Equity Incentive Plan and the 2026 Inducement Plan:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2025	35,344,345	$1.27
Granted(1)	8,416,517	$0.48
Vested(2)	(1,029,982)	$3.92
Canceled/Forfeited	(704,258)	$1.68
Unvested at June 27, 2026	42,026,622	$1.04
____________
(1) Includes 4,264,723 RSUs granted pursuant to Anti-Dilution Increases resulting from the conversion of $68.8 million in aggregate principal amount of the 2030 Notes into 57,408,142 shares of the Company’s common stock. Also includes 330,094 RSUs granted pursuant to the 2026 Inducement Plan.
(2) Includes 363,510 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future issuance pursuant to the Amended and Restated 2018 Equity Incentive Plan.

In the three months ended June 27, 2026 and June 28, 2025, the Company recorded $6.2 million including $4.7 million in incremental share-based compensation expense related to the Exchange Offer, and $2.6 million, respectively, of share-based compensation expense related to RSUs. In the six months ended June 27, 2026 and June 28, 2025, the Company recorded $11.7 million including $8.4 million in incremental share-based compensation expense related to the Exchange Offer, and $6.2 million, respectively, of share-based compensation expense related to RSUs. The share-based compensation expense is included in cost of goods sold, research and development expenses and SG&A expenses in the Company’s unaudited condensed consolidated statements of operations. In the six months ended June 27, 2026, the Company paid $2.7 million in payments of minimum withholding taxes and withheld 2,870,960 shares on net share settlement of MIP RSU awards that vested in 2025 and Anti-Dilution Increases on those MIP RSU awards that occurred in the six months ended June 27, 2026.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
As of June 27, 2026, there was $37.0 million in unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted average vesting period of 0.9 years.
Performance Stock Units
2024 PSUs
On March 1, 2024, the Company granted a target amount of $3.3 million in PSUs with market-based and service-based vesting conditions to certain executive officers (the “2024 PSUs”). The market-based performance condition is based on the Company’s total shareholder return (“TSR”) relative to a TSR comparator group (“Relative TSR Performance”) for each performance period. The TSR comparator group includes the companies included in the S&P Food and Beverage Select Industry Index, excluding companies in the S&P 500, as of the beginning of each of the three performance periods that apply to the 2024 PSUs (each performance period begins on January 1, 2024 and the performance periods end on December 31, 2024, December 31, 2025 and December 31, 2026 for a one-year, two-year and three-year performance period, respectively). The market-based performance condition allows for a range of vesting from 0% to 200% of the target amount, depending on the Company’s Relative TSR Performance for the applicable performance period, as determined by the Company’s Human Capital Management and Compensation Committee (“HCMCC”) within 60 days following the end of the performance period. In addition to the market-based vesting condition, these 2024 PSUs are subject to the continued service of the executive officers through the last day of the applicable performance period. 2024 PSUs that are unvested three months following the end of the performance period will be forfeited and returned to the Amended and Restated 2018 Equity Incentive Plan on that date, or such earlier date as determined by the HCMCC.
The fair value of 2024 PSUs is measured on the grant date using a Monte Carlo simulation. Each of the three performance periods is considered an individual tranche of the award referred to below as “Tranche I,” “Tranche II” and “Tranche III,” respectively.

	Number of Units	Grant Date Fair Value Per Unit	Performance Period
Tranche I	80,307	$13.49	January 1, 2024 - December 31, 2024
Tranche II	74,714	$14.50	January 1, 2024 - December 31, 2025
Tranche III	70,946	$15.27	January 1, 2024 - December 31, 2026
The shares subject to each performance period (the “Target PSUs”) vest on the last day of the respective performance period in an amount equal to the applicable percentage set forth below for the Relative TSR Performance for such performance period, so long as the applicable executive remains a service provider through such date:

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

__
resulting in 0% of the Tranche II and Tranche I Target PSUs vesting. Accordingly, the unvested Tranche II and Tranche I Target PSUs were forfeited and returned to the Amended and Restated 2018 Equity Incentive Plan share reserve for future issuance under the Amended and Restated 2018 Equity Incentive Plan.
The market-based performance condition used for the 2024 PSU awards is based upon the Company’s Relative TSR Performance, which is considered to be a market condition under FASB ASC Topic 718, for each performance period. Consistent with FASB ASC Topic 718, the full grant date fair value (at target performance) for the market-related TSR component for all three tranches of the 2024 PSU awards is included in the amounts shown. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The fair value of the 2024 PSUs is measured on the grant date using a Monte Carlo simulation. The following valuation assumptions were used in the Monte Carlo simulation for the 2024 PSUs granted on March 1, 2024:

Assumption	As of March 1, 2024
Expected term (years)	2.8
Expected volatility	78.7%
Average correlation	21.4%
Risk-free interest rate	4.36%
Dividend yield	0%
Measurement date stock price	$9.77
•Expected Term: The expected term is based on the grant date of the 2024 PSU awards (3/1/2024) through the end of the performance period (12/31/2026).
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
The following table summarizes the Company’s 2024 PSU activity during the six months ended June 27, 2026:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2025	145,660	$14.88
Granted	—	$—
Vested	—	$—
Canceled/Forfeited	(74,714)	$14.50
Unvested at June 27, 2026	70,946	$15.27

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
The total grant date fair value of the 2024 PSUs was determined to be $3.3 million, with each tranche of 2024 PSUs representing $1.1 million of the total expense. The requisite service period for each tranche of 2024 PSUs is 10 months, 22 months and 34 months, respectively. Share-based compensation expense related to 2024 PSUs is recognized on a straight-line basis over their requisite service periods, regardless of whether the market vesting condition is ultimately satisfied. Share-based compensation expense is not reversed if the achievement of the market vesting condition does not occur.
In the three months ended June 27, 2026, the Company recorded $0.1 million of share-based compensation expense related to Tranche III of the 2024 PSUs. In the three months ended June 28, 2025, the Company recorded $0.2 million of share-based compensation expense related to Tranche II and III of the 2024 PSUs. In the six months ended June 27, 2026, the Company recorded $0.2 million of share-based compensation expense related to Tranche III of the 2024 PSUs. In the six months ended June 28, 2025, the Company recorded $0.5 million of share-based compensation expense related to Tranche II and III of the 2024 PSUs. The share-based compensation expense is included in SG&A expenses in the Company’s unaudited condensed consolidated statements of operations.
As of June 27, 2026, there was $0.2 million in unrecognized compensation expense related to unvested 2024 PSUs which is expected to be recognized over a weighted average vesting period of 0.5 years.
MIP PSUs
Pursuant to the Amended and Restated 2018 Equity Incentive Plan, in 2025, the board of directors of the Company approved aggregate awards of  27,998,717 PSUs (at “maximum” performance) to certain key employees (the “MIP PSUs”). The MIP PSUs will be earned based on the achievement of annual performance goals measured over two annual performance periods (2026 and 2027), with performance goals to be set based on metrics to be established by the Company’s board of directors upon recommendation from the Company’s human capital management and compensation committee. Earned MIP PSUs will vest as soon as practicable following the end of the applicable annual performance period and following certification of results (but in all events prior to the following March 15), subject to continued service through the vesting date.
As of June 27, 2026, 10,154,868 of the MIP PSU awards were deemed granted for purposes of ASC 718 upon establishment of the applicable company metrics and related performance goals based on net revenues and cost of goods sold per pound excluding extraordinary and/or nonrecurring items for the performance period of January 1, 2026 to December 31, 2026 and cash balance for the year ending December 31, 2026.
The following table summarizes the Company’s MIP PSU activity during the six months ended June 27, 2026:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2025	—	$—
Granted	10,154,868	$—
Vested	—	$—
Canceled/Forfeited	—	$—
Unvested at June 27, 2026	10,154,868	$—
As of June 27, 2026, the Company estimated that only a certain portion of the metrics were probable of vesting. Therefore, the share-based compensation expense related to MIP PSU awards for the first performance period was not significant.
Employee Stock Purchase Plan

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
As of June 27, 2026, the maximum aggregate number of shares that may be issued under the 2018 Employee Stock Purchase Plan (“2018 ESPP”) was 4,557,105 shares of common stock, including an increase of 536,130 shares effective January 1, 2026 under the terms of the 2018 ESPP. The 2018 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the 2018 ESPP.
Note 12. Commitments and Contingencies
Leases
We paid $1.6 million and $8.3 million in rent prepayments and payments towards construction costs of the Campus Headquarters in the six months ended June 27, 2026 and year ended December 31, 2025, respectively. The Company’s lease commitments, including its Campus Headquarters lease, related amendments, sublease arrangements, and letter of credit, are described in Note 6.
Big Geyser
For details about the Company’s Distribution Agreement with Big Geyser and issuance of the BG Warrants in connection therewith, see Note 10.
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
During Phase 1, the Company agreed to invest $10.0 million as the registered capital of BYND JX in the JXEDZ through intercompany investment in BYND JX. and BYND JX agreed to lease a facility in the JXEDZ for a minimum of  two years. In connection with such agreement, BYND JX entered into a factory leasing contract with a JXEDZ company, pursuant to which BYND JX agreed to lease and renovate a facility in the JXEDZ and lease it for a minimum of  two years. In 2022, the lease was amended to extend the term for an additional five years without rent escalation. On February 24, 2025, as part of the Company’s global operations review initiated in 2023 (the “Global Operations Review”), the Company’s board of directors approved a plan to suspend the Company’s operational activities in China, which ceased as of the end of 2025. As of June 27, 2026, the Company continued to use this facility in its process of winding down the operational activities in China and has notified the landlord of its intention to terminate the lease at the end of August 2026.
In the fourth quarter of 2021, BYND JX leased an approximately 12,000 square foot facility in Shanghai, China, for a period of eight years, which was used as a local research and development facility. In connection with the cessation of operational activities in China, BYND JX and the landlord agreed to terminate the lease early effective as of May 20, 2025.
As of June 27, 2026, the Company had invested $22.5 million as the registered capital of BYND JX that included $0.5 million to fund the cessation of its operational activities in China, and advanced $20.0 million to BYND JX. During the six months ended June 27, 2026, the Company determined that the cessation of the Company’s operational activities in China was substantially complete. As a result, the Company reclassified approximately $0.9 million of cumulative foreign currency translation losses related to BYND JX from Accumulated other comprehensive loss to Other (expense) income, net in the Company’s unaudited condensed consolidated statement of operations.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
The Planet Partnership
In 2021, the Company entered into the Planet Partnership, LLC (“TPP”), a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. In the three months ended June 27, 2026 and June 28, 2025, the Company recognized its share of the net losses in TPP in the amount of $16,000 and $59,000, respectively. In the six months ended June 27, 2026 and June 28, 2025, the Company recognized its share of the net losses in TPP in the amount of $32,000 and $70,000, respectively. As of June 27, 2026 and December 31, 2025, the Company had contributed its share of the investment in TPP in the amount of $27.6 million. See Note 15.
Purchase Commitments
On March 28, 2026, the Company and Roquette entered into a Sales Agreement (the “Sales Agreement”) pursuant to which Roquette will provide the Company with pea protein. The Sales Agreement expires on December 31, 2027, subject to extension or early termination under certain circumstances. The Sales Agreement provides for pea protein to be supplied by Roquette in each of 2026 and 2027, on a purchase order basis per specified minimum annual base quantities, subject to periodic adjustment based on the Company’s binding forecasted requirements throughout the term. The Company is not required to purchase and Roquette is not required to deliver pea protein in amounts in excess of such specified minimum annual quantities. The total annual amount purchased each year by the Company must be at least the minimum amount specified in the Sales Agreement, which totals in the aggregate approximately $23.5 million (subject to annual inflationary and exchange rate adjustments) over the term of the Sales Agreement. If the Company does not purchase the applicable minimum annual quantities, it will be required to pay Roquette liquidated damages calculated as a percentage of the amount the Company would have been required to pay for the unpurchased volumes in the relevant year, subject to roll over of a portion of unpurchased volumes from year to year. The Sales Agreement requires the Company to procure a $1.0 million standby letter of credit to secure its payment obligations thereunder and also provides for the Company and Roquette to indemnify one another in certain circumstances. The Company procured a $1.0 million standby letter of credit to secure its payment obligations under the Sales Agreement which is included in Restricted cash, non-current as of June 27, 2026. As of June 27, 2026, pursuant to the Sales Agreement, the Company committed to purchase pea protein inventory totaling $18.6 million as of June 27, 2026, of which $6.9 million is expected to be purchased in 2026 and $11.7 million in 2027.
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

__
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

__
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
Arbitration with Former Co-Manufacturer
In March 2024, a former co-manufacturer (“Manufacturer”) brought an action against the Company in a confidential arbitration proceeding. The Company had entered into an agreement with the Manufacturer, under which the Manufacturer was responsible for producing products on behalf of the Company. The Company terminated the agreement in November 2023 due to the Manufacturer’s failure to produce food in compliance with applicable laws, as required by the agreement. The Manufacturer alleged that the Company terminated the agreement without a contractual basis to do so and that it was owed past and future payments under the agreement. The Manufacturer claimed total damages of at least approximately $73.0 million. In October 2024, the Company filed amended counterclaims against the Manufacturer for breach of contract, breach of the duty of good faith and fair dealing, fraudulent inducement, false promise, concealment, and intentional misrepresentation, and negligent misrepresentation. On September 15, 2025, the arbitrator issued an interim award (the “Interim Award”) and found that the Company had a valid basis to terminate the agreement with the Manufacturer. On September 25, 2025, the Manufacturer filed a request with the arbitrator to re-open the arbitration hearing. On September 29, 2025, the Company opposed this request. On October 20, 2025, the arbitrator denied the Manufacturer’s request. Shortly thereafter, the parties engaged in fees briefing. On December 10, 2025, the arbitrator issued the final award, and on December 18, 2025, the arbitrator corrected scrivener’s and other typographical errors in the final award (the “Final Award”). Certain details of the Interim Award and Final Award are confidential. The Final Award is similar to the Interim Award, but the Interim Award does not address attorneys’ fees, costs and interests. In the Final Award, the arbitrator awarded the Company: (i) $349,493 for its breach of contract claim in out of pocket costs, (ii) $7,183,782 for its negligent misrepresentation claim, which is inclusive of the $349,493 in contract damages awarded for the Company’s breach of contract claim, (iii) $6,246,693 for its attorneys’ fees; and (iv) $550,640 for its costs. In total, the arbitrator awarded the Company $13,981,115 (the “Total Award”). On January 30, 2026, the Company filed a petition to confirm the Final Award and enter judgment in the Superior Court of the State of California for the County of Los Angeles. On February 13, 2026, the Manufacturer filed an ex parte application to extend its deadline to oppose the Company’s petition and set a briefing schedule on its forthcoming petition to vacate the Final Award. The Company opposed the ex parte application. On February 17, 2026, the court granted the Manufacturer’s ex parte application and scheduled the hearing on both the Company’s petition to confirm the Final Award and enter judgment and the Manufacturer’s forthcoming petition to vacate for May 1, 2026. On March 13, 2026, the Manufacturer opposed the Company’s petition and filed a petition to vacate the Final Award. The Company’s reply in support of its petition and opposition to the Manufacturer’s petition to vacate was due on April 3, 2026. Because the parties were negotiating and finalizing a settlement agreement, they requested all deadlines be extended by two months. On April 24, 2026, the parties reached a full and final settlement in the amount of $11.0 million which was due and payable to the Company within 60 days.
In June 2026, the Company received $4.0 million of the settlement amount. The remaining $7.1 million, which includes approximately $0.1 million of interest, was received by the Company on July 10, 2026. The Company recognized $11.0 million as a reduction of SG&A expenses in its unaudited condensed consolidated statements of operations for the three and six months ended June 27, 2026, and recorded $7.1 million in Prepaid expenses and other current assets, on its unaudited condensed consolidated balance sheet as of June 27, 2026.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
Aljendan v. Beyond Meat, Inc. et al.
On January 23, 2026, a class action complaint was filed against the Company and certain current officers in the United States District Court for the Central District of California, captioned Aljendan v. Beyond Meat, Inc., et al., Case No. 2:26-cv-00742 (the “Aljendan Action”). The complaint alleges, among other things, that the Company and the individual defendants made false and misleading statements or omissions regarding the book and market value of certain long-lived assets and the likelihood that the Company would have to record a material, non-cash impairment charge. The complaint seeks an order certifying the class; awarding compensatory damages, interest, costs, attorneys’ and expert fees; and granting other unspecified relief. The complaint alleges causes of action under Sections 10(b) and 20(a) of the Exchange Act, on behalf of a putative class of investors who purchased the Company’s common stock between February 27, 2025 and November 11, 2025, inclusive. On April 6, 2026, the Court appointed Brandon Mitchell Waldaias, Aaron Saran and Brandon Barclay as Co-Lead Plaintiffs and Pomerantz LLP and Wolf Haldenstein Adler Freeman & Herz LLP as Co-Lead Counsel. On June 1, 2026, the Co-Lead Plaintiffs filed an amended complaint. The amended complaint similarly alleges causes of action under Section 10(b) and 20(a) of the Exchange Act, on behalf of a putative class of investors who purchased the Company’s common stock between February 27, 2025 and March 31, 2026, inclusive. The amended complaint alleges, among other things, that the Company and the individual defendants made false and misleading statements or omissions concerning the value of the Company’s long-lived assets, inventory, and expenses associated with a note exchange transaction, as well as the adequacy of the Company’s internal control over financial reporting. On July 15, 2026, Defendants filed a motion to dismiss. The Co-Lead Plaintiffs’ opposition to the motion to dismiss is due on August 28, 2026. The Company intends to vigorously defend against these claims.
Consolidated Derivative Action
Following the Aljendan Action, on February 12, 2026, a derivative stockholder action was filed by a purported stockholder against certain current officers and current and former directors of the Company in the United States District Court for the Central District of California, captioned Azima v. Brown, et al., Case No. 2:26-cv-01525 (the “Azima Action”). The Azima Action alleges substantially similar facts as those alleged in the Aljendan Action. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. It also asserts claims under Section 14(a) of the Exchange Act against a subset of defendants and seeks contribution under Sections 10(b) and 21D of the Exchange Act from the individual defendants named in the Aljendan Action. The Company is named as a nominal defendant only. On April 13, 2026, the parties to the Azima Action filed a stipulation to stay the case through the resolution of the Aljendan Action. On June 1, 2026, the court granted the stipulation to stay the Azima Action.
On May 15, 2026, another derivative action was filed by a purported stockholder against certain current officers and current and former directors of the Company in the United States District Court for the Central District of California, captioned Davis v. Brown, et al., Case No. 2:26-cv-05180 (the “Davis Action”). The Davis Action alleges substantially similar facts as those alleged in the Aljendan Action and the Azima Action. The complaint asserts claims under Sections 14(a) and 20(a) of the Exchange Act, breach of fiduciary duty, and unjust enrichment. The Company is named as a nominal defendant only. On May 27, 2026, the Davis Action was transferred to the same court as the Azima Action.
On June 2, 2026, the plaintiff in the Azima Action, the plaintiff in the Davis Action, and the defendants in both actions filed a stipulation to consolidate the Azima Action and the Davis Action and appoint co-lead counsel. On June 10, 2026, the court granted the stipulation and consolidated the cases into one action captioned In re Beyond Meat, Inc. Stockholder Derivative Litigation, Case No. 2:26-cv-01525 (the “Consolidated Derivative Action”). The terms of the stipulated stay in the Azima Action apply to the Consolidated Derivative Action.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
On June 4, 2026, a third derivative action was filed by two purported stockholders against certain current officers and current and former directors of the Company in the United States District Court for the Central District of California, captioned Perrow v. Brown, et al., Case No. 2:26-cv-6086 (the “Perrow Action”). The Perrow Action alleges substantially similar facts as those alleged in the Aljendan Action, the Azima Acton, and the Davis Action. The complaint asserts claims under Section 20(a) of the Exchange Act, breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. It also asserts claims under Section 14(a) of the Exchange Act against a subset of defendants and seeks contribution under Sections 10(b) and 21D of the Exchange Act from the individual defendants named in the Aljendan Action. The Company is named as a nominal defendant only.
On July 2, 2026, the plaintiffs in the Consolidated Derivative Action filed a notice of related case regarding the Perrow Action, which stated that the plaintiffs in the Perrow Action do not object to the consolidation of the Perrow Action into the Consolidated Derivative Action.
The Consolidated Derivative Action and the Perrow Action are at a preliminary stage. The Company intends to vigorously defend against these claims.
Note 13. Income Taxes
In each of the three and six months ended June 27, 2026 and June 28, 2025, the Company recorded no income tax expense in its unaudited condensed consolidated statements of operations.
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
As of June 27, 2026, the Company did not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with respect to net operating loss and credit carryforwards.
Note 14. Net Income (Loss) Per Share Available to Common Stockholders
Net income (loss) per share available to common stockholders—basic is computed by dividing net income (loss) by the weighted-average number of shares of our common stock outstanding.
For the calculation of net income per share available to common stockholders—diluted, net income per share available to common stockholders—basic is adjusted by the effect of dilutive securities. Net income per share available to common stockholders—diluted is computed by dividing net income by the weighted-average number of fully diluted common shares outstanding.
For periods in which the Company reports net losses, net loss per share available to common stockholders—basic and diluted are the same because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
The numerators and denominators for the calculation of net income (loss) per share available to common stockholders—basic and diluted are as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Numerator:
Net income (loss) available to common stockholders—basic	$16,404	$(31,845)	$(12,078)	$(92,931)
Add: Dilutive effect of 2030 Notes, net(1)	(52,933)	—	—	—
Net loss available to common stockholders—diluted	$(36,529)	$(31,845)	$(12,078)	$(92,931)
Denominator:
Weighted average common shares outstanding—basic	501,304,934	76,491,594	476,742,903	76,348,524
Effect of dilutive shares:
2030 Notes, if converted(1)	90,563,957	—	—	—
Weighted average common shares outstanding—diluted	591,868,891	76,491,594	476,742,903	76,348,524

Net income (loss) per share
Net income (loss) per share available to common stockholders—basic	$0.03	$(0.42)	$(0.03)	$(1.22)
Net loss per share available to common stockholders—diluted	$(0.06)	$(0.42)	$(0.03)	$(1.22)
____________
(1) For the three months ended June 27, 2026, net loss per share available to common stockholders—basic, and net loss available to common stockholders—diluted, excludes gain on debt extinguishment, remeasurement of derivative liability and interest expense, associated with the 2030 Notes during the period, as evaluated under the if-converted method. Under the if-converted method, net income is adjusted to reflect the assumption that the 2030 Notes were converted at the beginning of the period or date of issuance, if issued during the period.

The following outstanding shares of common stock equivalents were excluded from the computation of net loss per share available to common stockholders—diluted for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Options to purchase common stock(1)	4,640,161	4,100,689	4,640,161	4,100,689
RSUs(1)	42,026,622	1,612,253	42,026,622	1,612,253
PSUs(1)	10,225,814	145,660	10,225,814	145,660
2027 Notes(2)	—	8,234,230	—	8,234,230
2030 Notes (if converted)	—	—	80,696,458	—
Delayed Draw Term Loan Warrants	9,558,635	3,823,454	9,558,635	3,823,454
BG Warrants	4,166,667	—	4,166,667	—
Total	65,977,738	13,815,597	146,674,196	13,815,597
____________
(1) As the Company recorded a net loss (on a diluted basis) in the six month months ended June 27, 2026, outstanding common stock equivalents for stock options, RSUs and PSUs were excluded, as their impact would be antidilutive.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
(2) 2027 Notes are no longer convertible into shares of common stock in the three and six months ended June 27, 2026. In the three and six months ended June 28, 2025, as the Company recorded a net loss (on a diluted basis), inclusion of shares from the conversion premium or spread on the 2027 Notes would be anti-dilutive.
Note 15. Related Party Transactions
TPP
In connection with the Company’s investment in TPP, a joint venture with PepsiCo, Inc., the Company sold certain products directly to the joint venture. As part of its Global Operations Review, in 2023, the Company made the decision to discontinue the Beyond Meat Jerky product line and discontinued it in 2024. See Note 12.
The Company earned $0 in net revenues from TPP in each of the three and six months ended June 27, 2026 and June 28, 2025.
Related Party Agreements
Effective May 4, 2026, the Company hired the son of Seth Goldman, the Company’s Chair of the Board of Directors, for a full time, salaried position, as Senior Manager of Community Engagement, with a base salary of $130,000, target annual bonus of 10% and such other standard company benefits available to similarly situated employees of the Company.
On June 29, 2026, the Company’s subsidiary, Beyond Meat BV, entered into an employment agreement with Adriaan Figee pursuant to which he will serve as General Manager, EMEA effective as of July 1, 2026. Prior to commencing his employment, the Company and Rijndijk Beheer BV (Moonlighters BV), on behalf of Mr. Figee, as the owner thereof, were parties to that certain Consulting Agreement dated April 8, 2026, pursuant to which Mr. Figee provided certain consulting services to the Company. In the three and six months ended June 27, 2026, the Company paid Mr. Figee $150,000 in connection with such services. The Company is party to various contracts with certain Zandbergen entities relating to distribution, manufacturing, cold storage and real estate in EMEA. Mr. Figee previously served in various C-suite roles for certain Zandbergen entities. Although Mr. Figee has resigned these positions, certain of his immediate family members are owners, officers and/or directors of these entities. See Note 17.
Note 16. Segment Information
The Company operates in one segment in the plant-based meat industry, offering a portfolio of revolutionary plant-based meats. The Company’s Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company, has been identified as the Chief Operating Decision Maker.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
The following table presents the details of the significant segment expenses, segment net revenues, and the segment performance measure, net income (loss), in the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net revenues	$68,832	$74,958	$127,038	$143,689
Less:
Cost of goods sold	62,959	67,038	119,180	142,694
Research and development expenses	4,189	5,807	9,409	13,269
Selling expenses	6,790	6,741	13,117	13,712
Marketing expenses	9,426	8,061	15,054	20,150
General and administrative expenses	16,273	24,826	42,188	55,748
Interest expense	6,571	2,002	13,303	3,026
Remeasurement of delayed draw term loan warrant liability	76	—	(1,224)	—
Remeasurement of derivative liability	3,838	—	(8,053)	—
Gain on debt extinguishment	(57,729)	—	(63,789)	—
Equity in losses of unconsolidated joint venture	16	59	32	70
Other segment items, net(1)	19	(7,731)	(101)	(12,049)
Net income (loss)	$16,404	$(31,845)	$(12,078)	$(92,931)
___________
(1) Includes Other, net and Income tax (benefit) expense as reported in the Company’s unaudited condensed consolidated statements of operations. Other, net includes $1.5 million and $0.5 million in interest income in the three months ended June 27, 2026 and June 28, 2025, respectively, and $3.0 million and $1.4 million in interest income in the six months ended June 27, 2026 and June 28, 2025, respectively. Other, net also includes $(1.8) million and $7.5 million in foreign currency transaction (losses) gains in the three months ended June 27, 2026 and June 28, 2025, respectively, and $(3.1) million and $11.0 million in foreign currency transaction (losses) gains in the three months ended June 27, 2026 and June 28, 2025, respectively. See the accompanying unaudited condensed consolidated financial statements for the other financial information regarding the Company’s operating segment.
See the accompanying unaudited condensed consolidated financial statements for other financial information regarding the Company's operating segment.
Note 17. Subsequent Events
Fifth Amendment to Campus Lease
On July 31, 2026, the Company entered into the Fifth Amendment to Lease with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), amending that certain Lease dated January 14, 2021, as amended by that certain First Amendment to Lease dated as of September 17, 2024, that certain Second Amendment to Lease dated as of May 9, 2025, that certain Third Amendment to Lease dated as of July 16, 2025, and that certain Fourth Amendment to Lease dated as of October 7, 2025 (collectively, the “Campus Lease”), pursuant to which the Company currently leases approximately 220,519 rentable square feet in a portion of a building located at 888 N. Douglas Street, El Segundo, California.
The Fifth Amendment to Lease provides for, among other things, the surrender of approximately 101,612 rentable square feet of the existing premises (the “Surrendered Premises”), a mutual release of claims arising out of, based upon, or relating to any act, omission, event, matter or thing with respect to the Surrendered Premises (subject to specified exceptions, including claims arising from a breach of the Fifth Amendment to Lease), and the continued leasing of approximately 118,907 rentable square feet of the existing premises (the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
“Remaining Premises”). Approximately 54,749 rentable square feet of the Remaining Premises is currently subleased by the Company to Varda Space Industries, Inc. (the “Subtenant”), subject to increase to approximately 55,109 rentable square feet, under a sublease agreement dated July 22, 2025, as amended.
The consideration for the surrender, the release of claims, and certain other terms in the Fifth Amendment to Lease includes, among other things: (a) payment by the Company to the Landlord of $14.0 million, as additional base rent (the “Compromise Rent”), payable in forty-eight (48) monthly installments of approximately $291,667 during the periods February 1, 2027 through April 30, 2027 and August 1, 2028 through April 30, 2032, which installments are included in, and are not in addition to, the monthly base rent amounts for the Remaining Premises set forth in the rent schedule attached to the Fifth Amendment to Lease; (b) performance by the Company, at its sole cost and expense, of specified repair, restoration and removal obligations with respect to the Surrendered Premises and adjacent areas, estimated to cost approximately $2.8 million, including broker fees, which obligations must be completed by August 31, 2026, except for certain items for which a later completion date is specified in the Fifth Amendment to Lease; and (c) payment by the Company of base rent and additional rent attributable to the Surrendered Premises through the date on which the Lease terminates with respect to the Surrendered Premises (the “Surrender Termination Date”), which is expected to occur no later than July 31, 2027, subject to a rent credit to the Company in certain circumstances if the Surrender Termination Date occurs prior to that date.
The Fifth Amendment to Lease also amends the Campus Lease to replace the provisions governing reduction of the letter of credit securing the Company’s obligations under the Campus Lease. Under the amended provisions, the stated amount of the letter of credit will remain at $12,500,000 until the outstanding balance of the Compromise Rent first falls below that amount, which is anticipated to occur on or after October 1, 2028. Thereafter, so long as the Company is not in default under the Campus Lease and has not failed to pay any rent when due, the Company may from time to time—but not more than once in any calendar month, and at its own expense—cause the issuing bank to deliver an amendment reducing the stated amount of the letter of credit to the then-outstanding balance of the Compromise Rent. Each such reduction is subject to the Landlord’s written consent, which the Landlord is required to give if no such default or payment failure exists and the amendment satisfies specified conditions. Following payment of the Compromise Rent in full, the Company may cause the stated amount of the letter of credit to be reduced to zero.
Effective the day following the Surrender Termination Date, the Company’s proportionate share of expenses and charges under the Lease will be reduced from 56.45% to 30.44%. The obligations of the Landlord and the Company under the Fifth Amendment to Lease were conditioned on the execution and delivery of a lease of the Surrendered Premises between the Landlord and a new tenant, which condition has been satisfied.
The Company is evaluating the accounting impact of the Fifth Amendment to Lease, including the effect on its lease liabilities, right-of-use assets, prepaid lease costs and leasehold improvements, which may include an impairment of such assets, and related disclosures. The impairment, if any, could be material to the Company’s consolidated financial statements. The Company is unable to estimate such an impairment, if any, as of the date of this report.

First Amendment to Sublease
On July 23, 2025, the Company entered into a Sublease Agreement (the “Sublease”) with Varda Space Industries, Inc., a Delaware corporation (“Subtenant”), pursuant to which the Company subleases to Subtenant approximately 54,749 rentable square feet, consisting of approximately 16,967 rentable square feet of improved space (the “Improved Space”) and approximately 37,782 rentable square feet of unimproved space (the “Unimproved Space” and, collectively with the Improved Space, the “Subleased Premises”), in a portion of a building located at 888 N. Douglas Street, El Segundo, California, leased by the Company pursuant to the

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
Campus Lease. The Sublease was made effective as of July 22, 2025, subject to receipt of Master Landlord’s consent to the Sublease, which consent was granted on October 7, 2025.
In connection with the surrender of the Surrendered Premises pursuant to the Fifth Amendment to Lease, the Company entered into that certain First Amendment to Sublease, dated as of July 31, 2026 (the “First Amendment to Sublease”), with Subtenant. The First Amendment to Sublease provides for, among other things: (a) the extinguishment of Subtenant’s rights in and to the Surrendered Premises, including the amendment of the definitions of “Subleased Premises” and “Site Plan” under the Sublease; (b) the transfer of approximately 360 rentable square feet from the Surrendered Premises to the Subleased Premises, increasing the Subleased Premises from approximately 54,749 to approximately 55,109 rentable square feet; (c) the construction by the Company, at its sole cost and expense and by August 31, 2026, of demising walls and an opening to an existing exterior door for emergency exit, and the relocation by the Company, at its sole cost and expense, of the electrical room serving the Subleased Premises; (d) a revised schedule of base rent for the Improved Space, commencing at $52,026 per month and escalating by 3% annually, subject to the rent abatement provided under the Sublease; and (e) an increase in Subtenant’s proportionate share of operating expenses and other charges under the Sublease, which will be 46.35% from and after the termination of the Campus Lease with respect to the Surrendered Premises. The matters described in clauses (a), (b), (d) and (e) take effect upon completion of the work described in clause (c) and delivery of the approximately 360 rentable square feet to Subtenant. The effectiveness of the First Amendment to Sublease was conditioned on the Company and Landlord entering into the Fifth Amendment to Lease, which condition has been satisfied. The effectiveness of the First Amendment to Sublease was also conditioned on the consent of Landlord, which consent was granted pursuant to that certain First Amendment to Consent to Sublease, dated as of July 31, 2026, among the Company, Landlord and Subtenant (the “First Amendment to Consent”).
The Company is evaluating the accounting impact of the First Amendment to Sublease in connection with the Fifth Amendment to Lease discussed above.
First Amendment to Consent
The First Amendment to Consent amends that certain Consent to Sublease, executed as of October 7, 2025, among the Company, Landlord and Subtenant (the “Original Consent”), and provides for, among other things: (a) Landlord’s consent to the First Amendment to Sublease; and (b) conforming amendments to certain defined terms used in the Original Consent, including the amendment of the definition of “Sublet Space” to refer to approximately 55,109 rentable square feet.
Related Party Agreements
On June 29, 2026, the Company’s subsidiary, Beyond Meat BV, entered into an employment agreement with Adriaan Figee pursuant to which he will serve as General Manager, EMEA effective as of July 1, 2026. The Company is party to various contracts with certain Zandbergen entities relating to distribution, manufacturing, cold storage and real estate in EMEA. Mr. Figee previously served in various C-suite roles for certain Zandbergen entities. Although Mr. Figee has resigned these positions, certain of his immediate family members are owners, officers and/or directors of these entities as described below.
Employment Agreement
On June 29, 2026, Beyond Meat BV entered into an employment agreement with Mr. Figee, effective July 1, 2026, to serve as General Manager, EMEA. The agreement provides for an annual base salary of €325,000, eligibility for a discretionary annual incentive of up to 60% of base salary, and customary benefits and allowances.
Supply Agreement

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
The Company and The New Plant B.V. (“TNP”) are parties to that certain Beyond Meat International Manufacturing and Supply Agreement dated February 4, 2020, as amended July 27, 2023 (the “Supply Agreement”), pursuant to which TNP provides contract manufacturing for certain of the Company’s products in Europe. Beheer- en Beleggingsmaatschappij Zandbergen B.V. (“BZ”), TNP’s parent company, is a party to the Supply Agreement solely with respect to certain provisions related to exclusivity, conflicts, IP, non-solicitation and indemnification. Charlotte Zandbergen, the spouse of Mr. Figee, is an owner, officer and director of TNP and BZ. In addition, Joris Zandbergen, Mr. Figee’s brother-in-law, is an officer and director of TNP and BZ, and Anthonius (Ton) Zandbergen and Barbara Zandbergen, Mr. Figee’s father-in-law and sister-in-law, respectively, are officers and directors of BZ.
Distribution Agreement
The Company and Vleesgroothandel Gebrs. Zandbergen B.V. (“Zandbergen”) are parties to that certain Distribution Agreement dated June 23, 2021, as amended January 31, 2023, and further amended June 22, 2026, pursuant to which Zandbergen serves as the Company’s non-exclusive distributor of certain retail and foodservice products in certain territories. Charlotte Zandbergen, the spouse of Mr. Figee, is an owner, officer and director of Zandbergen. In addition, Anthonius (Ton) Zandbergen, Joris Zandbergen and Barbara Zandbergen, Mr. Figee’s father-in-law, brother-in-law and sister-in-law, respectively, are officers and directors of Zandbergen.
Cold Storage
The Company and Frigomundo Coldstore B.V. (“Frigomundo”) are parties to a cold storage price list pursuant to which the Company procures storage of certain frozen products manufactured by TNP and which sets forth warehousing and cold storage service rates for Beyond Meat inventory stored at Frigomundo facilities. Charlotte Zandbergen, the spouse of Mr. Figee, is an owner of Frigomundo. Anthonius (Ton) Zandbergen and Joris Zandbergen, Mr. Figee’s father-in-law and brother-in-law, respectively, are officers of Frigomundo. Beheer- en Beleggingsmaatschappij Zandbergen B.V. is a director of Frigomundo (see “Distribution Agreement” above).
Warehouse Lease Agreement
The Company and Enschede Property Fund BV, as successor to G.S.A. B.V. (“EPF”), are parties to that certain Warehouse Lease Agreement dated February 1, 2024, pursuant to which the Company leases a warehousing and storage facility near its manufacturing facility in Enschede, The Netherlands. Freek Figee, Guus Figee and Cas Figee, children of Mr. Figee, are each an indirect owner of EPF. In addition, Mr. Figee, Charlotte Zandbergen, Joris Zandbergen, Willem van Duin, Barbara Zandbergen and Inge Zandbergen, Mr. Figee’s spouse, brothers-in-law and sisters-in-law, respectively, are owners, officers and/or directors of EPF.
Consulting Agreement
The Company and Rijndijk Beheer BV (Moonlighters BV), on behalf of Mr. Figee, as the owner thereof, are parties to that certain Consulting Agreement dated April 8, 2026, pursuant to which Mr. Figee provided certain consulting services to the Company. In the three and six months ended June 27, 2026, the Company paid Mr. Figee $150,000 in connection with such services. The Consulting Agreement terminated effective as of June 30, 2026 in connection with Mr. Figee’s employment by Beyond Meat BV.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2026 (the “2025 10-K”), Part II, Item 1A, Risk Factors and Note Regarding Forward-Looking Statements included elsewhere in this report and those discussed in other documents we file from time to time with the SEC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included in this quarterly report and our audited consolidated financial statements and related notes included in our 2025 10-K. Our historical results are not necessarily indicative of the results to be expected for any future periods and our operating results for the three and six months ended June 27, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or for any other interim period or for any other future year or period.
Overview
Beyond Meat is a leading plant-based meat company offering a portfolio of revolutionary plant-based meats and other innovative plant-based food and beverage products. We seek to deliver the power of plants to consumers through our plant-based meat products, an innovation that enables consumers to experience the taste, texture and other sensory attributes of popular animal-based meat products while enjoying the nutritional and environmental benefits of eating our plant-based meat products, and adjacent products that deliver taste and macronutrients from plants and plant-based ingredients. Our brand promise, “Eat What You Love,” represents a strong belief that there is a better way to feed our future and that the positive choices we all make, no matter how small, can have a great impact on our personal health and the health of our planet. By shifting from animal-based protein to plant-based protein, we can positively impact four growing global issues: human health, climate change, constraints on natural resources and animal welfare.
We sell a range of plant-based meat products across our three core platforms of beef, pork and poultry. As of June 2026, Beyond Meat branded products were available across mainstream grocery, mass merchandiser, club store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools, with certain of our products available generally for a limited time through our Beyond Test Kitchen DTC channel, which we launched in the fourth quarter of 2025.
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
In early 2026, we commenced a strategic repositioning of our brand to “Beyond The Plant Protein Company,” under which we are expanding beyond our plant-based meat products into a broader portfolio of plant-based protein offerings across multiple categories and adjacencies, including products like Beyond Immerse, our first functional beverage line of sparkling plant-based protein drinks. This repositioning is intended to address prolonged weakness and category contraction in the traditional plant-based meat segment by leveraging our plant-based protein expertise, technology platform and brand to pursue new growth opportunities across multiple product categories and adjacencies. In April 2026, we entered into a distribution agreement with Big Geyser, a major non-alcoholic beverage distributor, to expand distribution of Beyond Immerse beyond the DTC channel into retail, convenience, foodservice and other outlets in the New York metropolitan area. The repositioning and beverage expansion will require incremental investment in marketing, distribution infrastructure and working capital, and there can be no assurance that these initiatives will be successful or generate returns sufficient to offset the required investment. See Part II, Item 1A, Risk Factors, included elsewhere in this report.
Net revenues decreased to $68.8 million in the three months ended June 27, 2026 from $75.0 million in the three months ended June 28, 2025, representing an 8.2% decrease. Net revenues decreased to $127.0 million  in the six months ended June 27, 2026 from $143.7 million in the six months ended June 28, 2025, representing an 11.6% decrease. Although we have a history of losses and negative cash flows from operating activities, we recognized net income of $16.4 million in the three months ended June 27, 2026, primarily due to a $57.7 million gain on debt extinguishment recorded in the same period, compared to a net loss of $31.8 million in the three months ended June 28, 2025, and net losses of $12.1 million and $92.9 million in the six months ended June 27, 2026 and June 28, 2025, respectively, as persistent weak demand in the plant-based meat category and for our products, changes in product sales mix and distribution losses in certain channels, among other things, resulted in declines in our net revenues that we were unable to offset with commensurate cost reductions. Loss from operations in the three months ended June 27, 2026 and June 28, 2025 was $30.8 million and $37.5 million, respectively. Loss from operations in the six months ended June 27, 2026 and June 28, 2025 was $71.9 million and $101.9 million, respectively. In the six months ended June 27, 2026 and June 28, 2025, we incurred negative cash flows from operating activities of $23.2 million and $58.0 million, respectively.
Our operating environment continues to be negatively affected by several challenges, including, but not limited to, ongoing, further weakened demand in the plant-based meat category and for our products, particularly in the refrigerated plant-based meat subsegment, among others, adverse changes in consumer tastes and perceptions about plant-based meat, broad macroeconomic headwinds including inflation, high interest rates, waning consumer confidence and potential recessionary concerns in certain geographic regions, adverse changes in consumers’ perceptions about the health attributes of our products, increased competitive activity in the plant-based meat category, global events such as the ongoing war between Russia and Ukraine and the conflict in the Middle East (including with Iran), and their impacts on the surrounding areas and global economy, current and proposed future tariffs as well as their potential impact on availability of raw materials and/or distribution of our products, and increased uncertainty surrounding international trade policy and regulations, including through the implementation of retaliatory tariffs or related counter-measures and the negative effects of anti-American sentiment, among others, all of which have had and could continue to have unforeseen impacts on our actual realized results. In recent periods, our net revenues, gross profit, gross margin, earnings and cash flows have been adversely impacted by the following, each of which may continue to impact our business and financial condition in the future.
•unfavorable changes in our product sales mix, including the launch of new products, which may carry lower margin profiles relative to existing products, increased sales to strategic QSR customers as a percentage of our total sales, which generally carry a lower selling price per pound, and lower demand for our core products;
•continued weak demand in the plant-based meat category and its resultant impact on our sales, particularly in the refrigerated plant-based meat subsegment;
•the impact of general economic conditions in the U.S. and international markets on us, our customers, our suppliers, our vendors and consumers, including concerns related to inflation, geopolitical and economic uncertainty and instability, the conflict in the Middle East (including with Iran), and its impact on the surrounding areas and global economy, a potential recession, shutdowns of the federal government including regulatory agencies, tariffs and trade wars, increased energy and fuel costs, and the effects of those conditions on consumer spending;
•unfavorable changes in consumers’ perceptions about the health attributes of plant-based meats, including our products, and increased competitive activity;
•deceleration of the adoption of plant-based meat across Europe and ongoing regulatory uncertainty about labeling and marketing practices, which could negatively impact our ability to expand distribution of our products;
•the impact of the plant-based meat sector’s premium pricing relative to animal protein, which has caused and could continue to cause consumers to avoid plant-based meat or trade down into cheaper forms of protein, including animal meat and other non-animal meat protein sources;
•negative impacts on capacity utilization as a result of lower than anticipated demand and, therefore, production volumes, which have in the past and could in the future give rise to increased cost of goods sold per pound, co-manufacturer underutilization fees, termination fees and other costs to exit certain supply chain arrangements and product lines, and/or the write-down or write-off of certain equipment and other fixed assets and impairment charges, all of which could negatively impact gross margin, driving less leverage on fixed costs and delaying the speed at which cost savings initiatives positively impact our financial results;
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
•potential disruption to our supply chain generally caused by distribution and other logistical issues, including the impact of cyber incidents at suppliers and vendors; and
•our labor needs as well as those in the supply chain and at customers.
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
In 2023, we initiated our Global Operations Review, which involves narrowing our commercial focus to certain anticipated growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. These efforts have to date included or resulted in, and may in the future include or result in, the exit or discontinuation of select product lines; entry into new, adjacent categories; changes to our pricing architecture within certain channels; cash-accretive inventory reduction initiatives; non-cash charges such as provision for excess and obsolete inventory and potential additional impairment charges, write-offs, disposals and accelerated depreciation of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; workforce reductions; and the cessation of our operational activities in China in 2025.
The following table summarizes the non-cash charges recorded in our unaudited condensed consolidated statements of operations in the three and six months ended June 27, 2026 and June 28, 2025 as a result of the cessation of our operational activities in China (in thousands):

	Three Months Ended June 27, 2026	Three Months Ended June 28, 2025	Six Months Ended June 27, 2026	Six Months Ended June 28, 2025
Cost of goods sold:
Inventory write-offs	$—	$—	$—	$260
Accelerated depreciation	1,560	1,703	2,106	2,340
Research and development expenses:
Accelerated depreciation	—	36	—	866
SG&A expenses:
Loss on write-down and write-off of assets	—	—	—	356
Total	$1,560	$1,739	$2,106	$3,822
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
Correction of Previously Issued Interim Unaudited Condensed Consolidated Financial Statements
During our fourth quarter and full year 2025 financial close procedures, we identified errors in our previously issued interim unaudited condensed consolidated financial statements for the first three quarters of 2025 relating to (i) inventory valuation and (ii) debt issuance costs. We determined that the errors were immaterial to our previously issued interim unaudited condensed consolidated financial statements for the three and six months ended June 28, 2025 and have corrected these errors in the accompanying interim unaudited condensed consolidated financial statements for the three and six months ended June 28, 2025 in accordance with Accounting Standards Codification (“ASC”) 250, “Accounting Changes and Error Corrections.” We have also corrected impacted amounts within the notes to the unaudited condensed consolidated financial statements, as applicable.

As a result, the comparative financial information for the three and six months ended June 28, 2025 included in the unaudited condensed consolidated financial statements reflects these corrections and may differ from amounts previously reported in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2025.
To assist investors in reconciling amounts previously reported to the “as corrected” amounts presented herein, we have included tables that summarize the affected line items and totals in Note 2, Summary of Significant Accounting Policies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. Readers should review those tables together with the discussion included in Note 2, and the unaudited condensed consolidated financial statements included herein.
Components of Our Results of Operations and Trends and Other Factors Affecting Our Business
Net Revenues
We generate net revenues primarily from sales of our products to our customers across mainstream grocery, mass merchandiser, club store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools, mainly in the United States, the EU and Canada, with certain of our products available generally for a limited time through our Beyond Test Kitchen DTC channel, which we launched in the fourth quarter of 2025. Following the initiation of our Global Operations Review, in recent periods, as part of our effort to reduce excess or obsolete inventory and generate incremental cash, we have also generated net revenues from ingredient sales.
We present our net revenues by geography and distribution channel as follows:

Distribution Channel	Description
U.S. Retail	Net revenues from retail sales to the U.S. market (including DTC sales)
U.S. Foodservice	Net revenues from restaurant and foodservice sales to the U.S. market
International Retail	Net revenues from retail sales to international markets, including Canada
International Foodservice	Net revenues from restaurant and foodservice sales to international markets, including Canada

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
•the timing and success of our efforts to expand distribution channels, including our direct-to-consumer (“DTC”) channel, our distribution agreement to distribute Beyond Immerse, and the timing and success, including customer and consumer acceptance, of recently launched or new products such as Beyond Immerse, and our ability to secure broader distribution of recently launched or new products in retail and other channels;
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

•distribution expansion, the timing, success and level of trade and promotion discounts, market share growth, increased sales velocity, household penetration, repeat purchases, buying rates (amount spent per buyer) and purchase frequency across our channels, including the success of our DTC sales efforts, including through our Beyond Test Kitchen platform, and promotional programs at attracting new users to the plant-based meat category;
•international sales of our products across geographies, markets and channels as we seek to expand the breadth and depth of our international distribution and grow our numbers of international customers;
•our operational effectiveness and ability to fulfill orders in full and on time;
•our continued innovation and product commercialization, including the introduction of new products and improvement of existing products, such as our Beyond IV generation of products, that would enable us to appeal to a broad range of consumers, specifically those who typically eat animal-based meat, and the introduction of new products as we broaden our product portfolio to include plant-based foods and beverages, such as Beyond Immerse, with a focus on product ingredients and compelling macronutrients;
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
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported net revenues. At the end of each accounting period, we recognize a contra asset to Accounts receivable for estimated sales discounts that have been incurred but not paid which totaled $5.7 million and $6.2 million as of June 27, 2026 and December 31, 2025, respectively. In addition, we have made changes in our pricing architecture including price increases of certain of our products in our U.S. retail and foodservice channels, and may in the future make changes, which may have a negative impact on our net revenues, gross profit, gross margin and profitability, impacting period-over-period results. We continue to face increasing competition across all channels, and we expect that trend to continue. Moreover, we expect the competitive landscape to continue to evolve, including due to industry consolidation or realignment, or if consumers continue to trade down into cheaper forms of protein, including animal meat and other non-animal protein sources. In response, we expect to continue to invest in promotional discounting to address the current consumer trend with more targeted key selling period activations that we expect will allow us to continue to build brand awareness and increase consumer trials of our products.
Seasonality
Generally, we expect to experience greater demand for certain of our products during the U.S. summer grilling season. In 2026, 2025 and 2024, U.S. retail channel net revenues during the second quarter were 12%, 5% and 21% higher than the first quarter, respectively. In general, any historical effects of seasonality have been more pronounced within our U.S. retail channel, with revenue contribution from this channel generally tending to be greater in the second and third quarters of the year, driven by increased levels of grilling activity, higher levels of purchasing by customers ahead of holidays, the impact of customer shelf reset activity and the timing of product restocking by our retail customers. In an environment of heightened uncertainty from potential recessionary and inflationary pressures, prolonged weakness in the plant-based meat category, competition and other factors impacting our business, we are unable to assess the ultimate impact on the demand for our products as a result of seasonality.
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
•reviewing and adjusting our pricing architecture; and
•expanding into new, margin-accretive product categories.
Gross margin may, however, continue to be negatively impacted by reduced capacity utilization if demand for our products continues to decline, investments in our production infrastructure in advance of anticipated demand, which may not materialize within the expected timeframe if at all, investment in production personnel, partnerships and product pipeline, aggressive pricing strategies and increased discounting, increases in inventory provision, write-down or write-off of excess and obsolete inventory and potentially increased sales to liquidation channels at lower prices, changes in our product and customer sales mix, expansion into new geographies and markets where cost and pricing structures may differ from our existing markets, failure to realize expected unit economics in new, adjacent product categories, and co-manufacturer underutilization fees, termination fees and other costs to exit certain supply chain arrangements and product lines and, in some instances, certain non-routine charges. Gross margin improvement is also expected to continue to be negatively impacted by the impact of inflation, tariffs and increasing labor costs, materials costs and transportation costs.
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
SG&A Expenses
SG&A expenses consist primarily of selling, marketing and administrative expenses, including personnel and related expenses, share-based compensation, outbound shipping and handling costs, non-manufacturing lease expense, depreciation and amortization expense on non-manufacturing and non-research and development assets, charges related to asset write-offs including loss on write-down of assets held for sale, consulting fees and other non-production operating expenses. Marketing and selling expenses include advertising costs, share-based compensation awards to non-employee consultants and brand ambassadors, costs associated with consumer promotions, product donations, product samples and sales aids incurred to acquire new customers, retain existing customers and build brand awareness. Marketing and selling expenses also include payments to customers for which the customer provides a distinct good or service to us. Administrative expenses include expenses related to management, accounting, legal, IT and other office functions, including accruals for legal matters when those matters present loss contingencies that are both probable and estimable.
Our operating expenses (as well as capital expenditures) may continue to increase as we:

•innovate and commercialize products;
•build our brand, seek to expand our distribution and marketing channels and drive consumer adoption of our products;
•optimize our production capacity through our own internal production facilities, domestically and abroad;
•support our strategic and other QSR customer relationships;
•continue building out and optimizing our facilities, including the timing and success of surrendering, subleasing, assigning or otherwise transferring, developing or repurposing the remaining used and excess leased space or negotiating additional partial lease terminations at our Campus Headquarters on terms advantageous to us or at all;
•invest in our efforts to increase our customer base, supplier network and co-manufacturing partners;
•scale production across distribution channels;
•pursue geographic expansion or expand our operations in existing geographies in which we do business; and
•enhance our technology and production capabilities.
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
Results of Operations
The following table presents selected items in our unaudited condensed consolidated statements of operations for the respective periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net revenues	$68,832	$74,958	$127,038	$143,689
Cost of goods sold	62,959	67,038	119,180	142,694
Gross profit	5,873	7,920	7,858	995
Operating expenses:
Research and development expenses	4,189	5,807	9,409	13,269
Selling, general and administrative expenses	32,490	39,628	70,359	89,610
Total operating expenses	36,679	45,435	79,768	102,879
Loss from operations	$(30,806)	$(37,515)	$(71,910)	$(101,884)

The following table presents selected items in our unaudited condensed consolidated statements of operations as a percentage of net revenues for the respective periods presented:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	91.5	89.4	93.8	99.3
Gross profit	8.5%	10.6%	6.2%	0.7%
Operating expenses:
Research and development expenses	6.1	7.7	7.4	9.2
Selling, general and administrative expenses	47.2	52.9	55.4	62.4
Total operating expenses	53.3%	60.6%	62.8%	71.6%
Loss from operations	(44.8)%	(50.0)%	(56.6)%	(70.9)%

Three and Six Months Ended June 27, 2026 Compared to Three and Six Months Ended June 28, 2025 (unaudited)
Net Revenues
The following table presents our net revenues by channel for the respective periods presented (in thousands, except for percentages):

	Three Months Ended		Change		Six Months Ended		Change
	June 27, 2026	June 28, 2025	Amount	%	June 27, 2026	June 28, 2025	Amount	%
U.S.:
Retail(1)	$29,637	$32,909	$(3,272)	(9.9)%	$56,191	$64,269	$(8,078)	(12.6)%
Foodservice	8,005	11,055	(3,050)	(27.6)%	14,624	20,468	(5,844)	(28.6)%
U.S. net revenues	37,642	43,964	(6,322)	(14.4)%	70,815	84,737	(13,922)	(16.4)%
International:
Retail	18,479	15,867	2,612	16.5%	32,188	28,549	3,639	12.7%
Foodservice	12,711	15,127	(2,416)	(16.0)%	24,035	30,403	(6,368)	(20.9)%
International net revenues	31,190	30,994	196	0.6%	56,223	58,952	(2,729)	(4.6)%
Net revenues	$68,832	$74,958	$(6,126)	(8.2)%	$127,038	$143,689	$(16,651)	(11.6)%
_____________
(1) Includes net revenues from the DTC Channel.

The following table presents consolidated volume of our products sold in pounds for the respective periods presented (in thousands, except for percentages):

	Three Months Ended		Change		Six Months Ended		Change
	June 27, 2026	June 28, 2025	Amount	%	June 27, 2026	June 28, 2025	Amount	%
U.S.:
Retail	5,785	6,136	(351)	(5.7)%	10,684	11,877	(1,193)	(10.0)%
Foodservice	1,313	1,809	(496)	(27.4)%	2,389	3,387	(998)	(29.5)%
International:
Retail	3,689	3,410	279	8.2%	6,361	6,074	287	4.7%
Foodservice	3,691	4,635	(944)	(20.4)%	6,875	9,359	(2,484)	(26.5)%
Volume of products sold	14,478	15,990	(1,512)	(9.5)%	26,309	30,697	(4,388)	(14.3)%
Net revenues in the three months ended June 27, 2026 decreased $6.1 million, or 8.2%, compared to the prior-year period, primarily driven by a 9.5% decrease in volume of products sold, partially offset by a 1.3% increase in net revenue per pound. The decrease in volume of products sold was primarily driven by lower sales of burger and chicken products to QSR customers in the international foodservice channel, and by weak category demand and reduced points of distribution in the U.S. foodservice and retail channels. The increase in net revenue per pound was primarily driven by changes in product sales mix and favorable changes in foreign currency exchange rates, partially offset by higher trade discounts.
Net revenues in the six months ended June 27, 2026 decreased $16.7 million, or 11.6%, compared to the prior-year period, primarily driven by a 14.3% decrease in volume of products sold, partially offset by a 3.2% increase in net revenue per pound. The decrease in volume of products sold was primarily driven by lower sales of burger and chicken products to QSR customers in the international foodservice channel, and by weak category demand and reduced points of distribution in the U.S. foodservice and retail channels. The increase in net revenue per pound was primarily driven by changes in product sales mix and favorable changes in foreign currency exchange rates, partially offset by higher trade discounts.
Net revenues from U.S. retail channel sales in the three months ended June 27, 2026 decreased $3.3 million, or 9.9%, compared to the prior-year period, primarily driven by a 5.7% decrease in volume of products sold and a 4.5% decrease in net revenue per pound. The decrease in volume of products sold was primarily driven by weak category demand and reduced points of distribution within certain channels. The decrease in net revenue per pound was primarily driven by higher trade discounts and lower price realization on certain of our products, partially offset by changes in product sales mix. By product, the decrease in U.S. retail channel net revenues was primarily due to decreased sales of Beyond Breakfast Sausage, Beyond Burger, Beyond Steak and Beyond Crumbles, partially offset by increased sales of various products through our DTC channel, and increased sales of Beyond Sausage and Beyond Beef.
Net revenues from U.S. retail channel sales in the six months ended June 27, 2026 decreased $8.1 million, or 12.6% compared to the prior-year period, primarily driven by a 10.0% decrease in volume of products sold and a 2.8% decrease in net revenue per pound. The decrease in volume of products sold was primarily driven by weak category demand and reduced points of distribution within certain channels and product lines. The decrease in net revenue per pound was primarily driven by higher trade discounts and lower price realization on certain of our products, partially offset by changes in product sales mix. By product, the decrease in U.S. retail channel net revenues was primarily due to decreased sales of Beyond Burger, Beyond Breakfast Sausage and Beyond Crumbles, partially offset by increased sales of various products through our DTC channel.

Net revenues from U.S. foodservice channel sales in the three months ended June 27, 2026 decreased $3.1 million, or 27.6%, compared to the prior-year period, primarily driven by a 27.4% decrease in volume of products sold, and a 0.2% decrease in net revenue per pound. The decrease in volume of products sold was primarily driven by weak category demand and reduced points of distribution. The decrease in net revenue per pound was primarily driven by lower price realization on certain of our products and higher trade discounts, partially offset by changes in product sales mix. By product, the decrease in U.S. foodservice channel net revenues was primarily due to decreased sales of Beyond Burger, Beyond Beef, Beyond Breakfast Sausage, chicken products and Beyond Sausage.
Net revenues from U.S. foodservice channel sales in the six months ended June 27, 2026 decreased $5.8 million, or 28.6%, compared to the prior-year period, primarily driven by a 29.5% decrease in volume of products sold and a 1.3% increase in net revenue per pound. The decrease in volume of products sold was primarily driven by reduced points of distribution and weak category demand. The increase in net revenue per pound was primarily driven by changes in product sales mix, partially offset by lower price realization on certain of our products and higher trade discounts. By product, the decrease in U.S. foodservice channel net revenues was primarily due to decreased sales of Beyond Burger, chicken products, Beyond Beef, Beyond Breakfast Sausage and Beyond Sausage.
Net revenues from international retail channel sales in the three months ended June 27, 2026 increased $2.6 million, or 16.5%, compared to the prior-year period, primarily driven by an 8.2% increase in volume of products sold and a 7.7% increase in net revenue per pound. The increase in volume of products sold was primarily driven by increased sales of burger products and chicken products in European markets and the U.K., and increased sales of ground beef products in Canada. The increase in net revenue per pound was primarily driven by price increases of certain of our products and favorable changes in foreign currency exchange rates, partially offset by higher trade discounts. By product, the increase in international retail channel net revenues was primarily due to increased sales of Beyond Burger, chicken products and Beyond Beef.
Net revenues from international retail channel sales in the six months ended June 27, 2026 increased $3.6 million or 12.7%, compared to the prior-year period, primarily driven by a 7.7% increase in net revenue per pound and 4.7% increase in volume of products sold. The increase in net revenue per pound was primarily driven by favorable changes in foreign currency exchange rates and price increases of certain of our products, partially offset by higher trade discounts. The increase in volume of products sold was primarily driven by higher sales of burger products in European markets and the U.K., partially offset by reduced burger sales within certain channels in Canada. By product, the increase in international retail channel net revenues was primarily due to increased sales of Beyond Burger, Beyond Beef and chicken products, partially offset by reduced sales of Beyond Breakfast Sausage.
Net revenues from international foodservice channel sales in the three months ended June 27, 2026 decreased $2.4 million, or 16.0%, compared to the prior-year period, primarily due to a 20.4% decrease in volume of products sold, partially offset by a 5.5% increase in net revenue per pound. The decrease in volume of products sold was primarily driven by lower sales of burger and chicken products to certain QSR customers. The increase in net revenue per pound was primarily driven by favorable changes in foreign currency exchange rates and lower trade discounts. By product, the decrease in international foodservice channel net revenues was primarily due to decreased sales of Beyond Burger and chicken products, mainly reflecting reduced distribution at certain QSR customers.
Net revenues from international foodservice channel sales in the six months ended June 27, 2026 decreased $6.4 million, or 20.9%, compared to the prior-year period, primarily due to a 26.5% decrease in volume of products sold, partially offset by a 7.7% increase in net revenue per pound. The decrease in volume of products sold was primarily driven by lower sales of burger and chicken products to certain QSR customers. The increase in net revenue per pound was primarily driven by favorable changes in foreign currency exchange rates and lower trade discounts, partially offset by changes in product sales mix. By product, the decrease in international foodservice channel net revenues was primarily due to decreased sales of burger and chicken products, mainly reflecting reduced distribution at certain QSR customers, and, to a lesser extent, reduced sales of crumbles and steak products.
Cost of Goods Sold
The following table presents our cost of goods sold for the respective periods presented (in thousands, except for percentages):

	Three Months Ended		Change		Six Months Ended		Change
	June 27, 2026	June 28, 2025	Amount	%	June 27, 2026	June 28, 2025	Amount	%
Cost of goods sold	$62,959	$67,038	$(4,079)	(6.1)%	$119,180	$142,694	$(23,514)	(16.5)%
Cost of goods sold decreased $4.1 million, or 6.1%, to $63.0 million in the three months ended June 27, 2026 compared to the prior-year period, primarily reflecting decreased volume of products sold. Cost of goods sold increased on a per pound basis, primarily reflecting increased materials costs, higher manufacturing expenses, including depreciation, which included $1.6 million in expenses related to the cessation of our operational activities in China, partially offset by lower inventory provision. As a percentage of net revenues, cost of goods sold increased to 91.5% of net revenues in the three months ended June 27, 2026, from 89.4% of net revenues in the prior-year period.
Cost of goods sold decreased $23.5 million, or 16.5%, to $119.2 million in the six months ended June 27, 2026 compared to the prior-year period, primarily reflecting decreased volume of products sold. Cost of goods sold decreased on a per pound basis, primarily reflecting lower inventory provision and reduced manufacturing expenses, including depreciation, which included $2.1 million in expenses related to the cessation of our operational activities in China, partially offset by increased materials costs. As a percentage of net revenues, cost of goods sold decreased to 93.8% of net revenues in the six months ended June 27, 2026, from 99.3% of net revenues in the prior-year period.
Gross Profit and Gross Margin
The following table presents our gross profit and gross margin for the respective periods presented (in thousands, except for percentages):

	Three Months Ended		Change			Six Months Ended		Change
	June 27, 2026	June 28, 2025	Amount		%	June 27, 2026	June 28, 2025	Amount		%
Gross profit	$5,873	$7,920	$(2,047)		(25.8)%	$7,858	$995	$6,863		689.7%
Gross margin	8.5%	10.6%	(210)	bps	N/A	6.2%	0.7%	550	bps	N/A
Gross profit in the three months ended June 27, 2026 was $5.9 million, compared to gross profit of $7.9 million in the prior-year period, a decrease of $2.0 million, or 25.8%. Gross margin in the three months ended June 27, 2026 was 8.5%, compared to gross margin of 10.6% in the prior-year period. Gross profit and gross margin in the three months ended June 27, 2026 included $1.6 million in expenses related to the cessation of our operational activities in China, compared to $1.7 million in the year-ago period. Gross profit and gross margin in the three months ended June 27, 2026 were negatively impacted by a 3.8% increase in cost of goods sold per pound, partially offset by a 1.3% increase in net revenue per pound. The increase in cost of goods sold per pound primarily reflected increased materials costs, higher manufacturing expenses, including depreciation, which included $1.6 million in expenses related to the cessation of our operational activities in China, partially offset by lower inventory provision.
Gross profit in the six months ended June 27, 2026 was $7.9 million, compared to gross profit of $1.0 million in the prior-year period, an increase of $6.9 million. Gross margin in the six months ended June 27, 2026 was 6.2%, compared to gross margin of 0.7% in the prior-year period. Gross profit and gross margin in the six months ended June 27, 2026 included $2.1 million in expenses related to the cessation of our operational activities in China, compared to $2.6 million in the year-ago period. Gross profit and gross margin in the six months ended June 28, 2025 also included $4.3 million in non-cash charges arising from specific strategic decisions to increase inventory provision for certain inventory items. Gross profit and gross margin in the six months ended June 27, 2026, were positively impacted by a 3.2% increase in net revenue per pound and a 2.6% decrease in cost of goods sold per pound. The decrease in cost of goods sold per pound primarily reflected lower inventory provision and reduced manufacturing expenses, including depreciation, partially offset by increased materials costs.
Research and Development Expenses
The following table presents our research and development expenses for the respective periods presented (in thousands, except for percentages):

	Three Months Ended		Change		Six Months Ended		Change
	June 27, 2026	June 28, 2025	Amount	%	June 27, 2026	June 28, 2025	Amount	%
Research and development expenses	$4,189	$5,807	$(1,618)	(27.9)%	$9,409	$13,269	$(3,860)	(29.1)%
Research and development expenses in the three months ended June 27, 2026 decreased $1.6 million, or 27.9%, compared to the prior-year period. Research and development expenses decreased to 6.1% of net revenues in the three months ended June 27, 2026 from 7.7% of net revenues in the prior-year period. The decrease in research and development expenses was primarily due to lower trial production and scale-up expenses, and lower lease and other facilities-related costs, partially offset by increased costs associated with Beyond Test Kitchen.
Research and development expenses in the six months ended June 27, 2026 decreased $3.9 million, or 29.1%, compared to the prior-year period. Research and development expenses decreased to 7.4% of net revenues in the six months ended June 27, 2026 from 9.2% of net revenues in the prior-year period. The decrease in research and development expenses was primarily due to lower lease and other facilities-related costs, and lower trial production and scale-up expenses, partially offset by increased costs associated with Beyond Test Kitchen.

SG&A Expenses
The following table presents our SG&A expenses for the respective periods presented (in thousands, except for percentages):

	Three Months Ended		Change		Six Months Ended		Change
	June 27, 2026	June 28, 2025	Amount	%	June 27, 2026	June 28, 2025	Amount	%
Selling, general and administrative expenses	$32,490	$39,628	$(7,138)	(18.0)%	$70,359	$89,610	$(19,251)	(21.5)%
SG&A expenses in the three months ended June 27, 2026 decreased $7.1 million, or 18.0%, compared to the prior-year period. SG&A expenses decreased to 47.2% of net revenues in the three months ended June 27, 2026 from 52.9% of net revenues in the prior-year period. The decrease in SG&A expenses was primarily due to a credit of $11.0 million reflecting the settlement of arbitration proceedings related to a contractual dispute with a former co-manufacturer, compared with an expense of $2.5 million in the year-ago period, and reduced legal expenses, partially offset by increased share-based compensation expense and increased marketing expenses.
SG&A expenses in the six months ended June 27, 2026 decreased $19.3 million, or 21.5%, compared to the prior-year period. SG&A expenses decreased to 55.4% of net revenues in the six months ended June 27, 2026 from 62.4% of net revenues in the prior-year period. The decrease in SG&A expenses was primarily due to a credit of $11.0 million reflecting the settlement of arbitration proceedings related to a contractual dispute with a former co-manufacturer, reduced legal expenses and reduced product donations, partially offset by increased share-based compensation expense. SG&A expenses in the six months ended June 28, 2025 were negatively impacted by $7.1 million in incremental legal expenses associated with arbitration proceedings related to a contractual dispute with a former co-manufacturer, and $0.4 million in asset write-offs related to the cessation of our operational activities in China.
Total Other Income (Expense), Net
The following table presents our total other income (expense), net for the respective periods presented (in thousands):

	Three Months Ended		Change	Six Months Ended		Change
	June 27, 2026	June 28, 2025	Amount	June 27, 2026	June 28, 2025	Amount
Other income (expense), net:
Interest expense	$(6,571)	$(2,002)	$(4,569)	$(13,303)	$(3,026)	$(10,277)
Remeasurement of delayed draw term loan warrant liability	(76)	—	(76)	1,224	—	1,224
Remeasurement of derivative liability	(3,838)	—	(3,838)	8,053	—	8,053
Gain on debt extinguishment	57,729	—	57,729	63,789	—	63,789
Other (expense) income, net	(18)	7,731	(7,749)	101	12,049	(11,948)
Total other income, net	$47,226	$5,729	$41,497	$59,864	$9,023	$50,841
Total other income (expense), net, in the three months ended June 27, 2026 of $47.2 million consisted primarily of $57.7 million in gain on debt extinguishment in connection with conversions of a portion of our 2030 Notes, partially offset by $6.6 million in interest expense and a $3.8 million non-cash loss from the remeasurement of derivative liability. Total other income (expense), net, in the three months ended June 28,

2025 of $5.7 million consisted primarily of $7.5 million in net realized and unrealized foreign currency transaction gains due to favorable changes in foreign currency exchange rates of the Euro and Chinese Yuan and $0.5 million in interest income, partially offset by $(2.0) million in interest expense from the amortization of debt issuance costs related to the 2027 Notes and interest expense related to leases.
Total other income (expense), net, in the six months ended June 27, 2026 of $59.9 million consisted primarily of $63.8 million in gain on debt extinguishment in connection with the conversions of a portion of our 2030 Notes, an $8.1 million non-cash gain from the remeasurement of derivative liability and a $1.2 million non-cash gain from the remeasurement of delayed draw term loan warrant liability, partially offset by $13.3 million in interest expense. Total other (expense) income, net, in the six months ended June 28, 2025 of $9.0 million consisted primarily of $11.0 million in net realized and unrealized foreign currency transaction gains due to favorable changes in foreign currency exchange rates of the Euro and Chinese Yuan and $1.4 million in interest income, partially offset by $(3.0) million in interest expense from the amortization of debt issuance costs related to the 2027 Notes and interest expense related to leases.
Total interest expense in the three months ended June 27, 2026 included $3.4 million in PIK interest expense related to the Delayed Draw Term Loans (as defined below), $1.7 million in interest expense related to leases, $1.0 million in interest expense related to the amortization of 2030 Notes Embedded Derivative debt discount, and $0.5 million in interest expense related to the amortization of the debt discount resulting from the Delayed Draw Term Loan Warrants. Total interest expense in the six months ended June 27, 2026 included $6.8 million in PIK interest expense related to the Delayed Draw Term Loans, $3.3 million in interest expense related to leases, $2.2 million in interest expense related to the amortization of 2030 Notes Embedded Derivative debt discount, and $1.0 million in interest expense related to the amortization of the debt discount resulting from the Delayed Draw Term Loan Warrants.
In the three and six months ended June 27, 2026, we recorded accrued unpaid interest of $3.4 million and $6.8 million, respectively, in PIK interest expense related to the Delayed Draw Term Loans, interest expense from the amortization of 2030 Notes Embedded Derivative debt discount of $1.0 million and $2.2 million, respectively, and interest expense related to the amortization of the debt discount resulting from the Delayed Draw Term Loan Warrants of $0.5 million and $1.0 million, respectively. No such costs existed as of June 28, 2025. Total unamortized debt issuance costs related to the Delayed Draw Term Loans were $6.7 million and $7.2 million as of June 27, 2026 and December 31, 2025, respectively.
Net Income (Loss)
Net income in the three months ended June 27, 2026 was $16.4 million, compared to net loss of $31.8 million in the prior-year period. Net income per share available to common stockholders—basic in the three months ended June 27, 2026 was $0.03, compared to a net loss per share available to common stockholders—basic of $0.42 in the prior year-period. Net loss per share available to common stockholders—diluted was $(0.06), compared to net loss per share available to common stockholders—diluted of $(0.42) in the year-ago period. Net income was primarily driven by the increase in Total other income, net, primarily due to $57.7 million in non-cash gain on extinguishment of convertible debt and the decrease in loss from operations.
Net loss in the six months ended June 27, 2026 was $12.1 million, compared to net loss of $92.9 million in the prior-year period. Net loss per share available to common stockholders—basic and diluted in the six months ended June 27, 2026 was $0.03, compared to net loss per share available to common stockholders—basic and diluted of $1.22 in the prior year-period. The reduction in net loss in the six months ended June 27, 2026 was primarily driven by the increase in Total other income, net, primarily due to $63.8 million in non-cash gain on extinguishment of convertible debt, the decrease in loss from operations and the increase in gross profit.

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
“Adjusted EBITDA” is defined as net income (loss) adjusted to exclude, when applicable, income tax expense (benefit), interest expense, depreciation and amortization expense, share-based compensation expense, non-cash charges related to the cessation of our operational activities in China, costs related to a partial lease termination of a portion of the Campus Headquarters, settlement related to dispute with former co-manufacturer, remeasurement of delayed draw term loan warrant liability, remeasurement of derivative liability, and Other, net, including interest income, gain on debt extinguishment, foreign currency transaction gains and losses, and the reclassification of cumulative foreign currency translation losses from accumulated other comprehensive loss to Other (expense) income, net upon the cessation of our operational activities in China.
“Adjusted EBITDA as a % of net revenues” is defined as Adjusted EBITDA divided by net revenues.
Our definition of Adjusted EBITDA has been updated from the definition used in our 2025 10-K to reflect the following changes: (i) we removed the adjustments for restructuring expenses, non-cash loss from impairment of long-lived assets and gain on debt restructuring, net of exchange fees, as these items related to transactions completed in 2025 and are not expected to recur in 2026; (ii) we removed litigation-related accruals as there were no such accruals in the three and six months ended June 27, 2026 and June 28, 2025; (iii) we removed accrued litigation settlement costs, as the class action settlement was finalized in 2025; (iv) we added settlement related to dispute with former co-manufacturer; and (v) we added gain on debt extinguishment to Other, net, to reflect gains arising from conversions of the 2030 Notes, in the three and six months ended June 27, 2026, and reclassification of cumulative foreign currency translation losses from accumulated other comprehensive loss to Other (expense) income, net upon the cessation of our operational activities in China. These definitional changes had no impact on previously reported Adjusted EBITDA for the comparative period presented, as there were no restructuring expenses, impairment charges, gain on debt restructuring, litigation-related accruals, accrued litigation settlement costs or gain on debt extinguishment in the three and six months ended June 28, 2025.
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

•Adjusted EBITDA excludes the SG&A decrease related to the settlement of a dispute with a former co-manufacturer;
•Adjusted EBITDA does not reflect non-cash charges and reclassification of cumulative foreign currency translation losses from accumulated other comprehensive loss to earnings, related to the cessation of our operational activities in China;
•Adjusted EBITDA does not reflect certain cash costs related to a partial lease termination of a portion of the Campus Headquarters, which reduces cash available to us;
•Adjusted EBITDA does not reflect the non-cash impact of the gain on debt extinguishment;
•Adjusted EBITDA does not reflect the non-cash impact of the remeasurement of delayed draw term loan warrant liability;
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

The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net income (loss), as reported, for the respective periods presented (unaudited) (in thousands, except for percentages):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income (loss), as reported	$16,404	$(31,845)	$(12,078)	$(92,931)
Income tax expense	—	—	—	—
Interest expense	6,571	2,002	13,303	3,026
Depreciation and amortization expense(1)(2)	5,167	6,530	11,443	12,476
Share-based compensation expense	7,398	4,304	13,919	10,157
Non-cash charges related to the cessation of operational activities in China(3)	1,560	1,739	2,106	3,822
Costs related to partial lease termination, net of amounts included in depreciation and amortization expense	—	275	—	275
Remeasurement of delayed draw term loan warrant liability	76	—	(1,224)	—
Remeasurement of derivative liability	3,838	—	(8,053)	—
Gain on debt extinguishment	(57,729)	—	(63,789)	—
Settlement related to dispute with former co-manufacturer	(11,000)	—	(11,000)	—
Other, net(4)(5)	18	(7,731)	(101)	(12,049)
Adjusted EBITDA	$(27,697)	$(24,726)	$(55,474)	$(75,224)
Net loss as a % of net revenues	23.8%	(42.5)%	(9.5)%	(64.7)%
Adjusted EBITDA as a % of net revenues	(40.2)%	(33.0)%	(43.7)%	(52.4)%
_____________

(1)
Excludes $1.6 million and $1.7 million in accelerated depreciation and other non-cash charges related to the reassessment of useful lives of certain assets resulting from the cessation of our operational activities in China in the three months ended June 27, 2026, and June 28, 2025, respectively, and $2.1 million and $3.8 million in the six months ended June 27, 2026, and June 28, 2025, respectively.

(2)
Includes $0.4 million and $0.8 million in amortization of lease termination costs apportioned for the three and six months ended June 27, 2026, respectively, and $0.3 million incurred in the three and six months ended June 28, 2025.

(3)
Includes $1.6 million and $1.7 million in accelerated depreciation and other non-cash charges related to the reassessment of useful lives of certain assets resulting from the cessation of our operational activities in China in the three months ended June 27, 2026, and June 28, 2025, respectively, and $2.1 million and $3.2 million, respectively, and $0 and $0.6 million in inventory and asset write-offs related to the cessation of operational activities in China in the six months ended June 27, 2026, and June 28, 2025, respectively.

(4)
Includes $(1.8) million and $7.5 million in net realized and unrealized foreign currency transaction (losses) gains in the three months ended June 27, 2026 and June 28, 2025, respectively and $(3.1) million and $11.0 million in net realized and unrealized foreign currency transaction (losses) gains in the six months ended June 27, 2026 and June 28, 2025, respectively.

(5)
Includes $1.5 million and $0.5 million in interest income in the three months ended June 27, 2026 and June 28, 2025, respectively, and $3.0 million and $1.4 million in interest income in the six months ended June 27, 2026 and June 28, 2025, respectively.

Liquidity and Capital Resources
ATM Program
We no longer satisfy the eligibility requirements for use of a registration statement on Form S-3 and, as a result, are unable to access our ATM Program.
Convertible Notes and Exchange Offer
In 2021, we issued a total of $1.15 billion aggregate principal amount of 2027 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). For a discussion about the 2027 Notes, see Note 9, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
In connection with the Exchange Offer, we issued a total of (i) $209,721,000 in aggregate principal amount of 2030 Notes (inclusive of $12.5 million in aggregate principal amount of 2030 Notes as payment of the SteerCo Premium) and (ii) 317,834,446 New Shares. The tendered and accepted 2027 Notes together represented 97.44% of the aggregate principal amount of 2027 Notes outstanding prior to the Exchange Offer. As of June 27, 2026 and December 31, 2025, $29,459,000 in aggregate principal amount of the 2027 Notes remained outstanding. In addition, in connection with the Exchange Offer, we completed the Consent Solicitation and entered into a supplemental indenture (the “Supplemental Indenture”) to the 2027 Notes Indenture with U.S. Bank, National Association, as trustee (the “2027 Notes Trustee”). The Supplemental Indenture eliminated substantially all of the restrictive covenants in the 2027 Notes Indenture as well as certain events of default and related provisions applicable to the 2027 Notes.
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
On July 17, 2026, we announced via a Current Report on Form-8-K that we are engaged in private discussions with certain holders of the 2030 Notes regarding an amendment to the indenture governing the 2030 Notes to remove certain restrictions on our ability to repurchase or exchange the 2027 Notes for cash and/or equity consideration and extend the end date of the make-whole period used for calculating the interest make-whole adjustment that applies to conversions of 2030 Notes from October 15, 2028 to January 15, 2029. Any such amendments would not be effective until the Company and the trustee under the 2030 Notes indenture enter into a supplemental indenture giving effect to such amendments on the basis of consents received on behalf of holders of 2030 Notes representing a majority of the principal amount of the 2030 Notes outstanding. There can be no assurances that such consents will be obtained or that the supplemental indenture will be entered into. If any supplemental indenture were entered into, we would announce the entry into such supplemental indenture by filing a Current Report on Form 8-K announcing the entry into the supplemental indenture; however, we do not expect to make any additional disclosure in the event such supplemental indenture is not entered into.
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
In the event of certain “fundamental changes,” including without limitation, if our common stock is delisted, under the terms of the applicable indenture, we are required to offer to repurchase all of the outstanding Notes for cash at a repurchase price equal to 100% of the aggregate principal amount of the Notes then outstanding plus accrued and unpaid interest and if such “fundamental change” constitutes a Make-Whole Fundamental Change (as defined in the applicable indenture), then we may be required to temporarily increase the conversion rate for such Notes. On March 4, 2026, we received a deficiency notice from Nasdaq regarding the minimum bid price requirement, which, if not satisfied, could result in the delisting of our common stock from The Nasdaq Global Select Market. We have until August 31, 2026 to regain compliance with the minimum bid price requirement. At a special meeting held on November 19, 2025, our stockholders approved a reverse stock split proposal, with the exact ratio to be determined by our board of directors, and that approval remains in place. We are focused on regaining compliance within the compliance period. For additional information, see Part II, Item 5 and the related discussion in Part I, Item 1A, Risk Factors, in our 2025 10-K.
The carrying amount of the liability for the 2030 Notes as of June 27, 2026 and December 31, 2025 was $208.7 million and $308.4 million, respectively, net of debt discount discussed below, which represents the issuance date principal amount plus the undiscounted future cash flows using the PIK election, including any amounts contingently payable, and amounts reduced, on a pro rata basis, from partial conversion settlements we completed during the period, offset by amortization of the debt discount. The Exchange Offer was accounted for as a troubled debt restructuring (“TDR”), which requires us to recognize the entire amount of the future undiscounted cash flows as a liability at the closing of the Exchange Offer. As of December 31, 2025, issuance costs related to the 2030 Notes were approximately $38.2 million, of which $6.5 million were attributable to legal fees and other direct costs incurred in granting equity interest (issuing New Shares) and $31.7 million were attributable to legal fees and other direct costs incurred to effect the TDR under ASC 470-60, “Debt—Troubled Debt Restructurings by Debtors.” The equity-related costs reduced the initial carrying amount of the equity interest issued and the non-equity costs incurred in the TDR were recorded as approximately $14.1 million included in selling, general and administrative expenses and approximately $17.6 million as a reduction to the gain on debt restructuring, net of exchange fees, included in our condensed consolidated statements of operations. In addition, in connection with the Exchange Offer, approximately $5.4 million of remaining unamortized debt costs from the 2027 Notes were written off and included as a reduction to the gain on debt restructuring, net of exchange fees, included in our consolidated statements of operations.
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
During the three and six months ended June 27, 2026, pursuant to the 2030 Notes Indenture, we issued 52,092,284 and 57,408,142 Conversion Shares to certain holders of the 2030 Notes upon the conversion by such holders of $62.6 million and $68.8 million, respectively, in aggregate principal amount of 2030 Notes into shares of the Company’s common stock. This resulted in the pro rata reduction of $100.0 million and $109.9 million, respectively, of the 2030 Notes carrying value, pro rata reduction of $7.2 million and $8.0 million, respectively, of the debt discount, and the pro rata reduction of $15.4 million and $16.5 million, respectively, of the 2030 Notes Embedded Derivative at fair value on the settlement dates.
For the three and six months ended June 27, 2026, we recognized $1.0 million and $2.2 million, respectively, in interest expense related to the amortization of the debt discount. Furthermore, the decrease in fair value of the 2030 Notes Embedded Derivative from December 31, 2025 to June 27, 2026 was $24.6 million attributable to $16.5 million in reduction in fair value due to 2030 Notes conversions noted above and $8.1 million recognized as non-cash gain related to remeasurement of the 2030 Notes Embedded Derivative and recognized in our unaudited condensed consolidated statements of operations. As of June 27, 2026 and December 31, 2025, the 2030 Notes Embedded Derivative liability was $14.6 million and $39.2 million, respectively. See Note 9, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

See Note 9, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Loan and Security Agreement; Delayed Draw Term Loan Warrant Agreement
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
In connection with the Loan and Security Agreement, on May 7, 2025, we also entered into a warrant agreement with the Lenders (the “Delayed Draw Term Loan Warrant Agreement”) setting forth the rights and obligations of us and the Lenders, as holders, in connection with Delayed Draw Term Loan Warrants representing the right to purchase up to, in the aggregate, 9,558,635 shares of our common stock (the “Maximum Warrant Share Amount”) at an initial exercise price of $3.26 per share calculated based on the terms of the Delayed Draw Term Loan Warrant Agreement. The Loan and Security Agreement provides that, at each funding date of any Delayed Draw Term Loan, we would execute and deliver to the applicable Lenders Delayed Draw Term Loan Warrants representing the pro rata portion of the Maximum Warrant Share Amount based on the amount of the Delayed Draw Term Loan provided by such Lender on the date thereof. We agreed in the Delayed Draw Term Loan Warrant Agreement to provide certain customary registration rights with respect to the resale of shares of common stock underlying the Delayed Draw Term Loan Warrants. As we no longer eligible to use Form S-3 registration statements, we are required to use our commercially reasonable efforts to register for resale on a registration statement on Form S-1 the shares of common stock underlying the Delayed Draw Term Loan Warrants outstanding. The Delayed Draw Term Loan Warrant Agreement also contains customary indemnity, exculpation and contribution obligations in connection with such registration.
On June 26, 2025 and September 18, 2025, at our request, Unprocessed Foods, as the sole Lender at such time, made Delayed Draw Term Loans to us in the principal amounts of $40.0 million (the “Initial Draw”) and $60.0 million (the “Second Draw”), respectively. We plan to use the proceeds from such Delayed Draw Term Loans for general corporate purposes.
On June 26, 2025, in connection with the Initial Draw, we issued to Unprocessed Foods Delayed Draw Term Loan Warrants to purchase 3,823,454 shares of common stock with an initial exercise price of $3.26 per share, a fair value per share of $2.09 and an aggregate fair value of approximately $8.0 million. On September 18, 2025, in connection with the Second Draw, we issued to Unprocessed Foods Delayed Draw Term Loan Warrants to purchase 5,735,181 shares of common stock with an exercise price of $3.26 per share, that were previously held as contingently issuable Delayed Draw Term Loan Warrants. See Note 2, Summary of Significant Accounting Policies and Note 9, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
Pursuant to the terms of the Delayed Draw Term Loan Warrant Agreement, the exercise price of the Delayed Draw Term Loan Warrants is subject to a weighted average adjustment for certain below-market issuances of equity or equity-linked securities, subject to exceptions. On December 22, 2025, we adjusted the exercise price for the Delayed Draw Term Loan Warrants from $3.26 to $1.95 in order to fully account for any and all potential past or future adjustments relating to the Exchange Offer, the payment of interest on the 2030 Notes in the form of common stock or in the form of payment-in-kind interest, as well as certain mandatory conversions, equitizations and make-whole payments that could result in additional issuances of common stock thereunder, if any.
As of June 27, 2026 and December 31, 2025, we had drawn the entire $100.0 million and had no amount available under the Delayed Draw Term Loan Facility. The aggregate fair value of the Delayed Draw Term Loan Warrants was initially recorded as a discount to the debt under the Delayed Draw Term Loans and is being amortized to interest expense using the effective interest rate method. The unamortized portion of the Delayed Draw Term Loan Warrants discount was $18.5 million and $19.5 million as of June 27, 2026 and December 31, 2025, respectively. As of June 27, 2026 and December 31, 2025, unamortized portion of issuance costs comprised of legal fees and other direct costs of $6.7 million and $7.2 million, respectively, in connection with the Loan and Security Agreement were recorded as a debt discount against the $100.0 million principal amount of the Delayed Draw Term Loans in our unaudited condensed consolidated balance sheet and is being amortized to interest expense using the effective interest rate method.
As of June 27, 2026 and December 31, 2025, we were in compliance with the covenants of the Loan and Security Agreement. However, because we failed to timely deliver to the lender by March 31, 2026 certain audited annual financial statements for our fiscal year ended December 31, 2025, as required by the terms of the Loan and Security Agreement, we were in default and provided notice thereof to the lender as required. Upon the filing of our 2025 Form 10-K filed with the SEC on April 9, 2026 containing such audited annual financial statements, and delivery to the lender of certain other documents required to be delivered concurrently, such default was remedied and we regained compliance with the covenants of the Loan and Security Agreement.
Liquidity Outlook
Our cash from operations has been and could continue to be, affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part I, Item 1A, Risk Factors, in our 2025 10-K and in Part II, Item 1A, Risk Factors and Note Regarding Forward-Looking Statements included elsewhere in this report. In addition, inflation, tariffs, high interest rates in certain geographic regions, overall economic conditions and concerns about ongoing hostilities in Eastern Europe and the conflict in the Middle East (including with Iran), among other factors, have led to increased disruption and volatility in capital markets and credit markets generally, which could adversely affect our ability to access capital resources in the future and potentially harm our liquidity outlook.
Although we have a history of losses and negative cash flows from operating activities, we recognized net income of $16.4 million in the three months ended June 27, 2026, primarily due to a $57.7 million noncash gain on debt extinguishment recorded in the same period, compared to a net loss of $31.8 million in the three months ended June 28, 2025 and net losses of $12.1 million and $92.9 million, respectively, as persistent weak demand in the plant-based meat category and for our products, changes in product sales mix and distribution losses in certain channels, among other things, resulted in declines in our net revenues that we were unable to offset with commensurate cost reductions. Loss from operations in the three months ended June 27, 2026 and June 28, 2025 was $30.8 million and $37.5 million, respectively. Loss from operations in the six months ended June 27, 2026 and June 28, 2025 was $71.9 million and $101.9 million, respectively. In the six months ended June 27, 2026 and June 28, 2025, we incurred negative cash flows from operating activities of $23.2 million and $58.0 million, respectively. While we are implementing a business plan focused on achieving sustainable, profitable operations over time, including the strategic initiatives described elsewhere in this report, we expect that we will continue to operate at a loss for the foreseeable future. As part of our current business plan, we intend to continue to reduce operating expenses and utilize inventory management to reduce working capital, while investing in capital projects at our production facilities to reduce production costs.
In 2023, we initiated our Global Operations Review, which involves narrowing our commercial focus to certain anticipated growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. These efforts have to date included or resulted in, and may in the future include or result in, the exit or discontinuation of select product lines; entry into new, adjacent categories; changes to our pricing architecture within certain channels; cash-accretive inventory reduction initiatives; non-cash charges such as provision for excess and obsolete inventory and potential additional impairment charges, write-offs, disposals and accelerated depreciation of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; workforce reductions; and the cessation of our operational activities in China in 2025.
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

Given that we continue to incur losses from operations and negative cash flows from operating activities, we may seek to raise additional capital in the future through the issuance of additional equity and/or debt securities, and/or incur other indebtedness, some or all of which may, subject to the covenants in the agreements governing our indebtedness, be secured, to continue to fund our operations and repay our indebtedness. Any such capital raises through the issuance of equity and/or debt securities, could result in additional dilution to our existing stockholders and may negatively impact the market price of our common stock. Any issuance of additional equity or debt securities may be for cash or in exchange for any of our outstanding notes such as our 2027 Notes, which could have a highly dilutive effect on current stockholders and could negatively affect the trading price of our common stock. Similarly, if the Lenders exercise their Delayed Draw Term Loan Warrants pursuant to the Delayed Draw Term Loan Warrant Agreement, the resulting issuance of our common stock to such Lenders would have a dilutive effect on our current stockholders and could negatively affect the trading price of our common stock. In addition, any such potential financings may result in the imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. For example, the Loan and Security Agreement and the indenture governing the 2030 Notes contain covenants that restrict our ability to engage in certain transactions and could limit our ability to raise additional financing. See Liquidity Loan and Security Agreement; Delayed Draw Term Loan Warrant Agreement above. Furthermore, any securities issued pursuant to potential financings may include rights that are senior to our shares of common stock. However, we cannot assure you that we will be able to successfully raise additional funds for the amounts needed or when needed, or on terms commercially acceptable, if at all. Our inability to raise required capital in the future would have a material adverse effect on our business, financial condition and results of operations. See Part I, Item 1A, Risk Factors—Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital, in our 2025 10-K. Our cash requirements under our significant contractual obligations and commitments are listed below in the section titled Contractual Obligations and Commitments.
Our future capital requirements may vary materially from those currently planned and will depend on many factors including, among others, demand in the plant-based meat category and for our products, which has continued to decline; the success of our planned expansions into adjacent product categories; our rate of revenue generation and the success of our planned gross margin expansion initiatives; the results of our Global Operations Review and the successful implementation of our ongoing cost-reduction initiatives; the impact of economic and political conditions in the U.S. and international markets on our business; timing to adjust our supply chain and cost structure in response to material fluctuations in product demand; the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; our investment in and build out of our Campus Headquarters, including the timing and success of surrendering, subleasing, assigning or otherwise transferring the remaining excess space or negotiating other partial lease terminations and/or subleases or other dispositions of our Campus Headquarters on terms advantageous to us or at all; the success of, and expenses associated with, our marketing initiatives; our investment in manufacturing and facilities to optimize our manufacturing and production capacity, including co-manufacturer underutilization fees, termination fees and exit costs; our investments in real property; the costs required to fund domestic and international operations and growth; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us; the expenses needed to attract and retain skilled personnel; variations in product selling prices and costs, the timing and success of changes to our pricing architecture, and the mix of products sold; the level of trade and promotional spending to support our products appropriately; the expenses associated with our sales force; our management of accounts receivable, inventory, accounts payable and other working capital accounts; the impact of foreign currency exchange rate fluctuations on our cash balances; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.

Our operating environment continues to be affected by uncertainty related to macroeconomic issues, including economic and geopolitical uncertainty in domestic and international markets, ongoing, further weakened demand in the plant-based meat category and for our products, inflation, high interest rates, current and proposed future tariffs and related trade wars, increased uncertainty surrounding international trade policy and regulations, including through the implementation of retaliatory tariffs or related counter-measures and the negative effects of anti-American sentiment, and potential recessionary concerns, among other things, all of which have had and could continue to have unforeseen impacts on our actual realized results, including our liquidity outlook. Our ability to make progress toward reducing operating expenses and achieving our profitability, cash flow and financial performance objectives is dependent on a number of assumptions and uncertainties, including, without limitation, demand in the plant-based meat category and for our products, which has continued to decline; our ability to both raise capital and reduce costs and achieve positive gross margin; our ability to generate revenues and gross profit and meet operating expense reduction targets, which may be subject to factors beyond our control; timing of capital expenditures; and our ability to monetize inventory and manage working capital. The other risks described in our 2025 10-K and elsewhere in this report may also hinder our ability to implement our strategic initiatives. As a result, we cannot guarantee that we will achieve our profitability and financial performance objectives in the future, whether on our expected timelines, or at all.
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
On May 7, 2025, we entered into the Loan and Security Agreement, which provides for a new first-lien senior secured debt in an aggregate principal amount of up to $100.0 million. On June 26, 2025 and September 18, 2025, at our request, Unprocessed Foods, as the sole Lender at such time, made Delayed Draw Term Loans to us in the principal amounts of $40.0 million and $60.0 million, respectively. We plan to use the proceeds from such Delayed Draw Term Loans for general corporate purposes. As of June 27, 2026 and December 31, 2025, we had $110.9 million and $104.6 million, respectively, in Delayed Draw Term Loans outstanding, including accrued PIK interest, which is included in Delayed draw term loans, net, in our unaudited condensed consolidated balance sheets, and have no amounts available to borrow. See Note 9, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
As of June 27, 2026, we had $171.4 million in unrestricted cash and cash equivalents and $14.8 million in restricted cash, which was comprised of $12.6 million to secure the letter of credit delivered to our Landlord as security for the performance of our obligations under our Campus Lease, $1.2 million to secure the letter of credit associated with a third party contract manufacturer in Europe and $1.0 million to secure the letter of credit associated with our Sales Agreement with Roquette to purchase pea protein. As of June 27, 2026 and December 31, 2025, $9.3 million and $9.3 million, respectively, of the restricted cash was included in Restricted cash, non-current. In June 2026, we received $4.0 million from a former co-manufacturer pursuant to an $11.0 million settlement agreement we entered on April 20, 2026, and, on July 10, 2026, we received the remaining $7.1 million in cash including interest from that settlement.

Cash Flows
The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended
	June 27, 2026	June 28, 2025
Cash (used in) provided by:
Operating activities	$(23,156)	$(57,974)
Investing activities	$(2,295)	$(6,075)
Financing activities	$(6,613)	$32,259
Net Cash Used in Operating Activities
In the six months ended June 27, 2026, we incurred a net loss of $12.1 million, which was the primary reason for net cash used in operating activities of $23.2 million. Net cash provided by changes in our operating assets and liabilities were $20.3 million, primarily due to a decrease in all major classes of inventories resulting from our continued focus on inventory reduction, and an increase in accounts payable from the timing of payments of vendor invoices; and an increase in accrued expenses and other current liabilities. In addition, $31.4 million of non-cash net adjustments to reconcile net loss to net cash used in operating activities included gain on debt extinguishment, gain on the remeasurement of derivative liability, remeasurement of Delayed Draw Term Loan warrant liability relating to the Delayed Draw Term Loan Warrants, depreciation and amortization expense, including accelerated depreciation recorded resulting from the cessation of our operational activities in China, share-based compensation expense, PIK interest and amortization of debt issuance costs and debt discount.
In the six months ended June 28, 2025, we incurred a net loss of $92.9 million, which was the primary reason for net cash used in operating activities of $58.0 million. Net cash provided by changes in our operating assets and liabilities were $15.1 million, primarily due to an increase in accounts payable from timing of payments of vendor invoices; a decrease in overall inventory levels due to ongoing efforts to optimize working capital; an increase in accrued expenses and other current liabilities from an increase in accruals; an increase in VAT prepayments on EU purchases; an increase in prepayments for ingredients and marketing services; an increase in accounts receivable balances due to a decrease in billings to customers; an increase in prepaid lease costs, non-current due to lease payments towards unoccupied phases of our Campus Headquarters facility for which leases have not yet commenced; and a decrease in operating lease liabilities due to a reduction in new leases entered into. In addition, $19.8 million of non-cash net adjustments to reconcile net loss to net cash used in operating activities included depreciation and amortization expense, including accelerated depreciation recorded resulting from the cessation of our operational activities in China, share-based compensation expense, non-cash lease expense and amortization of convertible debt issuance costs and unrealized gains on foreign currency exchange transactions.
In the six months ended June 27, 2026 and June 28, 2025, depreciation and amortization expense was $13.5 million and $15.7 million, respectively, including $2.1 million and $2.6 million, respectively, in accelerated depreciation related to the reassessment of the useful lives of certain assets in China resulting from the cessation of our operational activities in China.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our investments in property, plant and equipment, offset by proceeds from sales of certain fixed assets.

In the six months ended June 27, 2026, net cash used in investing activities was $2.3 million and consisted of $4.0 million in cash outflows for purchases of property, plant and equipment, primarily driven by investments in production equipment and facilities, and $0.2 million in cash outflows for payment of security deposits, partially offset by $1.9 million in proceeds from sales of certain fixed assets and certain assets held for sale.
In the six months ended June 28, 2025, net cash used in investing activities was $6.1 million and consisted of $6.4 million in cash outflows for purchases of property, plant and equipment, primarily driven by investments in production equipment and facilities, partially offset by $0.3 million in proceeds from sales of certain fixed assets.
Net Cash (Used in) Provided by Financing Activities
In the six months ended June 27, 2026, net cash used in financing activities was $6.6 million, primarily from cash outflows of $3.6 million in payments under finance lease obligations, and $3.0 million in payments of minimum withholding taxes on net share settlement of equity awards.
In the six months ended June 28, 2025, net cash provided by financing activities was $32.3 million, primarily from a cash inflow of $40.0 million in proceeds from the Delayed Draw Term Loan described above, partially offset by cash outflows for payments of $6.5 million in debt issuance costs, $0.9 million in payments under finance lease obligations, and $0.3 million in payments of minimum withholding taxes on net share settlement of equity awards.
Contractual Obligations and Commitments
There have been no significant changes during the six months ended June 27, 2026 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the 2025 10-K, other than the following:
Debt Obligations
In March 2021, we issued a total of $1.15 billion aggregate principal amount of 2027 Notes. The proceeds from the issuance of the 2027 Notes were approximately $1.0 billion, net of capped call transaction costs of $84.0 million and debt issuance costs totaling $23.6 million. In connection with the Exchange Offer, we issued a total of (i) $209,721,000 in aggregate principal amount of 2030 Notes (inclusive of $12.5 million in aggregate principal amount of 2030 Notes as payment of the SteerCo Premium) and (ii) 317,834,446 New Shares. The tendered and accepted 2027 Notes together represented 97.44% of the aggregate principal amount of 2027 Notes outstanding prior to the Exchange Offer. As of June 27, 2026 and December 31, 2025, $29,459,000 in aggregate principal amount of the 2027 Notes remained outstanding. The carrying amount of the liability for the 2030 Notes as of June 27, 2026 and December 31, 2025, was $208.7 million and $308.4 million, respectively, net of debt discount, which represents the issuance date principal amount plus the undiscounted future cash flows using the PIK election, including any amounts contingently payable, and amounts reduced, on a pro rata basis, from partial conversion settlements completed during the period, offset by amortization of the debt discount, included in 2030 Notes, net, under Long-term liabilities in our unaudited condensed consolidated balance sheets. We expect to continue to make the PIK election throughout the term of the 2030 Notes. See Liquidity and Capital Resources—Convertible Notes and Exchange Offer above and Note 9, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
In the fourth quarter of 2025, we commenced the Exchange Offer to exchange any and all of the 2027 Notes for a pro rata portion of (i) up to $202.5 million in aggregate principal amount of 2030 Notes and (ii) up to 326,190,370 New Shares. See Liquidity and Capital Resources—Convertible Notes and Exchange Offer above.

During the six months ended June 27, 2026, pursuant to the 2030 Notes Indenture, we issued an aggregate of 57,408,142 Conversion Shares to certain holders of the 2030 Notes upon the conversion by such holders of $68.8 million in aggregate principal amount of 2030 Notes into shares of the Company’s common stock.
On May 7, 2025, we entered into the Loan and Security Agreement with the Lenders and certain of our subsidiaries, as guarantors, pursuant to which the Lenders agreed to provide for the Delayed Draw Term Loan Facility in an aggregate principal amount of up to $100.0 million. In connection with the Loan and Security Agreement, we also entered into the Delayed Draw Term Loan Warrant Agreement relating to the issuance of the Delayed Draw Term Loan Warrants that grant the Lenders the right to purchase up to, in the aggregate, 9,558,635 shares of our common stock. The Loan and Security Agreement provides that, at each funding date of any Delayed Draw Term Loan, we would execute and deliver to the applicable Delayed Draw Term Loan Warrants representing the pro rata portion of the Maximum Warrant Share Amount based on the amount of the Delayed Draw Term Loan provided by such Lender on the date thereof. On June 26, 2025 and September 18, 2025, at our request, Unprocessed Foods, as the sole Lender at such time, made Delayed Draw Term Loans to us in the principal amounts of $40.0 million and $60.0 million, respectively. As of June 27, 2026 and December 31, 2025, we had $110.9 million and $104.6 million, respectively, in Delayed Draw Term Loans outstanding, including accrued PIK interest, which is included in Delayed draw term loans, net, in our unaudited condensed consolidated balance sheets, and have no amounts available to borrow. See Liquidity and Capital Resources—Loan and Security Agreement; Delayed Draw Term Loan Warrant Agreement above, and Note 1, Introduction, Note 2, Summary of Significant Accounting Policies, and Note 9, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Leases
We paid $1.6 million and $8.3 million in rent prepayments and payments towards construction costs of the Campus Headquarters in the six months ended June 27, 2026 and year ended December 31, 2025, respectively. See Note 6, Leases and Note 12, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Big Geyser
On April 15, 2026, we entered into a distribution agreement (the “Distribution Agreement”) with Big Geyser, Inc. (“Big Geyser”), pursuant to which Big Geyser will sell, distribute, market and assist in the promotion of our products. On June 22, 2026, in connection with the Distribution Agreement, we and Big Geyser entered into two separate warrant agreements (each as further described below) setting forth the rights and obligations of the Company and Big Geyser in connection with warrants representing Big Geyser’s right to purchase up to, in the aggregate, 4,166,667 shares of our common stock.
Tranche 1 Warrant Agreement
The first warrant (the “BG Tranche 1 Warrant”) entitles Big Geyser to purchase up to an aggregate of 2,500,000 shares of common stock at an exercise price of $0.60 per share. The BG Tranche 1 Warrant is exercisable by Big Geyser, in whole or in part, at any time, or from time to time, prior to the expiration of the warrant agreement governing the BG Tranche 1 Warrant (the “BG Tranche 1 Warrant Agreement”), by tendering to us at our principal office a notice of exercise. Promptly upon receipt of such exercise notice and the payment of the exercise price, and in no event later than two (2) business days thereafter, we will issue to Big Geyser the whole number of shares of common stock purchased plus an amount in cash representing any fractional share of common stock otherwise due upon such exercise.
The BG Tranche 1 Warrant will be exercisable by payment in cash from time to time until or prior to 5:00 p.m. (Eastern Time) on the eighteen-month anniversary of the initial issuance of the BG Tranche 1 Warrant. The BG Tranche 1 Warrant is subject to adjustment from time to time in accordance with the provisions of the BG

Tranche 1 Warrant Agreement, including a weighted average adjustment for certain below-market issuances of equity or equity-linked securities, subject to exceptions set forth in the BG Tranche 1 Warrant Agreement. The BG Tranche 1 Warrant may not be transferred or assigned to any person other than Permitted Transferees (as defined in the BG Tranche 1 Warrant Agreement) without our prior written consent. See Note 10, Stockholders’ Equity (Deficit), to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Tranche 2 Warrant Agreement
The second warrant (the “BG Tranche 2 Warrant” and, together with the BG Tranche 1 Warrant, the “BG Warrants”) entitles Big Geyser to purchase up to an aggregate of 1,666,667 shares of common stock at an exercise price of $0.001 per share. The BG Tranche 2 Warrant is subject to certain performance-based vesting conditions based on the cumulative number of cases of the Company’s beverage products sold by Big Geyser into retail, convenience, foodservice and other outlets in the New York metropolitan area as described in the BG Tranche 2 Warrant Agreement (as defined below).
The BG Tranche 2 Warrant, if vested, is exercisable by Big Geyser, in whole or in part, at any time, or from time to time, prior to the expiration of the warrant agreement governing the BG Tranche 2 Warrant (the “BG Tranche 2 Warrant Agreement” and, together with the BG Tranche 1 Warrant Agreement, the “BG Warrant Agreements”), by tendering to us at our principal office a notice of exercise. Promptly upon receipt of such exercise notice and the payment of the exercise price, and in no event later than two (2) business days thereafter, we will issue to Big Geyser the whole number of shares of common stock purchased plus an amount in cash representing any fractional share of common stock otherwise due upon such exercise.
The BG Tranche 2 Warrant, if vested, will be exercisable by payment in cash or by way of “Net-Share Settlement” (as defined in the BG Tranche 2 Warrant Agreement) from time to time until or prior to 5:00 p.m. (Eastern Time) on the 20th business day following the expiration of the Distribution Agreement. The BG Tranche 2 Warrant is subject to adjustment from time to time in accordance with the provisions of the BG Tranche 2 Warrant Agreement, including a weighted average adjustment for certain below-market issuances of equity or equity-linked securities, subject to exceptions set forth in the BG Tranche 2 Warrant Agreement. The BG Tranche 2 Warrant may not be transferred or assigned to any person other than Permitted Transferees (as defined in the BG Tranche 2 Warrant Agreement) without our prior written consent. See Note 10, Stockholders’ Equity (Deficit), to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
China Investment and Lease Agreement
In 2020, we and our subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd. (“BYND JX”), entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX agreed to make certain investments in the JXEDZ in two phases of development, and we agreed to guarantee certain repayment obligations of BYND JX under such agreement. As of June 27, 2026, we had invested $22.5 million as the registered capital of BYND JX that included $0.5 million to fund the cessation of its operational activities in China, and advanced $20.0 million to BYND JX. During the six months ended June 27, 2026, we determined that the cessation of our operational activities in China was substantially complete. As a result, we reclassified approximately $0.9 million of cumulative foreign currency translation losses related to BYND JX from Accumulated other comprehensive loss to Other (expense) income, net in our unaudited condensed consolidated statement of operations. See Note 12, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
During Phase 1, we agreed to invest $10.0 million as the registered capital of BYND JX in the JXEDZ through intercompany investment in BYND JX. and BYND JX agreed to lease a facility in the JXEDZ for a minimum of  two years. In connection with such agreement, BYND JX entered into a factory leasing contract with a JXEDZ company, pursuant to which BYND JX agreed to lease and renovate a facility in the JXEDZ and lease it for a minimum of  two years. In 2022, the lease was amended to extend the term for an additional five years without rent escalation. On February 24, 2025, as part of our Global Operations Review, our board of directors approved a plan to suspend our operational activities in China, which ceased as of the end of 2025. As of June 27, 2026, we continued to use this facility in the process of winding down our operational activities in China and have notified the landlord of our intention to terminate the lease at the end of August 2026.
The Planet Partnership
In 2021, we entered into the Planet Partnership, LLC (“TPP”), a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack products made from plant-based protein. In the three months ended June 27, 2026 and June 28, 2025, we recognized our share of the loss in TPP in the amount of $16,000 and $59,000, respectively. In the six months ended June 27, 2026 and June 28, 2025, we recognized our share of the loss in TPP in the amount of $32,000 and $70,000, respectively. As of June 27, 2026 and December 31, 2025, we had contributed our share of the investment in TPP in the amount of $27.6 million. See Note 12, Commitments and Contingencies, and Note 15, Related Party Transactions, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Purchase Commitments
In 2022, we entered into a co-manufacturing agreement (“Agreement”) with a co-manufacturer to manufacture various products. The Agreement included a minimum order quantity commitment per month and an aggregate quantity over a five-year term. On November 21, 2023, we terminated the Agreement because the co-manufacturer failed to meet its obligations under the Agreement and recorded $4.4 million in termination-related charges. In March 2024, the co-manufacturer brought an action against us in a confidential arbitration proceeding. See Note 12, Commitments and Contingencies—Litigation—Arbitration with Former Co-Manufacturer, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. On April 24, 2026, the parties reached a full and final settlement in the amount of $11.0 million, which was due and payable to us within 60 days. We received $4.0 million of the settlement amount related to this dispute in June 2026, and the remaining $7.1 million, which includes approximately $0.1 million of interest, was received on July 10, 2026. We recognized $11.0 million as a reduction of SG&A expenses in our unaudited condensed consolidated statements of operations for the three and six months ended June 27, 2026, and recorded $7.1 million in Prepaid expenses and other current assets, on our unaudited condensed consolidated balance sheet as of June 27, 2026.
On March 28, 2026, we and Roquette Frères (“Roquette”) entered into a Sales Agreement (the “Sales Agreement”) pursuant to which Roquette will provide us with pea protein. The Sales Agreement expires on December 31, 2027, subject to extension or early termination under certain circumstances. The Sales Agreement provides for pea protein to be supplied by Roquette in each of 2026 and 2027, on a purchase order basis per specified minimum annual base quantities, subject to periodic adjustment based on our binding forecasted requirements throughout the term. We are not required to purchase and Roquette is not required to deliver pea protein in amounts in excess of such specified minimum annual quantities. The total annual amount purchased each year by us must be at least the minimum amount specified in the Sales Agreement, which totals in the aggregate approximately $23.5 million (subject to annual inflationary and exchange rate adjustments) over the term of the Sales Agreement. If we do not purchase the applicable minimum annual quantities, we will be required to pay Roquette liquidated damages calculated as a percentage of the amount we would have been required to pay for the unpurchased volumes in the relevant year, subject to roll over of a portion of unpurchased volumes from year to year. The Sales Agreement requires us to procure a $1.0 million standby letter of credit to secure our payment obligations thereunder and also provides for us and Roquette to indemnify one another in certain circumstances. We procured a $1.0 million standby letter of credit to secure our payment obligations under the Sales Agreement, which is included in Restricted cash, non-current as of June 27, 2026. As of June 27, 2026, pursuant to the Sales Agreement, we had committed to purchase pea protein inventory totaling $18.6 million, of which $6.9 million is expected to be purchased in 2026 and $11.7 million in 2027.
As of June 27, 2026, we had $4.3 million in outstanding purchase order commitments for capital expenditures primarily to purchase property, plant and equipment including machinery and equipment, payments for which will be due within twelve months of June 27, 2026.
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
There have been no material changes in our critical accounting policies and estimates during the six months ended June 27, 2026, compared to those disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, in our 2025 10-K.
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
The Delayed Draw Term Loans borrowed under the Loan and Security Agreement mature on the Initial Maturity Date, which date may be extended by us, with the relevant Lenders’ consent, to no later than May 7, 2035. On June 26, 2025 and September 18, 2025, at our request, Unprocessed Foods, as the sole Lender at such times, made Delayed Draw Term Loans to us in the principal amounts of $40.0 million and $60.0 million, respectively. As of June 27, 2026 and December 31, 2025, we had $110.9 million and $104.6 million, respectively, in Delayed Draw Term Loans outstanding, including accrued PIK interest, which is included in Delayed draw term loans, net in our consolidated balance sheet, and have no amounts available to borrow.
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
Among other things, the Loan and Security Agreement includes covenants that (i) require us to maintain liquidity of at least $15.0 million, (ii) do not permit our cash interest payments due under all of the Loan Parties’ subordinated debt and unsecured debt for borrowed money for any fiscal year of the Company, in the aggregate, to exceed $20.0 million, and (iii) cap the amount of cash that can be used to repay the 2027 Notes at maturity at $60.0 million, subject to increase to the extent of any equity raises by us. The Loan and Security Agreement also contains covenants that restrict the ability of the Loan Parties and certain of their subsidiaries to make dividends or distributions, incur additional debt (including subordinated debt), engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change their businesses or make investments. The Loan and Security Agreement also contains change of control provisions that could have the effect of delaying or preventing an otherwise beneficial takeover of the Company. On October 15, 2025, in connection with the Exchange Offer, we entered into (1) the First Amendment to LSA with Unprocessed Foods, which, among other things, added cross defaults to the Loan and Security Agreement related to events of default under other debt secured by a second priority security interest and certain secured debt for borrowed money and (2) the Intercreditor Agreement with Unprocessed Foods and the Collateral Agent under the 2030 Notes, which, among other things, provides for the relative priorities of the security interests in the assets securing the 2030 Notes, the loans pursuant to the Loan and Security Agreement and certain of our additional debt, and certain other matters relating to the administration of security interests. The terms of the Intercreditor Agreement expressly subordinate, in right of payment and in liens, the obligations under the 2030 Notes to the obligations under the Loan and Security Agreement. See Note 9, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

Ingredient Risk
We are exposed to risk related to the price and availability of our ingredients because our profitability is dependent on, among other things, our ability to anticipate and react to raw material and food costs. Currently, the main ingredient we use in many of our products is pea protein, which is sourced from peas grown in Canada, France and the United States, with the majority of our pea protein volume sourced from Canada. The prices of pea protein and other ingredients we use, such as avocado oil, are subject to many factors beyond our control, such as the number and size of farms that grow yellow peas, the vagaries of the farming businesses, including poor harvests due to adverse weather conditions, natural disasters and pestilence, and changes in national and world economic conditions. The markets for some of the ingredients we use, such as avocado oil, may be particularly volatile due to factors such as limited supply sources, crop yield, seasonal shifts, climate conditions, water demand, industry demand, including as a result of food safety concerns, product recalls and government regulations. For additional information, see Part I, Item 1A, Risk Factors—Risks Related to Our Business—Because we rely on a limited number of third party suppliers, we may not be able to obtain raw materials on a timely basis or in sufficient quantities at competitive prices to produce our products or meet the demand for our products, in our 2025 10-K.
In addition, we purchase some ingredients and other materials offshore, and the price and availability of such ingredients and materials may be affected by political events or other conditions in these countries or tariffs or trade wars. For example, the United States has recently signaled its intention to change U.S. trade policy, including potentially renegotiating or terminating existing trade agreements and leveraging tariffs. The imposition of new or increased tariffs could materially and adversely affect the accessibility or affordability of our ingredients and, in turn, our business, financial condition and results of operations. For additional information, see Part I, Item 1A, Risk Factors—Risks Related to Our Business—Disruptions in the worldwide economy, including an economic recession, downturn, changes to trade policies, periods of rising or high inflation or economic uncertainty and volatility, have adversely affected and may continue to adversely affect our business, results of operations and financial condition, in our 2025 10-K
In the three months ended June 27, 2026, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $0.5 million, or a decrease of approximately $0.5 million, respectively, to cost of goods sold. In the six months ended June 27, 2026, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $0.9 million, or a decrease of approximately $0.9 million, respectively, to cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials. We have entered into a multi-year sales agreement with Roquette for the supply of pea protein, which expires in December 2027, subject to extension or early termination under certain circumstances. See Note 12, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
Our foreign currency exchange risk is primarily related to our intercompany balances denominated in various foreign currencies. We have exposure to the European Euro and, to a lesser extent, the Chinese Yuan. Our exposure to the Chinese Yuan decreased following the cessation of our operational activities in China, although we may continue to have exposure to residual RMB-denominated monetary assets and liabilities during the wind-down period.
Foreign currency translation gain (loss), net of tax, reported as cumulative translation adjustment through Other comprehensive income (loss), net of tax were $2.7 million and $(2.5) million in the three months ended June 27, 2026 and June 28, 2025, respectively. Foreign currency translation gain (loss), net of tax, reported as cumulative translation adjustment through Other comprehensive income (loss), net of tax were $3.1 million and $(3.5) million in the six months ended June 27, 2026 and June 28, 2025, respectively. Net realized and unrealized foreign currency transaction (losses) gains included in Other, net were $(1.8) million and $7.5 million in the three months ended June 27, 2026 and June 28, 2025, respectively. Net realized and unrealized foreign currency transaction (losses) gains included in Other, net were $(3.1) million and $11.0 million in the six months ended June 27, 2026 and June 28, 2025, respectively. During the six months ended June 27, 2026, we determined that the cessation of our operational activities in China was substantially complete. As a result, we reclassified approximately $0.9 million of cumulative foreign currency translation losses related to BYND JX from Accumulated other comprehensive loss to Other (expense) income, net in our unaudited condensed consolidated statement of operations.
Based on the intercompany balances as of June 27, 2026, an assumed 5% or 10% adverse change to foreign currency exchange rates would result in a loss of approximately $5.6 million or $11.2 million, respectively, recorded in Other, net in the three and six months ended June 27, 2026.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and other procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 27, 2026, due to the previously identified material weaknesses in internal control over financial reporting described below, which have not been remediated.
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
Previously Identified Material Weaknesses in Internal Control Over Financial Reporting
Management determined that the material weaknesses previously disclosed in Part II, Item 9A Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2025, continue to exist as of June 27, 2026.
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
Control deficiencies contributing to this material weakness include:
•incomplete execution and documentation of the Company’s excess and obsolete inventory analysis;
•inadequate controls over key data elements, including aging inventory and tracking of previously written down inventory; and
•lack of validation procedures to ensure that data used in the provision for excess and obsolete inventory analysis was complete and accurate.
As a result, management determined that there is a reasonable possibility that a material misstatement related to inventory and cost of goods sold could occur and not be prevented or detected on a timely basis.
Remediation Plans for Previously Identified Material Weaknesses
There were no material changes to the remediation plans described in our Annual Report on Form 10-K for the year ended December 31, 2025 during the quarter ended June 27, 2026. The Company is implementing the following remediation plan:
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than ongoing remediation efforts related to the previously identified material weaknesses.
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

Part II. Other Information
ITEM 1. LEGAL PROCEEDINGS.
We are subject to various legal proceedings and claims that arise in the ordinary course of our business. We establish an accrued liability for legal matters when those matters present loss contingencies that are both probable and estimable. No loss contingency is recorded for matters where such losses are either not probable or reasonably estimable (or both). For a description of our material pending legal proceedings, please see Note 12, Commitments and Contingencies—Litigation, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. Although it is reasonably possible that actual losses could be in excess of our accrual, we are unable to estimate a reasonably possible loss or range of loss in excess of its accrual, due to various reasons, including, among others, that: (i) the proceedings are in early stages or no claims have been asserted, (ii) specific damages have not been sought in all of these matters, (iii) damages, if asserted, are considered unsupported and/or exaggerated, (iv) there is uncertainty as to the outcome of pending appeals, motions or settlements, (v) there are significant factual issues to be resolved, and/or (vi) there are novel legal issues or unsettled legal theories presented. It is not possible to predict the ultimate outcome of all pending legal proceedings, and some of the matters discussed elsewhere in this report seek or may seek potentially large and/or indeterminate amounts. Any such loss or excess loss could have a material effect on our business, financial condition, results of operations or cash flows. The final results of any current or future proceeding cannot be predicted with certainty, and until there is final resolution on any such matter that we may be required to accrue for, we may be exposed to loss in excess of the amount accrued. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
As part of our strategy to expand our product offering to become a leading plant-based protein company, we are pursuing opportunities in new product categories and adjacencies that leverage our plant-protein expertise, technology platform and brand. In April 2026, we entered into a distribution agreement with Big Geyser, a major non-alcoholic beverage distributor, to expand distribution of Beyond Immerse, our first functional beverage line of sparkling plant-based protein drinks, beyond direct-to-consumer channels into retail, convenience, foodservice and other outlets in the New York Metropolitan area. These efforts involve significant risks and uncertainties, many of which are heightened because beverages represent a new category with different formulation requirements, manufacturing processes, supply chains, shelf-life and storage needs, regulatory and labeling standards, and consumer usage patterns than our traditional plant-based meat products. In particular, functional beverages with protein or nutritional claims may be subject to heightened regulatory scrutiny by the FDA and FTC, including with respect to nutrient content claims, structure/function claims and advertising substantiation, and any enforcement actions, required label modifications or restrictions on our marketing practices could increase our costs, delay our product launches or limit our ability to market Beyond Immerse as intended.
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
In Europe, the Agriculture Committee of the European Parliament proposed in May 2019 to reserve the use of “meat” and meat-related terms and names for products that are manufactured from the edible parts of animals. In October 2020, the European Parliament rejected the adoption of this provision. In the absence of European Union legislation, it was unclear whether member states remained free to establish national restrictions on meat-related names. In June 2020, France adopted a law prohibiting names to indicate foodstuffs of animal origin to describe, market or promote foodstuffs containing vegetable proteins. In October 2021, France published a draft implementing decree (the “Contested Decree”) to define, for example, the sanctions in case of non-compliance with the new law, and the Contested Decree went into effect in 2022. At the time, we took the view that the Contested Decree did not comply with the laws of the EU, in particular the principle of free movement of goods. In July 2022, at the request of a trade association, the French High Administrative Court partially suspended the execution of the Contested Decree. We filed an application for annulment against the Contested Decree and intervened in favor of the trade association in their pending case against the Contested Decree. Several plant-based companies filed voluntary intervention in support of our case on April 20, 2023. On July 12, 2023, the French High Administrative Court decided to refer the case to the CJEU. The CJEU was asked to decide on the lawfulness of the Contested Decree banning “meaty” names for plant-based protein under EU law. The procedure before the CJEU started on August 22, 2023, and we filed its submission on October 31, 2023. On January 15, 2024, the CJEU closed the written procedure. The period to request an oral hearing closed on February 5, 2024.
In parallel to the litigation before the CJEU against the Contested Decree, on August 23, 2023, France published a proposal for a new decree replacing the Contested Decree (the “New Decree”). The New Decree removed some of the Contested Decree’s most open-ended language, but essentially maintained the prohibition on meaty names for plant-based proteins. The New Decree was subject to administrative review procedure by the European Commission (the EU’s executive body) and the EU member states other than France. The six-months standstill period under that procedure ended on February 23, 2024. We supported plant-based protein trade associations against the New Decree. On February 26, 2024, the New Decree was adopted. However, on April 10, 2024, the French High Administrative Court decided once again to postpone the applicability of the New Decree. The interim relief judge noted that there were serious doubts as to whether such national measures could be adopted based on EU law, which had already prompted the CJEU litigation.
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
The judgment of the CJEU determined that the manner in which the Contested Decree seeks to ban meat names for plant-based foods is unlawful under EU law. It sets a precedent on the extent to which EU member states may regulate the naming of plant-based foods at the national level in the absence of harmonization at the EU level. In its judgment, the CJEU also ruled that “meat” is defined under EU law as “edible parts of certain animals.” We are taking the view that the CJEU’s interpretation only affects the use of the term in the sales denomination on the label and not the use of the term in marketing and advertising materials. Following the CJEU’s judgment, the case was referred to the French High Administrative Court, which, on January 28, 2025, annulled the Contested Decree and the New Decree. Beyond Meat has been reimbursed by the French State for legal costs incurred in challenging the Contested Decree, for a total of 3,000 euros.
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
Separately, on December 5, 2023, Poland published a draft decree banning the use of meaty names to designate plant-based products. In June 2024, a Polish association of breeders requested that the Ministry of Agriculture advance the decree and regulate the use of meaty names. However, no further legislative steps have been taken with respect to the draft decree since March 2024. The judgment of the CJEU concerning the French ban will likely affect the approach taken by Poland in the future.
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
For instance, the Belgian Inspectorate of the Ministry of Economy has taken the view that the Belgian Royal Decree of March 8, 1985 on the manufacture and trade of fresh minced meat restricts certain denominations to meat-based products. Belgian authorities have initiated proceedings against a retailer in Belgium selling Beyond Meat products, challenging the use of terms such as “gehakt” (“mince”) and “burger” for plant-based alternatives. In March 2025, the case was under review by the Belgian Food Safety Agency. To date, no further procedural steps or decisions have been communicated by the competent authorities. While we believe we have a defendable position, as the Royal Decree does not specifically reserve these terms for meat-based products, we are monitoring the situation closely to assess any potential impact on product labeling and marketing.
Moreover, the Netherlands Food and Consumer Product Safety Authority sent the New Plant a warning letter indicating that the use of the term “gehakt” (“mince”) contravened the Dutch Commodities Act on Meat, Minced Meat and Meat Products. While we believe we have a defendable position, we have chosen to amend our labelling voluntarily going forward.

On July 16, 2025, the European Commission published a Proposal for a Regulation to amend Annex VII of Regulation (EU) No 1308/2013, which governs the common organization of the markets in agricultural products. The Proposal aims to introduce a new Part Ia to Annex VII, titled “Meat and Meat Product Designations”, defining “meat” as the “edible parts of an animal” and restricting the use of “meat products” along with several related terms exclusively to products derived from meat of animal origin. Under the current draft, these restrictions would apply not only to the name of the product but also at “all stages of marketing”. On June 10, 2026, the rapporteur for the European Parliament’s Committee on Agriculture and Rural Development published a draft report recommending the deletion of the proposed Part Ia, following the adoption of meat-designation rules through the separate legislative process described below. However, the legislative debate remains ongoing, and amendments have reportedly been proposed seeking to reinstate the meat designation provisions and extend the restrictions to additional terms, including “burger” and “sausage”, which are not reserved under Regulation (EU) 2026/1739.
In October 2025, the European Parliament adopted a more restrictive amendment that introduces similar restrictions on the use of “meaty” names, but through a separate legislative proposal that is further along in the legislative process than the Commission’s Proposal of July 2025. Following the Parliament’s vote, the European Commission, the European Parliament, and the Council of the European Union entered informal trilogue negotiations to agree on a common text. Reportedly, during the last trilogue meeting held on March 5, 2026, the EU Institutions reached a provisional political agreement on a draft text that would reserve a list of approximately 31 terms, including “meat,” “chicken,” “steak,” and “bacon” for products of animal origin. Conversely, certain terms such as “burger” and “sausage” were not included among the reserved terms. On March 19, 2026, the Council of the European Union published the text of the provisional agreement. On June 16, 2026, the European Parliament adopted the text as its first reading position, and the Council formally adopted it on June 29, 2026. On July 29, 2026, the Regulation was published in the Official Journal of the European Union as Regulation (EU) 2026/1739 of the European Parliament and of the Council of 8 July 2026 amending Regulations (EU) No 1308/2013, (EU) 2021/2115 and (EU) 2021/2116 as regards the strengthening of the position of farmers in the food supply chain. The provisions concerning meat designations will apply after a three-year transition period following the Regulation's entry into force.
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
Any changes in, or changes in the interpretation of, applicable laws, regulations or policies of the FDA, state regulators or similar foreign regulatory authorities that relate to the marketing or sale of “ultraprocessed” foods or ingredients could adversely affect our business, prospects, results of operations or financial condition.
The FDA, state regulators or similar foreign regulatory authorities, could take action regarding “ultraprocessed” foods or ingredients that could impact our ability to sell or market our products. For example, FDA has indicated that it intends to define the term “ultraprocessed food” and is considering imposing certain labeling requirements or restrictions for such foods. If our products fell within FDA’s definition, the products could be impacted by any such requirements or restrictions, which could affect our labeling and/or marketing. Certain states, such as California, have also considered defining “ultraprocessed food” through state legislation and requiring certain labeling information for such foods. If such legislation was enacted, it could further affect our labeling and/or marketing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended June 27, 2026, none of the directors or executive officers of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.
Fifth Amendment to Campus Lease
On July 31, 2026, the Company entered into the Fifth Amendment to Lease with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), amending that certain Lease dated January 14, 2021, as amended by that certain First Amendment to Lease dated as of September 17, 2024, that certain Second Amendment to Lease dated as of May 9, 2025, that certain Third Amendment to Lease dated as of July 16, 2025, and that certain Fourth Amendment to Lease dated as of October 7, 2025 (collectively, the “Campus Lease”), pursuant to which the Company currently leases approximately 220,519 rentable square feet in a portion of a building located at 888 N. Douglas Street, El Segundo, California.
The Fifth Amendment to Lease provides for, among other things, the surrender of approximately 101,612 rentable square feet of the existing premises (the “Surrendered Premises”), a mutual release of claims arising out of, based upon, or relating to any act, omission, event, matter or thing with respect to the Surrendered Premises (subject to specified exceptions, including claims arising from a breach of the Fifth Amendment to Lease), and the continued leasing of approximately 118,907 rentable square feet of the existing premises (the “Remaining Premises”). Approximately 54,749 rentable square feet of the Remaining Premises is currently subleased by the Company to Varda Space Industries, Inc. (the “Subtenant”), subject to increase to approximately 55,109 rentable square feet, under a sublease agreement dated July 22, 2025, as amended.
The consideration for the surrender, the release of claims, and certain other terms in the Fifth Amendment includes, among other things: (a) payment by the Company to the Landlord of $14.0 million, as additional base rent (the “Compromise Rent”), payable in forty-eight (48) monthly installments of approximately $291,667 during the periods February 1, 2027 through April 30, 2027 and August 1, 2028 through April 30, 2032, which installments are included in, and are not in addition to, the monthly base rent amounts for the Remaining Premises set forth in the rent schedule attached to the Fifth Amendment to Lease; (b) performance by the Company, at its sole cost and expense, of specified repair, restoration and removal obligations with respect to the Surrendered Premises and adjacent areas, estimated to cost approximately $2.8 million, including broker fees, which obligations must be completed by August 31, 2026, except for certain items for which a later completion date is specified in the Fifth Amendment to Lease; and (c) payment by the Company of base rent and additional rent attributable to the Surrendered Premises through the date on which the Lease terminates with respect to the Surrendered Premises (the “Surrender Termination Date”), which is expected to occur no later than July 31, 2027, subject to a rent credit to the Company in certain circumstances if the Surrender Termination Date occurs prior to that date.

The Fifth Amendment to Lease also amends the Campus Lease to replace the provisions governing reduction of the letter of credit securing the Company’s obligations under the Campus Lease. Under the amended provisions, the stated amount of the letter of credit will remain at $12,500,000 until the outstanding balance of the Compromise Rent first falls below that amount, which is anticipated to occur on or after October 1, 2028. Thereafter, so long as the Company is not in default under the Campus Lease and has not failed to pay any rent when due, the Company may from time to time—but not more than once in any calendar month, and at its own expense—cause the issuing bank to deliver an amendment reducing the stated amount of the letter of credit to the then-outstanding balance of the Compromise Rent. Each such reduction is subject to the Landlord’s written consent, which the Landlord is required to give if no such default or payment failure exists and the amendment satisfies specified conditions. Following payment of the Compromise Rent in full, the Company may cause the stated amount of the letter of credit to be reduced to zero.
Effective the day following the Surrender Termination Date, the Company’s proportionate share of expenses and charges under the Lease will be reduced from 56.45% to 30.44%. The obligations of the Landlord and the Company under the Fifth Amendment to Lease were conditioned on the execution and delivery of a lease of the Surrendered Premises between the Landlord and a new tenant, which condition has been satisfied.
The foregoing description of the Fifth Amendment to Lease does not purport to be complete and is qualified in its entirety by reference to the Fifth Amendment to Lease, a copy of which is filed as Exhibit 10.8 hereto and incorporated herein by reference.
First Amendment to Sublease
On July 23, 2025, the Company entered into a Sublease Agreement (the “Sublease”) with Varda Space Industries, Inc., a Delaware corporation (“Subtenant”), pursuant to which the Company subleases to Subtenant approximately 54,749 rentable square feet, consisting of approximately 16,967 rentable square feet of improved space (the “Improved Space”) and approximately 37,782 rentable square feet of unimproved space (the “Unimproved Space” and, collectively with the Improved Space, the “Subleased Premises”), in a portion of a building located at 888 N. Douglas Street, El Segundo, California, leased by the Company pursuant to the Campus Lease. The Sublease was made effective as of July 22, 2025, subject to receipt of Master Landlord’s consent to the Sublease, which consent was granted on October 7, 2025.
In connection with the surrender of the Surrendered Premises pursuant to the Fifth Amendment to Lease, the Company entered into that certain First Amendment to Sublease, dated as of July 31, 2026 (the “First Amendment to Sublease”), with Subtenant. The First Amendment to Sublease provides for, among other things: (a) the extinguishment of Subtenant’s rights in and to the Surrendered Premises, including the amendment of the definitions of “Subleased Premises” and “Site Plan” under the Sublease; (b) the transfer of approximately 360 rentable square feet from the Surrendered Premises to the Subleased Premises, increasing the Subleased Premises from approximately 54,749 to approximately 55,109 rentable square feet; (c) the construction by the Company, at its sole cost and expense and by August 31, 2026, of demising walls and an opening to an existing exterior door for emergency exit, and the relocation by the Company, at its sole cost and expense, of the electrical room serving the Subleased Premises; (d) a revised schedule of base rent for the Improved Space, commencing at $52,026 per month and escalating by 3% annually, subject to the rent abatement provided under the Sublease; and (e) an increase in Subtenant’s proportionate share of operating expenses and other charges under the Sublease, which will be 46.35% from and after the termination of the Campus Lease with respect to the Surrendered Premises. The matters described in clauses (a), (b), (d) and (e) take effect upon completion of the work described in clause (c) and delivery of the approximately 360 rentable square feet to Subtenant. The effectiveness of the First Amendment to Sublease was conditioned on the Company and Landlord entering into the Fifth Amendment to Lease, which condition has been satisfied. The effectiveness of the First Amendment to Sublease was also conditioned on the consent of Landlord, which consent was granted pursuant to that certain First Amendment to Consent to Sublease, dated as of July 31, 2026, among the Company, Landlord and Subtenant (the “First Amendment to Consent”).

The foregoing description of the First Amendment to Sublease does not purport to be complete and is qualified in its entirety by reference to the First Amendment to Sublease, a copy of which is filed as Exhibit 10.9 hereto and incorporated herein by reference.
First Amendment to Consent
The First Amendment to Consent amends that certain Consent to Sublease, executed as of October 7, 2025, among the Company, Landlord and Subtenant (the “Original Consent”), and provides for, among other things: (a) Landlord’s consent to the First Amendment to Sublease; and (b) conforming amendments to certain defined terms used in the Original Consent, including the amendment of the definition of “Sublet Space” to refer to approximately 55,109 rentable square feet.
The foregoing description of the First Amendment to Consent does not purport to be complete and is qualified in its entirety by reference to the First Amendment to Consent, a copy of which is filed as Exhibit 10.10 hereto and incorporated herein by reference.

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	10-K	4/9/2026	3.1
3.3	Amended and Restated Bylaws.	8-K	2/13/2024	3.1
4.1	Indenture, dated as of March 5, 2021, between Beyond Meat, Inc. and U.S. Bank National Association, as trustee.	8-K	3/5/2021	4.1
4.2	Form of certificate representing 0% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.1 to the Form 8-K filed on 3/5/21).	8-K	3/5/2021	4.1
4.3	First Supplemental Indenture, dated as of October 15, 2025, by and between Beyond Meat, Inc. and U.S. Bank, National Association, as trustee, to the Indenture, dated as of March 5, 2021.	8-K	10/15/2025	10.5
4.4	Indenture, dated as of October 15, 2025, by and among Beyond Meat, Inc., the guarantors party thereto from time to time and Wilmington Trust, National Association, as trustee and collateral agent.	8-K	10/15/2025	10.1
4.5	Form of 7.00% Convertible Senior Secured Second Lien PIK Toggle Notes due 2030 (included as Exhibit A to Exhibit 10.1 to the Form 8-K filed on 10/15/25).	8-K	10/15/2025	10.2
4.6	First Supplemental Indenture, dated as of January 12, 2026, among Beyond Meat, Inc., Beyond Meat EU B.V. and Wilmington Trust, National Association, as trustee and collateral agent.	8-K	1/12/2026	10.1
4.7	Warrant Agreement, dated as of May 7, 2025, among Beyond Meat, Inc. and the warrant holders party thereto. #	8-K	5/7/2025	3.1
4.8	Side Letter Agreement to Warrant Agreement, dated as of December 22, 2025, by and between Beyond Meat, Inc. and Unprocessed Foods, LLC.	8-K	12/23/2025	10.2
4.9	Tranche 1 Warrant Agreement, dated as of June 22, 2026, between Beyond Meat, Inc. and Big Geyser, Inc.#	8-K	6/25/2026	10.1
4.10	Tranche 2 Warrant Agreement, dated as of June 22, 2026, between Beyond Meat, Inc. and Big Geyser, Inc.#	8-K	6/25/2026	10.2
10.1	Multi-Year Sales Agreement, dated March 28, 2026, by and between Roquette Frères and Beyond Meat, Inc.+^	8-K	4/2/2026	10.1
10.2	Beyond Meat, Inc. 2026 Employment Inducement Equity Incentive Plan.*	8-K	4/2/2026	10.2
10.3	Form of Beyond Meat, Inc. 2026 Employment Inducement Equity Incentive Plan Restricted Stock Unit Award Agreement.*	8-K	4/2/2026	10.3
10.4	Form of Beyond Meat, Inc. 2026 Employment Inducement Equity Incentive Plan Stock Option Award Agreement.*	8-K	4/2/2026	10.4

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.5	Form of Beyond Meat, Inc. 2018 Equity Incentive Plan Restricted Stock Unit Award Agreement (Outside Directors)*	10-K	4/9/2026	10.52
10.6	Addendum 3 dated as of April 23, 2026 to the Engagement Letter dated as of August 6, 2025, by and between Beyond Meat, Inc. and AP Services, LLC.*	10-Q	5/7/2026	10.6
10.7	Amended and Restated Form of 2018 Equity Incentive Plan performance stock unit award agreement (MIP awards).*				X
10.8	Fifth Amendment to Lease, dated as of July 31, 2026, by and between HC Hornet Way, LLC and Beyond Meat, Inc.+				X
10.9	First Amendment to Sublease Agreement, dated as of July 31, 2026, by and between Beyond Meat, Inc. and Varda Space Industries, Inc.+				X
10.10	First Amendment to Consent to Sublease, dated as of July 31, 2026 among the Company, HC Hornet Way, LLC and Varda Space Industries, Inc.+^				X
10.11	Offer Letter dated as of July 26, 2026 between Beyond Meat, Inc. and Brijesh Krishnaswamy.#*	8-K	7/30/2026	10.1
10.12	Offer letter dated as of April 1, 2024 between Beyond Meat, Inc. and Drew Lufkin.#*				X
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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2026 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders' Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

BEYOND MEAT, INC.

Date:	August 6, 2026	By:	/s/ Ethan Brown
Ethan Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2026	By:	/s/ Lubi Kutua
Lubi Kutua
Chief Financial Officer and Treasurer
(Principal Financial Officer)