Form 10-Q
period 2026-09-26
BEYOND MEAT, INC.
filed 2026-11-10
CIK 1655210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                Yes  ☐   No  ☒
As of November 6, 2026, the registrant had 18,755,734 shares of common stock, $0.0001 par value per share, outstanding.

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
•the success of our strategic repositioning to "Beyond The Plant Protein Company," including risks related to brand dilution or confusion, the failure to achieve meaningful consumer acceptance of an expanded portfolio of plant-based protein offerings across multiple categories and adjacencies, including powders, bars, beverages and center-of-plate offerings, and the diversion of management time and financial resources from our existing business or other priorities;
•risks related to related party transactions, which may present conflicts of interest, could result in disadvantages to the Company and may impair investor confidence;

•changes in the retail landscape, including our ability to maintain and expand our distribution footprint, the timing, success and level of trade and promotion discounts, our ability to maintain and grow market share and increase household penetration, repeat purchases, buying rates (amount spent per buyer) and purchase frequency, our ability to maintain and increase sales velocity of our products, and the timing and success of our efforts to expand distribution channels, such as our direct-to-consumer (DTC) channel, and planned new products or recently launched products, including powders, bars, beverages and center-of-plate offerings;
•our ability to successfully innovate and commercialize new plant-based protein products, including in adjacent categories outside of our core, meat analog offerings, such as powders, bars, beverages and center-of-plate offerings, and consumer acceptance of such new products;
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
i

•risks associated with our indebtedness, leverage and liquidity relating to our significant debt, including our ability to repay, refinance, equitize and otherwise satisfy our obligations under each of the Loan and Security Agreement (as defined below), our 0% Convertible Senior Notes due 2027 (the “2027 Notes”) that remain outstanding, including at their maturity on March 15, 2027, and our 7.00% Convertible Senior Secured Second Lien PIK Toggle Notes due 2030 (the “2030 Notes” and, together with the 2027 Notes, the “Notes”) issued in the exchange offer related to the 2027 Notes, which was completed on October 30, 2025 (the “Exchange Offer”), and our ability to comply with the covenants in the Loan and Security Agreement and respective indentures governing the Notes, including the minimum liquidity covenants;
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
•the significant dilution to our stockholders that resulted from the Exchange Offer and the additional dilution that resulted and will continue to result if we continue to exchange any portion of our outstanding Notes for equity, issue shares of our common stock with respect to the 2030 Notes (including any 2030 Notes issued as payment-in-kind interest on such 2030 Notes), including in connection with conversions of the 2030 Notes at our option or at the option of holders, upon equitization of the 2030 Notes, as payment of accrued interest in the form of common stock or in payment of certain make-whole payments on the 2030 Notes, in each case pursuant to the terms of the 2030 Notes, if the lenders under the Loan and Security Agreement exercise their related warrants to purchase shares of our common stock (the “Delayed Draw Term Loan Warrants”), as further described herein, or if the holders of the Big Geyser, Inc. (“Big Geyser”) warrants exercise their related warrants to purchase shares of our common stock (the “BG Tranche 1 Warrant” and the “BG Tranche 2 Warrant,” collectively, the “BG Warrants”), as further described herein; provisions in the respective indentures governing the Notes and in the Loan and Security Agreement delaying or preventing an otherwise beneficial takeover of us; and any adverse impact on our reported financial condition and results of operations from the accounting methods for the Notes;
•our ability to remediate the existing material weaknesses in our internal control over financial reporting disclosed in this report and maintain effective internal control over financial reporting and disclosure controls and procedures;
•risks and uncertainties related to failures to maintain effective internal control over financial reporting, and related to the identification of errors in our previously issued financial statements, such as those disclosed and corrected in this report, and a potential need to restate previously issued financial statements in such instances;
•market price fluctuations in the price of our common stock, whether due to dilution, adverse business or financial performance or the perception of such adverse performance, the effects of our 1-for-30 reverse stock split effected on August 13, 2026 on the market price and liquidity of our common stock, failure to continue to meet the Nasdaq continued listing requirement for minimum bid price or other Nasdaq listing requirements and the potential delisting of our common stock, or market and trading dynamics unrelated to our underlying business, operating and financial performance or prospects or macro or industry fundamentals which may not coincide in timing with the disclosure of news or developments by or affecting us, could cause the market price of our common stock to fluctuate dramatically or decline rapidly, regardless of any developments in our business or financial results;

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
•the impact of adverse and uncertain political conditions in the U.S. and international markets, such as greater restrictions on free trade through significant increases in tariffs on raw materials, ingredients, finished goods and other products and supplies and increased uncertainty surrounding international trade policy and regulations, trade wars, including through the implementation of retaliatory tariffs or related counter-measures, and the negative effects of anti-American sentiment, the conflict in the Middle East (including with Iran), civil or political unrest, as well as the impact of inflation and high interest rates on consumer behavior, including higher food, grocery, raw materials, transportation, energy, labor and fuel costs;
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
•our ability to successfully execute our Global Operations Review and any resulting strategic plans, including the exit or discontinuation of select product lines; the impact of non-cash charges such as provision for excess, non-saleable and obsolete inventory and potential additional impairment charges, write-offs, disposals and accelerated depreciation of fixed assets, and losses on sale and write-down of fixed assets and assets held for sale; further optimization of our manufacturing capacity and real estate footprint; workforce reductions; and the cessation of our operational activities in China in 2025;
•our ability to successfully execute our transformation initiatives including, among other things, positioning the business for a more fundamental resizing of operating expenses, driving margin recovery, including through targeted investments in our facilities and supply chain cost reductions, reducing inventory and associated carrying costs through SKU rationalization and the discontinuation of certain product lines, and preserving cash and monetizing non-strategic or idle assets;
•our ability to meet our obligations under leases for our corporate offices, manufacturing facilities and warehouses, including matters relating to our El Segundo Campus and Innovation Center (“Campus Headquarters”), including, without limitation, our ability to meet our obligations under our Campus Headquarters lease, as amended from time to time (the “Campus Lease”), including our remaining payment, construction, restoration, repair and removal obligations under the Campus Lease and related sublease arrangements, the impact of workforce reductions or other cost-reduction initiatives on our space demands, the impact of the surrender of a portion of the leased premises, the timing and financial impact of the termination of the Campus Lease with respect to the surrendered premises, the impact of existing or future subleases and/or partial lease terminations of a portion of the leased premises, including our ability to realize anticipated sublease income, other efforts to develop, repurpose or consolidate our use of the leased premises, and the timing and success of subleasing, assigning or otherwise transferring, developing or repurposing the remaining used or excess leased space or negotiating additional partial lease terminations, subleases or other dispositions of our Campus Headquarters on terms advantageous to us or at all, including any additional impairment charges that may result, the amount of which could be material to our consolidated financial statements;
•reduced consumer confidence and changes in consumer spending, including spending to purchase our products, and negative trends in consumer purchasing patterns due to levels of consumers’ disposable income, credit availability and debt levels, and economic conditions, including due to potential recessionary and inflationary pressures, and geopolitical instability and wars;
•our inability to properly manage and ultimately sell our inventory in a timely manner, which has in the past and could in the future require us to sell our products through liquidation channels at lower prices, write-down or write-off excess, non-saleable or obsolete inventory, or increase inventory provision;
•ongoing and persistent declines in demand in the plant-based meat category and for our products, or strategic decisions that result in changes to our product portfolio, including the potential discontinuation of certain product lines through transformation initiatives or other strategic measures, which may require us to write-down or write-off excess, non-saleable or obsolete inventories;
•impairment charges, and the allocation of such charges among assets and related fair value estimates including due to any future changes in estimates, judgments or assumptions, failure to achieve forecasted operating results due to weakness in the economic environment, demand for our products or other factors, changes in market conditions and declines in our publicly-quoted stock price and market capitalization, failure to sublease, assign or otherwise transfer any excess space or negotiate additional partial lease terminations and/or subleases or other dispositions of our Campus Headquarters or other facilities on terms advantageous to us or at all, and the cessation of our operational activities in China in 2025;
•our ability to accurately predict consumer taste preferences, trends and demand and successfully innovate, introduce and commercialize new products, including in new geographic markets and product adjacencies, including powders, bars, beverages and center-of-plate offerings;
•the effects of competitive activity from our market competitors, including through consolidation in the plant-based food industry or vertical consolidation of diversified food businesses with existing plant-based food businesses, and new market entrants, which may include companies with substantially greater financial resources than us; and entry into competitive, new adjacent plant-based protein categories, such as powders, bars, beverages and center-of-plate offerings, where we have limited experience and resources;
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
•disruption to, and the impact of uncertainty in, our domestic and international supply chain, including labor shortages and disruption, shipping delays and disruption, the impact of tariffs on raw materials, ingredients, finished goods and other products and supplies, and the impact of cyber incidents at suppliers and vendors;
•the impact of uncertainty as a result of doing business internationally, including as a result of the cessation of our operational activities in China in 2025;

•the volatility of or inability to access the capital markets, including due to macroeconomic factors, geopolitical tensions, trade policy uncertainty (including tariffs and retaliatory trade measures), or the outbreak or escalation of hostilities or war—for example, the ongoing war between Russia and Ukraine and the conflict in the Middle East (including with Iran), civil or political unrest, and their impacts on the surrounding areas and global economy;
•changes in the foodservice landscape, including the timing, success and level of marketing and other financial incentives to assist in the promotion of our products, our ability to maintain and grow market share and attract and retain new foodservice customers or retain existing foodservice customers, and our ability to introduce and sustain offering of our products on menus;
•the timing and success of distribution expansion and new product introductions, including the success of our DTC channel, and the risks associated therewith, including but not limited to risks related to marketing directly to consumers via email and other digital channels, potential access to individual consumer data and the Company’s limited history and experience in selling via a DTC channel, and the timing and success of planned new products or recently launched products in new adjacent plant-based protein categories, including powders, bars, beverages and center-of-plate offerings, in increasing revenues and market share, including the success of our distribution partnership with Big Geyser for Beyond Immerse;
•our ability to differentiate and continuously create innovative products, respond to competitive innovation and achieve speed-to-market, including the timing and success of planned new products or recently launched products, including powders, bars, beverages and center-of-plate offerings, and whether such new product launches will be profitable for the Company;
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
•our estimates of the size of our market opportunities, including in new adjacent plant-based protein categories, and our ability to accurately forecast market conditions;
•our ability to effectively optimize our manufacturing and production capacity and real estate footprint, including consolidating manufacturing facilities and production lines, exiting co-manufacturing arrangements or entering into new arrangements, including in connection with commercialization and distribution of recently launched products, including powders, bars, beverages and center-of-plate offerings, under terms that are ultimately beneficial to us and effectively managing capacity for specific products with shifts in demand;
•risks associated with underutilization of capacity which have in the past and could in the future give rise to increased total cost of goods sold per pound, co-manufacturer underutilization fees, termination fees and other costs to exit certain supply chain arrangements and product lines, and/or the write-down or write-off of certain equipment and other fixed assets and impairment charges, all of which could negatively impact gross margin, driving less leverage on fixed costs and delaying the speed at which cost savings initiatives positively impact our financial results;
v

•our ability to accurately forecast our future results of operations and financial goals or targets, including as a result of fluctuations in demand for our products and in the plant-based meat category generally, increased competition, the impact and success of launching new products and new channels, including our DTC channel and the recent launch of powders, bars, beverages and center-of-plate offerings, and the impact of broader macroeconomic conditions and market uncertainty;
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
•significant disruption in, or breach in security of our or our suppliers’ or vendors’ information technology systems, including any inability to detect or timely report any cybersecurity incidents, and resultant interruptions in service and any related impact on our reputation, including data privacy, and any potential impact on our supply chain, including on customer demand, order fulfillment and lost sales, and the resulting timing and/or amount of total net revenues recognized;
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
•accounting estimates based on judgment and assumptions that may change or differ from actual results;
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
•our ability and the ability of our suppliers, vendors and co-manufacturers to comply with food safety, environmental or other laws or regulations and the impact of any non-compliance on our operations, including any resulting inventory write-offs or disposals, brand reputation and ability to fulfill orders in full and on time;
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
“Beyond Meat,” “Beyond The Plant Protein Company,” “Beyond Immerse,” “Beyond Burger,” “Beyond Beef,” “Beyond Ground,” “Beyond Sausage,” “Beyond Breakfast Sausage,” “Beyond Chicken,” “Beyond Steak,” “Beyond Starmatter,” “Beyond Starcut,” “Beyond Veggie,” the Caped Steer Logo and “Eat What You Love” are registered or pending trademarks of Beyond Meat, Inc. in the United States and, in some cases, in certain other countries. All other brand names or trademarks appearing in this report are the property of their respective holders. Solely for convenience, the trademarks and trade names contained herein are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.
Except as otherwise specifically indicated, all information in this Quarterly Report on Form 10-Q has been retroactively adjusted to give effect to a 1-for-30 reverse stock split and authorized share reduction that was effective on August 13, 2026. See Note 2.

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	September 26, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$154,623	$203,890
Restricted cash, current	1,139	4,350
Accounts receivable, net	24,804	24,529
Accounts receivable, net - related parties	2,624	1,531
Inventory	65,525	84,032
Prepaid expenses and other current assets	11,906	13,758
Assets held for sale	6,447	9,394
Total current assets	267,068	341,484
Restricted cash, non-current	13,500	9,291
Property, plant and equipment, net	142,546	213,262
Operating lease right-of-use assets	3,714	5,661
Prepaid lease costs, non-current	3,904	40,931
Other non-current assets, net	3,203	2,595
Investment in unconsolidated joint venture	1,480	1,523
Total assets	$435,415	$614,747
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$26,887	$18,031
Accounts payable - related parties	3,306	2,494
2027 Notes	14,459	—
Current portion of operating lease liabilities	1,878	2,132
Accrued expenses and other current liabilities	13,085	5,657
Accrued expenses and other current liabilities - related parties	4,479	3,318
Accrued litigation expenses	17,109	38,900
Short-term finance lease liabilities	4,422	4,385
Total current liabilities	85,625	74,917
Long-term liabilities:
2027 Notes	—	29,459
2030 Notes, net	209,606	308,404
Delayed draw term loans, net	89,827	77,877
Delayed draw term loan warrants at fair value	1,228	5,066
Operating lease liabilities, net of current portion	2,652	4,059
Finance lease liabilities	51,551	76,590
(continued on next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)
	September 26, 2026	December 31, 2025
2030 Notes Embedded Derivative liability at fair value	1,275	39,152
Other long-term liabilities	220	220
Total long-term liabilities	356,359	540,827
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, par value $0.0001 per share — 500,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.0001 per share — 100,000,000 shares authorized; 18,299,685 shares and 15,122,944 shares issued and outstanding at September 26, 2026 and December 31, 2025, respectively	52	45
Additional paid-in-capital	1,115,299	1,029,308
Accumulated deficit	(1,117,414)	(1,022,507)
Accumulated other comprehensive loss	(4,506)	(7,843)
Total stockholders’ deficit	(6,569)	(997)
Total liabilities and stockholders' deficit	$435,415	$614,747
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net revenues	$55,149	$62,776	$163,747	$194,223
Net revenues - related parties	9,380	7,442	27,820	19,684
Total net revenues	64,529	70,218	191,567	213,907
Cost of goods sold	46,498	57,688	154,228	189,204
Cost of goods sold - related parties	5,609	7,302	17,059	18,481
Total cost of goods sold	52,107	64,990	171,287	207,685
Gross profit	12,422	5,228	20,280	6,222
Operating expenses:
Research and development expenses	15,290	4,917	24,699	18,186
Selling, general and administrative expenses	32,949	46,962	103,002	136,141
Selling, general and administrative expenses - related parties	46	168	352	599
Total selling, general and administrative expenses	32,995	47,130	103,354	136,740
Loss from impairment of long-lived assets	57,097	51,288	57,097	51,288
Total operating expenses	105,382	103,335	185,150	206,214
Loss from operations	(92,960)	(98,107)	(164,870)	(199,992)
Other income (expense), net:
Interest expense	(6,962)	(4,418)	(20,265)	(7,444)
Remeasurement of delayed draw term loan warrant liability	2,614	4,774	3,838	4,774
Remeasurement of derivative liability	13,321	—	21,374	—
Gain on debt extinguishment	—	—	63,789	—
Other (expense) income, net	1,169	750	1,270	12,799
Total other income, net	10,142	1,106	70,006	10,129
Loss before taxes	(82,818)	(97,001)	(94,864)	(189,863)
Income tax expense	—	—	—	—
Equity in losses of unconsolidated joint venture	11	7	43	77
Net loss	$(82,829)	$(97,008)	$(94,907)	$(189,940)
Net loss per share available to common stockholders:
Basic	$(4.32)	$(37.96)	$(5.82)	$(74.53)
Diluted	$(4.32)	$(37.96)	$(5.82)	$(74.53)
Weighted average common shares outstanding:
Basic	19,152,391	2,555,696	16,301,717	2,548,532
Diluted	19,152,391	2,555,696	16,301,717	2,548,532
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net loss	$(82,829)	$(97,008)	$(94,907)	$(189,940)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net of tax	274	(48)	2,443	(3,556)
Reclassification of foreign currency translation to net loss, net of tax	—	—	894	—
Comprehensive loss, net of tax	$(82,555)	$(97,056)	$(91,570)	$(193,496)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2024	2,535,532	$8	$644,004	$(1,241,531)	$(3,689)	$(601,208)
Net loss	—	—	—	(61,087)	—	(61,087)
Issuance of common stock under equity incentive plans, net	11,430	—	(220)	—	—	(220)
Share-based compensation for equity classified awards	—	—	5,853	—	—	5,853
Foreign currency translation adjustment	—	—	—	—	(1,040)	(1,040)
Balance at March 29, 2025	2,546,962	8	649,637	(1,302,618)	(4,729)	(657,702)
Net loss	—	—	—	(31,845)	—	(31,845)
Issuance of common stock under equity incentive plans, net	6,292	—	(86)	—	—	(86)
Share-based compensation for equity classified awards	—	—	4,304	—	—	4,304
Foreign currency translation adjustment	—	—	—	—	(2,468)	(2,468)
Balance at June 28, 2025	2,553,254	8	653,855	(1,334,463)	(7,197)	(687,797)
Net loss	—	—	—	(97,008)	—	(97,008)
Issuance of common stock under equity incentive plans, net	5,143	—	(73)	—	—	(73)
Share-based compensation for equity classified awards	—	—	3,767	—	—	3,767
Foreign currency translation adjustment	—	—	—	—	(48)	(48)
Balance at September 27, 2025	2,558,397	$8	$657,549	$(1,431,471)	$(7,245)	$(781,159)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2025	15,122,944	$45	$1,029,308	$(1,022,507)	$(7,843)	$(997)
Net loss	—	—	—	(28,482)	—	(28,482)
Issuance of common stock under equity incentive plans, net	139,697	—	(2,728)	—	—	(2,728)
Share-based compensation for equity classified awards	—	—	6,521	—	—	6,521
Issuance of common stock in conjunction with the conversion of a portion of the 2030 Notes	177,195	1	4,219	—	—	4,220
Foreign currency translation adjustment	—	—	—	—	383	383
Balance at March 28, 2026	15,439,836	46	1,037,320	(1,050,989)	(7,460)	(21,083)
Net income	—	—	—	16,404	—	16,404
Issuance of common stock under equity incentive plans, net	16,862	—	(278)	—	—	(278)
Share-based compensation for equity classified awards	—	—	7,399	—	—	7,399
Issuance of common stock in conjunction with the conversion of a portion of the 2030 Notes	1,736,409	6	50,401	—	—	50,407
Issuance of equity classified warrants to purchase common stock	—	—	1,228	—	—	1,228
Foreign currency translation adjustment	—	—	—	—	1,786	1,786
Reclassification of foreign currency translation to net income (loss), net of tax	—	—	—	—	894	894
Balance at June 27, 2026	17,193,107	52	1,096,070	(1,034,585)	(4,780)	56,757
Net loss	—	—	—	(82,829)	—	(82,829)
Issuance of common stock under equity incentive plans, net	9,134	—	1	—	—	1
Share-based compensation for equity classified awards	—	—	8,213	—	—	8,213
Issuance of common stock in conjunction with exchange of a portion of the 2027 Notes	1,097,444	—	11,007	—	—	11,007
Issuance of equity classified warrants to purchase common stock	—	—	8	—	—	8
Foreign currency translation adjustment	—	—	—	—	274	274
Balance at September 26, 2026	18,299,685	$52	$1,115,299	$(1,117,414)	$(4,506)	$(6,569)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Nine Months Ended
	September 26, 2026	September 27, 2025
Cash flows from operating activities:
Net loss	$(94,907)	$(189,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from impairment of long-lived assets (Note 8)	57,097	51,288
Depreciation and amortization	18,074	25,043
Non-cash lease expense	22,284	3,331
Share-based compensation expense	22,133	13,924
Provision for credit losses	—	(198)
Amortization of debt issuance costs and debt discount	5,395	2,987
(Gain) loss on sale and write-down of fixed assets	(1,041)	128
Equity in losses of unconsolidated joint venture	43	77
Remeasurement of delayed draw term loan warrant liability	(3,838)	(4,774)
Remeasurement of derivative liability	(21,374)	—
Gain on debt extinguishment	(63,789)	—
Unrealized losses (gains) on foreign currency transactions	3,183	(11,193)
Paid-in-kind interest	9,669	1,499
Net change in operating assets and liabilities:
Accounts receivable	(451)	1,700
Accounts receivable - related parties	(1,093)	(1,738)
Inventories	18,167	13,868
Prepaid expenses and other current assets	1,556	9,807
Accounts payable	9,354	(2,055)
Accounts payable - related parties	813	676
Accrued expenses and other current liabilities	(17,741)	(7,112)
Accrued expenses and other current liabilities - related parties	1,161	(735)
Prepaid lease costs, non-current and Other non-current assets, net	(316)	(5,117)
Operating lease liabilities	(1,637)	(2,617)
Net cash used in operating activities	$(37,258)	$(101,151)
(continued on the next page)

BEYOND MEAT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)
	Nine Months Ended
	September 26, 2026	September 27, 2025
Cash flows from investing activities:
Purchases of property, plant and equipment	$(5,512)	$(9,330)
Proceeds from sales of fixed assets	4,565	1,256
Proceeds from note receivable on assets previously held for sale	—	83
Payments of security deposits	(407)	—
Net cash used in investing activities	$(1,354)	$(7,991)
Cash flows from financing activities:
Proceeds from delayed draw term loan	$—	$100,000
Payments of debt issuance costs	—	(7,301)
Principal payments under finance lease obligations	(7,559)	(1,486)
Proceeds from exercise of stock options	—	6
Payments of minimum withholding taxes on net share settlement of equity awards	(3,019)	(385)
Net cash (used in) provided by financing activities	(10,578)	90,834
Effect of foreign currency exchange rate changes on cash	921	3,820
Net decrease in cash, cash equivalents and restricted cash	(48,269)	(14,488)
Cash, cash equivalents and restricted cash at the beginning of the period	217,531	145,554
Cash, cash equivalents and restricted cash at the end of the period	$169,262	$131,066

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Taxes	$—	$2
Non-cash investing and financing activities:
Conversion of 2030 Notes by issuance of common stock	$54,627	$—
Exchange of 2027 Notes by issuance of common stock	$15,000	$—
Finance lease right-of-use assets obtained in exchange for new lease liabilities	$18,320	$10,238
Issuance of delayed draw term loan warrants	$—	$20,363
Non-cash additions to property, plant and equipment	$313	$676
Offering and issuance costs, accrued not yet paid	$—	$7,736
Operating lease right-of-use assets obtained in exchange for lease liabilities	$83	$1,877
Reclassification of pre-paid lease costs to finance lease right-of-use assets	$37,013	$19,929
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
These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 9, 2026 (the “2025 10-K”). A detailed description of the Company's significant accounting policies can be found in the 2025 10-K. The policies described below supplement those policies, including as they apply to certain transactions entered into during the nine months ended September 26, 2026.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.
Management’s Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company include trade promotion and discount accruals; useful lives of property, plant and equipment; valuation of long-lived assets, including assets held for sale, and assumptions used in assessing and allocating loss from impairment to long-lived

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
assets; valuation of deferred tax assets; valuation of inventory and related provision; incremental borrowing rate used to determine lease right-of-use assets and lease liabilities; assessment of contract-based factors, asset-based factors, entity-based factors and market-based factors to determine the lease term impacting right-of-use assets and lease liabilities; the probability of vesting and valuation of the fair value of stock options and performance stock units (“PSUs”) used to determine share-based compensation expense; the valuation and remeasurement of the fair value of warrant liability in connection with the Loan and Security Agreement warrants (the “Delayed Draw Term Loan Warrants”); the probability of vesting and the issuance date valuation of the Big Geyser, Inc. (“Big Geyser”) warrants to purchase shares of our common stock (the “BG Tranche 1 Warrant” and the “BG Tranche 2 Warrant,” collectively, the “BG Warrants”); the valuation and remeasurement of the fair value of embedded derivatives; the number of underlying shares expected to vest, or for which vesting is probable, for equity-classified warrants, and liabilities and loss contingency accruals in connection with claims, lawsuits and administrative proceedings. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates and such differences may be material to the Company’s consolidated financial statements.
Reclassification of Prior Period Presentation
Certain prior period balances in the Company’s unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications primarily relate to related party balances and transactions, as further described in Note 15. Transactions with and balances due to or from the Zandbergen Entities (as defined in Note 15) are presented as related party amounts beginning with the period in which Mr. Figee became an officer of the Company. To provide comparability, the Company has presented such amounts separately for all periods presented, including periods prior to July 1, 2026, when the Zandbergen Entities were not related parties of the Company. These reclassifications had no effect on the reported results of operations.
Reverse Stock Split
On August 13, 2026, following approval by the Company’s stockholders on November 19, 2025 and the selection of the 1-for-30 ratio by the Company’s board of directors on August 11, 2026, the Company effected a 1-for-30 reverse stock split of its common stock (the "Reverse Stock Split") and a proportionate reduction in the number of authorized shares of the Company’s common stock (and a corresponding decrease in the total number of authorized shares of capital stock) (the "Authorized Share Reduction"). Shares of the Company's common stock began trading on a split-adjusted basis on the Nasdaq Global Select Market at market open on August 14, 2026 under the existing trading symbol “BYND” and new CUSIP number 08862E307.
As a result of the Reverse Stock Split, every 30 shares of the Company’s common stock issued and outstanding immediately prior to the effective time were automatically reclassified and combined into 1 share of common stock. No fractional shares of common stock were issued as a result of the Reverse Stock Split. Holders of record who were entitled to a fraction of a share as a result of the Reverse Stock Split were issued a fraction of a share of common stock as was necessary to round up to the nearest whole share. For shares held through The Depository Trust Company (“DTC”), fractions of shares were issued as was necessary to round up to the nearest whole share at the DTC participant level, subject to the procedures of brokers, banks and other nominees for processing the Reverse Stock Split.
In connection with the Reverse Stock Split, the number of authorized shares of the Company’s common stock was reduced from 3,000,000,000 to 100,000,000, and the total number of authorized shares of capital stock was correspondingly reduced from 3,000,500,000 to 100,500,000. The Reverse Stock Split had no effect on the par value of the Company's common stock. As a result of the Reverse Stock Split, the aggregate par

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
value of issued common stock was reduced by reclassifying the par value of eliminated shares to additional paid-in capital.
Upon effectiveness of the Reverse Stock Split, the conversion rates of the Company's outstanding convertible notes, including the 7.00% Convertible Senior Secured Second Lien PIK Toggle Notes due 2030 (the “2030 Notes”) and the 0% Convertible Senior Notes due 2027 (the “2027 Notes”), the number of shares of common stock issuable upon exercise of outstanding warrants and the exercise prices thereof, and the number of shares subject to outstanding equity awards under the Company's equity incentive plans and the applicable exercise prices thereof, were proportionately adjusted pursuant to their respective terms and as determined by the Company’s board of directors to reflect the 1-for-30 reverse stock split ratio. In addition, the number of shares reserved for future issuance under the Company’s equity incentive plans was proportionately reduced.
Except as otherwise specifically indicated, all information in this Quarterly Report on Form 10-Q has been retroactively adjusted to give effect to the Reverse Stock Split and Authorized Share Reduction.
Correction of Previously Issued Interim Unaudited Condensed Consolidated Financial Statements
During the fourth quarter and full year 2025 financial close procedures, the Company identified errors in its previously issued interim unaudited condensed consolidated financial statements for the first three quarters of 2025 relating to (i) inventory valuation, (ii) debt issuance costs, and (iii) the previously disclosed impairment of long-lived assets, as described in further detail below. The Company determined that the errors identified below were immaterial to its previously issued interim unaudited condensed consolidated financial statements for the three and nine months ended September 27, 2025 and has corrected these errors in the accompanying interim unaudited condensed consolidated financial statements for the three and nine months ended September 27, 2025 in accordance with Accounting Standards Codification (“ASC”) 250, “Accounting Changes and Error Corrections.” The Company has also corrected impacted amounts within the notes to the unaudited condensed consolidated financial statements, as applicable.
Inventory Valuation
Due to errors in the Company’s excess and obsolete inventory analysis, inventory was overstated and total cost of goods sold was understated in the three and nine months ended September 27, 2025.
Debt Issuance Costs
In connection with the Company’s 2025 debt restructuring activities, namely, entry into the Loan and Security Agreement in May 2025 pursuant to which the lenders party thereto agreed to provide for a senior secured delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) and the debt exchange offer which was completed in October 2025 (the “Exchange Offer”), the Company incurred significant transaction expenses (collectively, the “debt issuance costs”) related to professional services provided by various third-party advisors, consultants and professionals. Following the closing of the Exchange Offer in October 2025, the Company, in consultation with its external technical accounting advisors, determined that the Exchange Offer qualified as a “troubled debt restructuring” (“TDR”) in accordance with ASC 470-60, “Debt—Troubled Debt Restructurings by Debtors” (“ASC 470-60”). TDR accounting guidelines specify that debt issuance costs must be expensed and included in total selling, general and administrative (“Total SG&A”) expenses in the periods in which they are incurred, rather than being capitalized as prepaid expenses and other current assets. The Company further determined in the fourth quarter of 2025 that TDR related accounting standards should have been applied in the three and nine months ended September 27, 2025 as creditor concessions were expected prior to the completion of the Exchange Offer, notwithstanding the fact that the Exchange Offer was not completed until the fourth quarter of 2025. In the three and nine months ended September 27, 2025, the Company initially and incorrectly recorded the Exchange Offer debt issuance costs as prepaid expenses and other current assets on its balance sheet instead of expensing them as incurred as part of Total SG&A

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
expenses. The Company also incorrectly recorded the costs related to the Delayed Draw Term Loan Facility as prepaid expenses and other current assets in the second and third quarters of 2025 instead of a debt discount. In addition, the Company understated the remeasurement of warrant liabilities and delayed draw term loan warrants by $0.5 million in the third quarter of 2025 due to an error in remeasurement of the fair value of warrants.
Impairment of Long-Lived Assets (“Impairment”)
The Company recorded a loss from impairment of long-lived assets of $77.4 million for the three and nine months ended September 27, 2025 which was determined by comparing the fair value of the entity-wide asset group to the carrying value of the entity-wide asset group as of September 27, 2025.
Due to the errors identified above related to inventory, prepaid expenses and other current assets, the carrying value of the entity-wide asset group as of September 27, 2025 that was utilized in the impairment measurement calculation was overstated by $26.1 million. Consequently, this resulted in an overstatement of the loss from impairment of long-lived assets of $26.1 million, and understatement of property, plant, and equipment, net and prepaid lease costs, non-current of $22.9 million and $3.2 million, respectively. This reduction in the loss from impairment was reflected in the offsetting increases in total cost of goods sold and SG&A expenses due to the write-downs of inventory and prepaid expenses and other current assets, respectively, as discussed above.
The following tables reflect the effects of these error corrections to the previously issued interim unaudited condensed consolidated financial statements for the three and nine months ended September 27, 2025, which are presented as comparative in this Quarterly Report on Form 10-Q for the three and nine months ended September 26, 2026 (in thousands):

Condensed Consolidated Statement of Operations (unaudited)
	Three Months Ended September 27, 2025
	As Previously Reported	Inventory Valuation	Debt Issuance Costs	Impairment	As Corrected
Total cost of goods sold	$62,988	$2,002	$—	$—	$64,990
Gross profit	$7,230	$(2,002)	$—	$—	$5,228
Total selling, general and administrative expenses	$37,230	$—	$9,900	$—	$47,130
Loss from impairment of long-lived assets	$77,414	$—	$—	$(26,126)	$51,288
Total operating expenses	$119,561	$—	$9,900	$(26,126)	$103,335
Loss from operations	$(112,331)	$(2,002)	$(9,900)	$26,126	$(98,107)
Remeasurement of delayed draw term loan warrant liability	$5,318	$—	$(544)	$—	$4,774
Total other income (expense), net	$1,650	$—	$(544)	$—	$1,106
Loss before taxes	$(110,681)	$(2,002)	$(10,444)	$26,126	$(97,001)
Net loss	$(110,688)	$(2,002)	$(10,444)	$26,126	$(97,008)
Net loss per share available to common stockholders—basic and diluted	$(43.31)	$(0.78)	$(4.09)	$10.22	$(37.96)

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__

Condensed Consolidated Statement of Operations (unaudited)
	Nine Months Ended September 27, 2025
	As Previously Reported	Inventory Valuation	Debt Issuance Costs	Impairment	As Corrected
Total cost of goods sold	$199,151	$8,534	$—	$—	$207,685
Gross profit	$14,756	$(8,534)	$—	$—	$6,222
Total selling, general and administrative expenses	$122,598	$—	$14,142	$—	$136,740
Loss from impairment of long-lived assets	$77,414	$—	$—	$(26,126)	$51,288
Total operating expenses	$218,198	$—	$14,142	$(26,126)	$206,214
Loss from operations	$(203,442)	$(8,534)	$(14,142)	$26,126	$(199,992)
Remeasurement of delayed draw term loan warrant liability	$5,318	$—	$(544)	$—	$4,774
Total other income (expense), net	$10,673	$—	$(544)	$—	$10,129
Loss before taxes	$(192,769)	$(8,534)	$(14,686)	$26,126	$(189,863)
Net loss	$(192,846)	$(8,534)	$(14,686)	$26,126	$(189,940)
Net loss per share available to common stockholders—basic and diluted	$(75.67)	$(3.35)	$(5.76)	$10.25	$(74.53)

Condensed Consolidated Statement of Comprehensive Loss (unaudited)
	Three Months Ended September 27, 2025
	As Previously Reported	Inventory Valuation	Debt Issuance Costs	Impairment	As Corrected
Net loss	$(110,688)	$(2,002)	$(10,444)	$26,126	$(97,008)
Comprehensive loss	$(110,736)	$(2,002)	$(10,444)	$26,126	$(97,056)

Condensed Consolidated Statement of Comprehensive Loss (unaudited)
	Nine Months Ended September 27, 2025
	As Previously Reported	Inventory Valuation	Debt Issuance Costs	Impairment	As Corrected
Net loss	$(192,846)	$(8,534)	$(14,686)	$26,126	$(189,940)
Comprehensive loss	$(196,402)	$(8,534)	$(14,686)	$26,126	$(193,496)

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__

Condensed Consolidated Statement of Cash Flows (unaudited)
	Nine Months Ended September 27, 2025
	As Previously Reported	Inventory Valuation	Debt Issuance Costs	Impairment	As Corrected
Net loss	$(192,846)	$(8,534)	$(14,686)	$26,126	$(189,940)
Loss from impairment of long-lived assets	$77,414	$—	$—	$(26,126)	$51,288
Remeasurement of delayed draw term loan warrant liability	$(5,318)	$—	$544	$—	$(4,774)
Inventories	$5,334	$8,534	$—	$—	$13,868
Prepaid expenses and other current assets	$(1,322)	$—	$11,129	$—	$9,807
Net cash used in operating activities	$(98,138)	$—	$(3,013)	$—	$(101,151)

Payment of debt issuance costs	$(10,314)	$—	$3,013	$—	$(7,301)
Net cash provided by financing activities	$87,821	$—	$3,013	$—	$90,834
Impairment of Long-Lived Assets
Long-lived assets including, but not limited to, property, plant and equipment, lease right-of-use assets, and prepaid lease costs, are reviewed by management for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. When events or circumstances indicate that impairment may be present, management evaluates the probability that future undiscounted net cash flows expected from the use of the asset plus the residual value from the ultimate disposal may be less than the carrying value of the asset. If the estimated recoverable amount is less than the carrying value of the asset, then such assets are written down to their estimated fair values and an impairment loss is recognized for the difference between the carrying value of the assets and their estimated fair values. During the quarter ended September 26, 2026, the Company identified certain indicators of impairment to the long-lived assets, and as a result tested those asset groups for impairment, which resulted in a total loss from impairment of $57.1 million. The valuation techniques used in estimating the fair value of the long-lived assets included both Level 1 and Level 2 inputs in the fair value hierarchy. See Note 8.
2030 Notes Conversions and Gain on Debt Extinguishment
The Company accounts for conversions of the 2030 Notes issued pursuant to an indenture and security agreement dated as of October 15, 2025 (as supplemented, the “2030 Notes Indenture”) in accordance with accounting for convertible debt with a bifurcated conversion option whereby each conversion is accounted for as a debt extinguishment in accordance with ASC 470, “Debt” (“ASC 470”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). Accordingly, at each conversion settlement date, the Company records the fair value of the shares issued and reduces, on a pro rata basis, the carrying value of the 2030 Notes, the related debt discount and the remeasurement value of certain embedded derivatives contained in the 2030 Notes that require bifurcation (the “2030 Notes Embedded Derivative”), respectively, as of the settlement date. An extinguishment gain or loss is recognized on the settlement date equal to the difference between (i) the fair value of the shares issued and (ii) the sum of the pro rata carrying amounts of the respective 2030 Notes, the related debt discount and the remeasurement value of the 2030 Notes Embedded Derivative extinguished. The extinguishment gain or loss recognized is included in Other income (expense), net, in the Company’s unaudited condensed consolidated statements of operations. The Company applies this policy to conversions settled under the 2030 Notes Indenture as amended by any supplemental indenture, including conversions to which

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
the extended interest make-whole adjustment under the Second Supplemental Indenture (as defined in Note 9) applies. The Company evaluates amendments to the 2030 Notes Indenture under ASC 470-50 to determine whether they are accounted for as a modification or an extinguishment, and evaluates any resulting change to the 2030 Notes Embedded Derivative under ASC 815. See Note 5 and Note 9.
Equity-Classified Warrants Issued as Customer Consideration
The Company may issue warrants or other share-based instruments to customers or parties that purchase the Company’s products from its customers in connection with sales and distribution arrangements. When such instruments are not issued in exchange for a distinct good or service, the Company accounts for the instruments as consideration payable to a customer in accordance with ASC 606, “Revenue From Contracts With Customers” (“ASC 606”), and ASC 718, “Compensation—Stock Compensation” (“ASC 718”), and records the related amount as a reduction of the transaction price and, therefore, revenue. The Company measures and classifies such instruments at grant-date fair value in accordance with ASC 718. Warrants that are indexed to the Company’s common stock or contain only market, service or performance conditions, and that otherwise qualify for equity classification under ASC 718, are recorded in equity. The Company evaluates whether equity-classified warrants are required to be presented outside permanent equity under ASC 480, “Distinguishing Liabilities From Equity” (“ASC 480”). Warrants that qualify for equity classification and are not required to be presented outside permanent equity are recorded in additional paid-in capital and are not subsequently remeasured. If an equity-classified warrant is issued before the related revenue is recognized and the Company expects to recover the consideration through future purchases by the customer under the related arrangement, the grant-date fair value is initially recorded as a prepaid asset and amortized as a reduction of revenue as the related revenues are generated. For equity-classified warrants with service or performance conditions that affect vesting, the Company estimates the number of underlying shares expected to vest, or for which vesting is probable, and updates that estimate until the equity-classified warrants vest, or are forfeited, with changes reflected as adjustments to the transaction price. During the nine months ended September 26, 2026, the Company issued equity-classified warrants to Big Geyser, Inc. (“Big Geyser”). See Note 10.
Share-Based Compensation
For details of the Company's share-based compensation policy related to various types of equity grants, see Note 2, Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements included in the 2025 10-K.
Certain equity awards granted by the Company are subject to acceleration of vesting. In the event of an acceleration of vesting, the Company applies modification accounting pursuant to ASC 718. The acceleration of vesting of the unvested RSUs granted to an employee in the third quarter of 2026 pursuant to the employee’s award agreements was determined to be an accounting modification. See Note 11.
The Company’s performance-based stock units (MIP PSUs) are considered granted as of the date when the Company’s board of directors establishes relevant performance goals to be set based on metrics to be established upon recommendation from the Company’s human capital management and compensation committee. The MIP PSUs are measured at the grant date fair value, which equals the Company’s stock price on the grant date. The Company recognizes compensation cost related to the MIP PSUs from the service inception date (which is the grant date) over the requisite service for the performance period only if it is considered probable that the performance conditions will be satisfied. See Note 11.
New Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), in order to improve the disclosures about a public business entity’s expenses. The

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
amendments in ASU 2024-03 apply to all public business entities and are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments can be applied either prospectively or retrospectively. The Company is currently assessing adoption timing, the method of adoption, and the effect that the amendments will have on the Company’s financial statement disclosures.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
Note 3. Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Company’s unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the Company’s unaudited condensed consolidated statements of cash flows (in thousands):

	September 26, 2026	December 31, 2025	September 27, 2025	December 31, 2024
Cash and cash equivalents	$154,623	$203,890	$117,296	$131,913
Restricted cash, current	1,139	4,350	1,170	1,041
Restricted cash, non-current	13,500	9,291	12,600	12,600
Total cash, cash equivalents and restricted cash	$169,262	$217,531	$131,066	$145,554
Restricted cash includes cash held as collateral for stand-alone letter of credit agreements related to normal business transactions. The agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder. As of September 26, 2026, the Company had $14.6 million in restricted cash, which was comprised of $12.5 million to secure the letter of credit delivered to the Company’s landlord as security for the performance of the Company’s obligations under its Campus Lease, $1.1 million (€1.0 million) to secure the letter of credit associated with a third party contract manufacturer in Europe and $1.0 million to secure the letter of credit associated with the Company’s sales agreement with Roquette to purchase pea protein. See Note 6 and Note 12.
Note 4. Revenue Recognition
Revenue Recognition
At the end of each accounting period, the Company recognizes a contra asset to accounts receivable for estimated sales discounts that have been incurred but not paid which totaled $4.8 million and $6.2 million as of September 26, 2026 and December 31, 2025, respectively. The offsetting charge is recorded as a reduction of revenues in the same period when the expense is incurred.
Presentation of Total Net Revenues by Channel
The Company’s revenues are attributed to the country where the products are delivered. The following table presents the Company’s total net revenues by channel (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

U.S.:
Retail(1)	$24,757	$28,537	$80,948	$92,806
Foodservice	9,501	10,524	24,125	30,992
U.S. net revenues	34,258	39,061	105,073	123,798
International:
Retail	17,907	15,810	50,095	44,359
Foodservice	12,364	15,347	36,399	45,750
International net revenues	30,271	31,157	86,494	90,109
Total net revenues	$64,529	$70,218	$191,567	$213,907
_________________
(1) Includes net revenues from the DTC Channel.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
Two distributors accounted for approximately 14% and 12% of the Company’s gross revenues in the three months ended September 26, 2026 and two distributors accounted for approximately 13% and 11% of the Company’s gross revenues in the three months ended September 27, 2025. Two distributors accounted for approximately 13% and 10% of the Company’s gross revenues in the nine months ended September 26, 2026. One distributor accounted for approximately 14% of the Company’s gross revenues in the nine months ended September 27, 2025. No other customer or distributor accounted for more than 10% of the Company’s gross revenues in the three and nine months ended September 26, 2026 and September 27, 2025.
Note 5. Fair Value of Financial Instruments
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 in the three and nine months ended September 26, 2026 and September 27, 2025.
Valuation of Delayed Draw Term Loan Warrant Liability
The Company remeasured the fair value of the total delayed draw term loan warrant liability as of September 26, 2026, marking it to market, and recognized a decrease in fair value in the amount of $2.6 million for the three months ended September 26, 2026 in the Company’s unaudited condensed consolidated statement of operations in Other income (expense), net. For the nine months ended September 26, 2026, the Company recognized a $3.8 million decrease in fair value. The following were the assumptions used in the Black-Scholes option-pricing model to mark-to-market the fair value of the total delayed draw term loan warrant liability as of September 25, 2026, the last trading day of the period:

Risk-free interest rate	4.96%
Average expected term (years)	3.8
Expected volatility	115.08%
Dividend yield	—
Exercise price	$58.33
The following table sets forth a summary of the changes in the fair value of the total delayed draw term loan warrant liability for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Beginning balance	$3,842	$20,143	$5,066	$—
Fair value of delayed draw term loan warrants issued during the period	—	—	—	20,143
Remeasurement of contingently issued delayed draw term loan warrants	—	(3,638)	—	(3,638)
Remeasurement of delayed draw term loan warrants liability	(2,614)	(1,680)	(3,838)	(1,680)
Ending balance	$1,228	$14,825	$1,228	$14,825
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
The Company uses a binomial lattice valuation model in order to estimate the fair value of the 2030 Notes Embedded Derivative at inception, on each subsequent conversion date and period end dates. The fair value of the 2030 Notes Embedded Derivative at the issuance date was $26.9 million, recorded as a debt discount to the 2030 Notes and is being amortized to interest expense over the term of the debt. The debt discount carrying value is also reduced, on a pro rata basis, on each 2030 Notes conversion settlement date further discussed under the heading 2030 Notes Conversions and Gain on Debt Extinguishment (see Note 9). For the three and nine months ended September 26, 2026, the Company recognized $0.9 million and $3.1 million, respectively, in interest expense related to the amortization of this discount, and a reduction of the carrying value of the debt discount of $8.0 million related to settled conversions to equity during the nine months ended September 26, 2026. There were no conversions of 2030 Notes during the three months ended September 26, 2026.
The following table sets forth a summary of activity of the 2030 Notes Embedded Derivative liability for the periods indicated (in thousands):

	Three Months Ended	Nine Months Ended
	September 26, 2026	September 26, 2026
Beginning balance, at fair value	$14,596	$39,152
Pro rata reduction of liability due to partial conversions	—	(16,503)
Change in fair value from remeasurement	(13,321)	(21,374)
Ending balance as of September 26, 2026, at fair value	$1,275	$1,275
There was no 2030 Notes Embedded Derivative liability outstanding for the three and nine months ended September 27, 2025.
As of September 26, 2026 and December 31, 2025, the 2030 Notes Embedded Derivative liability was $1.3 million and $39.2 million, respectively, shown above. See Note 9.
Due to the use of a qualitative adjustment for estimating volatility, the binomial lattice valuation used is considered Level 3 in the valuation hierarchy.
The following table sets forth selected inputs to the binomial lattice valuation model used to value the 2030 Notes Embedded Derivative as of the respective dates indicated:

Inputs	September 26, 2026	December 31, 2025
Term (years)	4.1	4.8
Continuous risk free rate	4.90%	3.68%
Volatility	40.0%	40.0%
Stock price on valuation date	$8.35	$24.60
Discount rate (continuous)	30.52%	19.71%
Note 6. Leases
The Company has finance leases for its corporate headquarters, lab and innovation space in El Segundo, California (the "Campus Headquarters"), for a warehousing facility in the Netherlands and for certain equipment used for research and development and operations. The Company also has operating leases including lease arrangements for the Company’s corporate offices (other than the Campus Headquarters), manufacturing facilities, warehouses, vehicles, and certain equipment. Such leases generally have original lease terms between 2 years and 16 years, and often include one or more options to extend. Some leases also include early

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
termination options, which can be exercised under specific conditions. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company does not have residual value guarantees or material restrictive covenants associated with its leases.
The Company subleases a portion of its Campus Headquarters to a third party. Sublease income is recognized on a straight-line basis and included in the Company’s unaudited condensed consolidated statements of operations as a credit to Research and development expenses.
For details of the Campus Headquarters lease, including amendments thereto (which resulted in, among other things, a reclassification from an operating to a finance lease and a revised letter of credit reduction schedule), and the Company's sublease, see Note 5, Leases, to the Notes to Consolidated Financial Statements included in the 2025 10-K.
Fifth Amendment to Campus Lease
The Company entered into a Fifth Amendment to Lease, dated as of July 31, 2026 (the “Fifth Amendment to Lease”), with HC Hornet Way, LLC, a Delaware limited liability company (the “Landlord”), amending that certain Lease dated January 14, 2021, as amended by that certain First Amendment to Lease dated as of September 17, 2024, that certain Second Amendment to Lease dated as of May 9, 2025, that certain Third Amendment to Lease dated as of July 16, 2025, and that certain Fourth Amendment to Lease dated as of October 7, 2025 (collectively, the “Campus Lease”), pursuant to which, prior to giving effect to the Fifth Amendment to Lease, the Company leased approximately 220,519 rentable square feet in a portion of a building located at 888 N. Douglas Street, El Segundo, California (which includes the subleased space discussed below).
The Fifth Amendment to Lease provides for, among other things, the surrender of approximately 101,612 rentable square feet of the Campus Headquarters (the “Surrendered Premises”), spanning portions of Phase I-A, Phase I-B and Phase III and the performance of specified repair, restoration and removal work with respect to the Surrendered Premises by August 31, 2026; a mutual release of claims arising out of, based upon, or relating to any act, omission, event, matter or thing with respect to the Surrendered Premises (subject to specified conditions and exceptions, including claims arising from a breach of the Fifth Amendment to Lease); and the continued leasing of approximately 118,907 rentable square feet of the existing premises (the “Remaining Premises”).
Concurrently with the Fifth Amendment to Lease, the approximately 2,715 rentable square foot portion of Phase III retained by the Company became available for the Company’s use. As such, the Phase III lease component commenced on July 31, 2026, and the Company recorded a new right-of-use asset and lease liability for this component as of the commencement date, which was reclassified and accounted for as discussed below. Approximately 54,749 rentable square feet of the Remaining Premises is currently subleased by the Company to Varda Space Industries, Inc. (the “Subtenant”), which is subject to increase to approximately 55,109 rentable square feet upon delivery of the IDF Room (as defined below), under a sublease agreement dated July 22, 2025, as amended on July 31, 2026.
The consideration for the surrender, the release of claims, and certain other terms in the Fifth Amendment to Lease includes, among other things: (a) payment by the Company to the Landlord of $14.0 million, as additional base rent (the “Compromise Rent”), payable in forty-eight (48) monthly installments of approximately $291,667 during the periods February 1, 2027 through April 30, 2027 and August 1, 2028 through April 30, 2032; (b) performance by the Company, at its sole cost and expense, of specified restoration, repair, and removal obligations with respect to the Surrendered Premises by August 31, 2026 (except for certain exterior items which must be completed by April 30, 2027), estimated to cost approximately $4.9 million, including broker fees; and (c) continued payment by the Company of base rent (under the existing rent schedule) and additional rent attributable to the Surrendered Premises through the day before the lease of the Surrendered Premises to a new tenant (the “New Tenant”) commences (the “Surrender Termination Date”), which is expected

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
to occur no later than July 31, 2027. After the Surrender Termination Date, the Company will begin paying rent under the revised rent schedule per the Fifth Amendment to Lease, the base rent under which includes an amount equal to the base rent abatement to which the New Tenant is entitled for months two through eleven of its lease term, payable in equal installments over those ten months.
The Fifth Amendment to Lease also amends the Campus Lease to replace the provisions governing reduction of the letter of credit securing the Company’s obligations under the Campus Lease. Under the amended provisions, the stated amount of the letter of credit will remain at $12.5 million until the outstanding balance of the Compromise Rent first falls below that amount, which is anticipated to occur on or after October 1, 2028. Thereafter, so long as the Company is not in default that remains uncured after receipt of written notice and the passing of all applicable cure periods under the Campus Lease and there is no then-existing failure to pay rent when due, the Company may from time to time—but not more than once in any calendar month, and at its own expense—cause the issuing bank to deliver an amendment reducing the stated amount of the letter of credit to the then-outstanding balance of the Compromise Rent. Each such reduction is subject to the Landlord’s written consent, which the Landlord is required to give if no such default or payment failure exists and the amendment satisfies specified conditions. Following payment of the Compromise Rent in full, the Company may cause the stated amount of the letter of credit to be reduced to zero.
Effective the day following the Surrender Termination Date, the Company’s proportionate share of expenses and charges under the Campus Lease will be reduced from 56.45% to 30.44%. The obligations of the Landlord and the Company under the Fifth Amendment to Lease were conditioned on the execution and delivery of a lease of the Surrendered Premises between the Landlord and the New Tenant, which condition has been satisfied.
The Company accounted for the Fifth Amendment to Lease as a lease modification under ASC 842, “Leases” (“ASC 842”). Accordingly, the Company reassessed the lease components, lease classification and lease term for the affected portions of the Campus Lease, reallocated the remaining consideration and remeasured the related lease liabilities using discount rates determined as of the modification date. The Company classified the remaining Phase I-A, Phase I-B and Phase III lease components as finance leases and reclassified the lease components related to the Surrendered Premises, which had a remaining term of one month, from finance leases to operating leases. The modification resulted in reductions of lease liabilities, right-of-use assets and prepaid lease balances of $38.2 million, $22.9 million and $15.3 million, respectively. The Company fully amortized the right-of-use assets for the operating lease components related to the Surrendered Premises over the remaining one-month term, resulting in accelerated rent expense of $20.8 million in the three and nine months ended September 26, 2026, of which $10.2 million was recognized in research and development expenses and $10.6 million was recognized in selling, general and administrative expenses. Costs incurred to satisfy the repair, restoration and removal obligations, including costs to remove the Company’s furniture and equipment, are included in Total SG&A expenses as incurred.
Separately, concurrent with the commencement of the sublease of the Unimproved Space and the IDF Room (as defined below) on September 1, 2026, the Phase II-A head lease component related to the sublease premises became available for the Company’s use (as a sublessor); as such, the Phase II-A lease component commenced on September 1, 2026, and the Company recorded a new right-of-use asset and lease liability for this component as of the commencement date. As discussed below, the commencement of these sublease components represented an impairment indicator. As a result, management performed a recoverability test, which resulted in the Company recognizing a loss from impairment of $29.8 million related to the sublease asset group in the three and nine months ended September 26, 2026.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
First Amendment to Sublease
On July 22, 2025, the Company entered into a Sublease Agreement (the “Sublease”) with the Subtenant, pursuant to which the Company subleases to Subtenant approximately 54,749 rentable square feet, consisting of approximately 16,967 rentable square feet of improved space (the “Improved Space”) and approximately 37,782 rentable square feet of unimproved space (the “Unimproved Space” and, collectively with the Improved Space, the “Subleased Premises”), in a portion of a building located at 888 N. Douglas Street, El Segundo, California, leased by the Company pursuant to the Campus Lease. The Sublease was subject to receipt of Master Landlord’s consent to the Sublease, which consent was granted on October 7, 2025.
In connection with the surrender of the Surrendered Premises pursuant to the Fifth Amendment to Lease, the Company entered into that certain First Amendment to Sublease, dated as of July 31, 2026 (the “First Amendment to Sublease”), with Subtenant. The First Amendment to Sublease provides for, among other things: (a) the construction by the Company, at its sole cost and expense, of demising walls and an opening to an existing exterior door for emergency exit, whereby an additional 360 rentable square feet of space at Phase I-B (consisting of an IDF room and the abutting hallway) shall be added to the sublease (collectively, the “IDF Room”), increasing the Subleased Premises from approximately 54,749 to approximately 55,109 rentable square feet; (b) the relocation by the Company, at its sole cost and expense, of the electrical room serving the Subleased Premises; (c) a revised schedule of base rent for the Improved Space, effective upon delivery of the IDF Room to the Subtenant, of $52,026 per month for the first twelve months following the Improved Space commencement date under the Sublease and escalating by 3% annually, subject to the rent abatement provided under the Sublease; and (d) an increase in Subtenant’s proportionate share of operating expenses and other charges under the Sublease, which will be 46.35% beginning on the Surrender Termination Date of the Campus Lease. The construction described in clause (a) above was required to be completed by August 31, 2026. The Company has not yet completed the work described in clauses (a) and (b) above, and such work remains ongoing. The effectiveness of the First Amendment to Sublease was conditioned on the Company and Landlord entering into the Fifth Amendment to Lease, which condition has been satisfied. The First Amendment to Sublease also required the consent of the Master Landlord, which consent was granted pursuant to that certain First Amendment to Consent to Sublease, dated as of July 31, 2026, among the Company, Landlord and Subtenant (the “First Amendment to Consent”).
The Company accounted for the addition of the IDF Room under the First Amendment to Sublease as a separate contract because it provides the Subtenant with an additional right of use not included in the original Sublease at a price commensurate with its standalone price. Accordingly, the accounting for the existing sublease components was not modified. The new IDF Room sublease component will commence when construction is completed and the space is made available to the Subtenant, which is expected to occur by December 1, 2026. The Company preliminarily classified the new sublease component as an operating lease, subject to reassessment upon commencement.
On September 1, 2026, the unimproved Phase I-B and Phase II-A sublease components commenced and were classified as operating leases. Because the Company remains primarily obligated under the Campus Lease, the Company continued to account for the related head-lease assets as it did before commencement of the Sublease.
Loss from Impairment of Sublease Asset Group
The commencement of the unimproved Phase I-B and Phase II-A sublease components represented an impairment indicator because the remaining lease costs under the Campus Lease exceeded the anticipated sublease income. Management performed a recoverability test for the sublease asset group and determined that its carrying amount was not recoverable as of September 1, 2026. As a result, based on a valuation obtained from a third-party specialist, management estimated the fair value of the sublease asset group using

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
an income approach. The significant assumptions used in estimating the fair value of the sublease asset group under the income approach primarily related to forecasted cash flows over the remaining Campus Lease term including the first extension period, using a discount rate of 9.2%.
As a result of this assessment, the Company recognized a loss from impairment of $29.8 million related to Phase I-B and Phase II-A of the sublease asset group in the three and nine months ended September 26, 2026.
In the three and nine months ended September 27, 2025, the Company recognized a $26.2 million loss from impairment related to the sublease asset group. See Note 8.
2250 East Maple Avenue License Agreement
On September 24, 2026, the Company entered into a 24-month license agreement for office space at 2250 and 2252 East Maple Avenue in El Segundo, California. The license term commenced on September 28, 2026 and expires on September 30, 2028, subject to earlier termination by either party under certain circumstances. The agreement provides for a monthly license fee of $40,000 for months 1 through 12 and $41,200 for months 13 through 24 and, beginning in calendar year 2028, payment by the Company of 100% of the operating expenses, taxes and insurance for the property in excess of a calendar year 2027 base year with respect to such office space. Subsequent to September 26, 2026, the Company delivered a $240,000 cash security deposit in accordance with the agreement. In November 2026, the Company delivered to the licensor a letter of credit in the amount of $200,000, and the licensor is required to return the $240,000 cash security deposit to the Company within ten business days after receipt of a conforming letter of credit. Because the new license agreement commenced after September 26, 2026, no related right-of-use asset or lease liability was recognized as of September 26, 2026. The Company expects to account for the agreement as an operating lease under ASC 842.
The following table presents the Company’s sublease income (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Sublease income	$483	$166	$1,090	$166

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
Lease costs for operating and finance leases were as follows (in thousands):

		Three Months Ended
	Statement of Operations Location	September 26, 2026	September 27, 2025
Operating lease cost:
Lease cost	Total cost of goods sold	$421	$493
Lease cost	Research and development expenses	10,197	—
Lease cost	Total selling, general and administrative expenses	10,745	22
Variable lease cost(1)	Total cost of goods sold	145	147
Variable lease cost(1)	Research and development expenses	561	—
Variable lease cost(1)	Total selling, general and administrative expenses	—	—
Operating lease cost		22,069	662
Short- term lease cost:
Short-term lease cost	Total cost of goods sold	62	107
Short-term lease cost	Research and development expenses	6	4
Short-term lease cost	Total selling, general and administrative expenses	40	166
Short-term lease cost		108	277
Finance lease cost:
Amortization of right-of use assets	Total cost of goods sold	140	280
Amortization of right-of use assets	Research and development expenses	1,273	2,143
Amortization of right-of use assets	Total selling, general and administrative expenses	456	542
Interest on lease liabilities	Interest expense	1,866	1,710
Variable lease cost(1)	Total cost of goods sold	4	11
Variable lease cost(1)	Research and development expenses	—	1
Variable lease cost(1)	Total selling, general and administrative expenses	504	1,109
Finance lease cost		4,243	5,796
Total lease cost		$26,420	$6,735
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__

		Nine Months Ended
	Statement of Operations Location	September 26, 2026	September 27, 2025
Operating lease cost:
Lease cost	Total cost of goods sold	$1,333	$1,319
Lease cost	Research and development expenses	10,197	2,872
Lease cost	Total selling, general and administrative expenses	10,954	1,201
Variable lease cost(1)	Total cost of goods sold	463	249
Variable lease cost(1)	Research and development expenses	561	—
Variable lease cost(1)	Total selling, general and administrative expenses	—	1,468
Operating lease cost		23,508	7,109
Short- term lease cost:
Short-term lease cost	Total cost of goods sold	182	302
Short-term lease cost	Research and development expenses	21	34
Short-term lease cost	Total selling, general and administrative expenses	143	411
Short-term lease cost		346	747
Finance lease cost:
Amortization of right-of use assets	Total cost of goods sold	459	807
Amortization of right-of use assets	Research and development expenses	4,622	3,708
Amortization of right-of use assets	Total selling, general and administrative expenses	1,778	542
Interest on lease liabilities	Interest expense	5,202	2,766
Variable lease cost(1)	Total cost of goods sold	8	39
Variable lease cost(1)	Research and development expenses	1	2
Variable lease cost(1)	Total selling, general and administrative expenses	3,664	1,693
Finance lease cost		15,734	9,557
Total lease cost		$39,588	$17,413
____________
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year, as of September 26, 2026 (in thousands):

	September 26, 2026
	Operating Leases	Finance Leases
Remainder of 2026	$546	$2,596
2027	1,948	14,119
2028	949	11,918
2029	643	11,097
2030	513	11,309
Thereafter	250	61,735
Total undiscounted future minimum lease payments	4,849	112,774
Less imputed interest	(319)	(56,801)
Total discounted future minimum lease payments	$4,530	$55,973
Weighted average remaining lease terms and weighted average discount rates were:

	September 26, 2026
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	3.2	11.9
Weighted average discount rate	4.6%	16.4%
Supplemental cash flow information (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$1,033	$527	$2,081	$4,354
Cash paid for interest on finance lease liabilities	1,866	$1,710	$5,202	$2,766

Note 7. Inventories
Major classes of inventory were as follows (in thousands):

	September 26, 2026	December 31, 2025
Raw materials and packaging	$28,897	$32,569
Work in process	8,437	17,743
Finished goods	28,191	33,720
Total	$65,525	$84,032
The Company records a provision for excess and obsolete inventories in total cost of goods sold in its unaudited condensed consolidated statements of operations.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
Note 8. Impairment of Long-Lived Assets
During the three months ended September 26, 2026, the Company identified certain triggering events in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”) that indicated a need to test the long-lived assets of the Company’s entity-wide asset group for impairment as of September 26, 2026. These triggering events included a significant decline in the Company’s market capitalization during the quarter, a change in the manner and extent of asset use, and continuing operating and cash flow losses. The entity-wide asset group included Property, plant and equipment, net, Operating lease right-of-use assets and Prepaid lease costs, non-current, and excluded the separate sublease asset group.
Management performed a recoverability test for the entity-wide asset group and determined that its carrying amount was not recoverable as of September 26, 2026. As a result, with the assistance of a third-party valuation specialist, management estimated the fair value of the entity-wide asset group, which was less than its entity-wide carrying value.
The fair value of the entity-wide asset group was estimated using the market approach. Significant inputs to estimate the fair value of the entity-wide asset group included the trading price of the Company’s common stock, the number of shares outstanding, the estimated fair value of the Company’s outstanding debt and the fair value of the finance lease liabilities, net of the separate sublease asset group. The fair value of the finance lease right-of-use assets and prepaid lease costs, non-current was estimated using an income approach based on market-based rental rates for the relevant markets and property types and the selected discount rate. The valuation techniques used in estimating the fair value of the entity-wide asset group included both Level 1 and Level 2 inputs in the fair value hierarchy.
As a result of this assessment, the Company recognized an entity-wide loss from impairment of $27.3 million during the three and nine months ended September 26, 2026. The loss was allocated to long-lived assets within the entity-wide asset group on a pro rata basis using the relative carrying amounts of those assets, subject to the requirement that the carrying amount of an individual asset not be reduced below its fair value when that fair value is determinable. The loss from impairment was allocated to Property, plant and equipment, net, Operating lease right-of-use assets, and Prepaid lease costs, non-current, in the Company’s unaudited condensed consolidated balance sheets.
In addition to the entity-wide loss from impairment, the Company recognized a loss from impairment of $29.8 million related to the sublease asset group in the three and nine months ended September 26, 2026. See Note 6 for a separate discussion of Loss from Impairment of Sublease Asset Group.
For the three and nine months ended September 26, 2026, the Company recorded an aggregate loss from impairment of $57.1 million consisting of $27.3 million related to the Company’s entity-wide asset group and $29.8 million related to the Company’s sublease asset group. In the three and nine months ended September 27, 2025, the Company recognized a total loss from impairment of $51.3 million consisting of $25.1 million related to the Company’s entity-wide asset group and $26.2 million related to the Company’s sublease asset group.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
The following table details the total loss from impairment recognized by the Company related to the entity-wide and sublease asset groups for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Property, plant and equipment, net	$54,268	$35,803	$54,268	$35,803
Operating lease right-of-use assets	430	865	430	865
Prepaid lease costs, non-current	2,399	14,620	2,399	14,620
Loss from impairment of long-lived assets(1)	$57,097	$51,288	$57,097	$51,288
____________
(1) Includes loss from impairment of $29.8 million related to the sublease asset group in the three and nine months ended September 26, 2026. Includes loss from impairment of $26.2 million related to the sublease asset group in the three and nine months ended September 27, 2025. See Note 6.
Note 9. Debt
The following is a summary of debt balances as of September 26, 2026 and December 31, 2025 (in thousands):

	September 26, 2026	December 31, 2025

2027 Notes	$14,459	$29,459
2030 Notes	224,269	334,148
Debt discount—2030 Notes issue date embedded derivatives, net(1)	(14,663)	(25,745)
Delayed draw term loans(2)	114,238	104,569
Debt issuance costs—Delayed draw term loans	(6,495)	(7,181)
Debt discount—Delayed draw term loan warrants	(17,916)	(19,510)
Total debt outstanding	$313,892	$415,740
Less: current portion of long-term debt	(14,459)	—
Long-term debt	$299,433	$415,740
_________
(1) 2030 Notes Embedded Derivative was valued using the binomial lattice valuation model and recorded as debt discount. Amount shown is net of amortization from the issue date discount and pro rata reductions from conversions. See Note 2 and Note 5.
(2) Includes accrued PIK interest of $14.2 million and $4.6 million as of September 26, 2026 and December 31, 2025, respectively.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
The 2027 Notes do not bear regular interest, and the principal amount of the 2027 Notes does not accrete. For additional details regarding the terms of the 2027 Notes, including redemption, fundamental change and events of default provisions, see Note 9, Debt, to the Notes to Consolidated Financial Statements included in the 2025 10-K.
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
The total amount of debt issuance costs of $23.6 million was recorded as a reduction to 2027 Notes in the Company’s unaudited condensed consolidated balance sheet and was being amortized as interest expense over the term of the 2027 Notes using the effective interest method. In the three and nine months ended September 27, 2025, the Company recognized $1.0 million and $3.0 million, respectively, in interest expense related to the amortization of the debt issuance costs related to the 2027 Notes. The annualized effective interest rate was 0.34% in the three and nine months ended September 27, 2025. In October 2025, concurrently with the completion of the Exchange Offer, the remaining unamortized debt issuance costs associated with the 2027 Notes in the amount of $5.4 million was offset against the gain on debt restructuring.
Exchange Offer and Consent Solicitation; Privately Negotiated Exchanges
On September 29, 2025, the Company commenced the Exchange Offer to exchange any and all of its 2027 Notes issued pursuant to the 2027 Notes Indenture, for a pro rata portion of (i) up to $202.5 million in aggregate principal amount of the 2030 Notes and (ii) up to 10,873,013 shares of the Company’s common stock (the “New Shares”). Simultaneously with the Exchange Offer, the Company solicited consents (the “Consent Solicitation”) from holders of the 2027 Notes to adopt certain proposed amendments to the 2027 Notes Indenture.
Early Settlement of the Exchange Offer
On October 15, 2025, the Company completed the early settlement of the exchange of the 2027 Notes that were validly tendered on or before the early tender deadline of 5:00 p.m., New York City time, on October 10, 2025 (the “Early Tender Date”) in the Exchange Offer. Pursuant to the early settlement of the Exchange Offer, $1,114,603,000 in aggregate principal amount of the 2027 Notes were validly tendered, accepted for exchange

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
by the Company and subsequently canceled (“Early Tendered Notes”). The Early Tendered Notes represented 96.92% of the aggregate principal amount of the previously outstanding 2027 Notes. Following the cancellation of the Early Tendered Notes, $35,397,000 in aggregate principal amount of the 2027 Notes remained outstanding. On the Early Settlement Date, the Company issued (i) $196,217,000 in aggregate principal amount of 2030 Notes and (ii) 10,538,340 New Shares, in exchange for the Early Tendered Notes. In addition, the Company issued an additional $12.5 million in aggregate principal amount of 2030 Notes as payment to certain holders of 2027 Notes that had entered into a transaction support agreement with the Company relating to the Exchange Offer (the “SteerCo Premium”), for a total of $208,717,000 in aggregate principal amount of 2030 Notes. The Company also completed the Consent Solicitation and entered into a supplemental indenture (the “Supplemental Indenture”) to the 2027 Notes Indenture with the 2027 Notes Trustee. The Supplemental Indenture eliminated substantially all of the restrictive covenants in the 2027 Notes Indenture as well as certain events of default and related provisions applicable to the 2027 Notes.
Final Settlement of the Exchange Offer
On October 30, 2025, (the “Final Settlement Date”) the Company completed the final settlement of the exchange of the 2027 Notes that were validly tendered in the Exchange Offer and not validly withdrawn following the Early Tender Date in connection with the Exchange Offer. Pursuant to the final settlement of the Exchange Offer, an additional $5,938,000 in aggregate principal amount of the 2027 Notes were validly tendered (“Additional Tendered Notes”), accepted for exchange by the Company and subsequently canceled. In connection with the final settlement of the Exchange Offer, on the Final Settlement Date, the Company issued (i) $1,004,000 in aggregate principal amount of 2030 Notes and (ii) 56,143 New Shares, in exchange for the Additional Tendered Notes.
Following the Final Settlement Date, a total of (i) $209,721,000 in aggregate principal amount of 2030 Notes (inclusive of $12.5 million in aggregate principal amount of 2030 Notes as payment of the SteerCo Premium) and (ii) 10,594,483 New Shares were issued by the Company in connection with the Exchange Offer. The Additional Tendered Notes and the Early Tendered Notes together represented 97.44% of the previously outstanding aggregate principal amount of the 2027 Notes.
Privately Negotiated Exchanges
On September 23, 2026, the Company entered into separate, privately negotiated exchange agreements (the "Exchange Agreements") with certain holders of the 2027 Notes pursuant to which the Company exchanged $15.0 million in aggregate principal amount of 2027 Notes at a purchase price equal to 96% of the face value of such 2027 Notes for shares of the Company's common stock. The number of shares issuable in the transactions was determined based on a volume-weighted average price (“VWAP”) over the three trading days ending September 25, 2026, subject to a floor price of $7.4009 per share (the "Exchange Transactions"). At the initial settlement on September 23, 2026, the Company issued 1,097,444 shares of common stock, and the exchanged 2027 Notes were surrendered and canceled. As of September 26, 2026 and December 31, 2025, $14.5 million and $29.5 million in aggregate principal amount of 2027 Notes remained outstanding.
The Company accounted for the Exchange Transactions as a TDR in accordance with ASC 470-60. On September 23, 2026, the Company derecognized $15.0 million in aggregate principal amount of 2027 Notes, recorded the 1,097,444 shares issued at the initial settlement in equity at their fair value of $11.0 million, and recorded the remaining obligation to deliver additional shares as a current restructured payable of $4.0 million included in accrued expenses and other current liabilities. The number of additional shares to be delivered was fixed at 455,184 shares based on the completed three-day VWAP observation period. As a result of the accounting for the Exchange Transactions, the Company did not recognize a gain on restructuring of payables of the 2027 Notes during the three and nine months ended September 26, 2026 because the maximum contingent future share payment exceeded the carrying amount of the restructured payable. As of

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
September 26, 2026, the carrying amount of the restructured payable was $4.0 million and its fair value was $3.8 million, based on a Level 1 input.
Upon settlement of the remaining share consideration on September 28, 2026, the Company recognized a gain on restructuring of payables of $0.1 million, which will be reflected in its results of operations for the fourth quarter of 2026. See Note 17.
In connection with the Exchange Transactions, the Company expensed $0.5 million of transaction costs related to professional services, substantially related to the debt, provided by various third-party advisors, consultants and professionals, which are included in Total SG&A expenses on the Company’s unaudited condensed consolidated statements of operations in the three and nine months ended September 26, 2026.
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
On August 10, 2026, the Company entered into a Second Supplemental Indenture (the “Second Supplemental Indenture”) with the Trustee and Collateral Agent, on the basis of consents received from holders of a majority of the aggregate principal amount of the outstanding 2030 Notes. The Second Supplemental Indenture amended the 2030 Notes Indenture to (i) permit the Company to repurchase, redeem, retire, exchange or otherwise acquire the 2027 Notes with cash at a price not greater than the principal amount thereof and/or with equity consideration, and (ii) extend the end date of the make-whole period used to calculate the interest make-whole adjustment that applies to conversions of the 2030 Notes from October 15, 2028 to January 15, 2029, with interest for the period from November 1, 2028 calculated at the stated interest rate.
The Company accounted for the Second Supplemental Indenture as a modification of the 2030 Notes because it did not change the contractual cash flows of the debt host, and the modification did not result in an adjustment to the carrying amount of the 2030 Notes or a change in the accounting model applied to the 2030 Notes Embedded Derivative.
The conversion rate for the 2030 Notes was initially set to a number of shares of common stock per $1,000 principal amount of 2030 Notes equal to the lesser of (i) 1,029.2716 (prior to giving effect to the Reverse Stock Split) and (ii) an amount calculated based on a 10% premium to a reference price determined over an observation period consisting of 20 consecutive trading days immediately following the Early Settlement Date, (excluding any trading days on which there is a Market Disruption Event, as defined in the 2030 Notes Indenture) with such conversion rate subject to customary adjustments. The conversion rate will be increased

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
for conversions occurring prior to January 15, 2029 (October 15, 2028, prior to the Second Supplemental Indenture), to reflect a “make-whole” premium, payable in the form of shares of common stock, to compensate holders for interest that would have been payable to such date. On November 14, 2025, the initial conversion rate for the 2030 Notes was established as 572.7784 shares of the Company’s common stock per $1,000 principal amount of the 2030 Notes, which represented a conversion price of approximately $1.7459 per share of common stock (in each case prior to giving effect to the Reverse Stock Split). Effective at 11:59 p.m. on August 13, 2026, upon effectiveness of the Company’s Reverse Stock Split, the conversion rate for the 2030 Notes was adjusted to 19.0926 shares of the Company’s common stock per $1,000 principal amount of the 2030 Notes, which represents a conversion price of $52.3763 per share of common stock. The 1,029.2716 cap was correspondingly adjusted to 34.3091.
The Company is permitted to satisfy its obligations under the 2030 Notes with any settlement method it is otherwise permitted to elect, including by physical settlement of shares of common stock. The 2030 Notes are convertible at any time prior to the close of business on the second trading day immediately preceding the maturity date.
The 2030 Notes Indenture includes incurrence based negative covenants and financial covenants, including a minimum liquidity covenant of $15.0 million tested quarterly, restrictions on the amount of 2027 Notes that may remain outstanding prior to maturity, and a cap of $60.0 million on cash used to repay the 2027 Notes at maturity, subject to increase from equity raises. For a detailed description of the 2030 Notes Indenture covenants, see Note 9, Debt, to the Notes to Consolidated Financial Statements included in the 2025 10-K. As of September 26, 2026 and December 31, 2025, the Company was in compliance with the covenants under the 2030 Notes.
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
Fair Values of the Notes
The carrying amount of the liability for the 2030 Notes as of September 26, 2026 and December 31, 2025 was $209.6 million and $308.4 million, respectively, net of debt discount, which represents the issuance date principal amount plus the undiscounted future cash flows using the PIK election, including any amounts contingently payable, and amounts reduced, on a pro rata basis, from partial conversion settlements completed during the period, offset by amortization of the debt discount, discussed below, included in 2030 Notes, net, under Long-term liabilities in the Company’s unaudited condensed consolidated balance sheets. See Note 2.
The following is a summary of the 2027 Notes as of September 26, 2026, included in Current liabilities in the Company’s unaudited condensed consolidated balance sheet (in thousands):

	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
2027 Notes	$14,459	$—	$14,459	$11,567	Level 2
The following is a summary of the 2027 Notes as of December 31, 2025, included in Long-term liabilities in the Company’s unaudited condensed consolidated balance sheet (in thousands):

	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
2027 Notes	$29,459	$—	$29,459	$19,693	Level 2
The 2027 Notes are carried at face value on the Company’s unaudited condensed consolidated balance sheets. The 2027 Notes are quoted on the Intercontinental Exchange and are classified as Level 2 financial instruments. The estimated fair value of the 2027 Notes was determined based on the actual bid price of the 2027 Notes on August 25, 2026 the last business day in the nine months ended September 26, 2026 when the 2027 Notes were traded.
The following is a summary of the 2030 Notes as of September 26, 2026 (in thousands):

	Principal Amount(1)	Undiscounted Cash Flows(2)	Unamortized Derivative Discount(3)	Net Carrying Amount	Fair Value
					Amount	Leveling
2030 Notes, net	$151,288	$72,981	$(14,663)	$209,606	$66,434	Level 2

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
__________
(1) Represents the net principal amount remaining after $68.8 million of 2030 Note conversions settled during the nine months ended September 26, 2026. See Note 2. On May 1, 2026, the aggregate remaining principal amount of the 2030 Notes was increased by approximately $10.4 million in interest payment in the form of PIK interest at a rate of 9.5% for the period from October 15, 2025 to May 1, 2026, pursuant to the terms of the 2030 Notes Indenture.
(2) Represents the remaining undiscounted future cash flows using the PIK election, including any amounts contingently payable.
(3) Represents the remaining unamortized debt discount in the 2030 Notes. The discount was reduced by $8.0 million for conversions settled during the nine months ended September 26, 2026. See Note 2. The remaining discount is being amortized to interest expense at an effective interest rate of 1.7% per annum over the term of the 2030 Notes.

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

The 2030 Notes are quoted on the Intercontinental Exchange and are classified as Level 2 financial instruments. The estimated fair value of the 2030 Notes was determined based on the actual bid price of the 2030 Notes on August 7, 2026, the last business day in the nine months ended September 26, 2026 when the 2030 Notes were traded.
As of September 26, 2026, the remaining lives of the 2027 Notes and 2030 Notes were approximately 0.5 years and 4.1 years, respectively.
2030 Note Conversions and Gain on Debt Extinguishment
There were no conversions of 2030 Notes during the three months ended September 26, 2026. In the nine months ended September 26, 2026, pursuant to the 2030 Notes Indenture, the Company issued an aggregate of 1,913,604 Conversion Shares to certain holders of the 2030 Notes upon the conversion by such holders of $68.8 million in aggregate principal amount of 2030 Notes into shares of the Company’s common stock. This resulted in the pro rata reduction of $109.9 million of the 2030 Notes carrying value, the pro rata reduction of $8.0 million of the debt discount, and the pro rata reduction of $16.5 million of the 2030 Notes Embedded Derivative at fair value on the settlement dates. In the nine months ended September 26, 2026, the Company recognized a gain on debt extinguishment of $63.8 million from these conversions. See Note 2.
In the nine months ended September 26, 2026, an aggregate of 139,518 anti-dilution RSUs were granted to the recipients of the MIP awards, and an aggregate of 95,746 shares were reserved for Anti-Dilution Increases with respect to MIP PSU awards, at maximum payout, associated with these 2030 Note conversions.
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
The Delayed Draw Term Loans mature on February 7, 2030 (the “Initial Maturity Date”), which date may be extended by the Company, with the relevant Lenders’ consent, to no later than May 7, 2035. Borrowings accrue interest at a rate per annum of 12.0% with accrued but unpaid interest compounded on a quarterly basis and PIK interest by adding the amount of such accrued interest to the principal amount of the outstanding Delayed Draw Term Loans. As of September 26, 2026 and December 31, 2025, the effective interest on the Delayed Draw Term Loans was 19.4% and 13.8%, respectively. For additional details regarding the terms of the Loan and Security Agreement, including interest rate, use of proceeds restrictions and covenant provisions, see Note 9, Debt, to the Notes to the Consolidated Financial Statements included in the 2025 10-K.
The Loan and Security Agreement includes financial covenants requiring the Company to maintain liquidity of $15.0 million, caps on cash interest payments and caps on cash used to repay the 2027 Notes at maturity, among other restrictive covenants.
On June 26, 2025 and September 18, 2025, at the Company’s request, Unprocessed Foods, as the sole Lender at such time, made Delayed Draw Term Loans to the Company in the principal amounts of $40.0 million and $60.0 million, respectively. The Company has used, and expects to continue to use, the proceeds from such Delayed Draw Term Loans for general corporate purposes.
The total amount of debt issuance costs related to the Delayed Draw Term Loan Facility was $7.3 million, which is being amortized to interest expense over the term of the loan using the effective interest rate method. As of September 26, 2026, the Company had drawn the entire $100.0 million and had no amount available under the Delayed Draw Term Loan Facility. As of September 26, 2026, the fair value of the Delayed Draw Term Loans was $76.5 million, classified as a Level 3 financial instrument. Significant inputs used to estimate the fair value of the Delayed Draw Term Loan included a discounted cash flow related to the Delayed Draw Term Loan using a discount rate determined from other similar corporate high-yield bonds with similar maturities, adjusted considering, among other factors, position of seniority to other Company indebtedness and an applicable credit spread. See Note 5.
In the three and nine months ended September 26, 2026, the Company recorded accrued unpaid interest of $3.6 million and $10.4 million, respectively, in PIK interest expense related to the Delayed Draw Term Loans and $0.6 million and $1.6 million, respectively in interest expense from the amortization of the debt discount resulting from the Delayed Draw Term Loan Warrants (as defined below). In each of the three and nine months ended September 27, 2025, the Company recorded accrued unpaid interest of $1.5 million in PIK interest expense related to the Delayed Draw Term Loans, $0.2 million in interest expense related to the amortization of the debt discount resulting from the Delayed Draw Term Loan Warrants and $36,000 in amortization of debt issuance costs related to the Delayed Draw Term Loans.
Embedded Derivatives in Delayed Draw Term Loans
The Delayed Draw Term Loans contain certain embedded derivatives that require bifurcation and separate accounting from the debt host pursuant to ASC 815, including separate valuations of fair value for those derivatives both at the issuance date and all reporting periods thereafter until the derivatives expire, are canceled or the debt is no longer outstanding. The issuance date fair value of the derivatives is recorded as a debt discount and amortized, while the changes to the fair value of those derivatives after the issuance date are marked to market and recognized in the consolidated statements of operations. The Company assessed the fair value of these derivatives and determined that both the issuance date fair value and the subsequent changes to

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
fair value as of September 26, 2026 and December 31, 2025 were immaterial, subject to subsequent reassessment.
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
As of September 26, 2026 and December 31, 2025, the Company was in compliance with the covenants of the Loan and Security Agreement.
Delayed Draw Term Loan Warrant Agreement
On May 7, 2025, in connection with the entry into the Loan and Security Agreement, the Company and the Lenders entered into a warrant agreement (the “Delayed Draw Term Loan Warrant Agreement”) setting forth the rights and obligations of the Company and the Lenders, as holders, in connection with warrants (the “Delayed Draw Term Loan Warrants”) representing the Lenders’ right to purchase up to, in the aggregate, 318,622 shares of common stock (the “Maximum Warrant Share Amount”), at an initial exercise price of $97.80 per share calculated based on the terms of the Delayed Draw Term Loan Warrant Agreement, which was adjusted to $58.50 per share on December 22, 2025 as described below (in each case as adjusted for the Reverse Stock Split). The exercise price for the Delayed Draw Term Loan Warrants was further adjusted to $58.33 on September 23, 2026, in connection with the Company’s exchange of $15.0 million in aggregate principal amount of 2027 Notes. The Loan and Security Agreement provides that at each funding date of any Delayed Draw Term Loan, the Company would execute and deliver to the applicable Lenders Delayed Draw Term Loan Warrants representing the pro rata portion of the Maximum Warrant Share Amount based on the amount of Delayed Draw Term Loan provided by such Lender on the date thereof.
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
Pursuant to the terms of the Delayed Draw Term Loan Warrant Agreement, the exercise price of the Delayed Draw Term Loan Warrants is subject to a weighted average adjustment for certain below-market issuances of equity or equity-linked securities, subject to exceptions. On December 22, 2025, the Company adjusted the exercise price for the Delayed Draw Term Loan Warrants from $97.80 to $58.50 in order to fully account for any and all potential past or future adjustments relating to the exchange of the 2027 Notes for $209,721,000 in principal amount of 2030 Notes and 10,594,483 shares of common stock that was completed on October 30, 2025, the payment of interest on the 2030 Notes in the form of common stock or in the form of payment-in-kind interest, as well as certain mandatory conversions, equitizations and make-whole payments that could result in additional issuances of common stock thereunder, if any. The exercise price for the Delayed Draw Term Loan Warrants was further adjusted to $58.33 on September 23, 2026, in connection with the Company’s exchange of $15.0 million in aggregate principal amount of 2027 Notes. In each case, there was no corresponding adjustment to the number of shares of common stock underlying the Delayed Draw Term Loan Warrants. On September 26, 2026 and December 31, 2025, the Company remeasured the fair value of the total warrant liability marking it to market. See Note 5.
The debt discount arising from the Delayed Draw Term Loan Warrant liability is amortized to interest expense over the life of the Delayed Draw Term Loan Warrant Agreement. In the three and nine months ended September 26, 2026, the Company recorded $0.6 million and $1.6 million, respectively, in interest expense related to the amortization of the debt discount resulting from the Delayed Draw Term Loan Warrants. In each of the three and nine months ended September 27, 2025, the Company recorded $0.2 million in interest expense related to the amortization of the debt discount resulting from the Delayed Draw Term Loan Warrants. Total unamortized debt issuance costs related to the Delayed Draw Term Loans were $6.5 million and $7.2 million as of September 26, 2026 and December 31, 2025, respectively.
Note 10. Stockholders’ Deficit
As of September 26, 2026, the Company’s shares consisted of 100,000,000 authorized shares of common stock, par value $0.0001 per share, of which 18,299,685 shares of common stock were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
On September 23, 2026, the Company issued 1,097,444 shares of common stock at the initial settlement of privately negotiated exchanges of $15.0 million in aggregate principal amount of 2027 Notes. The shares issued at the initial settlement had an aggregate fair value of $11.0 million as of September 23, 2026. See Note 9. On September 28, 2026, the Company issued an additional 455,184 shares of common stock in final settlement of this transaction. See Note 17.
As of December 31, 2025, the Company’s shares consisted of 100,000,000 authorized shares of common stock, par value $0.0001 per share, of which 15,122,944 shares were issued and outstanding, and 500,000 authorized shares of preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding.
The Company has not declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of its capital stock.
Reverse Stock Split

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
Except as otherwise specifically indicated, all information in this Quarterly Report on Form 10-Q has been retroactively adjusted to give effect to the Reverse Stock Split and Authorized Share Reduction. Upon effectiveness of the Reverse Stock Split, the number of shares subject to outstanding equity awards under the Company's equity incentive plans and the applicable exercise prices thereof, were proportionately adjusted pursuant to their respective terms and as determined by the Company’s board of directors to reflect the 1-for-30 reverse stock split ratio. In addition, the number of shares reserved for future issuance under the Company’s equity incentive plans was proportionately reduced. See Note 2.
Common Stock
Common stock reserved for future issuance consisted of the following:

	September 26, 2026	December 31, 2025

Equity incentive compensation awards granted and outstanding	1,860,119	1,315,359
Shares available for issuance under the Amended and Restated 2018 Equity Incentive Plan(1)(2)(3)	363,034	343,686
Shares available for issuance under the 2026 Employment Inducement Equity Incentive Plan	314,456	—
Shares available for issuance under the 2018 Employee Stock Purchase Plan	151,904	134,033
Shares reserved for potential issuance under the 2030 Notes(4)	2,999,211	4,000,000
Shares reserved for potential issuance under the Delayed Draw Term Loan Warrants	318,622	318,622
Shares reserved for potential issuance under the BG Warrant—Tranche 1	83,334	—
Shares reserved for potential issuance under the BG Warrant—Tranche 2	55,555	—
Shares reserved for potential issuance in connection with exchange of 2027 Notes(5)	455,184	—
Total common stock reserved for future issuance	6,601,419	6,111,700
_________________
(1) Shares available for issuance under the Amended and Restated 2018 Equity Incentive Plan includes 2,366 and 4,858 shares at September 26, 2026 and December 31, 2025, respectively, that may be issued pursuant to 2024 PSUs if 200% of the applicable performance target is achieved. See Note 11.
(2) Shares available for issuance under the Amended and Restated 2018 Equity Incentive Plan includes 338,510 shares at September 26, 2026 including 306,617 MIP shares and 31,893 antidilution shares, that may be issued pursuant to PSUs (at “maximum” performance) to certain employees (the “MIP PSUs”) granted in 2026 if 150% of the applicable performance target is achieved.
(3) Shares available for issuance under the Amended and Restated 2018 Equity Incentive Plan at September 26, 2026 after deducting 677,073 shares that are reserved for issuance under MIP PSU awards to certain key employees, including 63,853 shares reserved pursuant to Anti-Dilution Increases in respect of the MIP PSU awards in the nine months ended September 26, 2026, at maximum payout.
(4) As of September 26, 2026 and December 31, 2025, up to 2,999,211 and 4,000,000 additional shares, respectively, may be issuable upon conversion of the 2030 Notes at the base conversion rate (prior to giving effect to any make-whole payments payable upon such conversion), in addition to issuances of common stock in connection with the payment of interest in the form of common stock, mandatory equitizations and issuances with respect to additional 2030 Notes issued as payment-in-kind interest, that, in each case, may be resold in the public market.
(5) On September 23, 2026, the Company issued 1,097,444 shares of common stock at the initial settlement of privately negotiated exchanges of $15.0 million in aggregate principal amount of 2027 Notes. As of September 26, 2026, pursuant to Exchange Agreements, the Company was obligated to deliver an additional 455,184 shares based on the completed three-day VWAP observation period. Such shares were issued to the exchanging 2027 Noteholders on September 28, 2026 (see Note 9 and Note 17).

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
On June 22, 2026, in connection with the Distribution Agreement, the Company and Big Geyser entered into two separate warrant agreements (each as further described below) setting forth the rights and obligations of the Company and Big Geyser in connection with warrants representing Big Geyser’s right to purchase up to, in the aggregate, 138,889 shares of the Company’s common stock, par value $0.0001 per share.
Tranche 1 Warrant Agreement
The first warrant (the “BG Tranche 1 Warrant”) entitles Big Geyser to purchase up to an aggregate of 83,334 shares of common stock at an exercise price of $18.00 per share. The BG Tranche 1 Warrant is exercisable by Big Geyser, in whole or in part, at any time, or from time to time, prior to the expiration of the warrant agreement governing the BG Tranche 1 Warrant (the “BG Tranche 1 Warrant Agreement”), by tendering to the Company at its principal office a notice of exercise. Promptly upon receipt of such exercise notice and the payment of the exercise price, and in no event later than two (2) business days thereafter, the Company will issue to Big Geyser the whole number of shares of common stock purchased plus an amount in cash representing any fractional share of common stock otherwise due upon such exercise.
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
The Company determined that the BG Tranche 1 Warrant met the definition of an equity-classified award and is presented in permanent equity as part of Additional paid in capital in the Company’s unaudited condensed consolidated statement of stockholders’ deficit as of September 26, 2026. The Company also determined that the BG Tranche 1 Warrant represents share-based consideration payable to a customer and is not in exchange for a distinct good or service. Accordingly, the BG Tranche 1 Warrant was measured at grant-date fair value and accounted for as a reduction of revenue. The BG Tranche 1 Warrant does not contain vesting conditions and, as a result, the Company recognized the grant-date fair value of the BG Tranche 1 Warrant as a prepaid asset upon issuance and included in Other non-current assets, net, in its unaudited condensed consolidated balance sheet, which will be amortized as a reduction of revenue as the related sales to Big Geyser occur over the expected contract term. The grant-date fair value of the BG Tranche 1 Warrant was $1.2 million and was recorded in Additional paid-in capital in the Company’s unaudited condensed consolidated statement of stockholders’ deficit as of September 26, 2026.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
Tranche 2 Warrant Agreement
The second warrant (the “BG Tranche 2 Warrant” and, together with the BG Tranche 1 Warrant, the “BG Warrants”) entitles Big Geyser to purchase up to an aggregate of 55,555 shares of common stock at an exercise price of $0.001 per share. The BG Tranche 2 Warrant is subject to certain performance-based vesting conditions based on the cumulative number of cases of the Company’s beverage products sold by Big Geyser into retail, convenience, foodservice and other outlets in the New York metropolitan area as described in the BG Tranche 2 Warrant Agreement (as defined below).
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
As of September 26, 2026, none of the vesting conditions of the BG Tranche 2 Warrant were met, however they were probable of being met over the forecast period estimated by the Company. See Note 2.
2030 Notes Conversions
In the nine months ended September 26, 2026, pursuant to the 2030 Notes Indenture, the Company issued an aggregate of 1,913,604 Conversion Shares to certain holders of the 2030 Notes upon the conversion by such holders of $68.8 million in aggregate principal amount of 2030 Notes into shares of the Company’s common stock, which resulted in Anti-Dilution Increases totaling 239,202 shares including shares reserved for Anti-Dilution Increases in respect of the MIP PSU awards.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
•The number of shares of common stock reserved for issuance under the 2018 Equity Incentive Plan prior to the Amended and Restated 2018 Equity Incentive Plan Effective Date (which, as of September 27, 2025, was 911,650 shares); plus
•On the date following the Final Settlement Date, a number of shares of the Company’s common stock, representing 12.5% (rounded up to the nearest whole share) of the Fully-Diluted Shares Outstanding (as defined below) on the date following the Final Settlement Date (which number of shares of common stock was 2,300,320); plus
•On any date following the Final Settlement Date on which shares of the Company’s common stock are issued in respect of the 2030 Notes, including the conversion or equitization of the 2030 Notes (including any 2030 Notes issued as paid in kind interest) into shares of common stock, or payment of accrued interest or make-whole payments in the form of common stock, or otherwise (such shares of common stock, “Conversion Shares”), which shares are in excess of the sum of any Conversion Shares taken into account in a previous Anti-Dilution Increase (as defined below), an additional number of shares equal to 12.5% (rounded up to the nearest whole share) of the total number of additional Conversion Shares so issued. Each increase pursuant to this paragraph is referred to as an “Anti-Dilution Increase”; plus
•An annual increase on January 1 of each calendar year during the term of the Amended and Restated 2018 Equity Incentive Plan commencing January 1, 2027 and ending on and including January 1, 2035, equal to the lesser of (a) 3.0% of the Fully-Diluted Shares Outstanding on such date or (b) such number of shares of common stock determined by the administrator of the Amended and Restated 2018 Equity Incentive Plan.
Under the Amended and Restated 2018 Equity Incentive Plan, the term “Fully-Diluted Shares Outstanding” means, as of any date, the sum of:
•The number of shares of the Company’s common stock outstanding on such date (calculated on an as-converted basis after giving effect to the occurrence of the Final Settlement Date, which includes the shares of common stock reserved for potential issuance under outstanding delayed draw term loan warrants and any shares of the Company’s common stock issued in the Exchange Offer but excluding the shares of common stock issuable in the future (but not yet issued) under the 2030 Notes following such date); plus
•The number of shares of the Company’s common stock subject to the equity awards (including stock options) outstanding under the Company’s equity plans on such date (with the number of shares subject to performance-based equity awards calculated at the “maximum” level of performance); plus
•The number of shares of the Company’s common stock available for future issuance under the Company’s equity plans as of such date (for the avoidance of doubt, on the date following the Final Settlement Date, including the share reserve under the Amended and Restated 2018 Equity Incentive Plan as of such date after giving effect to the Exchange Offer).
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
The Amended and Restated 2018 Equity Incentive Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to the Company’s employees, directors, and consultants. As of January 1, 2026, the maximum aggregate number of shares that may be issued under the Amended and Restated 2018 Equity Incentive Plan was 3,211,980 shares. There were Anti-Dilution Increases totaling 239,202 shares, including shares reserved for Anti-Dilution Increases in respect of the PSU awards, resulting from the issuance of an aggregate of 1,913,604 Conversion Shares in the nine months ended September 26, 2026. There was no automatic annual increase to the number of shares reserved for issuance on January 1, 2026 under the terms of the Amended and Restated 2018 Equity Incentive Plan.
The following table summarizes the shares available for issuance under the Amended and Restated 2018 Equity Incentive Plan:

Shares Available for Issuance
Shares available for issuance at December 31, 2025(1)	343,686
Authorized	239,202
Granted	(370,521)
Shares withheld to cover taxes	108,899
Forfeited(2)	41,768
Shares available for issuance at September 26, 2026(3)	363,034
____________
(1) Shares available for issuance under the Amended and Restated 2018 Equity Incentive Plan includes 2,366 and 4,858 shares at September 26, 2026 and December 31, 2025, respectively, that may be issued pursuant to 2024 PSUs, if 200% of the applicable performance target is achieved.
(2) Includes forfeiture of 2,492 shares reserved for issuance for a potential 200% achievement of the Tranche 2 of the 2024 PSUs. See Performance Stock Units—2024 PSUs below.
(3) Shares available for issuance under the Amended and Restated 2018 Equity Incentive Plan at September 26, 2026 after deducting 677,073 shares that are reserved for issuance under MIP PSU awards to certain key employees in 2025 (MIP PSUs), including 63,853 shares reserved for issuance pursuant to Anti-Dilution Increases in respect of the MIP PSUs, in the nine months ended September 26, 2026, at maximum payout. Includes 2,366 shares reserved for issuance pursuant to 2024 PSUs if 200% of the applicable performance target is achieved.

At September 26, 2026 and December 31, 2025, there were 149,513 and 132,382 shares, respectively, issuable under stock options outstanding; 1,388,608 and 1,178,121 shares, respectively, issuable under unvested restricted stock units (“RSUs”) outstanding; 2,366 and 4,858 shares, respectively, issuable under unvested 2024 PSUs outstanding; 2,366 and 4,858 shares, respectively, reserved for issuance under unvested 2024 PSUs outstanding if 200% of the applicable performance target is achieved; 613,220 and 933,294 shares reserved for issuance under MIP PSUs if 150% of the applicable performance target is achieved; 63,853 and 17 shares reserved for Anti-Dilution Increases with respect to PSUs at maximum performance; 670,251 and 627,523 shares, respectively, issued for stock option exercises, RSU settlement and restricted stock grants; and 363,034 and 343,686 shares, respectively, available for grant under the Amended and Restated 2018 Equity Incentive Plan.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
2026 Employment Inducement Equity Incentive Plan
Effective as of March 30, 2026, the board of directors of the Company approved the Beyond Meat, Inc. 2026 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). The terms of the Inducement Plan are substantially similar to the terms of the Company’s Amended and Restated 2018 Equity Incentive Plan with the exception that incentive stock options may not be issued under the Inducement Plan and awards under the Inducement Plan may only be issued to eligible recipients under the applicable Nasdaq rules. The Inducement Plan was adopted by the board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The board of directors has initially reserved 333,334 shares of the Company’s common stock for issuance pursuant to awards granted under the Inducement Plan. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to an employee who has not previously been an employee or member of the board of directors of the Company or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.
The following table summarizes the shares available for issuance under the Inducement Plan:

Shares Available for Issuance
Shares available for issuance at December 31, 2025	—
Authorized	333,334
Granted	(18,878)
Forfeited	—
Shares available for issuance at September 26, 2026	314,456
Stock Options
Following are the assumptions used in the Black-Scholes valuation model for options granted under the Amended and Restated Equity Incentive Plan and the 2026 Inducement Plan during the periods shown below:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Risk-free interest rate	N/A	N/A	4.0%	N/A
Average expected term (years)	N/A	N/A	4.0	N/A
Expected volatility	N/A	N/A	113.9%	N/A
Dividend yield	N/A	N/A	N/A	N/A

There were no option grants in each of the three months ended September 26, 2026 and September 27, 2025. Option grants to employees in the nine months ended September 26, 2026 generally vest 25% of the total award on the first anniversary of the vesting commencement date, and thereafter ratably vesting monthly over the remaining three-year period, subject to continued employment through the vesting date. There were no option grants in the nine months ended September 27, 2025.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
The following table summarizes the Company’s stock option activity during the nine months ended September 26, 2026 under the Amended and Restated 2018 Equity Incentive Plan and the 2026 Inducement Plan:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at December 31, 2025	132,382	$756.86	5.3	$—
Granted(2)	26,358	$25.00	—	$—
Exercised	—	$—	—	$—
Canceled/Forfeited	(9,227)	$488.01	—	$—
Outstanding at September 26, 2026	149,513	$644.43	5.6	$—
Vested and exercisable at September 26, 2026	149,513	$777.76	4.8	$—
Vested and expected to vest at September 26, 2026	146,527	$655.43	5.6	$—
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
(2) Includes 7,874 options granted under the 2026 Inducement Plan.

In the three months ended September 26, 2026 and September 27, 2025, the Company recorded $1.2 million and $1.4 million, respectively, of share-based compensation expense related to options. In the nine months ended September 26, 2026 and September 27, 2025, the Company recorded $3.2 million and $4.9 million, respectively, of share-based compensation expense related to options. Share-based compensation expense in the nine months ended September 26, 2026, included $0.2 million for extending an option grant expiration date by an additional five years for an executive officer. The share-based compensation expense is included in Total cost of goods sold, Research and development expenses and Total SG&A expenses in the Company’s unaudited condensed consolidated statements of operations. In the three and nine months ended September 26, 2026, pursuant to agreements with the Company, all outstanding unvested options granted to an employee accelerated and vested upon termination and the Company recognized share-based compensation expense pursuant to modification of such option awards in the amount of $0.2 million.
As of September 26, 2026, there was $2.4 million in unrecognized compensation expense related to nonvested stock option awards which is expected to be recognized over a weighted average vesting period of 0.7 years.
Restricted Stock Units
RSU grants to employees in the nine months ended September 26, 2026, generally vest: 25% of the total award on the first anniversary of the vesting commencement date, and thereafter vest quarterly over the remaining three years of the award, subject to continued employment through the vesting date. In addition, RSU awards in the nine months ended September 26, 2026 included the Anti-Dilution Increases on RSU awards discussed below.
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
RSU grants to directors on the Company’s board of directors in the nine months ended September 26, 2026 vest on the earlier to occur of (i) the one-year anniversary of the grant date, and (ii) the day prior to the first annual meeting of stockholders following the grant date, in each case, subject to continued service through the vesting date, accelerated vesting upon a Change in Control (as defined in the Amended and Restated 2018 Equity Incentive Plan), and, if elected by the director, deferral of the receipt of the shares underlying the RSUs upon vesting of the RSUs in accordance with a deferral election provided by the Company. There were no RSU grants to directors in the nine months ended September 27, 2025.
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
Anti-Dilution Increases
In the nine months ended September 26, 2026, pursuant to the 2030 Notes Indenture (See Note 9—2030 Notes Indenture), the Company issued an aggregate of 1,913,604 Conversion Shares to certain holders of the 2030 Notes upon the conversion by such holders of $68.8 million in aggregate principal amount of 2030 Notes into shares of the Company’s common stock. As a result of this conversion and pursuant to their award agreements, the Company issued an aggregate of 139,518 anti-dilution RSUs to the recipients of the MIP awards in the nine months ended September 26, 2026.
The following table summarizes the Company’s RSU activity during the nine months ended September 26, 2026 under the Amended and Restated 2018 Equity Incentive Plan and the 2026 Inducement Plan:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2025	1,178,121	$38.10
Granted(1)	280,749	$26.57
Vested(2)	(43,881)	$129.94
Canceled/Forfeited	(26,381)	$61.25
Unvested at September 26, 2026	1,388,608	$32.43
____________
(1) Includes 139,518 RSUs granted pursuant to Anti-Dilution Increases resulting from the conversion of $68.8 million in aggregate principal amount of the 2030 Notes into an aggregate of 1,913,604 shares of the Company’s common stock. Also includes 11,004 RSUs granted pursuant to the 2026 Inducement Plan.
(2) Includes 12,959 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future issuance pursuant to the Amended and Restated 2018 Equity Incentive Plan.

In the three months ended September 26, 2026 and September 27, 2025, the Company recorded $6.3 million, including $4.3 million in incremental share-based compensation expense related to the Exchange Offer, and $2.1 million, respectively, of share-based compensation expense related to RSUs. In the nine months ended September 26, 2026 and September 27, 2025, the Company recorded $18.0 million, including

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
$12.8 million in incremental share-based compensation expense related to the Exchange Offer, and $8.3 million, respectively, of share-based compensation expense related to RSUs. The share-based compensation expense is included in total cost of goods sold, research and development expenses and total selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. In the nine months ended September 26, 2026, the Company paid $2.7 million in payments of minimum withholding taxes and withheld 95,701 shares on net share settlement of MIP RSU awards that vested in 2025 and Anti-Dilution Increases on those MIP RSU awards that occurred in the nine months ended September 26, 2026.
As of September 26, 2026, there was $30.4 million in unrecognized compensation expense related to unvested RSUs which is expected to be recognized over a weighted average vesting period of 0.8 years.
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

	Number of Units	Grant Date Fair Value Per Unit	Performance Period
Tranche I	2,678	$404.70	January 1, 2024 - December 31, 2024
Tranche II	2,492	$435.00	January 1, 2024 - December 31, 2025
Tranche III	2,366	$458.10	January 1, 2024 - December 31, 2026

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

Assumption	As of March 1, 2024
Expected term (years)	2.8
Expected volatility	78.7%
Average correlation	21.4%
Risk-free interest rate	4.36%
Dividend yield	0%
Measurement date stock price	$293.10
•Expected Term: The expected term is based on the grant date of the 2024 PSU awards (March 1, 2024) through the end of the performance period (December 31, 2026).
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
The following table summarizes the Company’s 2024 PSU activity during the nine months ended September 26, 2026:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2025	4,858	$446.25
Granted	—	$—
Vested	—	$—
Canceled/Forfeited	(2,492)	$435.00
Unvested at September 26, 2026	2,366	$458.10
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
In the three months ended September 26, 2026, the Company recorded $0.1 million of share-based compensation expense related to Tranche III of the 2024 PSUs. In the three months ended September 27, 2025, the Company recorded $0.2 million of share-based compensation expense related to Tranche II and III of the 2024 PSUs. In the nine months ended September 26, 2026, the Company recorded $0.3 million of share-based compensation expense related to Tranche III of the 2024 PSUs. In the nine months ended September 27, 2025, the Company recorded $0.7 million of share-based compensation expense related to Tranche II and III of the 2024 PSUs. The share-based compensation expense is included in total selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.
As of September 26, 2026, there was $0.2 million in unrecognized compensation expense related to unvested 2024 PSUs which is expected to be recognized over a weighted average vesting period of 0.5 years.
MIP PSUs
Pursuant to the Amended and Restated 2018 Equity Incentive Plan, in 2025, the board of directors of the Company approved aggregate awards of 933,294 PSUs (at “maximum” performance) to certain key employees (the “MIP PSUs”). The MIP PSUs will be earned based on the achievement of annual performance goals measured over two annual performance periods (2026 and 2027), with performance goals to be set based on metrics to be established by the Company’s board of directors upon recommendation from the Company’s human capital management and compensation committee. Earned MIP PSUs will vest as soon as practicable following the end of the applicable annual performance period and following certification of results (but in all events prior to the following March 15), subject to continued service through the vesting date.
As of September 26, 2026, 338,510 of the MIP PSU awards were deemed granted for purposes of ASC 718 upon establishment of the applicable company metrics and related performance goals based on total net

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
revenues and total cost of goods sold per pound excluding extraordinary and/or nonrecurring items for the performance period of January 1, 2026 to December 31, 2026 and cash balance for the year ending December 31, 2026.
The following table summarizes the Company’s MIP PSU activity during the nine months ended September 26, 2026:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2025	—	$—
Granted	338,510	$23.58
Vested	—	$—
Canceled/Forfeited	—	$—
Unvested at September 26, 2026	338,510	$23.58
As of September 26, 2026, the Company estimated that certain of the metrics were achievable and certain of the portion of PSUs were probable of vesting. Therefore, in each of the three and nine months ended September 26, 2026, the Company recorded $1.2 million in incremental share-based compensation expense related to MIP PSU awards for the first performance period. There was no such share-based compensation expense related to MIP PSU awards in the three and nine months ended September 27, 2025.
Employee Stock Purchase Plan
As of September 26, 2026, the maximum aggregate number of shares that may be issued under the 2018 Employee Stock Purchase Plan (“2018 ESPP”) was 151,904 shares of common stock, including an increase of 17,871 shares effective January 1, 2026 under the terms of the 2018 ESPP. The 2018 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the 2018 ESPP.
Note 12. Commitments and Contingencies
Leases
The Company paid $3.6 million and $8.3 million in rent prepayments and payments towards construction costs of the Campus Headquarters in the nine months ended September 26, 2026 and year ended December 31, 2025, respectively. The Company’s lease commitments, including its Campus Headquarters lease, related amendments, sublease arrangements, and letter of credit, are described in Note 6.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
During Phase 1, the Company agreed to invest $10.0 million as the registered capital of BYND JX in the JXEDZ through intercompany investment in BYND JX, and BYND JX agreed to lease a facility in the JXEDZ for a minimum of two years. In connection with such agreement, BYND JX entered into a factory leasing contract with a JXEDZ company, pursuant to which BYND JX agreed to lease and renovate a facility in the JXEDZ and lease it for a minimum of two years. In 2022, the lease was amended to extend the term for an additional five years without rent escalation. On February 24, 2025, as part of the Company’s global operations review initiated in 2023 (the “Global Operations Review”), the Company’s board of directors approved a plan to suspend the Company’s operational activities in China, which ceased as of the end of 2025. The Company entered into an agreement terminating the factory lease in August 2026.
In the fourth quarter of 2021, BYND JX leased an approximately 12,000 square foot facility in Shanghai, China, for a period of eight years, which was used as a local research and development facility. In connection with the cessation of operational activities in China, BYND JX and the landlord agreed to terminate the lease early, effective as of May 20, 2025.
As of September 26, 2026, the Company had invested $22.5 million as the registered capital of BYND JX that included $0.5 million to fund the cessation of its operational activities in China, and advanced $20.0 million to BYND JX. During the nine months ended September 26, 2026, the Company determined that the cessation of the Company’s operational activities in China was substantially complete. As a result, the Company reclassified approximately $0.9 million of cumulative foreign currency translation losses related to BYND JX from Accumulated other comprehensive loss to Other (expense) income, net in the Company’s unaudited condensed consolidated statement of operations in the nine months ended September 26, 2026.
The Planet Partnership
In 2021, the Company entered into the Planet Partnership, LLC (“TPP”), a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack and beverage products made from plant-based protein. In the three months ended September 26, 2026 and September 27, 2025, the Company recognized its share of the net losses in TPP in the amount of $11,000 and $7,000, respectively. In the nine months ended September 26, 2026 and September 27, 2025, the Company recognized its share of the net losses in TPP in the amount of $43,000 and $77,000, respectively. As of September 26, 2026 and December 31, 2025, the Company had contributed its share of the investment in TPP in the amount of $27.6 million. See Note 15.
Purchase Commitments
On March 28, 2026, the Company and Roquette entered into a Sales Agreement (the “Sales Agreement”) pursuant to which Roquette will provide the Company with pea protein. The Sales Agreement expires on December 31, 2027, subject to extension or early termination under certain circumstances. The Sales Agreement provides for pea protein to be supplied by Roquette in each of 2026 and 2027, on a purchase order basis per specified minimum annual base quantities, subject to periodic adjustment based on the Company’s binding forecasted requirements throughout the term. The Company is not required to purchase and Roquette is not required to deliver pea protein in amounts in excess of such specified minimum annual quantities. The total annual amount purchased each year by the Company must be at least the minimum amount specified in the Sales Agreement, which totals in the aggregate approximately $23.5 million (subject to annual inflationary and exchange rate adjustments) over the term of the Sales Agreement. If the Company does not purchase the applicable minimum annual quantities, it will be required to pay Roquette liquidated damages calculated as a percentage of the amount the Company would have been required to pay for the unpurchased volumes in the relevant year, subject to roll over of a portion of unpurchased volumes from year to year. The Sales Agreement requires the Company to procure a $1.0 million standby letter of credit to secure its payment obligations thereunder and also provides for the Company and Roquette to indemnify one another in certain circumstances. The Company procured a $1.0 million standby letter of credit to secure its payment obligations under the Sales Agreement which is included in Restricted cash, non-current as of September 26, 2026. As of September 26,

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
2026, pursuant to the Sales Agreement, the Company committed to purchase pea protein inventory totaling $15.7 million, of which $4.0 million is expected to be purchased in the remainder of 2026 and $11.7 million in 2027. As of September 26, 2026, the Company has also committed to purchase avocado oil and canola oil inventories totaling $2.8 million, of which $2.1 million is expected to be purchased in the remainder of 2026 and $0.7 million in 2027.
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

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
The Company paid $250,000 to the settlement fund in August 2024. The final effective date of the settlement agreement was April 24, 2025. The Company recorded $7.5 million in Total SG&A expenses in its condensed consolidated statement of operations and paid $250,000 in the year ended December 31, 2024, and included $7.25 million in Accrued litigation settlement costs in the Company’s condensed consolidated balance sheets as of March 29, 2025 and December 31, 2024. The Company’s final payment of $7.25 million was paid into escrow by May 14, 2025. The court appointed settlement administrator has finalized distributions to the class.
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
In June 2026, the Company received $4.0 million of the settlement amount. The remaining $7.1 million, which includes approximately $0.1 million of interest, was received by the Company on July 10, 2026. The Company recognized $11.0 million as a reduction of Total SG&A expenses in its unaudited condensed consolidated statements of operations for the nine months ended September 26, 2026.
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
Mediation was held on September 18, 2024, at which time Dunkin’ settled its involvement in the case. On November 20, 2024, Dunkin’ was dismissed from the case with prejudice, and the case continued as to the Company. On or about March 11, 2025, the Company filed a motion for summary judgment or adjudication and motions to strike some of Sonate’s expert reports and testimony. On or about March 9, 2025, Sonate filed a motion for summary judgment or adjudication and on or about March 11, 2025 filed motions to strike some of the Company’s expert reports and testimony. On October 29, 2025, the Court denied Sonate’s motion for summary judgment as to issues impacting liability and granted it with respect to a portion of damages relating to the sales made through Dunkin’ stores. The Company’s motion for summary judgment as to liability for either tagline was denied. As to damages, the Company’s motion for summary judgment was granted as to corrective advertising and reasonable royalty damages and denied in part as to lost profits from lost value. The Company’s motion to strike was granted as to Sonate’s expert report and testimony as to corrective advertising damages, reasonable royalty damages and lost value. A jury trial commenced on November 10, 2025 and concluded on November 24, 2025. The Company’s primary general liability insurer has been providing the Company’s defense under its primary policy, subject to a reservation of rights.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
On November 24, 2025, the jury returned its verdict finding that the Company was liable for trademark infringement and that the fair use defense did not apply. The jury awarded $23.5 million in actual damages and $15.4 million in disgorgement of the Company’s profits. The Company subsequently filed two post-trial requests seeking to reduce or eliminate the amount awarded by the jury. Sonate filed motions seeking prejudgment interest, an increase in the disgorgement award, and prompt entry of judgment.
On September 18, 2026, the Court ruled on the Company's and Sonate's post-trial motions. The Court denied Sonate's motions seeking prejudgment interest and an increase in the disgorgement award. The Court granted the Company's motion in part and denied it in part, reducing the jury award of actual damages from $23.5 million to $37,500 and accepting the jury's finding of $15.4 million in disgorgement of the Company's profits. On the same date, the Court entered judgment against the Company in the amount of $15,437,500, consisting of $37,500 of actual damages and $15.4 million in disgorgement of the Company's profits.
On October 14, 2026, the Company filed a motion requesting that the Court approve a supersedeas bond and stay execution of the judgment. The supersedeas bond has a face amount of $16,981,750, consisting of the $15,437,500 judgment, plus $1,543,750, representing 10% of the judgment intended to cover post-judgment interest, and a $500 fee, as provided by District of Massachusetts Local Rule 62.2. On October 16, 2026, the Court approved the bond and stayed execution of the judgment pending resolution of post-trial proceedings. Also on October 16, 2026, the Company filed a motion to amend the judgment and/or for new trial and Sonate filed a notice of appeal of the trial court’s September 18, 2026 judgment. On October 28, 2026, the United States Court of Appeals for the First Circuit, issued an order stating that Sonate’s notice of appeal is not effective until the trial court determines the Company’s pending motion to amend the judgment, and/or for new trial. On October 30, 2026, the Company filed a notice of cross-appeal, reserving its right to appeal and alerting the appellate court of Company’s motion to amend the judgment, and/or for new trial currently pending in the trial court. On November 4, 2026, Sonate filed its opposition to the Company’s October 16, 2026 motion to amend the judgment and/or for new trial. The Company continues to pursue its available post-trial and appellate remedies.
Pursuant to ASC 450, the Company recorded a $38.9 million litigation-related accrual in operating expenses during the year ended December 31, 2025. During the three and nine months ended September 26, 2026, the Company reduced the litigation-related accrual by $21.8 million and recognized a corresponding reduction in Total SG&A expenses. As of September 26, 2026, the Company maintained an accrued litigation-related liability of $17.1 million, consisting of $17.0 million based on the full face amount of the supersedeas bond and $0.1 million for the bond premium. The accrued liability remains subject to adjustment based on the actual bond premium and the resolution of further post-trial and appellate proceedings. See Note 17.
Aljendan v. Beyond Meat, Inc. et al.
On January 23, 2026, a class action complaint was filed against the Company and certain current officers in the United States District Court for the Central District of California, captioned Aljendan v. Beyond Meat, Inc., et al., Case No. 2:26-cv-00742 (the “Aljendan Action”). The complaint alleges, among other things, that the Company and the individual defendants made false and misleading statements or omissions regarding the book and market value of certain long-lived assets and the likelihood that the Company would have to record a material, non-cash impairment charge. The complaint seeks an order certifying the class; awarding compensatory damages, interest, costs, attorneys’ and expert fees; and granting other unspecified relief. The complaint alleges causes of action under Sections 10(b) and 20(a) of the Exchange Act, on behalf of a putative class of investors who purchased the Company’s common stock between February 27, 2025 and November 11, 2025, inclusive. On April 6, 2026, the Court appointed Brandon Mitchell Waldaias, Aaron Saran and Brandon Barclay as Co-Lead Plaintiffs and Pomerantz LLP and Wolf Haldenstein Adler Freeman & Herz LLP as Co-Lead Counsel. On June 1, 2026, the Co-Lead Plaintiffs filed an amended complaint. The amended complaint similarly alleges causes of action under Section 10(b) and 20(a) of the Exchange Act, on behalf of a putative class of

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
investors who purchased the Company’s common stock between February 27, 2025 and March 31, 2026, inclusive. The amended complaint alleges, among other things, that the Company and the individual defendants made false and misleading statements or omissions concerning the value of the Company’s long-lived assets, inventory, and expenses associated with a note exchange transaction, as well as the adequacy of the Company’s internal control over financial reporting. On July 15, 2026, Defendants filed a motion to dismiss. The Co-Lead Plaintiffs’ filed an opposition to the motion to dismiss on August 28, 2026. On September 29, 2026, Defendants filed a reply in support of the motion to dismiss. The motion remains pending. The Company intends to vigorously defend against these claims.
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
On June 4, 2026, a third derivative action was filed by two purported stockholders against certain current officers and current and former directors of the Company in the United States District Court for the Central District of California, captioned Perrow v. Brown, et al., Case No. 2:26-cv-6086 (the “Perrow Action”). The Perrow Action alleges substantially similar facts as those alleged in the Aljendan Action, the Azima Action, and the Davis Action. The complaint asserts claims under Section 20(a) of the Exchange Act, breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. It also asserts claims under Section 14(a) of the Exchange Act against a subset of defendants and seeks contribution under Sections 10(b) and 21D of the Exchange Act from the individual defendants named in the Aljendan Action. The Company is named as a nominal defendant only.
On July 2, 2026, the plaintiffs in the Consolidated Derivative Action filed a notice of related case regarding the Perrow Action, which stated that the plaintiffs in the Perrow Action do not object to the consolidation of the Perrow Action into the Consolidated Derivative Action. On October 5, 2026, the court consolidated the Perrow

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
Action into the Consolidated Derivative Action. The terms of the stipulated stay in the Consolidated Derivative Action still apply.
The Consolidated Derivative Action is at a preliminary stage. The Company intends to vigorously defend against these claims.
Note 13. Income Taxes
In each of the three and nine months ended September 26, 2026 and September 27, 2025, the Company recorded no income tax expense in its unaudited condensed consolidated statements of operations.
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
As of September 26, 2026, the Company did not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with respect to net operating loss and credit carryforwards.
Note 14. Net Loss Per Share Available to Common Stockholders
Net income (loss) per share available to common stockholders—basic is computed by dividing net income (loss) by the weighted-average number of shares of the Company’s common stock outstanding.
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
Except as otherwise specifically indicated, all information in this Quarterly Report on Form 10-Q has been retroactively adjusted to give effect to the Reverse Stock Split and Authorized Share Reduction. See Note 2.
The numerators and denominators for the calculation of net loss per share available to common stockholders—basic and diluted are as follows (in thousands, except share and per share data):

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Numerator:
Net loss available to common stockholders—basic and diluted	$(82,829)	$(97,008)	$(94,907)	$(189,940)
Denominator:
Weighted average common shares outstanding—basic and diluted	19,152,391	2,555,696	16,301,717	2,548,532
Net loss per share
Net loss per share available to common stockholders—basic and diluted	$(4.32)	$(37.96)	$(5.82)	$(74.53)

The following outstanding shares of common stock equivalents were excluded from the computation of net loss per share available to common stockholders—diluted for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Options to purchase common stock(1)	149,513	135,655	149,513	135,655
RSUs(1)	1,388,608	45,569	1,388,608	45,569
PSUs(1)	340,876	4,858	340,876	4,858
2027 Notes(2)	—	274,475	—	274,475
2030 Notes (if converted)(3)	2,999,211	—	2,999,211	—
Delayed Draw Term Loan Warrants(3)	318,622	318,622	318,622	318,622
BG Warrants(3)	138,889	—	138,889	—
Total	5,335,719	779,179	5,335,719	779,179
____________
(1) As the Company recorded a net loss (on a diluted basis) in the three and nine months ended September 26, 2026, outstanding common stock equivalents for stock options, RSUs and PSUs were excluded, as their impact would be antidilutive.
(2) 2027 Notes are no longer convertible into shares of common stock in the three and nine months ended September 26, 2026. In the three and nine months ended September 27, 2025, as the Company recorded a net loss (on a diluted basis), inclusion of shares from the conversion premium or spread on the 2027 Notes would be anti-dilutive.
(3) 2030 Notes, Delayed Draw Term Loan Warrants and BG Warrants do not participate in losses.

Note 15. Related Party Transactions
TPP
In connection with the Company’s investment in TPP, a joint venture with PepsiCo, Inc., the Company sold certain products directly to the joint venture. As part of its Global Operations Review, in 2023, the Company made the decision to discontinue the Beyond Meat Jerky product line and discontinued it in 2024. See Note 12.
The Company earned $0 in net revenues from TPP in each of the three and nine months ended September 26, 2026 and September 27, 2025.
Related Party Agreements
Seth Goldman

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
Zandbergen Entities
On June 29, 2026, the Company’s subsidiary, Beyond Meat BV, entered into an employment agreement with Adriaan Figee pursuant to which he will serve as General Manager, EMEA effective as of July 1, 2026. The Company is party to various contracts with certain Zandbergen entities (the “Zandbergen Entities”) relating to distribution, manufacturing, cold storage and real estate in EMEA. Mr. Figee previously served in various C-suite roles for certain Zandbergen entities. Although Mr. Figee has resigned these positions, certain of his immediate family members are owners, officers and/or directors of these entities as described below.
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
Cold Storage
The Company and Frigomundo Coldstore B.V. (“Frigomundo”) are parties to a cold storage price list pursuant to which the Company procures storage of certain frozen products manufactured by TNP and which sets forth warehousing and cold storage service rates for Beyond Meat inventory stored at Frigomundo facilities. Charlotte Zandbergen, the spouse of Mr. Figee, is an owner of Frigomundo. Anthonius (Ton) Zandbergen and Joris Zandbergen, Mr. Figee’s father-in-law and brother-in-law, respectively, are officers of Frigomundo. Beheer- en Beleggingsmaatschappij Zandbergen B.V. is a director of Frigomundo (see Distribution Agreement above).

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
Consulting Agreement
The Company and Rijndijk Beheer BV (Moonlighters BV), on behalf of Mr. Figee, as the owner thereof, are parties to that certain Consulting Agreement dated April 8, 2026, pursuant to which Mr. Figee provided certain consulting services to the Company. In the nine months ended September 26, 2026, the Company paid Mr. Figee $150,000 in connection with such services. The Consulting Agreement terminated effective as of June 30, 2026 in connection with Mr. Figee’s employment by Beyond Meat BV.
The following table presents the details of related party net revenues, costs and expenses in connection with the Zandbergen Entities in the respective periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net revenues - related parties	$9,380	$7,442	$27,820	$19,684

Cost of goods sold - related parties:
Contract manufacturing and related expenses	$4,995	$6,652	$15,187	$16,755
Warehousing, net of sublease income	614	650	1,872	1,726
Total cost of goods sold - related parties	$5,609	$7,302	$17,059	$18,481

Selling, general and administrative expenses - related parties:
Selling expenses	$3	$5	$163	$23
Marketing expenses	43	163	189	576
Total selling, general and administrative expenses - related parties	$46	$168	$352	$599
The following table presents a summary of amounts due from and due to related parties in connection with the Zandbergen Entities in the respective periods presented (in thousands):

	September 26, 2026	December 31, 2025
Accounts receivable, net - related parties	$2,624	$1,531
Accounts payable - related parties	$3,306	$2,494
Accrued expenses and other current liabilities - related parties	$4,479	$3,318
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
The following table presents the details of the significant segment expenses, segment total net revenues, and the segment performance measure, net loss, in the respective periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Total net revenues	$64,529	$70,218	$191,567	$213,907
Less:
Total cost of goods sold	52,107	64,990	171,287	207,685
Research and development expenses	15,290	4,917	24,699	18,186
Selling expenses	6,803	5,929	19,920	19,641
Marketing expenses	10,728	7,871	25,782	28,021
General and administrative expenses	15,464	33,330	57,652	89,078
Loss from impairment of long-lived assets	57,097	51,288	57,097	51,288
Interest expense	6,962	4,418	20,265	7,444
Remeasurement of delayed draw term loan warrant liability	(2,614)	(4,774)	(3,838)	(4,774)
Remeasurement of derivative liability	(13,321)	—	(21,374)	—
Gain on debt extinguishment	—	—	(63,789)	—
Equity in losses of unconsolidated joint venture	11	7	43	77
Other segment items, net(1)	(1,169)	(750)	(1,270)	(12,799)
Net loss	$(82,829)	$(97,008)	$(94,907)	$(189,940)
___________
(1) Includes Other, net and Income tax (benefit) expense as reported in the Company’s unaudited condensed consolidated statements of operations. Other, net includes $1.3 million and $0.6 million in interest income in the three months ended September 26, 2026 and September 27, 2025, respectively, and $4.3 million and $2.0 million in interest income in the nine months ended September 26, 2026 and September 27, 2025, respectively. Other, net also includes $(0.1) million and $0.1 million in foreign currency transaction (losses) gains in the three months ended September 26, 2026 and September 27, 2025, respectively, and $(3.2) million and $11.1 million in foreign currency transaction (losses) gains in the nine months ended September 26, 2026 and September 27, 2025, respectively.
See the accompanying unaudited condensed consolidated financial statements for other financial information regarding the Company's operating segment.
Note 17. Subsequent Events
Sonate Trademark Infringement Litigation Deposit
On October 9, 2026, in connection with the $15.4 million judgment entered against the Company in the Sonate Trademark Infringement Litigation, the Company wired $15.7 million to a bonding company as a required deposit to stay the execution of the judgment while the Company files a motion to amend the judgment and/or for new trial and pursues appellate remedies. The Company sent a separate wire of $127,364 to the bonding agency for the bond premium. The bond premium was reimbursed by the Company's general insurance carrier on October 19, 2026. See Note 12.

BEYOND MEAT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

__
Privately Negotiated Exchanges
On September 28, 2026, the Company delivered an additional 455,184 shares of common stock in final settlement of the share-delivery obligation arising from the September 23, 2026 exchange of $15.0 million in aggregate principal amount of 2027 Notes. The additional shares had a fair value of $3.9 million on the final settlement date of September 28, 2026. Upon delivery of the additional shares, the Company derecognized the $4.0 million restructured payable recorded as of September 26, 2026 and recognized a gain on restructuring of payables of $0.1 million, which will be reflected in its results of operations for the fourth quarter of 2026. Following the final settlement, an aggregate of 1,552,628 shares had been issued as part of the Exchange Transactions. See Note 9.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2026 (the “2025 10-K”), Part II, Item 1A, Risk Factors and Note Regarding Forward-Looking Statements included elsewhere in this report and those discussed in other documents we file from time to time with the SEC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included in this quarterly report and our audited consolidated financial statements and related notes included in our 2025 10-K. Our historical results are not necessarily indicative of the results to be expected for any future periods and our operating results for the three and nine months ended September 26, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or for any other interim period or for any other future year or period.
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
We sell a range of plant-based meat products across our three core platforms of beef, pork and poultry. As of September 2026, Beyond Meat branded products were available across mainstream grocery, mass merchandiser, club store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools, with certain of our products also available online through our DTC channel, which we originally launched in the fourth quarter of 2025 as Beyond Test Kitchen.
As demand for plant-based meat products in the U.S. has continued to decline persistently over the past few years, we have continued to adjust to the changing market landscape and evolving patterns in consumer demand to position our Company for long-term growth. In addition to our cost-cutting initiatives, we have taken steps to broaden our distribution channels, including direct-to-consumer sales, optimize our distributor relationships and seek more effective consumer input to enable us to respond to shifts in consumer preferences. For example, we launched our online DTC platform, formerly Beyond Test Kitchen, in the fourth quarter of 2025, giving consumers early access to new plant-based protein products, generally for a limited time, which allows us to test new products directly with consumers and obtain consumer feedback and make adjustments before investing in potential broader product releases. In the third quarter of 2026, we launched a new, comprehensive online nutrition platform featuring powders, bars, beverages, and center-of-plate offerings, following the introduction in January 2026 of Beyond Immerse, a plant-based protein beverage, originally launched through our Beyond Test Kitchen DTC platform. We have also sought to further simplify and improve the quality of product ingredients, including with the use of avocado oil in many of our products. We continue to focus on expanding our share of the market for plant-based meat products, particularly in select markets and geographies where we see both short- and long-term opportunities for growth, as well as where we believe we can position ourselves as the go-to provider of healthy and desirable plant-based meats and other plant-based protein products.
In 2026, we commenced a strategic repositioning of our brand to “Beyond The Plant Protein Company,” under which we are expanding beyond our plant-based meat products into a broader portfolio of plant-based protein offerings across multiple categories and adjacencies, including products like Beyond Immerse, our first functional beverage line of sparkling plant-based protein drinks, Beyond Starmatter, a nutrient boosted protein powder, Beyond Starcut, a plant-based jerky bar, and Beyond Veggie, a center-of-plate burger made with more than 10 fruits and vegetables. This repositioning is intended to address prolonged weakness and category contraction in the traditional plant-based meat segment by leveraging our plant-based protein expertise, technology platform and brand to pursue new growth opportunities across multiple product categories. In April 2026, we entered into a distribution agreement with Big Geyser, a major non-alcoholic beverage distributor, to expand distribution of Beyond Immerse beyond the DTC channel into retail, convenience, foodservice and other outlets in the New York metropolitan area. The repositioning and beverage and adjacency expansion will require incremental investment in marketing, distribution infrastructure and working capital, and there can be no assurance that these initiatives will be successful or generate returns sufficient to offset the required investment. See Part II, Item 1A, Risk Factors, included elsewhere in this report.
Total net revenues decreased to $64.5 million in the three months ended September 26, 2026 from $70.2 million in the three months ended September 27, 2025, representing an 8.1% decrease. Total net revenues decreased to $191.6 million  in the nine months ended September 26, 2026 from $213.9 million in the nine months ended September 27, 2025, representing a 10.4% decrease. We have a history of losses and negative cash flows from operating activities. We recognized net losses of $82.8 million and $97.0 million in the three months ended September 26, 2026 and September 27, 2025, respectively, and net losses of $94.9 million and $189.9 million in the nine months ended September 26, 2026 and September 27, 2025, respectively, as ongoing and persistent declines in demand in the plant-based meat category and for our products, changes in product sales mix and distribution losses in certain channels, among other things, resulted in declines in our total net revenues that we were unable to offset with commensurate cost reductions. Loss from operations in the three months ended September 26, 2026 and September 27, 2025 was $93.0 million and $98.1 million, respectively. Loss from operations in the nine months ended September 26, 2026 and September 27, 2025 was $164.9 million and $200.0 million, respectively. In the nine months ended September 26, 2026 and September 27, 2025, we incurred negative cash flows from operating activities of $37.3 million and $101.2 million, respectively.
Our operating environment continues to be negatively affected by several challenges, including, but not limited to, ongoing and persistent declines in demand in the plant-based meat category and for our products, particularly in the U.S. refrigerated plant-based meat subsegment, among others, adverse changes in consumer tastes and perceptions about plant-based meat, broad macroeconomic headwinds including inflation, high interest rates, waning consumer confidence and potential recessionary concerns in certain geographic regions, adverse changes in consumers’ perceptions about the health attributes of our products, increased competitive activity in the plant-based meat category, global events such as the ongoing war between Russia and Ukraine, the conflict in the Middle East (including with Iran), and civil or political unrest, and their impacts on the surrounding areas and global economy, current and proposed future tariffs as well as their potential impact on availability of raw materials and/or distribution of our products, and increased uncertainty surrounding international trade policy and regulations, including through the implementation of retaliatory tariffs or related counter-measures and the negative effects of anti-American sentiment, among others, all of which have had and could continue to have unforeseen impacts on our actual realized results. In recent periods, our total net revenues, gross profit, gross margin, earnings and cash flows have been adversely impacted by the following, each of which may continue to impact our business and financial condition in the future:

•unfavorable changes in our product sales mix, including the launch of new products, which may carry lower margin profiles relative to existing products, changes in customer sales mix as a percentage of our total sales, including sales to strategic QSR customers, which generally carry a lower selling price per pound, and lower demand for our core plant-based meat products;
•continued weak demand in the plant-based meat category and its resultant impact on our sales, particularly in the U.S. refrigerated plant-based meat subsegment;
•the impact of general economic conditions in the U.S. and international markets on us, our customers, our suppliers, our vendors and consumers, including concerns related to inflation, geopolitical and economic uncertainty and instability, the conflict in the Middle East (including with Iran), civil or political unrest, and the impact on the surrounding areas and global economy, a potential recession, shutdowns of the federal government including regulatory agencies, tariffs and trade wars, increased energy and fuel costs, and the effects of those conditions on consumer spending;
•unfavorable changes in consumers’ perceptions about the health attributes of plant-based meats, including our products, and increased competitive activity;
•ongoing regulatory uncertainty about labeling and marketing practices, which could negatively impact our ability to expand distribution of our products;
•the impact of the plant-based meat sector’s premium pricing relative to animal protein, which has caused and could continue to cause consumers to avoid plant-based meat or trade down into cheaper forms of protein, including animal meat and other non-animal meat protein sources;
•negative impacts on capacity utilization as a result of lower than anticipated demand and, therefore, production volumes, which have in the past and could in the future give rise to increased total cost of goods sold per pound, co-manufacturer underutilization fees, termination fees and other costs to exit certain supply chain arrangements and product lines, and/or the write-down or write-off of certain equipment and other fixed assets and impairment charges, all of which could negatively impact gross margin, driving less leverage on fixed costs and delaying the speed at which cost savings initiatives positively impact our financial results;
•changes in forecasted demand, including for our core products—namely Beyond Burger, Beyond Beef, Beyond Chicken, Beyond Steak and Beyond Sausage—and others;
•managing inventory levels, including sales to liquidation channels at lower prices, write-down or write-off of excess, non-saleable and obsolete inventory, or increase in inventory provision;
•changes in our pricing strategy, including actions intended to improve our price competitiveness relative to competing products or to improve profitability;
•increased total cost of goods sold per pound due to input cost inflation, including higher transportation, storage, raw materials, energy, labor and supply chain costs;
•potential disruption to our supply chain generally caused by distribution and other logistical issues, including the impact of cyber incidents at suppliers and vendors; and
•our labor needs as well as those in the supply chain and at customers.
Cost-Reduction Initiatives and Global Operations Review
A key component of achieving our long-term business strategy is to achieve cost leadership and continue driving the cost of our core products down over time. In response to the difficult environment and the negative impact of certain factors on our business and the overall plant-based meat category, beginning in 2022 we pivoted our focus toward sustainable long-term growth supported by three pillars: (1) driving margin recovery and operating expense reduction through the implementation of lean value streams across our beef, pork and poultry platforms; (2) inventory reduction and cash flow generation through more efficient inventory management; and (3) focusing on near-term retail and foodservice growth drivers while supporting key strategic long-term partners and opportunities.
In 2023, we initiated our Global Operations Review, which involves narrowing our commercial focus to certain anticipated growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. These efforts have to date included or resulted in, and may in the future include or result in, the exit or discontinuation of select product lines; entry into new, adjacent categories; changes to our pricing architecture within certain channels; cash-accretive inventory reduction initiatives; non-cash charges such as provision for excess, non-saleable and obsolete inventory and potential additional losses from impairment, write-offs, disposals and accelerated depreciation of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; workforce reductions; and the cessation of our operational activities in China in 2025.
The following table summarizes the non-cash charges recorded in our unaudited condensed consolidated statements of operations in the three and nine months ended September 26, 2026 and September 27, 2025 as a result of the cessation of our operational activities in China (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Total cost of goods sold:
Inventory write-offs	$—	$—	$—	$260
Accelerated depreciation	—	1,721	2,106	4,059
Research and development expenses:
Accelerated depreciation	—	36	—	902
Total selling, general and administrative expenses:
Loss on write-down and write-off of assets	—	—	—	356
Total	$—	$1,757	$2,106	$5,577
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
Correction of Previously Issued Interim Unaudited Condensed Consolidated Financial Statements
During our fourth quarter and full year 2025 financial close procedures, we identified errors in our previously issued interim unaudited condensed consolidated financial statements for the first three quarters of 2025 relating to (i) inventory valuation, (ii) debt issuance costs, and (iii) the previously disclosed impairment of long-lived assets. We determined that the errors were immaterial to our previously issued interim unaudited condensed consolidated financial statements for the three and nine months ended September 27, 2025 and have corrected these errors in the accompanying interim unaudited condensed consolidated financial statements for the three and nine months ended September 27, 2025 in accordance with Accounting Standards Codification (“ASC”) 250, “Accounting Changes and Error Corrections.” We have also corrected impacted amounts within the notes to the unaudited condensed consolidated financial statements, as applicable.

As a result, the comparative financial information for the three and nine months ended September 27, 2025 included in the unaudited condensed consolidated financial statements reflects these corrections and may differ from amounts previously reported in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2025.
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
Reverse Stock Split
On August 13, 2026, following approval by our stockholders on November 19, 2025 and the selection of the 1-for-30 ratio by our board of directors on August 11, 2026, we effected a 1-for-30 reverse stock split of our common stock (the “Reverse Stock Split”) and a proportionate reduction in the number of authorized shares of our common stock (and a corresponding decrease in the total number of authorized shares of capital stock) (the "Authorized Share Reduction"). Shares of our common stock began trading on a split-adjusted basis on the Nasdaq Global Select Market at market open on August 14, 2026 under the existing trading symbol “BYND” and new CUSIP number 08862E307. Except as otherwise specifically indicated, all information in this Quarterly Report on Form 10-Q has been retroactively adjusted to give effect to the Reverse Stock Split and Authorized Share Reduction. See Note 2, Summary of Significant Accounting Policies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Loss from Impairment of Long-Lived Assets and Other Charges
Entity-Wide Impairment
During the three months ended September 26, 2026, the Company identified certain triggering events in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”) that indicated a need to test the long-lived assets of the Company’s entity-wide asset group for impairment as of September 26, 2026. These triggering events included a significant decline in the Company’s market capitalization during the quarter, a change in the manner and extent of asset use, and continuing operating and cash flow losses. The entity-wide asset group included Property, plant and equipment, net, Operating lease right-of-use assets and Prepaid lease costs, non-current, and excluded the separate sublease asset group.
Management performed a recoverability test for the entity-wide asset group and determined that its carrying amount was not recoverable as of September 26, 2026. As a result of this assessment, we recognized an entity-wide loss from impairment of $27.3 million during the three and nine months ended September 26, 2026. The loss was allocated to long-lived assets within the entity-wide asset group on a pro rata basis using the relative carrying amounts of those assets, subject to the requirement that the carrying amount of an individual asset not be reduced below its fair value when that fair value is determinable. The loss from impairment was allocated to Property, plant and equipment, net, Operating lease right-of-use assets, and Prepaid lease costs, non-current, in the Company’s unaudited condensed consolidated balance sheets. See Note 8, Impairment of Long-Lived Assets, in the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Accelerated Rent Expense and Loss from Impairment of Sublease Asset Group
In the three months ended September 26, 2026, we entered into a Fifth Amendment to Lease, dated as of July 31, 2026 (the “Fifth Amendment to Lease”), amending the Campus Lease, to provide for, among other things, the surrender of approximately 101,612 rentable square feet of the Campus Headquarters (the “Surrendered Premises”), spanning portions of Phase I-A, Phase I-B and Phase III and the performance of specified repair and removal work with respect to the Surrendered Premises by August 31, 2026 (except for certain exterior items which must be completed by April 30, 2027); a mutual release of claims arising out of, based upon, or relating to any act, omission, event, matter or thing with respect to the Surrendered Premises (subject to specified conditions and exceptions, including claims arising from a breach of the Fifth Amendment to Lease); and the continued leasing of approximately 118,907 rentable square feet of the existing premises (the “Remaining Premises”).
We accounted for the Fifth Amendment to Lease as a lease modification under ASC 842, which resulted in reductions of lease liabilities, right-of-use assets and prepaid lease balances of $38.2 million, $22.9 million and $15.3 million, respectively. We fully amortized the right-of-use assets for the operating lease components related to the Surrendered Premises over the remaining one-month term, resulting in accelerated rent expense of $20.8 million in the three and nine months ended September 26, 2026, of which $10.2 million was recognized in research and development expenses and $10.6 million was recognized in selling, general and administrative expenses.
We sublease a portion of our Campus Headquarters to a third party. On September 1, 2026, the unimproved Phase I-B and Phase II-A sublease components commenced and were classified as operating leases. The commencement of the unimproved Phase I-B and Phase II-A sublease components represented an impairment indicator because the remaining lease costs under the Campus Lease exceeded the anticipated sublease income. Management performed a recoverability test for the sublease asset group and determined that its carrying amount was not recoverable as of September 1, 2026. As a result of this assessment, we recognized a loss from impairment of $29.8 million related to the sublease asset group in the three and nine months ended September 26, 2026.
See Note 6, Leases, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report for additional information.
Liquidity
We have a history of net losses and negative cash flows from operating activities, and we have significant near-term obligations, including the remaining 2027 Notes that mature on March 15, 2027, our obligations and minimum liquidity covenants under the Loan and Security Agreement and the 2030 Notes Indenture, our obligations under the Campus Lease and the judgment entered against us in the Sonate Trademark Infringement Litigation. In addition, because we are currently unable to access our ATM Program, our ability to raise additional capital is limited. As discussed further under Liquidity and Capital Resources—Liquidity Outlook below, based on our current business plan, we believe that our existing cash balances, including our anticipated cash flows from operating activities, will be sufficient to fund our operations and meet our foreseeable cash requirements, including repayment of the 2027 Notes at their maturity and maintaining compliance with the minimum liquidity covenants under the Loan and Security Agreement and the 2030 Notes Indenture, for at least the next twelve months from the date of issuance of the unaudited condensed consolidated financial statements included in this report. However, if we are unable to raise additional capital in the future or refinance, repay or restructure our indebtedness when due, management may express substantial doubt about our ability to continue as a going concern in future financial statements. See Part II, Item 1A, Risk Factors, included elsewhere in this report.
Components of Our Results of Operations and Trends and Other Factors Affecting Our Business
Total Net Revenues
We generate total net revenues primarily from sales of our products to our customers across mainstream grocery, mass merchandiser, club store and natural retailer channels, and various food-away-from-home channels, including restaurants, foodservice outlets and schools, mainly in the United States, the EU and

Canada, with certain of our products available through our DTC channel. Following the initiation of our Global Operations Review, in recent periods, as part of our effort to reduce excess or obsolete inventory and generate incremental cash, we have also generated total net revenues from ingredient sales.
We present our total net revenues by geography and distribution channel as follows:

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
The following factors and trends in our business have driven total net revenue generation in prior periods and are expected to be key drivers of total net revenue generation over time, subject to the challenges discussed herein:
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
•the timing and success of our efforts to expand distribution channels, including our DTC channel, our distribution agreement to distribute Beyond Immerse, and the timing and success, including customer and consumer acceptance, of recently launched or new products including powders, bars, beverages and center-of-plate offerings and our ability to secure broader distribution of recently launched or new products in retail and other channels;
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
•distribution expansion, the timing, success and level of trade and promotion discounts, market share growth, increased sales velocity, household penetration, repeat purchases, buying rates (amount spent per buyer) and purchase frequency across our channels, including the success of our DTC sales efforts, and promotional programs at attracting new users to the plant-based meat category;
•international sales of our products across geographies, markets and channels as we seek to expand the breadth and depth of our international distribution and grow our numbers of international customers;
•our operational effectiveness and ability to fulfill orders in full and on time;
•our continued innovation and product commercialization, including the introduction of new products and improvement of existing products, such as our Beyond IV generation of products, that would enable us to appeal to a broad range of consumers, specifically those who typically eat animal-based meat, and the introduction of new products as we broaden our product portfolio to include plant-based foods and beverages, including powders, bars, beverages and center-of-plate offerings, with a focus on product ingredients and compelling macronutrients;
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
As we seek to stabilize and grow our total net revenues, we continue to face the challenges described in the overview above, including, but not limited to, ongoing and persistent declines in demand in the plant-based meat category and for our products, adverse changes in consumer tastes and perceptions, broad macroeconomic headwinds, increased competitive activity, and uncertainties related to tariffs and international trade policy, among others.
We routinely offer sales discounts and promotions through various programs to customers and consumers. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total gross revenues in order to arrive at reported total net revenues. At the end of each accounting period, we recognize a contra asset to Accounts receivable for estimated sales discounts that have been incurred but not paid which totaled $4.8 million and $6.2 million as of September 26, 2026 and December 31, 2025, respectively. In addition, we have made changes in our pricing architecture including price increases of certain of our products in our U.S. retail and foodservice channels, and may in the future make changes, which may have a negative impact on our total net revenues, gross profit, gross margin and profitability, impacting period-over-period results. We continue to face increasing competition across all channels, and we expect that trend to continue. Moreover, we expect the competitive landscape to continue to evolve, including due to industry consolidation or realignment, or if consumers continue to trade down into cheaper forms of protein, including animal meat and other non-animal protein sources. In response, we expect to continue to invest in promotional discounting to address the current consumer trend with more targeted key selling period activations that we expect will allow us to continue to build brand awareness and increase consumer trials of our products.
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
Gross Profit and Gross Margin
Gross profit consists of our total net revenues less total cost of goods sold. Gross margin is gross profit expressed as a percentage of our total net revenues. Our total cost of goods sold primarily consists of the cost of raw materials including ingredients and packaging, co-manufacturing fees, direct and indirect labor and certain supply costs, inbound and internal shipping and handling costs incurred in manufacturing our products, warehouse storage fees, plant and equipment overhead, depreciation and amortization expense, provision for excess, non-saleable and obsolete inventory and losses from impairment, and accelerated depreciation on write-offs and disposals of fixed assets. Under certain circumstances, our total cost of goods sold may also include underutilization and/or termination fees associated with our co-manufacturing agreements.
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
•raw materials and packaging input cost-reductions and scale of purchasing;
•end-to-end production processes across a greater proportion of our manufacturing network;
•improvements in inventory management, demand planning and production scheduling, resulting in reduced excess and obsolescence provision;
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
Gross margin may, however, continue to be negatively impacted by reduced capacity utilization if demand for our products continues to decline, investments in our production infrastructure in advance of anticipated demand, which may not materialize within the expected timeframe if at all, investment in production personnel, partnerships and product pipeline, aggressive pricing strategies and increased discounting, increases in inventory provision, write-down or write-off of excess, non-saleable and obsolete inventory and potentially increased sales to liquidation channels at lower prices, changes in our product and customer sales mix, expansion into new geographies and markets where cost and pricing structures may differ from our existing markets, failure to realize expected unit economics in new, adjacent product categories, and co-manufacturer underutilization fees, termination fees and other costs to exit certain supply chain arrangements and product lines and, in some instances, certain non-routine charges. Gross margin improvement is also expected to continue to be negatively impacted by the impact of inflation, tariffs and increasing labor costs, materials costs and transportation costs.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, share-based compensation, scale-up expenses, depreciation and amortization expense on research and development assets, and facility lease costs. Our research and development efforts are focused on enhancements to our existing products and production processes in addition to the development of new products. Although we expect to continue to invest in research and development over time, we decreased our research and development expenses in 2025. Over time, our research and development expenses may increase as we expand our product portfolio into adjacent plant-based protein categories, including beverages, protein powders and protein snack bars.
Total SG&A Expenses
Total selling, general and administrative (“Total SG&A”) expenses consist primarily of selling, marketing and administrative expenses, including personnel and related expenses, share-based compensation, outbound shipping and handling costs, non-manufacturing lease expense, depreciation and amortization expense on non-manufacturing and non-research and development assets, charges related to asset write-offs including loss on write-down of assets held for sale, consulting fees and other non-production operating expenses. Marketing and selling expenses include advertising costs, share-based compensation awards to non-employee consultants and brand ambassadors, costs associated with consumer promotions, product donations, product samples and sales aids incurred to acquire new customers, retain existing customers and build brand awareness. Marketing and selling expenses also include payments to customers for which the customer provides a distinct good or service to us. Administrative expenses include expenses related to management, accounting, legal, IT and other office functions, including accruals, and the reversal of such accruals, for legal matters when those matters present loss contingencies that are both probable and estimable.
Our operating expenses (as well as capital expenditures) may continue to increase as we:
•innovate and commercialize products, including as we expand our product portfolio into adjacent plant-based protein categories such as beverages, protein powders and protein snack bars;
•build our brand, seek to expand our distribution and marketing channels and drive consumer adoption of our products;
•optimize our production capacity through our own internal production facilities, domestically and abroad;
•support our strategic and other QSR customer relationships;
•continue building out, improving and optimizing our facilities, including the timing and success of surrendering, subleasing, assigning or otherwise transferring, developing or repurposing the remaining used and excess leased space or negotiating additional partial lease terminations at our Campus Headquarters on terms advantageous to us or at all;
•invest in our efforts to increase our customer base, supplier network and co-manufacturing partners;
•scale production across distribution channels;

•pursue geographic expansion or expand our operations in existing geographies in which we do business; and
•enhance our technology and production capabilities.
These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues and margins sufficiently to offset the resulting higher expenses, particularly in light of some of the other challenges we face, for example ongoing and persistent declines in demand in the plant-based meat category and for our products, particularly in the U.S. plant-based meat subsegment, and broad macroeconomic headwinds. We incur significant expenses in developing our innovative products, building out our facilities, securing an adequate supply of raw materials, obtaining and storing ingredients and other products, and marketing the products we offer. The development of new products may require significant expenditure before we generate substantial revenue from such products, and there is no guarantee that new products that we develop will be successful. In addition, many of our expenses, including some of the costs associated with our existing and any future manufacturing facilities, are fixed. Accordingly, we may not be able to successfully implement our long-term growth strategy or achieve or sustain profitability or positive cash flows, and we may incur significant losses for the foreseeable future.
Results of Operations
The following table presents selected items in our unaudited condensed consolidated statements of operations for the respective periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Total net revenues	$64,529	$70,218	$191,567	$213,907
Total cost of goods sold	52,107	64,990	171,287	207,685
Gross profit	12,422	5,228	20,280	6,222
Operating expenses:
Research and development expenses	15,290	4,917	24,699	18,186
Total selling, general and administrative expenses	32,995	47,130	103,354	136,740
Loss from impairment of long-lived assets	57,097	51,288	57,097	51,288
Total operating expenses	105,382	103,335	185,150	206,214
Loss from operations	$(92,960)	$(98,107)	$(164,870)	$(199,992)

The following table presents selected items in our unaudited condensed consolidated statements of operations as a percentage of total net revenues for the respective periods presented:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Total net revenues	100.0%	100.0%	100.0%	100.0%
Total cost of goods sold	80.7%	92.6%	89.4%	97.1%
Gross profit	19.3%	7.4%	10.6%	2.9%
Operating expenses:
Research and development expenses	23.7%	7.0%	12.9%	8.5%
Total selling, general and administrative expenses	51.1%	67.1%	54.0%	63.9%
Loss from impairment of long-lived assets	88.5%	73.0%	29.8%	24.0%
Total operating expenses	163.3%	147.2%	96.7%	96.4%
Loss from operations	(144.1)%	(139.7)%	(86.1)%	(93.5)%

Three and Nine Months Ended September 26, 2026 Compared to Three and Nine Months Ended September 27, 2025 (unaudited)
Total Net Revenues
The following table presents our total net revenues by channel for the respective periods presented (in thousands, except for percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	September 26, 2026	September 27, 2025	Amount	%	September 26, 2026	September 27, 2025	Amount	%
U.S.:
Retail	$24,757	$28,537	$(3,780)	(13.2)%	$80,948	$92,806	$(11,858)	(12.8)%
Foodservice	9,501	10,524	(1,023)	(9.7)%	24,125	30,992	(6,867)	(22.2)%
U.S. net revenues	34,258	39,061	(4,803)	(12.3)%	105,073	123,798	(18,725)	(15.1)%
International:
Retail	17,907	15,810	2,097	13.3%	50,095	44,359	5,736	12.9%
Foodservice	12,364	15,347	(2,983)	(19.4)%	36,399	45,750	(9,351)	(20.4)%
International net revenues	30,271	31,157	(886)	(2.8)%	86,494	90,109	(3,615)	(4.0)%
Total net revenues	$64,529	$70,218	$(5,689)	(8.1)%	$191,567	$213,907	$(22,340)	(10.4)%

The following table presents consolidated volume of our products sold in pounds for the respective periods presented (in thousands, except for percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	September 26, 2026	September 27, 2025	Amount	%	September 26, 2026	September 27, 2025	Amount	%
U.S.:
Retail	4,658	5,878	(1,220)	(20.8)%	15,342	17,755	(2,413)	(13.6)%
Foodservice	1,446	1,655	(209)	(12.6)%	3,835	5,042	(1,207)	(23.9)%
International:
Retail	3,673	3,128	545	17.4%	10,034	9,202	832	9.0%
Foodservice	3,571	4,328	(757)	(17.5)%	10,446	13,687	(3,241)	(23.7)%
Volume of products sold	13,348	14,989	(1,641)	(10.9)%	39,657	45,686	(6,029)	(13.2)%
Total net revenues in the three months ended September 26, 2026 decreased $5.7 million, or 8.1%, compared to the prior-year period, primarily driven by a 10.9% decrease in volume of products sold, partially offset by a 3.2% increase in net revenue per pound. The decrease in volume of products sold was primarily driven by lower sales of burger products to QSR customers in the international foodservice channel, and by reduced points of distribution and weak category demand in the U.S. foodservice and retail channels. The increase in total net revenue per pound was primarily driven by higher price realization on certain of our products, lower trade discounts and changes in product sales mix, partially offset by unfavorable changes in foreign currency exchange rates.
Total net revenues in the nine months ended September 26, 2026 decreased $22.3 million, or 10.4%, compared to the prior-year period, primarily driven by a 13.2% decrease in volume of products sold, partially offset by a 3.2% increase in net revenue per pound. The decrease in volume of products sold was primarily driven by lower sales of burger and chicken products to QSR customers in the international foodservice channel, lower sales of burger products to U.S. club channels, and by weak category demand and reduced points of distribution in the U.S. foodservice and retail channels. The increase in net revenue per pound was primarily driven by changes in product sales mix, favorable changes in foreign currency exchange rates and higher price realization on certain of our products, partially offset by higher trade discounts.
Net revenues from U.S. retail channel sales in the three months ended September 26, 2026 decreased $3.8 million, or 13.2%, compared to the prior-year period, primarily driven by a 20.8% decrease in volume of products sold, partially offset by a 9.5% increase in net revenue per pound. The decrease in volume of products sold was primarily driven by lower sales of burger and dinner sausage products to club channels, reduced sales of breakfast sausage products, reduced points of distribution within certain sales channels and overall weak category demand. The increase in net revenue per pound was primarily driven by changes in product sales mix, higher price realization on certain of our products and lower trade discounts. By product, the decrease in U.S. retail channel net revenues was primarily due to decreased sales of Beyond Burger, Beyond Sausage, Beyond Breakfast Sausage and Beyond Meatball, partially offset by sales of Beyond Immerse, including through our DTC channel, and sales of other non-beverage products through our DTC channel.
Net revenues from U.S. retail channel sales in the nine months ended September 26, 2026 decreased $11.9 million, or 12.8% compared to the prior-year period, primarily driven by a 13.6% decrease in volume of products sold, partially offset by a 1.0% increase in net revenue per pound. The decrease in volume of products sold was primarily driven by lower sales of burger products to club channels and reduced sales of dinner sausage products, as well as overall demand softness in the plant-based meat category and reduced points of distribution within certain channels and product lines. The increase in net revenue per pound was primarily driven by changes in product sales mix, partially offset by higher trade discounts and lower price realization on certain of our products. By product, the decrease in U.S. retail channel net revenues was primarily due to decreased sales of Beyond Burger, Beyond Breakfast Sausage, Beyond Beef Crumbles, Beyond Sausage and Beyond Meatball, partially offset by sales of Beyond Immerse, including through our DTC channel, sales of other non-beverage products through our DTC channel, and, to a lesser extent, increased sales of Beyond Beef and Beyond Steak.
Net revenues from U.S. foodservice channel sales in the three months ended September 26, 2026 decreased $1.0 million, or 9.7%, compared to the prior-year period, primarily driven by a 12.6% decrease in volume of products sold, partially offset by a 3.3% increase in net revenue per pound. The decrease in volume of products sold was primarily driven by reduced points of distribution and weak category demand. The increase in net revenue per pound was primarily driven by lower trade discounts and changes in product sales mix, partially offset by lower price realization on certain of our products. By product, the decrease in U.S. foodservice channel net revenues was primarily due to decreased sales of Beyond Burger, chicken products, Beyond Beef Crumbles, and Beyond Breakfast Sausage.
Net revenues from U.S. foodservice channel sales in the nine months ended September 26, 2026 decreased $6.9 million, or 22.2%, compared to the prior-year period, primarily driven by a 23.9% decrease in volume of products sold, partially offset by a 2.3% increase in net revenue per pound. The decrease in volume of products sold was primarily driven by reduced points of distribution and weak category demand. The increase in net revenue per pound was primarily driven by changes in product sales mix and lower trade discounts, partially offset by lower price realization on certain of our products. By product, the decrease in U.S. foodservice channel net revenues was primarily due to decreased sales of Beyond Burger, chicken products, and Beyond Beef.
Net revenues from international retail channel sales in the three months ended September 26, 2026 increased $2.1 million, or 13.3%, compared to the prior-year period, primarily driven by a 17.4% increase in volume of products sold, partially offset by a 3.4% decrease in net revenue per pound. The increase in volume of products sold was primarily driven by increased sales of burger and ground beef products in European markets, and, to a lesser extent, increased sales of burger products in Canada. The decrease in net revenue per pound was primarily driven by higher trade discounts and unfavorable changes in foreign currency exchange rates, partially offset by higher price realization on certain of our products and changes in product sales mix. By product, the increase in international retail channel net revenues was primarily due to increased sales of Beyond Burger, Beyond Beef, Beyond Steak, Beyond Meatball and Beyond Sausage.
Net revenues from international retail channel sales in the nine months ended September 26, 2026 increased $5.7 million or 12.9%, compared to the prior-year period, primarily driven by a 9.0% increase in volume of products sold and a 3.5% increase in net revenue per pound. The increase in volume of products sold was primarily driven by higher sales of burger products in European markets and the U.K., partially offset by reduced burger sales within club channels in Canada. The increase in net revenue per pound was primarily driven by higher price realization on certain of our products, favorable changes in foreign currency exchange rates and changes in product sales mix, partially offset by higher trade discounts. By product, the increase in international retail channel net revenues was primarily due to increased sales of Beyond Burger, Beyond Beef and chicken products, partially offset by reduced sales of Beyond Breakfast Sausage.
Net revenues from international foodservice channel sales in the three months ended September 26, 2026 decreased $3.0 million, or 19.4%, compared to the prior-year period, primarily due to a 17.5% decrease in volume of products sold and a 2.5% decrease in net revenue per pound. The decrease in volume of products sold was primarily driven by lower sales of burger products to certain QSR customers. The decrease in net revenue per pound was primarily driven by changes in product sales mix and unfavorable changes in foreign currency exchange rates, partially offset by lower trade discounts and higher price realization on certain of our products. By product, the decrease in international foodservice channel net revenues was primarily due to decreased sales of Beyond Burger to certain QSR customers and decreased sales of Beyond Beef Crumbles, partially offset by increased sales of chicken products to certain QSR customers.
Net revenues from international foodservice channel sales in the nine months ended September 26, 2026 decreased $9.4 million, or 20.4%, compared to the prior-year period, primarily due to a 23.7% decrease in volume of products sold, partially offset by a 4.2% increase in net revenue per pound. The decrease in volume of products sold was primarily driven by lower sales of burger and chicken products to certain QSR customers. The increase in net revenue per pound was primarily driven by lower trade discounts, favorable changes in foreign currency exchange rates and higher price realization on certain of our products, partially offset by changes in product sales mix. By product, the decrease in international foodservice channel net revenues was primarily due to decreased sales of burger and chicken products, mainly reflecting reduced distribution at certain QSR customers, and, to a lesser extent, reduced sales of crumbles products.
Total Cost of Goods Sold
The following table presents our total cost of goods sold for the respective periods presented (in thousands, except for percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	September 26, 2026	September 27, 2025	Amount	%	September 26, 2026	September 27, 2025	Amount	%
Total cost of goods sold	$52,107	$64,990	$(12,883)	(19.8)%	$171,287	$207,685	$(36,398)	(17.5)%
Total cost of goods sold decreased $12.9 million, or 19.8%, to $52.1 million in the three months ended September 26, 2026 compared to the prior-year period, primarily reflecting decreased volume of products sold. Total cost of goods sold decreased on a per pound basis, primarily reflecting lower manufacturing expenses, including depreciation, lower inventory provision and lower logistics expenses. In the year-ago period, manufacturing expenses, including depreciation, included $1.7 million in expenses related to the cessation of our operational activities in China. As a percentage of total net revenues, total cost of goods sold decreased to 80.7% of total net revenues in the three months ended September 26, 2026, from 92.6% of total net revenues in the prior-year period.
Total cost of goods sold decreased $36.4 million, or 17.5%, to $171.3 million in the nine months ended September 26, 2026 compared to the prior-year period, primarily reflecting decreased volume of products sold. Total cost of goods sold decreased on a per pound basis, primarily reflecting lower inventory provision and lower manufacturing expenses, including depreciation, which included $2.1 million in expenses related to the cessation of our operational activities in China, partially offset by higher materials costs. In the year-ago period, manufacturing expenses, including depreciation, included $4.3 million in non-cash charges arising from specific strategic decisions to increase inventory provision for certain inventory items, and $4.3 million in expenses related to the cessation of our operational activities in China. As a percentage of total net revenues, total cost of goods sold decreased to 89.4% of total net revenues in the nine months ended September 26, 2026, from 97.1% of total net revenues in the prior-year period.

Gross Profit and Gross Margin
The following table presents our gross profit and gross margin for the respective periods presented (in thousands, except for percentages):

	Three Months Ended		Change			Nine Months Ended		Change
	September 26, 2026	September 27, 2025	Amount		%	September 26, 2026	September 27, 2025	Amount		%
Gross profit	$12,422	$5,228	$7,194		137.6%	$20,280	$6,222	$14,058		225.9%
Gross margin	19.3%	7.4%	1,190	bps	N/A	10.6%	2.9%	770	bps	N/A
Gross profit in the three months ended September 26, 2026 was $12.4 million, compared to gross profit of $5.2 million in the prior-year period, an increase of $7.2 million, or 137.6%. Gross margin in the three months ended September 26, 2026 was 19.3%, compared to gross margin of 7.4% in the prior-year period. Gross profit and gross margin in the three months ended September 27, 2025 included $1.7 million in expenses related to the cessation of our operational activities in China. Gross profit and gross margin in the three months ended September 26, 2026 were positively impacted by a 10.1% decrease in total cost of goods sold per pound and a 3.2% increase in net revenue per pound. The decrease in total cost of goods sold per pound primarily reflected lower manufacturing expenses, including depreciation, lower inventory provision and lower logistics expenses.
Gross profit in the nine months ended September 26, 2026 was $20.3 million, compared to gross profit of $6.2 million in the prior-year period, an increase of $14.1 million. Gross margin in the nine months ended September 26, 2026 was 10.6%, compared to gross margin of 2.9% in the prior-year period. Gross profit and gross margin in the nine months ended September 26, 2026 included $2.1 million in expenses related to the cessation of our operational activities in China, compared to $4.3 million in the year-ago period. Gross profit and gross margin in the nine months ended September 27, 2025 also included $4.3 million in non-cash charges arising from specific strategic decisions to increase inventory provision for certain inventory items. Gross profit and gross margin in the nine months ended September 26, 2026, were positively impacted by a 3.2% increase in net revenue per pound and a 5.1% decrease in total cost of goods sold per pound. The decrease in total cost of goods sold per pound primarily reflected lower inventory provision and lower manufacturing expenses, including depreciation, partially offset by higher materials costs.
Research and Development Expenses
The following table presents our research and development expenses for the respective periods presented (in thousands, except for percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	September 26, 2026	September 27, 2025	Amount	%	September 26, 2026	September 27, 2025	Amount	%
Research and development expenses	$15,290	$4,917	$10,373	211.0%	$24,699	$18,186	$6,513	35.8%
Research and development expenses in the three months ended September 26, 2026 increased $10.4 million, or 211.0%, compared to the prior-year period. Research and development expenses increased to 23.7% of total net revenues in the three months ended September 26, 2026 from 7.0% of total net revenues in the prior-year period. The increase in research and development expenses was primarily due to $10.2 million in accelerated rent expense resulting from a partial lease termination of a portion of our Campus Headquarters in the third quarter of 2026, higher share-based compensation expense, higher costs associated with DTC products and higher trial production expenses, partially offset by higher sublease income and lower scale-up expenses.
Research and development expenses in the nine months ended September 26, 2026 increased $6.5 million, or 35.8%, compared to the prior-year period. Research and development expenses increased to 12.9% of total net revenues in the nine months ended September 26, 2026 from 8.5% of total net revenues in the prior-year period. The increase in research and development expenses was primarily due to $10.2 million in accelerated rent expense resulting from a partial lease termination of a portion of our Campus Headquarters in the third quarter of 2026, increased costs associated with DTC products and higher trial production expenses, partially offset by lower lease and other facilities-related costs, and lower scale-up expenses.
Total SG&A Expenses
The following table presents our Total SG&A expenses for the respective periods presented (in thousands, except for percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	September 26, 2026	September 27, 2025	Amount	%	September 26, 2026	September 27, 2025	Amount	%
Total selling, general and administrative expenses	$32,995	$47,130	$(14,135)	(30.0)%	$103,354	$136,740	$(33,386)	(24.4)%
Total SG&A expenses in the three months ended September 26, 2026 decreased $14.1 million, or 30.0%, compared to the prior-year period. Total SG&A expenses decreased to 51.1% of total net revenues in the three months ended September 26, 2026 from 67.1% of total net revenues in the prior-year period. The decrease in Total SG&A expenses was primarily due to a $21.8 million reduction in the litigation-related accrual associated with the Sonate Trademark Infringement Litigation following the Court's September 18, 2026 ruling and entry of judgment, and decreased consulting expenses, partially offset by $10.6 million in accelerated rent expense resulting from a partial lease termination of a portion of our Campus Headquarters in the third quarter of 2026, $5.5 million in incremental share-based compensation expense related to the Exchange Offer, $0.4 million in costs related to the partial lease termination of a portion of our Campus Headquarters in 2025, and $0.3 million in certain non-routine Total SG&A expenses. Total SG&A expenses in the three months ended September 27, 2025 were negatively impacted by $0.7 million in incremental legal expenses associated with arbitration proceedings related to a contractual dispute with a former co-manufacturer and $0.6 million in costs related to the partial lease termination of a portion of our Campus Headquarters in 2025.
Total SG&A expenses in the nine months ended September 26, 2026 decreased $33.4 million, or 24.4%, compared to the prior-year period. Total SG&A expenses decreased to 54.0% of total net revenues in the nine months ended September 26, 2026 from 63.9% of total net revenues in the prior-year period. The decrease in Total SG&A expenses was primarily due to a $21.8 million reduction in the litigation-related accrual associated with the Sonate Trademark Infringement Litigation following the Court’s September 18, 2026 ruling and entry of judgment, and a credit of $11.0 million reflecting the settlement of arbitration proceedings related to a contractual dispute with a former co-manufacturer, partially offset by $10.6 million in accelerated rent expense resulting from a partial lease termination of a portion of our Campus Headquarters in the third quarter of 2026, $14.0 million in incremental share-based compensation expense related to the Exchange Offer, $1.2 million in costs related to the partial lease termination of a portion of our Campus Headquarters in 2025, and $1.6 million in certain non-routine Total SG&A expenses. Total SG&A expenses in the nine months ended September 27, 2025 were negatively impacted by $7.8 million in incremental legal expenses associated with arbitration proceedings related to a contractual dispute with a former co-manufacturer, $1.4 million in certain non-routine

Total SG&A expenses, $1.1 million in costs related to the partial lease termination of a portion of our Campus Headquarters and $0.4 million in asset write-offs related to the cessation of our operational activities in China.
Loss from Impairment of Long-Lived Assets

	Three Months Ended		Change		Nine Months Ended		Change
	September 26, 2026	September 27, 2025	Amount	%	September 26, 2026	September 27, 2025	Amount	%
Loss from impairment of long-lived assets	$57,097	$51,288	$5,809	11.3%	$57,097	$51,288	$5,809	11.3%
For the three and nine months ended September 26, 2026, we recognized a total loss from impairment of $57.1 million consisting of $27.3 million related to our entity-wide asset group and $29.8 million related to our sublease asset group. In the three and nine months ended September 27, 2025, we recognized a total loss from impairment of $51.3 million consisting of $25.1 million related to our entity-wide asset group and $26.2 million related to our sublease asset group. The loss from impairment was allocated to Property, plant and equipment, net, Operating lease right-of-use assets, and Prepaid lease costs, non-current, in the Company’s unaudited condensed consolidated balance sheets. See Note 6, Leases, and Note 8, Impairment of Long-Lived Assets, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Total Other Income (Expense), Net
The following table presents our total other income (expense), net for the respective periods presented (in thousands):

	Three Months Ended		Change	Nine Months Ended		Change
	September 26, 2026	September 27, 2025	Amount	September 26, 2026	September 27, 2025	Amount
Other income (expense), net:
Interest expense	$(6,962)	$(4,418)	$(2,544)	$(20,265)	$(7,444)	$(12,821)
Remeasurement of delayed draw term loan warrant liability	2,614	4,774	(2,160)	3,838	4,774	(936)
Remeasurement of derivative liability	13,321	—	13,321	21,374	—	21,374
Gain on debt extinguishment	—	—	—	63,789	—	63,789
Other (expense) income, net	1,169	750	419	1,270	12,799	(11,529)
Total other income, net	$10,142	$1,106	$9,036	$70,006	$10,129	$59,877
Total other income (expense), net, in the three months ended September 26, 2026 of $10.1 million consisted primarily of $13.3 million non-cash gain from the remeasurement of derivative liability combined with $2.6 million non-cash gain from the remeasurement of delayed draw term loan warrant liability, partially offset by $7.0 million in interest expense. Total other income (expense), net, in the three months ended September 27, 2025 of $1.1 million consisted primarily of $4.8 million non-cash gain from the remeasurement of delayed draw term loan warrant liability, $0.1 million in net realized and unrealized foreign currency transaction gains due to favorable changes in foreign currency exchange rates of the Euro and Chinese Yuan and $0.6 million in interest income, partially offset by $4.4 million in interest expense.
Total other income (expense), net, in the nine months ended September 26, 2026 of $70.0 million consisted primarily of $63.8 million in non-cash gain on debt extinguishment in connection with conversions of a portion of our 2030 Notes, a $21.4 million non-cash gain from the remeasurement of derivative liability and a $3.8 million non-cash gain from the remeasurement of delayed draw term loan warrant liability, partially offset by

$20.3 million in interest expense. Total other (expense) income, net, in the nine months ended September 27, 2025 of $10.1 million consisted primarily of $11.1 million in net realized and unrealized foreign currency transaction gains due to favorable changes in foreign currency exchange rates of the Euro and Chinese Yuan, $4.8 million in benefit from the remeasurement of delayed draw term loan warrant liability and $2.0 million in interest income, partially offset by $7.4 million in interest expense.
Total interest expense in the three months ended September 26, 2026 included $3.6 million in PIK interest expense related to the Delayed Draw Term Loans (as defined below), $1.9 million in interest expense related to finance leases, $0.9 million in interest expense related to the amortization of 2030 Notes Embedded Derivative debt discount, and $0.6 million in interest expense from the amortization of the debt discount resulting from the Delayed Draw Term Loan Warrants (as defined below). Total interest expense in the nine months ended September 26, 2026 included $10.4 million in PIK interest expense related to the Delayed Draw Term Loans, $5.2 million in interest expense related to finance leases, $3.1 million in interest expense related to the amortization of 2030 Notes Embedded Derivative debt discount, and $1.6 million in interest expense related to the amortization of the debt discount resulting from the Delayed Draw Term Loan Warrants.
Total interest expense in the three months ended September 27, 2025 included $1.7 million in interest expense related to finance leases, $1.5 million in PIK interest expense related to the Delayed Draw Term Loans, $1.0 million in interest expense from the amortization of debt issuance costs related to the 2027 Notes (as defined below), $0.2 million in interest expense related to the amortization of the debt discount resulting from the Delayed Draw Term Loan Warrants and $36,000 in interest expense from amortization of issuance costs related to the Delayed Draw Term Loans. Total interest expense in the nine months ended September 27, 2025 included $3.0 million in interest expense related to the amortization of the debt issuance costs related to the 2027 Notes, $2.8 million in interest expense related to finance leases, $1.5 million in PIK interest expense related to the Delayed Draw Term Loans, $0.2 million in interest expense related to the amortization of the debt discount resulting from the Delayed Draw Term Loan Warrants and $36,000 in interest expense from the amortization of issuance costs related to the Delayed Draw Term Loans.
Net Loss
Net loss in the three months ended September 26, 2026 was $82.8 million, compared to net loss of $97.0 million in the prior-year period. Net loss per share available to common stockholders—basic and diluted in the three months ended September 26, 2026 was $4.32, compared to a net loss per share available to common stockholders—basic and diluted of $37.96 in the prior-year period.
The decrease in net loss in the three months ended September 26, 2026 was primarily driven by the increase in Total other income, net, primarily due to$13.3 million in non-cash gain on remeasurement of derivative liability, the increase in gross profit, and the decrease in loss from operations, primarily due to the decrease in Total SG&A expenses, partially offset by the $57.1 million loss from impairment of long-lived assets. Net loss per share in the three months ended September 26, 2026 reflects 19,152,391 weighted average common shares outstanding, compared to 2,555,696 weighted average common shares outstanding in the year-ago period prior to completion of the Exchange Offer in the fourth quarter of 2025.
Net loss in the nine months ended September 26, 2026 was $94.9 million, compared to net loss of $189.9 million in the prior-year period. Net loss per share available to common stockholders—basic and diluted in the nine months ended September 26, 2026 was $5.82, compared to net loss per share available to common stockholders—basic and diluted of $74.53 in the prior-year period. The decrease in net loss in the nine months ended September 26, 2026 was primarily driven by the increase in Total other income, net, primarily due to $63.8 million in non-cash gain on extinguishment of convertible debt, the increase in gross profit, and the decrease in loss from operations, primarily due to the decrease in Total SG&A expenses, partially offset by the $57.1 million loss from impairment of long-lived assets. Net loss per share in the nine months ended September 26, 2026 reflects 16,301,717 weighted average common shares outstanding, compared to 2,548,532 weighted average common shares outstanding in the year-ago period prior to completion of the Exchange Offer in the fourth quarter of 2025.
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
“Adjusted EBITDA” is defined as net income (loss) adjusted to exclude, when applicable, income tax expense (benefit), interest expense, depreciation and amortization expense, share-based compensation expense, litigation-related accruals and reversals, non-cash charges related to the cessation of our operational activities in China, costs related to the 2025 partial lease termination of a portion of the Campus Headquarters, non-cash accelerated rent expense in connection with the 2026 partial lease termination of a portion of the Campus Headquarters, non-cash loss from impairment of long-lived assets, remeasurement of delayed draw term loan warrant liability, remeasurement of derivative liability, gain on debt extinguishment, settlement related to dispute with former co-manufacturer, and Other, net, including interest income, foreign currency transaction gains and losses, and the reclassification of cumulative foreign currency translation losses from accumulated other comprehensive loss to Other (expense) income, net upon the cessation of our operational activities in China.
“Adjusted EBITDA as a % of total net revenues” is defined as Adjusted EBITDA divided by total net revenues.
Our definition of Adjusted EBITDA has been updated from the definition used in our 2025 10-K to reflect the following changes: (i) we removed the adjustments for restructuring expenses and gain on debt restructuring, net of exchange fees, as these items related to transactions completed in 2025; (ii) we added litigation-related accruals and reversals to reflect the credit to certain litigation-related accruals in the three and nine months ended September 26, 2026; (iii) we removed accrued litigation settlement costs, as the class action settlement was finalized in 2025; (iv) we added non-cash accelerated rent expense in connection with the 2026 partial lease termination of a portion of the Campus Headquarters in the three and nine months ended September 26, 2026; (v) we added settlement related to dispute with former co-manufacturer in the nine months ended September 26, 2026; (vi) we added gain on debt extinguishment to reflect gains arising from conversions of the 2030 Notes in the nine months ended September 26, 2026; and (vii) we added to Other, net, the reclassification of cumulative foreign currency translation losses from accumulated other comprehensive loss to Other (expense) income, net upon the cessation of our operational activities in China. These definitional changes had no impact on previously reported Adjusted EBITDA for the comparative periods presented.
There are a number of limitations related to the use of Adjusted EBITDA and Adjusted EBITDA as a % of total net revenues rather than their most directly comparable GAAP measures. Some of these limitations are:
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
•Adjusted EBITDA does not reflect litigation-related accruals or reversals, which may increase or decrease operating expenses and may, depending on the outcome of the underlying litigation, affect cash available to us;
•Adjusted EBITDA does not reflect non-cash charges and reclassification of cumulative foreign currency translation losses from accumulated other comprehensive loss to earnings, related to the cessation of our operational activities in China;
•Adjusted EBITDA does not reflect certain cash costs related to the 2025 partial lease termination of a portion of the Campus Headquarters, which reduces cash available to us;
•Adjusted EBITDA does not reflect non-cash accelerated rent expense in connection with the 2026 partial lease termination of a portion of the Campus Headquarters, and therefore does not include all of our operating expenses;
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
•Adjusted EBITDA excludes the settlement of a dispute with a former co-manufacturer which decreased operating expenses; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
The following table presents the reconciliation of Adjusted EBITDA to its most comparable GAAP measure, net loss, as reported, for the respective periods presented (unaudited) (in thousands, except for percentages):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net loss, as reported	$(82,829)	$(97,008)	$(94,907)	$(189,940)
Income tax expense	—	—	—	—
Interest expense	6,962	4,418	20,265	7,444
Depreciation and amortization expense(1)(2)	4,525	7,604	15,968	20,082
Share-based compensation expense	8,214	3,767	22,133	13,924
Litigation-related accruals and reversals	(21,791)	—	(21,791)	—
Non-cash charges related to the cessation of operational activities in China(3)	—	1,757	2,106	5,579
Costs related to 2025 partial lease termination, net of amounts included in depreciation and amortization expense	—	169	—	443
Non-cash accelerated rent expense recognized in research and development expenses	10,197	—	10,197	—
Non-cash accelerated rent expense recognized in total selling, general and administrative expenses	10,635	—	10,635	—
Non-cash loss from impairment of long-lived assets	57,097	51,288	57,097	51,288
Remeasurement of delayed draw term loan warrant liability	(2,614)	(4,774)	(3,838)	(4,774)
Remeasurement of derivative liability	(13,321)	—	(21,374)	—
Gain on debt extinguishment	—	—	(63,789)	—
Settlement related to dispute with former co-manufacturer	—	—	(11,000)	—
Other, net(4)(5)	(1,169)	(750)	(1,270)	(12,799)
Adjusted EBITDA	$(24,094)	$(33,529)	$(79,568)	$(108,753)
Net loss as a % of total net revenues	(128.4)%	(138.2)%	(49.5)%	(88.8)%
Adjusted EBITDA as a % of total net revenues	(37.3)%	(47.7)%	(41.5)%	(50.8)%
_____________

(1)
Excludes $1.7 million in accelerated depreciation and other non-cash charges related to the reassessment of useful lives of certain assets resulting from the cessation of our operational activities in China in the three months ended September 27, 2025, and $2.1 million and $5.6 million in the nine months ended September 26, 2026, and September 27, 2025, respectively.

(2)
Includes $0.4 million and $1.2 million in amortization of lease termination costs apportioned for the three and nine months ended September 26, 2026, respectively, and $0.2 million and $0.4 million incurred in the three and nine months ended September 27, 2025, respectively.

(3)
Includes $1.8 million in accelerated depreciation and other non-cash charges related to the reassessment of useful lives of certain assets resulting from the cessation of our operational activities in China in the three months ended September 27, 2025, and $2.1 million and $5.6 million in the nine months ended September 26, 2026 and September 27, 2025, respectively, and $0.6 million in inventory and asset write-offs related to the cessation of operational activities in China in the nine months ended September 27, 2025.

(4)
Includes $(0.1) million and $0.1 million in net realized and unrealized foreign currency transaction (losses) gains in the three months ended September 26, 2026 and September 27, 2025, respectively and $(3.2) million and $11.1 million in net realized and unrealized foreign currency transaction (losses) gains in the nine months ended September 26, 2026 and September 27, 2025, respectively.

(5)
Includes $1.3 million and $0.6 million in interest income in the three months ended September 26, 2026 and September 27, 2025, respectively, and $4.3 million and $2.0 million in interest income in the nine months ended September 26, 2026 and September 27, 2025, respectively.

Liquidity and Capital Resources
2027 Notes Maturity and Potential Liability Management Transactions
As of September 26, 2026, $14.5 million in aggregate principal amount of the 2027 Notes remained outstanding. The 2027 Notes mature on March 15, 2027 and are classified as a current liability in our unaudited condensed consolidated balance sheet. The 2030 Notes Indenture provides that we will not permit more than $60.0 million in aggregate principal amount of the 2027 Notes to remain outstanding as of or following the date that is 90 days prior to the maturity of the 2027 Notes, and each of the Loan and Security Agreement and the 2030 Notes Indenture caps the amount of cash that can be used to repay the 2027 Notes at maturity at $60.0 million, subject to increase to the extent of any equity raises by us. On August 10, 2026, we entered into a second supplemental indenture to the 2030 Notes Indenture (the “Second Supplemental Indenture”), which amended the 2030 Notes Indenture to, among other things, remove certain restrictions on our ability to repurchase or exchange the 2027 Notes for cash and/or equity consideration. On September 23, 2026, we entered into separate, privately negotiated exchange agreements to exchange $15.0 million aggregate principal amount of the 2027 Notes for an aggregate of 1,552,628 shares of our common stock. We may from time to time consider other liability management transactions, including additional exchanges, repurchases, refinancings or other transactions involving our outstanding indebtedness, any of which could be dilutive to our stockholders. There can be no assurance that any such transaction will be completed on favorable terms or at all.
ATM Program
We no longer satisfy the eligibility requirements for use of a registration statement on Form S-3 and, as a result, are unable to access our ATM Program. Our inability to access the ATM Program limits our ability to raise additional capital to fund our operations and repay our indebtedness. See Part II, Item 1A, Risk Factors—If we are unable to raise additional capital in the future or refinance, repay or restructure our indebtedness when due, management may express substantial doubt about our ability to continue as a going concern in future financial statements, included elsewhere in this report.
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
On September 29, 2025, we commenced the Exchange Offer to exchange any and all of the 2027 Notes issued pursuant to the 2027 Notes Indenture for a pro rata portion of (i) up to $202.5 million in aggregate principal amount of the 2030 Notes and (ii) up to 10,873,013 shares of our common stock (the “New Shares”). Simultaneously with the Exchange Offer, we solicited consents (the “Consent Solicitation”) from holders of the 2027 Notes to adopt certain proposed amendments to the 2027 Notes Indenture. The Exchange Offer was completed on October 30, 2025, as discussed below.
In connection with the Exchange Offer, we issued a total of (i) $209,721,000 in aggregate principal amount of 2030 Notes (inclusive of $12.5 million in aggregate principal amount of 2030 Notes as payment of the SteerCo Premium) and (ii) 10,594,483 New Shares. The tendered and accepted 2027 Notes together represented 97.44% of the aggregate principal amount of 2027 Notes outstanding prior to the Exchange Offer. In addition, in connection with the Exchange Offer, we completed the Consent Solicitation and entered into a supplemental indenture (the “Supplemental Indenture”) to the 2027 Notes Indenture with U.S. Bank, National Association, as trustee (the “2027 Notes Trustee”). The Supplemental Indenture eliminated substantially all of the restrictive covenants in the 2027 Notes Indenture as well as certain events of default and related provisions applicable to the 2027 Notes.
We issued the 2030 Notes pursuant to the 2030 Notes Indenture dated as of October 15, 2025, by and between us and Wilmington Trust, National Association, as trustee (in such capacity, the “Trustee”) and collateral agent (in such capacity, the “Collateral Agent”). The 2030 Notes are our secured, second lien obligations. The 2030 Notes will mature on October 15, 2030, unless earlier redeemed, converted, equitized or repurchased in accordance with the terms of the 2030 Notes. The 2030 Notes bear interest at a rate of 7.00% per annum from October 15, 2025 (the “Early Settlement Date”), which interest may be paid in cash or, subject to certain limitations, in shares of common stock. At our option, interest on the 2030 Notes may be accrued and compounded in whole or in part for any interest period as “payment-in-kind” interest at a rate of 9.50% per annum from the Early Settlement Date. We have used the PIK option for the 2030 Notes and expect to elect the PIK option through the term of the 2030 Notes. The initial conversion rate for the 2030 Notes was 572.7784 shares of our common stock per $1,000 principal amount of the 2030 Notes, which represented a conversion price of approximately $1.7459 per share of our common stock. Upon effectiveness of the Reverse Stock Split, the conversion rate was adjusted to 19.0926 shares of our common stock per $1,000 principal amount of the 2030 Notes, which represents a conversion price of approximately $52.3763 per share of our common stock. The conversion rate will be increased for conversions occurring prior to January 15, 2029 to reflect a “make-whole” premium, payable in the form of shares of common stock, to compensate holders for interest that would have been payable to such date. We are permitted to satisfy our obligations under the 2030 Notes with any settlement method we are otherwise permitted to elect, including by physical settlement of shares of common stock. The 2030 Notes are convertible at any time prior to the close of business on the second trading day immediately preceding the maturity date. Under certain circumstances and subject to conditions set forth in the 2030 Notes Indenture, we may elect to redeem, equitize or force a mandatory conversion of the 2030 Notes.
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
The 2030 Notes Indenture includes incurrence based negative covenants, including but not limited to, limitations on debt, limitations on liens, limitations on investments, limitations on mergers, consolidations, and sales of all or substantially all assets, limitations on transactions with affiliates, limitations on restricted payments, limitations on asset sales, limitations on dividends and other payment restrictions affecting any direct or indirect subsidiaries, limitations on future guarantees by subsidiaries without such subsidiaries also guaranteeing the 2030 Notes, limitations on disposals of assets, limitations on impairment of security and restrictions on certain liability management priming transactions with respect to the 2030 Notes. The 2030 Notes Indenture also includes a covenant requiring minimum liquidity of $15.0 million, to be tested quarterly, a covenant that limits our ability to repurchase, redeem, retire, exchange or otherwise acquire the 2027 Notes other than pursuant to the prices and other conditions to be set forth in the 2030 Notes Indenture and a cap of $60.0 million on the amount of cash that can be used to repay the 2027 Notes at the maturity of such notes, subject to increase to the extent of any equity raises by us. See Part I, Item 1A, Risk Factors— Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital—Our significant indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our outstanding indebtedness, in our 2025 10-K.
On August 10, 2026, we entered into the Second Supplemental Indenture with the Trustee and Collateral Agent, on the basis of consents received from holders of a majority of the aggregate principal amount of the outstanding 2030 Notes. The Second Supplemental Indenture amended the 2030 Notes Indenture to (i) permit us to repurchase, redeem, retire, exchange or otherwise acquire the 2027 Notes with cash at a price not greater than the principal amount thereof and/or with equity consideration, and (ii) extend the end date of the make-whole period used for calculating the interest make-whole adjustment that applies to conversions of 2030 Notes from October 15, 2028 to January 15, 2029.
In the event of certain “fundamental changes,” including without limitation, if our common stock is delisted, under the terms of the applicable indenture, we are required to offer to repurchase all of the outstanding Notes for cash at a repurchase price equal to 100% of the aggregate principal amount of the Notes then outstanding plus accrued and unpaid interest and if such “fundamental change” constitutes a Make-Whole Fundamental Change (as defined in the applicable indenture), then we may be required to temporarily increase the conversion rate for such Notes. On March 4, 2026, we received a deficiency notice from Nasdaq regarding the minimum bid price requirement. On August 11, 2026, our Board of Directors selected a 1-for-30 reverse stock split ratio, and the Reverse Stock Split and Authorized Share Reduction became effective on August 13, 2026 at 11:59 p.m. Eastern Time. Our common stock began trading on a split-adjusted basis on the Nasdaq Global Select Market at market open on August 14, 2026 under the existing trading symbol "BYND" and new CUSIP number 08862E307. On August 28, 2026, we received a letter from Nasdaq notifying us that we had regained compliance with the minimum bid price requirement and that the matter was closed. However, there can be no assurance that we will be able to maintain compliance with Nasdaq's continued listing requirements. For additional information, see Part II, Item 1A, Risk Factors—General Risk Factors—We may not be able to maintain compliance with Nasdaq’s continued listing requirements, and a delisting of our common stock would adversely affect its market value and liquidity, could impair our ability to raise capital, and would require us to offer to repurchase our outstanding Notes, included elsewhere in this report.
The carrying amount of the liability for the 2030 Notes as of September 26, 2026 and December 31, 2025 was $209.6 million and $308.4 million, respectively, net of debt discount discussed below, which represents the issuance date principal amount plus the undiscounted future cash flows using the PIK election, including any amounts contingently payable, and amounts reduced, on a pro rata basis, from partial conversion settlements we completed during the period, offset by amortization of the debt discount. The Exchange Offer was accounted for as a troubled debt restructuring (“TDR”), which requires us to recognize the entire amount of the future undiscounted cash flows as a liability at the closing of the Exchange Offer. As of December 31, 2025, issuance costs related to the 2030 Notes were approximately $38.2 million, of which $6.5 million were attributable to legal fees and other direct costs incurred in granting equity interest (issuing New Shares) and $31.7 million were attributable to legal fees and other direct costs incurred to effect the TDR under ASC 470-60, “Debt—Troubled Debt Restructurings by Debtors.” The equity-related costs reduced the initial carrying amount of the equity interest issued and the non-equity costs incurred in the TDR were recorded as approximately $14.1 million included in Total SG&A expenses and approximately $17.6 million as a reduction to the gain on debt restructuring, net of exchange fees, included in our condensed consolidated statements of operations. In addition, in connection with the Exchange Offer, approximately $5.4 million of remaining unamortized debt costs from the 2027 Notes were written off and included as a reduction to the gain on debt restructuring, net of exchange fees, included in our consolidated statements of operations.
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

There were no conversions of 2030 Notes during the three months ended September 26, 2026. During the nine months ended September 26, 2026, pursuant to the 2030 Notes Indenture, we issued an aggregate of 1,913,604 Conversion Shares to certain holders of the 2030 Notes upon the conversion by such holders of $68.8 million in aggregate principal amount of 2030 Notes into shares of the Company’s common stock. This resulted in the pro rata reduction of $109.9 million of the 2030 Notes carrying value, pro rata reduction of $8.0 million of the debt discount, and the pro rata reduction of $16.5 million of the 2030 Notes Embedded Derivative at fair value on the settlement dates.
For the three and nine months ended September 26, 2026, we recognized $0.9 million and $3.1 million, respectively, in interest expense related to the amortization of the debt discount. Furthermore, the decrease in fair value of the 2030 Notes Embedded Derivative from December 31, 2025 to September 26, 2026 was $37.9 million attributable to $16.5 million in reduction in fair value due to 2030 Notes conversions noted above and $21.4 million recognized as non-cash gain related to remeasurement of the 2030 Notes Embedded Derivative and recognized in our unaudited condensed consolidated statements of operations. As of September 26, 2026 and December 31, 2025, the 2030 Notes Embedded Derivative liability was $1.3 million and $39.2 million, respectively. See Note 9, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
On September 23, 2026, we entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of the 2027 Notes pursuant to which we exchanged $15.0 million in aggregate principal amount of 2027 Notes at a purchase price equal to 96% of the face value of such 2027 Notes for shares of our common stock. At the initial settlement on September 23, 2026, we issued 1,097,444 shares of common stock, and the exchanged 2027 Notes were surrendered and canceled. As of September 26, 2026 and December 31, 2025, $14.5 million and $29.5 million in aggregate principal amount of 2027 Notes remained outstanding. Based on a three-day VWAP observation period that ended September 25, 2026, an additional 455,184 shares of common stock were delivered in final settlement of the share-delivery obligation on September 28, 2026. Following the final settlement, an aggregate of 1,552,628 shares had been issued as part of the Exchange Transactions. See Note 9, Debt and Note 17, Subsequent Events, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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

Among other things, the Loan and Security Agreement includes covenants that (i) require us to maintain liquidity of at least $15.0 million, (ii) do not permit our cash interest payments due under all of the Loan Parties’ subordinated debt and unsecured debt for borrowed money for any fiscal year, in the aggregate, to exceed $20.0 million, and (iii) cap the amount of cash that can be used to repay the 2027 Notes at their maturity at $60.0 million, subject to increase to the extent of any equity raises. The Loan and Security Agreement also contains covenants that restrict the ability of the Loan Parties and certain of their subsidiaries to make dividends or distributions, incur additional debt (including subordinated debt), engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change their businesses or make investments. The Loan and Security Agreement also contains change of control provisions that could have the effect of delaying or preventing an otherwise beneficial takeover of the Company. See Part I, Item 1A, Risk Factors—Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital—Our significant indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our outstanding indebtedness, in our 2025 10-K.
In connection with the Loan and Security Agreement, on May 7, 2025, we also entered into a warrant agreement with the Lenders (the “Delayed Draw Term Loan Warrant Agreement”) setting forth the rights and obligations of us and the Lenders, as holders, in connection with Delayed Draw Term Loan Warrants representing the right to purchase up to, in the aggregate, 318,622 shares of our common stock (the “Maximum Warrant Share Amount”) at an initial exercise price of $97.80 per share calculated based on the terms of the Delayed Draw Term Loan Warrant Agreement, which was adjusted to $58.50 per share on December 22, 2025 as described below (in each case as adjusted for the Reverse Stock Split). The exercise price for the Delayed Draw Term Loan Warrants was further adjusted to $58.33 on September 23, 2026, in connection with the Company’s exchange of $15.0 million in aggregate principal amount of 2027 Notes. The Loan and Security Agreement provides that, at each funding date of any Delayed Draw Term Loan, we would execute and deliver to the applicable Lenders Delayed Draw Term Loan Warrants representing the pro rata portion of the Maximum Warrant Share Amount based on the amount of the Delayed Draw Term Loan provided by such Lender on the date thereof. We agreed in the Delayed Draw Term Loan Warrant Agreement to provide certain customary registration rights with respect to the resale of shares of common stock underlying the Delayed Draw Term Loan Warrants. As we are no longer eligible to use Form S-3 registration statements, we are required to use our commercially reasonable efforts to register for resale on a registration statement on Form S-1 the shares of common stock underlying the Delayed Draw Term Loan Warrants outstanding. The Delayed Draw Term Loan Warrant Agreement also contains customary indemnity, exculpation and contribution obligations in connection with such registration.
On June 26, 2025 and September 18, 2025, at our request, Unprocessed Foods, as the sole Lender at such time, made Delayed Draw Term Loans to us in the principal amounts of $40.0 million (the “Initial Draw”) and $60.0 million (the “Second Draw”), respectively. We have used, and expect to continue to use, the proceeds from such Delayed Draw Term Loans for general corporate purposes.
On June 26, 2025, in connection with the Initial Draw, we issued to Unprocessed Foods Delayed Draw Term Loan Warrants to purchase 127,449 shares of common stock with an initial exercise price of $97.80 per share, a fair value per share of $62.64 and an aggregate fair value of approximately $8.0 million. On September 18, 2025, in connection with the Second Draw, we issued to Unprocessed Foods Delayed Draw Term Loan Warrants to purchase 191,173 shares of common stock with an exercise price of $97.80 per share, that were previously held as contingently issuable Delayed Draw Term Loan Warrants. See Note 2, Summary of Significant Accounting Policies and Note 9, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

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
Pursuant to the terms of the Delayed Draw Term Loan Warrant Agreement, the exercise price of the Delayed Draw Term Loan Warrants is subject to a weighted average adjustment for certain below-market issuances of equity or equity-linked securities, subject to exceptions. On December 22, 2025, we adjusted the exercise price for the Delayed Draw Term Loan Warrants from $97.80 to $58.50 in order to fully account for any and all potential past or future adjustments relating to the Exchange Offer, the payment of interest on the 2030 Notes in the form of common stock or in the form of payment-in-kind interest, as well as certain mandatory conversions, equitizations and make-whole payments that could result in additional issuances of common stock thereunder, if any. The exercise price for the Delayed Draw Term Loan Warrants was further adjusted to $58.33 on September 23, 2026, in connection with the Company’s exchange of $15.0 million in aggregate principal amount of 2027 Notes.
As of September 26, 2026 and December 31, 2025, we had drawn the entire $100.0 million and had no amount available under the Delayed Draw Term Loan Facility. The aggregate fair value of the Delayed Draw Term Loan Warrants was initially recorded as a discount to the debt under the Delayed Draw Term Loans and is being amortized to interest expense using the effective interest rate method. The unamortized portion of the Delayed Draw Term Loan Warrants discount was $17.9 million and $19.5 million as of September 26, 2026 and December 31, 2025, respectively. As of September 26, 2026 and December 31, 2025, unamortized portion of issuance costs comprised of legal fees and other direct costs of $6.5 million and $7.2 million, respectively, in connection with the Loan and Security Agreement were recorded as a debt discount against the $100.0 million principal amount of the Delayed Draw Term Loans in our unaudited condensed consolidated balance sheet and is being amortized to interest expense using the effective interest rate method.
As of September 26, 2026 and December 31, 2025, we were in compliance with the covenants of the Loan and Security Agreement. However, because we failed to timely deliver to the lender by March 31, 2026 certain audited annual financial statements for our fiscal year ended December 31, 2025, as required by the terms of the Loan and Security Agreement, we were in default and provided notice thereof to the lender as required. Upon the filing of our 2025 Form 10-K filed with the SEC on April 9, 2026 containing such audited annual financial statements, and delivery to the lender of certain other documents required to be delivered concurrently, such default was remedied and we regained compliance with the covenants of the Loan and Security Agreement.
Liquidity Outlook
Our cash from operations has been and could continue to be, affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part I, Item 1A, Risk Factors, in our 2025 10-K and in Part II, Item 1A, Risk Factors and Note Regarding Forward-Looking Statements included elsewhere in this report. In addition, inflation, tariffs, high interest rates in certain geographic regions, overall economic conditions, concerns about ongoing hostilities in Eastern Europe and the conflict in the Middle East (including with Iran), and civil or political unrest, among other factors, have led to increased disruption and volatility in capital markets and credit markets generally, which could adversely affect our ability to access capital resources in the future and potentially harm our liquidity outlook.

We have a history of losses and negative cash flows from operating activities. We recognized a net loss of $82.8 million in the three months ended September 26, 2026, compared to a net loss of $97.0 million in the three months ended September 27, 2025. We recognized a net loss of $94.9 million in the nine months ended September 26, 2026, compared to a net loss of $189.9 million in the nine months ended September 27, 2025, as ongoing and persistent declines in demand in the plant-based meat category and for our products, changes in product sales mix and distribution losses in certain channels, among other things, resulted in declines in our total net revenues that we were unable to offset with commensurate cost reductions. Loss from operations in the three months ended September 26, 2026 and September 27, 2025 was $93.0 million and $98.1 million, respectively. Loss from operations in the nine months ended September 26, 2026 and September 27, 2025 was $164.9 million and $200.0 million, respectively. In the nine months ended September 26, 2026 and September 27, 2025, we incurred negative cash flows from operating activities of $37.3 million and $101.2 million, respectively. While we are implementing a business plan focused on achieving sustainable, profitable operations over time, including the strategic initiatives described elsewhere in this report, we expect that we will continue to operate at a loss for the foreseeable future. As part of our current business plan, we intend to continue to reduce operating expenses and utilize inventory management to reduce working capital, while investing in capital projects at our production facilities to reduce production costs.
In 2023, we initiated our Global Operations Review, which involves narrowing our commercial focus to certain anticipated growth opportunities, and accelerating activities that prioritize gross margin expansion and cash generation. These efforts have to date included or resulted in, and may in the future include or result in, the exit or discontinuation of select product lines; entry into new, adjacent categories; changes to our pricing architecture within certain channels; cash-accretive inventory reduction initiatives; non-cash charges such as provision for excess, non-saleable and obsolete inventory and potential additional losses from impairment, write-offs, disposals and accelerated depreciation of fixed assets, and losses on sale and write-down of fixed assets; further optimization of our manufacturing capacity and real estate footprint; workforce reductions; and the cessation of our operational activities in China in 2025.
Based on our current business plan, we believe that our existing cash balances, including our anticipated cash flows from operating activities, will be sufficient to fund our operations and meet our foreseeable cash requirements, including repayment of the 2027 Notes at their maturity on March 15, 2027 and maintaining compliance with the minimum liquidity covenants under the Loan and Security Agreement and the 2030 Notes Indenture, for at least the next twelve months from the date of issuance of the unaudited condensed consolidated financial statements included in this report. However, our ability to meet these requirements will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flows from operating activities and our ability to manage costs and working capital successfully. Beyond the next twelve months, our ability to meet our obligations, including under the 2030 Notes and the Loan and Security Agreement, will also depend on our ability to raise additional capital, refinance, repay or restructure our indebtedness and ultimately achieve profitable operations. If substantial losses continue, or if we are unable to raise sufficient additional capital on reasonable terms, liquidity concerns may require us to curtail operations, sell assets or pursue other actions that could adversely affect future operations. Additionally, we may use our cash resources faster than we predict due to unexpected expenditures or higher-than-expected expenses due to unfavorable macroeconomic events, including inflationary pressures or otherwise, competition or other factors that are beyond our control. See Part II, Item 1A, Risk Factors—Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital—If we are unable to raise additional capital in the future or refinance, repay or restructure our indebtedness when due, management may express substantial doubt about our ability to continue as a going concern in future financial statements, included elsewhere in this report.
On July 31, 2026, we entered into the Fifth Amendment to Lease with HC Hornet Way, LLC, the landlord of our Campus Headquarters (the “Landlord”), pursuant to which, among other things, we agreed to surrender the Surrendered Premises and to perform specified repair, restoration and removal work with respect to the

Surrendered Premises by August 31, 2026 (except for certain exterior items, which must be completed by April 30, 2027). We did not complete this work by August 31, 2026, and the work remains ongoing.
On September 18, 2026, the Landlord delivered a notice under the Campus Lease asserting that we had not surrendered possession of the Surrendered Premises or completed the required work. The notice did not declare a default under the Campus Lease or demand payment of any amount, and the Landlord has reserved its rights and remedies under the Campus Lease.
If a default were to occur under the Campus Lease, following receipt of written notice and the passing of all applicable cure periods, and the Landlord were to pursue its rights and remedies thereunder, which could include seeking to recover all or a substantial portion of the rent and other amounts remaining payable over the term of the Campus Lease, our cash requirements under the Campus Lease could increase or be accelerated. As of September 26, 2026, the remaining undiscounted base lease payments under the Campus Lease were approximately $85.0 million, including $14.0 million of additional base rent payable under the Fifth Amendment to Lease (the “Compromise Rent”), and the Landlord holds a $12.5 million letter of credit securing our obligations under the Campus Lease. In addition, the Campus Lease is a specified contract under the Loan and Security Agreement, and a material default under the Campus Lease that remains unremedied for 60 days after our receipt of written notice could constitute an event of default under the Loan and Security Agreement. If such an event of default were to occur, the lenders could declare the obligations under the Loan and Security Agreement (approximately $114.2 million, including accrued paid-in-kind interest, as of September 26, 2026) immediately due and payable, and any such acceleration could, in turn, result in the acceleration of the 2030 Notes. Because the Campus Lease represents one of our most significant long-term obligations, any of these events could materially adversely affect our liquidity. See Note 6, Leases, to the Notes to Unaudited Condensed Consolidated Financial Statements and Part II, Item 1A, Risk Factors—Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital—We did not complete the surrender and restoration of certain leased space at our Campus Headquarters by the date specified in the Fifth Amendment to Lease, and we may incur damages, face related claims and, if a default occurs, experience an acceleration of our indebtedness, included elsewhere in this report.
Given that we continue to incur losses from operations and negative cash flows from operating activities, we expect to seek to raise additional capital in the future through the issuance of additional equity and/or debt securities, and/or incur other indebtedness, some or all of which may, subject to the covenants in the agreements governing our indebtedness, be secured, to continue to fund our operations and repay our indebtedness. Any such capital raises through the issuance of equity and/or debt securities, could result in additional dilution to our existing stockholders and may negatively impact the market price of our common stock. Any issuance of additional equity or debt securities may be for cash or in exchange for any of our outstanding notes such as our 2027 Notes, which could have a highly dilutive effect on current stockholders and could negatively affect the trading price of our common stock. Similarly, if the Lenders exercise their Delayed Draw Term Loan Warrants pursuant to the Delayed Draw Term Loan Warrant Agreement, the resulting issuance of our common stock to such Lenders would have a dilutive effect on our current stockholders and could negatively affect the trading price of our common stock. In addition, any such potential financings may result in the imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. For example, the Loan and Security Agreement and the indenture governing the 2030 Notes contain covenants that restrict our ability to engage in certain transactions and could limit our ability to raise additional financing. See Liquidity and Capital Resources—Loan and Security Agreement; Delayed Draw Term Loan Warrant Agreement above. Furthermore, any securities issued pursuant to potential financings may include rights that are senior to our shares of common stock. However, we cannot assure you that we will be able to successfully raise additional funds for the amounts needed or when needed, or on terms commercially acceptable, if at all. Our inability to raise required capital in the future would have a material adverse effect on our business, financial condition and results of operations. See Part I, Item 1A, Risk Factors—Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital, in our 2025 10-K. Our

cash requirements under our significant contractual obligations and commitments are listed below in the section titled Contractual Obligations and Commitments.
Our future capital requirements may vary materially from those currently planned and will depend on many factors including, among others, demand in the plant-based meat category and for our products, which has continued to decline; the success of our planned expansions into adjacent product categories; our rate of revenue generation and the success of our planned gross margin expansion initiatives; the results of our Global Operations Review and the successful implementation of our ongoing cost-reduction initiatives; the impact of economic and political conditions in the U.S. and international markets on our business; timing to adjust our supply chain and cost structure in response to material fluctuations in product demand; the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets; our investment in and build out of our Campus Headquarters, including the timing and success of surrendering, subleasing, assigning or otherwise transferring the remaining excess space or negotiating other partial lease terminations and/or subleases or other dispositions of our Campus Headquarters on terms advantageous to us or at all; the success of, and expenses associated with, our marketing initiatives; our investment in manufacturing and facilities to optimize our manufacturing and production capacity, including co-manufacturer underutilization fees, termination fees and exit costs; our investments in real property; the costs required to fund domestic and international operations and growth; the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes; any lawsuits related to our products or commenced against us, including the judgment entered against us in the Sonate Trademark Infringement Litigation and the related post-trial and appellate proceedings; the expenses needed to attract and retain skilled personnel; variations in product selling prices and costs, the timing and success of changes to our pricing architecture, and the mix of products sold; the level of trade and promotional spending to support our products appropriately; the expenses associated with our sales force; our management of accounts receivable, inventory, accounts payable and other working capital accounts; the impact of foreign currency exchange rate fluctuations on our cash balances; the costs associated with being a public company; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and the timing, receipt and amount of sales of, or royalties on, any future approved products, if any. Given our current business strategy, however, we expect that we will need to secure additional financing beyond the next twelve months in order to execute our plans and continue our operations.
Our operating environment continues to be affected by uncertainty related to macroeconomic issues, including economic and geopolitical uncertainty in domestic and international markets, ongoing and persistent declines in demand in the plant-based meat category and for our products, inflation, high interest rates, current and proposed future tariffs and related trade wars, increased uncertainty surrounding international trade policy and regulations, including through the implementation of retaliatory tariffs or related counter-measures and the negative effects of anti-American sentiment, and potential recessionary concerns, among other things, all of which have had and could continue to have unforeseen impacts on our actual realized results, including our liquidity outlook. Our ability to make progress toward reducing operating expenses and achieving our profitability, cash flow and financial performance objectives is dependent on a number of assumptions and uncertainties, including, without limitation, demand in the plant-based meat category and for our products, which has continued to decline; our ability to both raise capital and reduce costs and achieve positive gross margin; our ability to generate revenues and gross profit and meet operating expense reduction targets, which may be subject to factors beyond our control; timing of capital expenditures; and our ability to monetize inventory and manage working capital. The other risks described in our 2025 10-K and elsewhere in this report may also hinder our ability to implement our strategic initiatives. As a result, we cannot guarantee that we will achieve our profitability and financial performance objectives in the future, whether on our expected timelines, or at all.

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
On May 7, 2025, we entered into the Loan and Security Agreement, which provides for a new first-lien senior secured debt in an aggregate principal amount of up to $100.0 million. On June 26, 2025 and September 18, 2025, at our request, Unprocessed Foods, as the sole Lender at such time, made Delayed Draw Term Loans to us in the principal amounts of $40.0 million and $60.0 million, respectively. We have used, and expect to continue to use, the proceeds from such Delayed Draw Term Loans for general corporate purposes. As of September 26, 2026 and December 31, 2025, we had $114.2 million and $104.6 million, respectively, in Delayed Draw Term Loans outstanding, including accrued PIK interest, which is included in Delayed draw term loans, net, in our unaudited condensed consolidated balance sheets, and have no amounts available to borrow. See Note 9, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
As of September 26, 2026, we had $154.6 million in unrestricted cash and cash equivalents and $14.6 million in restricted cash, which was comprised of $12.5 million to secure the letter of credit delivered to our Landlord as security for the performance of our obligations under our Campus Lease, $1.1 million (€1.0 million) to secure the letter of credit associated with a third party contract manufacturer in Europe and $1.0 million to secure the letter of credit associated with our Sales Agreement with Roquette to purchase pea protein. As of September 26, 2026 and December 31, 2025, $13.5 million and $9.3 million, respectively, of the restricted cash was included in Restricted cash, non-current. In June 2026, we received $4.0 million from a former co-manufacturer pursuant to an $11.0 million settlement agreement we entered on April 24, 2026, and, on July 10, 2026, we received the remaining $7.1 million, which includes approximately $0.1 million of interest.
Subsequent to September 26, 2026, on October 9, 2026, we deposited $15.7 million with a bonding company in connection with the supersedeas bond securing the judgment in the Sonate Trademark Infringement Litigation. See Note 17, Subsequent Events, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
On September 24, 2026, we entered into a 24-month license agreement for office space at 2250 and 2252 East Maple Avenue in El Segundo, California. The license term commenced on September 28, 2026 and expires on September 30, 2028, subject to earlier termination by either party under certain circumstances. Subsequent to September 26, 2026, the Company delivered a $240,000 cash security deposit in accordance with the agreement. In November 2026, the Company delivered to the licensor a letter of credit in the amount of $200,000, and the licensor is required to return the $240,000 cash security deposit to the Company within ten business days after receipt of a conforming letter of credit. See Note 6, Leases, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
See Liquidity Outlook above for a discussion of factors affecting the sufficiency of these sources of liquidity.

Cash Flows
The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended
	September 26, 2026	September 27, 2025
Cash (used in) provided by:
Operating activities	$(37,258)	$(101,151)
Investing activities	$(1,354)	$(7,991)
Financing activities	$(10,578)	$90,834
Net Cash Used in Operating Activities
In the nine months ended September 26, 2026, we incurred a net loss of $94.9 million, which was the primary reason for net cash used in operating activities of $37.3 million. Net cash provided by changes in our operating assets and liabilities were $9.8 million, primarily due to a decrease in all major classes of inventories resulting from our continued focus on inventory reduction, and an increase in accounts payable from the timing of payments of vendor invoices; partially offset by a decrease in accrued expenses and other current liabilities. In addition, $47.8 million of non-cash net adjustments to reconcile net loss to net cash used in operating activities included loss from impairment of long-lived assets, gain on debt extinguishment, gain on the remeasurement of derivative liability, remeasurement of Delayed Draw Term Loan warrant liability relating to the Delayed Draw Term Loan Warrants, depreciation and amortization expense, including accelerated depreciation recorded resulting from the cessation of our operational activities in China, share-based compensation expense, PIK interest and amortization of debt issuance costs and debt discount. Net loss in the nine months ended September 26, 2026 also reflected the non-cash $21.8 million reduction in the litigation-related accrual associated with the Sonate Trademark Infringement Litigation.
In the nine months ended September 27, 2025, we incurred a net loss of $189.9 million, which was the primary reason for net cash used in operating activities of $101.2 million. Net cash provided by changes in our operating assets and liabilities were $6.7 million, primarily due to a decrease in all major classes of inventory, and a decrease in prepaid expenses and other current assets, partially offset by a decrease in accrued expenses and other current liabilities; an increase in prepaid lease costs, non-current due to lease payments towards unoccupied phases of our Campus Headquarters for which leases have not yet commenced; a decrease in accounts payable from timing of payments of vendor invoices; and a decrease in operating lease liabilities due to a reduction in new leases entered into. In addition, $82.1 million of non-cash net adjustments to reconcile net loss to net cash used in operating activities included loss from impairment of long-lived assets, depreciation and amortization expense, including accelerated depreciation recorded resulting from the cessation of our operational activities in China, share-based compensation expense, non-cash lease expense and amortization of convertible debt issuance costs and unrealized gains on foreign currency exchange transactions.
In the nine months ended September 26, 2026 and September 27, 2025, depreciation and amortization expense was $18.1 million and $25.0 million, respectively, including $2.1 million and $5.0 million, respectively, in accelerated depreciation related to the reassessment of the useful lives of certain assets in China resulting from the cessation of our operational activities in China.
Net Cash Used in Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our investments in property, plant and equipment, offset by proceeds from sales of certain fixed assets.

In the nine months ended September 26, 2026, net cash used in investing activities was $1.4 million and consisted of $5.5 million in cash outflows for purchases of property, plant and equipment, primarily driven by investments in production equipment and facilities, and $0.4 million in cash outflows for payment of security deposits, partially offset by $4.6 million in proceeds from sales of certain fixed assets and certain assets held for sale.
In the nine months ended September 27, 2025, net cash used in investing activities was $8.0 million and consisted of $9.3 million in cash outflows for purchases of property, plant and equipment, primarily driven by investments in production equipment and facilities, partially offset by $1.3 million in proceeds from sales of certain fixed assets.
Net Cash (Used in) Provided by Financing Activities
In the nine months ended September 26, 2026, net cash used in financing activities was $10.6 million, primarily from cash outflows of $7.6 million in payments under finance lease obligations, and $3.0 million in payments of minimum withholding taxes on net share settlement of equity awards.
In the nine months ended September 27, 2025, net cash provided by financing activities was $90.8 million, primarily from $100.0 million in proceeds from the Delayed Draw Term Loan described above, partially offset by cash outflows for payments of $7.3 million in debt issuance costs, $1.5 million in payments under finance lease obligations, and $0.4 million in payments of minimum withholding taxes on net share settlement of equity awards.
Contractual Obligations and Commitments
There have been no significant changes during the nine months ended September 26, 2026 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the 2025 10-K, other than the following:
Debt Obligations
In March 2021, we issued a total of $1.15 billion aggregate principal amount of 2027 Notes. The proceeds from the issuance of the 2027 Notes were approximately $1.0 billion, net of capped call transaction costs of $84.0 million and debt issuance costs totaling $23.6 million. In connection with the Exchange Offer, we issued a total of (i) $209,721,000 in aggregate principal amount of 2030 Notes (inclusive of $12.5 million in aggregate principal amount of 2030 Notes as payment of the SteerCo Premium) and (ii) 10,594,483 New Shares. The tendered and accepted 2027 Notes together represented 97.44% of the aggregate principal amount of 2027 Notes outstanding prior to the Exchange Offer.
There were no conversions of 2030 Notes during the three months ended September 26, 2026. In the nine months ended September 26, 2026, pursuant to the 2030 Notes Indenture, we issued an aggregate of 1,913,604 Conversion Shares to certain holders of the 2030 Notes upon the conversion by such holders of $68.8 million in aggregate principal amount of 2030 Notes into shares of the Company’s common stock.
The carrying amount of the liability for the 2030 Notes as of September 26, 2026 and December 31, 2025, was $209.6 million and $308.4 million, respectively, net of debt discount, which represents the issuance date principal amount plus the undiscounted future cash flows using the PIK election, including any amounts contingently payable, and amounts reduced, on a pro rata basis, from partial conversion settlements completed during the period, offset by amortization of the debt discount, included in 2030 Notes, net, under Long-term liabilities in our unaudited condensed consolidated balance sheets. We expect to continue to make the PIK election throughout the term of the 2030 Notes. See Liquidity and Capital Resources—Convertible Notes and Exchange Offer above and Note 9, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

On May 7, 2025, we entered into the Loan and Security Agreement with the Lenders and certain of our subsidiaries, as guarantors, pursuant to which the Lenders agreed to provide for the Delayed Draw Term Loan Facility in an aggregate principal amount of up to $100.0 million. In connection with the Loan and Security Agreement, we also entered into the Delayed Draw Term Loan Warrant Agreement relating to the issuance of the Delayed Draw Term Loan Warrants that grant the Lenders the right to purchase up to, in the aggregate, 318,622 shares of our common stock. The Loan and Security Agreement provides that, at each funding date of any Delayed Draw Term Loan, we would execute and deliver to the applicable Delayed Draw Term Loan Warrants representing the pro rata portion of the Maximum Warrant Share Amount based on the amount of the Delayed Draw Term Loan provided by such Lender on the date thereof. On June 26, 2025 and September 18, 2025, at our request, Unprocessed Foods, as the sole Lender at such time, made Delayed Draw Term Loans to us in the principal amounts of $40.0 million and $60.0 million, respectively. As of September 26, 2026 and December 31, 2025, we had $114.2 million and $104.6 million, respectively, in Delayed Draw Term Loans outstanding, including accrued PIK interest, which is included in Delayed draw term loans, net, in our unaudited condensed consolidated balance sheets, and have no amounts available to borrow. See Liquidity and Capital Resources—Loan and Security Agreement; Delayed Draw Term Loan Warrant Agreement above, and Note 1, Introduction, Note 2, Summary of Significant Accounting Policies, and Note 9, Debt, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
On September 23, 2026, we issued 1,097,444 shares of common stock at the initial settlement of privately negotiated exchanges of $15.0 million in aggregate principal amount of 2027 Notes. As of September 26, 2026, pursuant to Exchange Agreements, we were obligated to deliver an additional 455,184 shares based on the completed three-day VWAP observation period. Such shares were issued to the exchanging 2027 Note holders on September 28, 2026. As of September 26, 2026, $14.5 million in aggregate principal amount of 2027 Notes remained outstanding. See Note 9, Debt and Note 17, Subsequent Events, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Leases
We paid $3.6 million and $8.3 million in rent prepayments and payments towards construction costs of the Campus Headquarters in the nine months ended September 26, 2026 and year ended December 31, 2025, respectively. Our lease commitments, including the Campus Lease, related amendments, sublease arrangements, and letter of credit, are described in Note 6, Leases, and Note 12, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
On July 31, 2026, we entered into the Fifth Amendment to Lease. The consideration for the surrender, the release of claims, and certain other terms in the Fifth Amendment to Lease includes, among other things: (a) payment by the Company to the Landlord of $14.0 million, as Compromise Rent, payable in forty-eight (48) monthly installments of approximately $291,667 during the periods February 1, 2027 through April 30, 2027 and August 1, 2028 through April 30, 2032; (b) performance by the Company, at its sole cost and expense, of specified restoration, repair, and removal obligations with respect to the Surrendered Premises by August 31, 2026 (except for certain exterior items which must be completed by April 30, 2027), estimated to cost approximately $4.9 million, including broker fees; and (c) continued payment by the Company of base rent (under the existing rent schedule) and additional rent attributable to the Surrendered Premises through the day before the lease of the Surrendered Premises to a new tenant (the “New Tenant”) commences (the “Surrender Termination Date”), which is expected to occur no later than July 31, 2027. After the Surrender Termination Date, the Company will begin paying rent under the revised rent schedule per the Fifth Amendment to Lease, the base rent under which includes an amount equal to the base rent abatement to which the New Tenant is entitled for months two through eleven of its lease term, payable in equal installments over those ten months.

Our obligations under the Campus Lease could increase or be accelerated if we do not complete the restoration, repair and removal work with respect to the Surrendered Premises within the applicable cure period, or if our failure to timely perform delays the New Tenant’s improvements. See Liquidity and Capital Resources—Liquidity Outlook above, Note 6, Leases, to the Notes to Unaudited Condensed Consolidated Financial Statements, and Part II, Item 1A, Risk Factors—Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital—We did not complete the surrender and restoration of certain leased space at our Campus Headquarters by the date specified in the Fifth Amendment to Lease, and we may incur damages, face related claims and, if a default occurs, experience an acceleration of our indebtedness, included elsewhere in this report.
Big Geyser
On April 15, 2026, we entered into a distribution agreement (the “Distribution Agreement”) with Big Geyser, Inc. (“Big Geyser”), pursuant to which Big Geyser will sell, distribute, market and assist in the promotion of our products. On June 22, 2026, in connection with the Distribution Agreement, we and Big Geyser entered into two separate warrant agreements (each as further described below) setting forth the rights and obligations of the Company and Big Geyser in connection with warrants representing Big Geyser’s right to purchase up to, in the aggregate, 138,889 shares of our common stock.
Tranche 1 Warrant Agreement
The first warrant (the “BG Tranche 1 Warrant”) entitles Big Geyser to purchase up to an aggregate of 83,334 shares of common stock at an exercise price of $18.00 per share. The BG Tranche 1 Warrant is exercisable by Big Geyser, in whole or in part, at any time, or from time to time, prior to the expiration of the warrant agreement governing the BG Tranche 1 Warrant (the “BG Tranche 1 Warrant Agreement”), by tendering to us at our principal office a notice of exercise. Promptly upon receipt of such exercise notice and the payment of the exercise price, and in no event later than two (2) business days thereafter, we will issue to Big Geyser the whole number of shares of common stock purchased plus an amount in cash representing any fractional share of common stock otherwise due upon such exercise.
The BG Tranche 1 Warrant will be exercisable by payment in cash from time to time until or prior to 5:00 p.m. (Eastern Time) on the eighteen-month anniversary of the initial issuance of the BG Tranche 1 Warrant. The BG Tranche 1 Warrant is subject to adjustment from time to time in accordance with the provisions of the BG Tranche 1 Warrant Agreement, including a weighted average adjustment for certain below-market issuances of equity or equity-linked securities, subject to exceptions set forth in the BG Tranche 1 Warrant Agreement. The BG Tranche 1 Warrant may not be transferred or assigned to any person other than Permitted Transferees (as defined in the BG Tranche 1 Warrant Agreement) without our prior written consent. See Note 10, Stockholders’ Deficit, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Tranche 2 Warrant Agreement
The second warrant (the “BG Tranche 2 Warrant” and, together with the BG Tranche 1 Warrant, the “BG Warrants”) entitles Big Geyser to purchase up to an aggregate of 55,555 shares of common stock at an exercise price of $0.001 per share. The BG Tranche 2 Warrant is subject to certain performance-based vesting conditions based on the cumulative number of cases of the Company’s beverage products sold by Big Geyser into retail, convenience, foodservice and other outlets in the New York metropolitan area as described in the BG Tranche 2 Warrant Agreement (as defined below).
The BG Tranche 2 Warrant, if vested, is exercisable by Big Geyser, in whole or in part, at any time, or from time to time, prior to the expiration of the warrant agreement governing the BG Tranche 2 Warrant (the “BG Tranche 2 Warrant Agreement” and, together with the BG Tranche 1 Warrant Agreement, the “BG Warrant

Agreements”), by tendering to us at our principal office a notice of exercise. Promptly upon receipt of such exercise notice and the payment of the exercise price, and in no event later than two (2) business days thereafter, we will issue to Big Geyser the whole number of shares of common stock purchased plus an amount in cash representing any fractional share of common stock otherwise due upon such exercise. As of September 26, 2026, none of the vesting conditions of the BG Tranche 2 Warrant were met, however they were probable of being met over the forecast period estimated by the Company.
The BG Tranche 2 Warrant, if vested, will be exercisable by payment in cash or by way of “Net-Share Settlement” (as defined in the BG Tranche 2 Warrant Agreement) from time to time until or prior to 5:00 p.m. (Eastern Time) on the 20th business day following the expiration of the Distribution Agreement. The BG Tranche 2 Warrant is subject to adjustment from time to time in accordance with the provisions of the BG Tranche 2 Warrant Agreement, including a weighted average adjustment for certain below-market issuances of equity or equity-linked securities, subject to exceptions set forth in the BG Tranche 2 Warrant Agreement. The BG Tranche 2 Warrant may not be transferred or assigned to any person other than Permitted Transferees (as defined in the BG Tranche 2 Warrant Agreement) without our prior written consent. See Note 10, Stockholders’ Deficit, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
China Investment and Lease Agreement
In 2020, we and our subsidiary, Beyond Meat (Jiaxing) Food Co., Ltd. (“BYND JX”), entered into an investment agreement with the Administrative Committee (the “JX Committee”) of the Jiaxing Economic & Technological Development Zone (the “JXEDZ”) pursuant to which, among other things, BYND JX agreed to make certain investments in the JXEDZ in two phases of development, and we agreed to guarantee certain repayment obligations of BYND JX under such agreement. As of September 26, 2026, we had invested $22.5 million as the registered capital of BYND JX that included $0.5 million to fund the cessation of its operational activities in China, and advanced $20.0 million to BYND JX. During the nine months ended September 26, 2026, we determined that the cessation of our operational activities in China was substantially complete. As a result, we reclassified approximately $0.9 million of cumulative foreign currency translation losses related to BYND JX from Accumulated other comprehensive loss to Other (expense) income, net in our unaudited condensed consolidated statement of operations in the nine months ended September 26, 2026. See Note 12, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
During Phase 1, we agreed to invest $10.0 million as the registered capital of BYND JX in the JXEDZ through intercompany investment in BYND JX, and BYND JX agreed to lease a facility in the JXEDZ for a minimum of two years. In connection with such agreement, BYND JX entered into a factory leasing contract with a JXEDZ company, pursuant to which BYND JX agreed to lease and renovate a facility in the JXEDZ and lease it for a minimum of two years. In 2022, the lease was amended to extend the term for an additional five years without rent escalation. On February 24, 2025, as part of our Global Operations Review, our board of directors approved a plan to suspend our operational activities in China, which ceased as of the end of 2025. The Company entered into an agreement terminating the factory lease in August 2026.
The Planet Partnership
In 2021, we entered into the Planet Partnership, LLC (“TPP”), a joint venture with PepsiCo, Inc., to develop, produce and market innovative snack products made from plant-based protein. In the three months ended September 26, 2026 and September 27, 2025, we recognized our share of the loss in TPP in the amount of $11,000 and $7,000, respectively. In the nine months ended September 26, 2026 and September 27, 2025, we recognized our share of the loss in TPP in the amount of $43,000 and $77,000, respectively. As of September 26, 2026 and December 31, 2025, we had contributed our share of the investment in TPP in the amount of $27.6 million. See Note 12, Commitments and Contingencies, and Note 15, Related Party

Transactions, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
Purchase Commitments
In 2022, we entered into a co-manufacturing agreement (“Agreement”) with a co-manufacturer to manufacture various products. The Agreement included a minimum order quantity commitment per month and an aggregate quantity over a five-year term. On November 21, 2023, we terminated the Agreement because the co-manufacturer failed to meet its obligations under the Agreement and recorded $4.4 million in termination-related charges. In March 2024, the co-manufacturer brought an action against us in a confidential arbitration proceeding. See Note 12, Commitments and Contingencies—Litigation—Arbitration with Former Co-Manufacturer, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. On April 24, 2026, the parties reached a full and final settlement in the amount of $11.0 million, which was due and payable to us within 60 days. We received $4.0 million of the settlement amount related to this dispute in June 2026, and the remaining $7.1 million, which includes approximately $0.1 million of interest, was received on July 10, 2026. We recognized $11.0 million as a reduction of Total SG&A expenses in our unaudited condensed consolidated statements of operations for the nine months ended September 26, 2026.
On March 28, 2026, we and Roquette Frères (“Roquette”) entered into a Sales Agreement (the “Sales Agreement”) pursuant to which Roquette will provide us with pea protein. The Sales Agreement expires on December 31, 2027, subject to extension or early termination under certain circumstances. The Sales Agreement provides for pea protein to be supplied by Roquette in each of 2026 and 2027, on a purchase order basis per specified minimum annual base quantities, subject to periodic adjustment based on our binding forecasted requirements throughout the term. We are not required to purchase and Roquette is not required to deliver pea protein in amounts in excess of such specified minimum annual quantities. The total annual amount purchased each year by us must be at least the minimum amount specified in the Sales Agreement, which totals in the aggregate approximately $23.5 million (subject to annual inflationary and exchange rate adjustments) over the term of the Sales Agreement. If we do not purchase the applicable minimum annual quantities, we will be required to pay Roquette liquidated damages calculated as a percentage of the amount we would have been required to pay for the unpurchased volumes in the relevant year, subject to roll over of a portion of unpurchased volumes from year to year. The Sales Agreement requires us to procure a $1.0 million standby letter of credit to secure our payment obligations thereunder and also provides for us and Roquette to indemnify one another in certain circumstances. We procured a $1.0 million standby letter of credit to secure our payment obligations under the Sales Agreement, which is included in Restricted cash, non-current as of September 26, 2026. As of September 26, 2026, pursuant to the Sales Agreement, the Company committed to purchase pea protein inventory totaling $15.7 million, of which $4.0 million is expected to be purchased in the remainder of 2026 and $11.7 million in 2027. As of September 26, 2026, we had also committed to purchase avocado oil and canola oil inventories totaling $2.8 million, of which $2.1 million is expected to be purchased in the remainder of 2026 and $0.7 million in 2027.
As of September 26, 2026, we had $4.4 million in outstanding purchase order commitments for capital expenditures primarily to purchase property, plant and equipment including machinery and equipment, payments for which will be due within twelve months of September 26, 2026.
Related Party Transactions
Net revenues from related parties, which consist of sales to the Zandbergen Entities, were $9.4 million and $7.4 million in the three months ended September 26, 2026 and September 27, 2025, respectively, and $27.8 million and $19.7 million in the nine months ended September 26, 2026 and September 27, 2025, respectively, representing approximately 14.5% of our total net revenues in each of the three and nine months ended September 26, 2026. Cost of goods sold—related parties, which consists primarily of contract manufacturing and warehousing expenses paid to the Zandbergen Entities, was $5.6 million and $7.3 million in the three months ended September 26, 2026 and September 27, 2025, respectively, and $17.1 million and $18.5 million in the nine months ended September 26, 2026 and September 27, 2025, respectively. The increase in related party net revenues was primarily driven by increased sales in European retail channels.
See Note 15, Related Party Transactions, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
Except as described below, there have been no material changes in our critical accounting policies and estimates during the nine months ended September 26, 2026, compared to those disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, in our 2025 10-K.
Impairment of Long-Lived Assets.
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
We consider all of our long-lived assets to represent a single entity-wide asset group for the purpose of long-lived asset impairment assessment, excluding those sublease assets associated with the Varda Sublease (as described in Note 5, Leases, to the Notes to Consolidated Financial Statements included in the 2025 10-K and Note 6, Leases, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report). Management considers the subleased portion of the lease assets to represent a separate asset group, as these assets generate identifiable cash flows that are largely independent from the remainder of the entity-wide assets.

Fair values for the entity-wide asset group are estimated using the market approach and the income approach is utilized for the sublease asset group. Significant inputs used to estimate the fair value of the entity-wide asset group under the market approach include the trading price of our common stock, the number of shares outstanding, the estimated fair value of our outstanding debt and the fair value of the finance lease liabilities, net of the separate sublease asset group. The fair value of the right-of-use lease assets and prepaid lease costs, non-current are estimated using an income approach based on market-based rental rates for the relevant markets and property types and the selected discount rate. The significant assumptions used in estimating fair value of the sublease asset group under the income approach relate to forecasted cash flows over the remaining Campus Lease term, including the first extension period, and the selected discount rate used in the discounted cash flow model.
For the three and nine months ended September 26, 2026, we recognized a total loss from impairment of $57.1 million consisting of $27.3 million related to our entity-wide asset group and $29.8 million related to our sublease asset group. In the three and nine months ended September 27, 2025, we recognized at total loss from impairment of $51.3 million consisting of $25.1 million related to our entity-wide asset group and $26.2 million related to our sublease asset group. The loss from impairment was allocated to Property, plant and equipment, net, Operating lease right-of-use assets, and Prepaid lease costs, non-current, in the Company’s unaudited condensed consolidated balance sheets. See Note 6, Leases, and Note 8, Impairment of Long-Lived Assets, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
The Delayed Draw Term Loans borrowed under the Loan and Security Agreement mature on the Initial Maturity Date, which date may be extended by us, with the relevant Lenders’ consent, to no later than May 7, 2035. On June 26, 2025 and September 18, 2025, at our request, Unprocessed Foods, as the sole Lender at such times, made Delayed Draw Term Loans to us in the principal amounts of $40.0 million and $60.0 million, respectively. As of September 26, 2026 and December 31, 2025, we had $114.2 million and $104.6 million, respectively, in Delayed Draw Term Loans outstanding, including accrued PIK interest, which is included in Delayed draw term loans, net in our consolidated balance sheet, and have no amounts available to borrow.
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
In addition, we purchase some ingredients and other materials offshore, and the price and availability of such ingredients and materials may be affected by political events or other conditions in these countries or tariffs or trade wars. For example, the United States has recently signaled its intention to change U.S. trade policy, including potentially renegotiating or terminating existing trade agreements and leveraging tariffs. The imposition of new or increased tariffs could materially and adversely affect the accessibility or affordability of our ingredients and, in turn, our business, financial condition and results of operations. For additional information, see Part I, Item 1A, Risk Factors—Risks Related to Our Business—Disruptions in the worldwide economy, including an economic recession, downturn, changes to trade policies, periods of rising or high inflation or economic uncertainty and volatility, have adversely affected and may continue to adversely affect our business, results of operations and financial condition, in our 2025 10-K
In the three months ended September 26, 2026, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $0.5 million, or a decrease of approximately $0.5 million, respectively, to total cost of goods sold. In the nine months ended September 26, 2026, a hypothetical 10% increase or 10% decrease in the weighted-average cost of pea protein, our primary ingredient, would have resulted in an increase of approximately $1.4 million, or a decrease of approximately $1.4 million, respectively, to total cost of goods sold. We are working to diversify our sources of supply and intend to enter into long-term contracts to better ensure stability of prices of our raw materials. We have entered into a multi-year sales agreement with Roquette for the supply of pea protein, which expires in December 2027, subject to extension or early termination under certain circumstances. See Note 12, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
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
Foreign currency translation gain (loss), net of tax, reported as cumulative translation adjustment through Other comprehensive income (loss), net of tax were $0.3 million and $(48,000) in the three months ended September 26, 2026 and September 27, 2025, respectively. Foreign currency translation gain (loss), net of tax, reported as cumulative translation adjustment through Other comprehensive income (loss), net of tax were $3.3 million and $(3.6) million in the nine months ended September 26, 2026 and September 27, 2025, respectively. Net realized and unrealized foreign currency transaction (losses) gains included in Other, net were $(0.1) million and $0.1 million in the three months ended September 26, 2026 and September 27, 2025, respectively. Net realized and unrealized foreign currency transaction (losses) gains included in Other, net were $(3.2) million and $11.1 million in the nine months ended September 26, 2026 and September 27, 2025, respectively. During the nine months ended September 26, 2026, we determined that the cessation of our operational activities in China was substantially complete. As a result, we reclassified approximately $0.9 million of cumulative foreign currency translation losses related to BYND JX from Accumulated other comprehensive loss to Other (expense) income, net in our unaudited condensed consolidated statement of operations.
Based on the intercompany balances as of September 26, 2026, an assumed 5% or 10% adverse change to foreign currency exchange rates would result in a loss of approximately $4.3 million or $8.6 million, respectively, recorded in Other, net in the three and nine months ended September 26, 2026.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and other procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 26, 2026, due to the previously identified material weaknesses in internal control over financial reporting described below, which have not been remediated.
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
Previously Identified Material Weaknesses in Internal Control Over Financial Reporting
Management determined that the material weaknesses previously disclosed in Part II, Item 9A Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2025, continue to exist as of September 26, 2026.
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
As a result, management determined that there is a reasonable possibility that a material misstatement related to inventory and total cost of goods sold could occur and not be prevented or detected on a timely basis.
Remediation Plans for Previously Identified Material Weaknesses
There were no material changes to the remediation plans described in our Annual Report on Form 10-K for the year ended December 31, 2025 during the quarter ended September 26, 2026. The Company is implementing the following remediation plan:
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 26, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than ongoing remediation efforts related to the previously identified material weaknesses.
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
In 2026, we announced a strategic repositioning of our brand to “Beyond The Plant Protein Company,” under which we are expanding beyond our plant-based meat products into a broader portfolio of plant-based protein offerings across multiple categories and adjacencies, including products like Beyond Immerse, our first functional beverage line of sparkling plant-based protein drinks, Beyond Starmatter, our nutrient boosted protein powder, Beyond Starcut, our plant-based jerky bar, and Beyond Veggie, our center-of-plate burger made with more than 10 fruits and vegetables. This repositioning is intended to address prolonged weakness and category contraction in the traditional plant-based meat segment by leveraging our plant-based protein expertise, technology platform and brand to pursue new growth opportunities. However, this shift involves significant strategic, operational, and financial risks and uncertainties. We may not successfully reposition our brand in the minds of consumers, retailers or distributors, or we may fail to achieve meaningful consumer acceptance or incremental demand for a broader set of plant-based protein products. The repositioning may require substantial management time and financial resources that could otherwise be allocated to optimizing our plant-based meat products, our cost structure or addressing ongoing category headwinds. These risks are heightened in light of our history of net losses and negative cash flows from operations, which may limit our ability to fund the repositioning strategy or absorb the financial impact of an unsuccessful transition. See the risk factors related to our liquidity and capital resources discussed in our 2025 10-K.
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
We engage in related party transactions, which may result in conflicts of interest involving our senior management.
We have engaged in the past, and may continue to engage, in a number of related party transactions, including transactions with various entities in which our General Manager, EMEA or members of his immediate family have a direct or indirect financial interest or are officers or directors. Related party transactions may present conflicts of interest, could result in disadvantages to our Company and may impair investor confidence, which could materially and adversely affect us. Related party transactions could also cause us to become materially dependent on related parties in the ongoing conduct of our business, and related parties may be motivated by personal interests to pursue courses of action that are not necessarily in the best interests of our Company and our stockholders. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. In the case of transactions with affiliates, there may be an absence of arms’ length negotiations with respect to the terms, conditions and consideration with respect to goods and services provided to or by us. Our affiliates may economically benefit from our arrangements with related parties. If we engage in related party transactions on unfavorable terms, our operating results will be negatively impacted.
Any further impairment in the value of our tangible and intangible assets could have a material adverse effect on our business, financial position and operating results.
Our total assets reflect substantial tangible and intangible assets, including property, plant and equipment, right-of-use lease assets and prepaid lease costs, non-current. We perform an asset impairment analysis on an annual basis or whenever events or changes in circumstances indicate that a long-lived asset group may not be recoverable. In the three months ended September 27, 2025, the following triggering events indicated that the carrying amount of the Company’s long-lived assets may not be fully recoverable: (1) lower than expected performance in the three months ended September 27, 2025; (2) a sustained decline in the Company’s stock price, resulting in a decrease in market capitalization; and (3) our determination in the third quarter of 2025 that the ongoing softness in the plant-based meat category is likely to persist longer than previously anticipated. As a result of this assessment, the Company recognized a total loss from impairment of $51.3 million (as corrected; see Part II, Item 9B, Other Information, included in the 2025 10-K) related to its long-lived assets in the third quarter of 2025, including (a) $35.8 million for Property, plant and equipment, net, (b) $0.9 million for Operating lease right-of-use assets, and (c) $14.6 million for Prepaid lease costs, non-current. The loss from impairment is included in Loss from impairment of long-lived assets in the Company’s consolidated statement of operations for the year ended December 31, 2025. During the fourth quarter of 2025, we completed our annual assessment of our long-lived assets and determined that there were no additional indicators of impairment to the remaining carrying amounts of our long-lived assets. During the first and second quarters of 2026, we evaluated whether certain events or changes in circumstances indicated that the carrying amount of long-lived assets may not be recoverable, and we deemed it unlikely there was a risk of impairment as of March 28, 2026 or June 27, 2026 for the Company’s entity-wide asset group.
During the three months ended September 26, 2026, we identified certain triggering events in accordance with ASC 360 that indicated a need to test the long-lived assets of the Company’s entity-wide asset group for impairment as of September 26, 2026. These triggering events included a significant decline in the Company’s market capitalization during the quarter, a change in the manner and extent of asset use, and continuing operating and cash flow losses. The entity-wide asset group included Property, plant and equipment, net, Operating lease right-of-use assets and Prepaid lease costs, non-current, and excluded the separate sublease asset group. As a result of this assessment, we recognized an entity-wide loss from impairment of $27.3 million during the three and nine months ended September 26, 2026, which was allocated to Property, plant and equipment, net, Operating lease right-of-use assets, and Prepaid lease costs, non-current. In addition to the entity-wide loss from impairment, we recognized a loss from impairment of $29.8 million related to the sublease asset group in the three and nine months ended September 26, 2026. As a result, for the three and nine months ended September 26, 2026, we recognized a total loss from impairment of $57.1 million consisting of $27.3 million related to our entity-wide asset group and $29.8 million related to our sublease asset group. In the three and nine months ended September 27, 2025, we recognized a total loss from impairment of $51.3 million consisting of $25.1 million related to our entity-wide asset group and $26.2 million related to our sublease asset group.
See Note 2, Summary of Significant Accounting Policies, Note 6, Leases, and Note 8, Impairment of Long-Lived Assets, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report for additional information.
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
Any changes in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP or any future losses from impairment could have a material adverse effect on our business, financial position and operating results.
The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities, revenues and expenses. This includes estimates, judgments and assumptions for assessing the recoverability of our assets, pursuant to Financial Accounting Standards Board issued authoritative guidance. If any estimates, judgments or assumptions change in the future, the Company may be required to record additional expenses and/or losses from impairment. See Item 1A, Risk Factors—The Company is subject to accounting estimate risks, included in the 2025 10-K.
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
We perform an asset impairment analysis on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For example, we performed a recoverability test for the entity-wide asset group in the third quarter of 2026 resulting in a material loss from impairment in the third quarter of 2026. See Item 1A, Risk Factors—Risks Related to Our Business—Any further impairment in the value of our tangible and intangible assets could have a material adverse effect on our business, financial position and operating results.
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
Risks Related to Our Products
Our direct-to-consumer marketing and sales efforts may be unsuccessful, increasingly costly or subject to evolving technology, consumer behavior, third-party platform practices and regulatory requirements, which could adversely affect our business, financial condition and results of operations.
We rely on search engines, artificial intelligence-powered search and recommendation tools, social media platforms, influencers, retail media networks, email, SMS text messaging, digital advertising and other marketing channels to attract and retain consumers. Changes to platform algorithms, AI-generated search results, privacy requirements, advertising policies or consumer preferences may reduce the effectiveness of these channels or increase our customer acquisition costs.
Our ability to communicate directly with consumers also depends on compliance with evolving federal, state and international laws and regulations governing advertising, privacy and electronic communications, including the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the "CAN-SPAM Act") and the Telephone Consumer Protection Act (the "TCPA"), and any actual or alleged noncompliance by us or third parties acting on our behalf could result in litigation, regulatory investigations, fines, statutory damages, restrictions on our marketing activities or reputational harm.
In addition, we rely on third-party marketing partners, influencers and service providers whose performance, business practices or reputations may adversely affect our brand. If we are unable to effectively acquire, engage and retain consumers through our direct-to-consumer channels in a cost-effective and compliant manner, our net sales, profitability, financial condition and growth prospects could be materially adversely affected.
We may not successfully innovate, introduce or commercialize new products in adjacent categories outside our plant-based meat products, including our recently launched portfolio of protein products, including, our beverage line, Beyond Immerse, nutrient boosted protein powder line, Beyond Starmatter, plant-based jerky bar line, Beyond Starcut, and center-of-the plate burger line made with more than 10 fruits and vegetables, Beyond Veggie, and any failure could materially adversely affect our business, financial condition, results of operations and cash flows.
As part of our strategy to expand our product offering to become a leading plant-based protein company, we are pursuing opportunities in new product categories and adjacencies that leverage our plant-protein expertise, technology platform and brand. In April 2026, we entered into a distribution agreement with Big Geyser, a major non-alcoholic beverage distributor, to expand distribution of Beyond Immerse, our first functional beverage line of sparkling plant-based protein drinks, beyond direct-to-consumer channels into retail, convenience, foodservice and other outlets in the New York Metropolitan area. These efforts involve significant risks and uncertainties, many of which are heightened because beverages represent a new category with different formulation requirements, manufacturing processes, supply chains, shelf-life and storage needs, regulatory and labeling standards, and consumer usage patterns than our traditional plant-based meat products. In particular, functional beverages, protein powders and savory bars with protein or nutritional claims may be subject to heightened regulatory scrutiny by the FDA and FTC, including with respect to nutrient content claims, structure/

function claims and advertising substantiation, and any enforcement actions, required label modifications or restrictions on our marketing practices could increase our costs, delay our product launches or limit our ability to market Beyond Immerse, Beyond Starmatter, Beyond Starcut and Beyond Veggie as intended.
We may not accurately predict consumer taste preferences, demand or acceptance of Beyond Immerse, Beyond Starmatter, Beyond Starcut and Beyond Veggie or other new offerings that we may announce in the future, including whether our plant-based meat consumers will adopt functional beverages or whether the new line will attract new consumers. The timing, scale and success of distribution expansion, including our partnership with Big Geyser, may fall short of expectations due to performance issues, channel conflicts, termination risks or slower-than-anticipated rollout. We could also encounter delays or failures in scaling production, securing adequate ingredient supply, obtaining necessary permits, or achieving targeted pricing, margins or scale in the highly competitive beverage category. We may also encounter aggressive responses from well-established and better capitalized competitors in the broader beverage category. In addition, any quality, safety or performance issues with the new beverage products could harm our overall brand reputation. These initiatives also require the allocation of management attention and financial resources that could otherwise be directed toward our existing business or other priorities, and we may not realize the anticipated benefits or return on investment from these efforts in the time frame expected or at all.
Any of the foregoing could result in lower-than-expected revenues from Beyond Immerse, Beyond Starmatter, Beyond Starcut and Beyond Veggie or our plant-based meat product portfolio, higher-than-anticipated costs, excess inventory or obsolescence charges, impairment of related assets or diversion of resources, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks are in addition to the broader risks associated with the persistent decline in demand for plant-based meat products, intense competition and our history of operating losses.
Failure to continually innovate and successfully introduce and commercialize new products or successfully improve existing products may adversely affect our ability to grow.
A key element of our long-term growth strategy depends on our ability to develop and market new products and improvements to our existing products that meet our standards for quality and appeal to consumer preferences. For example, in 2025, we introduced our Beyond Ground, Beyond Steak Filet and Beyond Chicken Pieces lines and announced an expanded line of Beyond Steak. In January 2026, we introduced Beyond Immerse, a plant-based protein drink. In September 2026, we introduced Beyond Starmatter, a nutrient boosted protein powder, Beyond Starcut, a plant-based jerky bar, and Beyond Veggie, a center-of-plate burger made with more than 10 fruits and vegetables in direct-to-consumer sales. In April 2026, we expanded our line of Beyond Chicken Pieces to Beyond Chicken Pieces Spicy Buffalo and announced a distribution agreement with Big Geyser, a major non-alcoholic beverage distributor, for the launch of Beyond Immerse beyond the direct-to-consumer channel, expanding our first functional beverage line into the New York market with three distinct flavors. The success of our innovation and product development efforts, including the improvement of our existing plant-based meat product lines and the expansion to adjacent products outside of the plant-based meat category, is affected by our ability to anticipate changes in consumer preferences, accurately predict taste preferences and purchasing habits of consumers in new geographic markets, the technical capability of our innovation staff in developing and testing product prototypes, including complying with applicable governmental regulations, commercialization and scale-up of new products, the success of our management and sales and marketing teams in introducing and marketing new products, our ability to adapt to changes in technology, including the successful utilization of data analytics, artificial intelligence and machine learning, managing the distribution of new products and managing our partnerships with distributors in a product category that we have limited experience with. Our innovation staff members are continuously testing alternative plant-based proteins to the proteins we currently use in our products, as they seek to find additional protein options to our current ingredients that are more easily sourced, and which retain and build upon the quality and appeal of our current product offerings. Failure to develop, commercialize and market new products that appeal to consumers may lead to a decrease in our sales and profitability.

Additionally, the development and introduction of new products, such as Beyond Immerse, Beyond Starmatter, Beyond Starcut and Beyond Veggie requires substantial research, development, branding and marketing expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance or their contributions to our revenue and margins are less than we expect. Certain of our recently introduced new products, such as Beyond Immerse, are in highly competitive product categories and others that are introduced into select foodservice locations or originally sold exclusively through our former Beyond Test Kitchen DTC channel, may not gain broader acceptance from our customers or consumers. If we are unsuccessful in meeting our objectives with respect to new or improved products, our business could be harmed.
Risks Related to Our Lease Obligations, Indebtedness, Financial Position and Need for Additional Capital
If we are unable to raise additional capital in the future or refinance, repay or restructure our indebtedness when due, management may express substantial doubt about our ability to continue as a going concern in future financial statements
We have a history of net losses and negative cash flows from operating activities, and we expect to keep operating at a loss for the foreseeable future. For the nine months ended September 26, 2026, we reported a net loss of $94.9 million, which included a total loss from impairment of $57.1 million related to our entity-wide and sublease asset groups, and we used $37.3 million of cash in operating activities. Demand in the plant-based meat category and for our products continues to decline. We cannot assure you that our cost-reduction initiatives, our strategic repositioning to “Beyond The Plant Protein Company,” or new products such as Beyond Immerse will reverse these trends in time to avoid the need for additional capital, or at all.
We have significant near-term obligations, including: the $14.5 million aggregate principal amount of 2027 Notes that remain outstanding and mature on March 15, 2027; the $114.2 million outstanding principal under our Delayed Draw Term Loans, including accrued PIK interest, our 2030 Notes and the $15.0 million minimum liquidity covenants under the Loan and Security Agreement and the 2030 Notes Indenture; amounts due under the Campus Lease, including the $14.0 million of Compromise Rent payable under the Fifth Amendment to Lease and our restoration, repair and removal obligations with respect to the surrendered premises; which remain ongoing, and any amounts that could become payable under the Campus Lease if we do not complete those obligations within the applicable cure period; and costs of pending litigation, including the judgment of $15.4 million entered against us in the Sonate Trademark Infringement Litigation, which remains subject to further motion practice and appeals, and in connection with which we deposited $15.7 million with a bonding company in October 2026 to stay execution of the judgment.
Our ability to raise capital is limited. We cannot currently use a Form S-3 registration statement or our ATM Program, our debt agreements restrict additional borrowing, and any equity financing would likely be highly dilutive. If our common stock were delisted from Nasdaq, we would be required to offer to repurchase all of our outstanding Notes for cash at par, and we may not have sufficient cash to do so. A breach of our debt covenants, including a failure to deliver financial information on time, could also result in acceleration of our indebtedness.
There can be no assurance that we will be able to raise additional funds, or refinance, repay or restructure our indebtedness, when needed or on favorable terms or at all. If we cannot raise additional funds, or refinance, repay or restructure our indebtedness, when needed, management may conclude, and disclose in our financial statements, that there is substantial doubt about our ability to continue as a going concern. Any such statement may constitute an event of default under the Loan and Security Agreement which, if left uncured, may accelerate our principal and interest payments and require us to pay liquidated damages.
Any such disclosure by our management could significantly reduce the trading price of our common stock, hurt our relationships with customers, suppliers, co-manufacturers, distributors and landlords, cause counterparties to demand more favorable payment terms or collateral and make it harder to obtain financing. If we cannot meet our obligations, we may have to pursue an out-of-court restructuring, sell assets or seek protection under Chapter 11 of the U.S. Bankruptcy Code. In any of those cases, holders of our common stock could lose all or a substantial part of their investment.
If we are unable to build out or occupy the rest of the Campus Headquarters and cannot negotiate a partial lease termination, or sublease, assign or otherwise transfer the unoccupied space on terms favorable to us or at all, which may result in penalty payments, losses from impairment and/or write-offs, our business or financial condition or results of operations may be adversely affected.
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
We may not be able to build out or occupy the rest of the Campus Headquarters and are considering consolidating our usage of the space and further surrendering, subleasing, assigning or otherwise transferring some or all of the remaining unoccupied space, or negotiating additional partial lease terminations and/or subleases or other dispositions but may be unable to enter into or negotiate such an agreement or transaction, which could have an adverse effect on our operating and financial results. An agreement to partially terminate, sublease, assign or otherwise transfer the unoccupied part of the Campus Headquarters would be subject to certain risks and uncertainties. For example, the agreement may not be completed on terms advantageous to us because the rental rate we receive under the agreement may not fully cover the rental rate we pay under the Campus Lease for the same space or our subtenants may fail to make lease payments, which may result in losses from impairment for right-of-use assets and prepaid lease costs and could have a negative impact on our financial condition and results of operations. In addition, a partial termination of the lease could result in a penalty payment to exit the lease and non-cash write-off of prepaid lease costs, the amounts of which could be material and which could have a negative impact on our financial condition and results of operations.
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
In the third quarter of 2026, we entered into the Fifth Amendment to Lease with the Landlord to surrender a portion of the leased premises and amended the related sublease arrangement. We accounted for the Campus Lease amendment as a lease modification, which resulted in reductions of lease liabilities, right-of-use assets and prepaid lease balances of $38.2 million, $22.9 million and $15.3 million, respectively.

The commencement of the unimproved Phase I-B and Phase II-A sublease components under the Campus Lease represented an impairment indicator. As a result, management performed a recoverability test, which resulted in the Company recognizing a loss from impairment of $29.8 million related to the sublease asset group in the three and nine months ended September 26, 2026. We also recognized accelerated rent expense of $20.8 million in the three and nine months ended September 26, 2026 in connection with a partial lease termination in the third quarter of 2026, of which $10.2 million was recognized in research and development expenses and $10.6 million was recognized in selling, general and administrative expenses.
See Note 6, Leases, to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.
We did not complete the surrender and restoration of certain leased space at our Campus Headquarters by the date specified in the Fifth Amendment to Lease, and we may incur damages, face related claims and, if a default occurs, experience an acceleration of our indebtedness.
Under the Fifth Amendment to Lease, we agreed to surrender the Surrendered Premises to the Landlord and to complete specified repair, restoration and removal work by August 31, 2026 (except for certain exterior items, which must be completed by April 30, 2027). We did not complete the work by that date, and the work is currently ongoing. On September 18, 2026, the Landlord delivered a notice asserting that we had not surrendered possession of the Surrendered Premises or completed the required work. Under the Fifth Amendment to Lease, we may be liable for damages owed by the Landlord to the New Tenant that result directly from any failure by us to timely perform. The Landlord has asserted that the New Tenant’s lease provides for rent abatement beginning as early as September 1, 2026 and a right for the New Tenant to terminate its lease as early as December 1, 2026, in each case if we fail to timely perform. Any such liability will depend on, among other things, the duration of any delay, its actual effect on the commencement or completion of the New Tenant’s improvements and whether the New Tenant exercises any termination right. In addition, if a default occurs under the Campus Lease, following receipt of written notice and the passing of all applicable cure periods, the Landlord could pursue other rights and remedies, which could include terminating the Campus Lease and seeking to recover all or a substantial portion of the rent and other amounts remaining payable over its term.
The Campus Lease is also a specified contract under the Loan and Security Agreement, and a material default under the Campus Lease could, following notice and the expiration of any applicable grace period, result in an event of default under the Loan and Security Agreement. If an event of default occurs, the lenders could declare all amounts outstanding under the Loan and Security Agreement immediately due and payable and exercise their remedies against the collateral, which includes substantially all of our assets. Any such acceleration could, in turn, result in our other indebtedness, including the 2030 Notes, becoming immediately payable in full, and we may not have sufficient funds to repay that indebtedness, which could cause us to become insolvent or enter bankruptcy proceedings.
If the Campus Lease were terminated and we were required to vacate the Remaining Premises, we would be unable to continue producing certain of our products, including Beyond Steak Filet, at the Campus Headquarters, which would result in lost sales, an inability to fulfill customer orders and harm to our customer relationships unless and until we were able to establish alternative production capacity. Any such termination would also require us to incur relocation and other costs and would reduce or eliminate the sublease income we receive from the Subtenant, any of which could materially adversely affect our business, financial condition and results of operations.
Any of these events could increase or accelerate our cash requirements and materially adversely affect our liquidity. We cannot assure you that the specified repair, restoration and removal work with respect to the Surrendered Premises will be completed, or that the Surrendered Premises will be delivered in the required condition, by any particular date, that the Landlord will not assert a default or pursue other remedies, or that these matters will not result in disputes or litigation, material liability or diversion of management attention, any of which could materially adversely affect our business, financial condition and results of operations. See Note

6, Leases, to the Notes to Unaudited Condensed Consolidated Financial Statements and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Outlook, included elsewhere in this report.
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
On July 16, 2025, the European Commission published a Proposal for a Regulation to amend Annex VII of Regulation (EU) No 1308/2013, which governs the common organization of the markets in agricultural products. The Proposal aims to introduce a new Part Ia to Annex VII, titled “Meat and Meat Product Designations”, defining “meat” as the “edible parts of an animal” and restricting the use of “meat products” along with several related terms exclusively to products derived from meat of animal origin. Under the current draft, these restrictions would apply not only to the name of the product but also at “all stages of marketing”. On June 10, 2026, the rapporteur for the European Parliament’s Committee on Agriculture and Rural Development published a draft report recommending the deletion of the proposed Part Ia, following the adoption of meat-designation rules through the separate legislative process described below. In July 2026, amendments were tabled to reinstate the meat designation provisions and to extend the restrictions to additional terms not reserved under Regulation (EU) 2026/1739, including “burger” and “sausage.” The legislative debate remains ongoing.
In October 2025, the European Parliament adopted a more restrictive amendment that introduces similar restrictions on the use of “meaty” names, but through a separate legislative proposal that is further along in the legislative process than the Commission’s Proposal of July 2025. Following the Parliament’s vote, the European Commission, the European Parliament, and the Council of the European Union entered informal trilogue negotiations to agree on a common text. On March 5, 2026, the EU Institutions reached a provisional political agreement on a draft text that would reserve a list of approximately 31 terms, including “meat,” “chicken,” “steak,” and “bacon” for products of animal origin. Conversely, certain terms such as “burger” and “sausage” were not included among the reserved terms. On July 29, 2026, the Regulation was published in the Official Journal of the European Union as Regulation (EU) 2026/1739 of the European Parliament and of the Council of 8 July 2026 amending Regulations (EU) No 1308/2013, (EU) 2021/2115 and (EU) 2021/2116 as regards the strengthening of the position of farmers in the food supply chain. Regulation (EU) 2026/1739 entered into force on August 18, 2026. The provisions concerning meat designations will apply from August 19, 2029, and non-compliant products that have been produced in or imported into the Union before the date of application of the designation rules may continue to be placed on the market until stocks of those products are exhausted or until August 19, 2032, whichever is the earlier.
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
In addition, on October 8, 2025, California Governor Newsom signed AB 1264 into law. The law will begin phasing out ultra-processed foods (UPFs) of concern from California schools by July 1, 2029. By July 1, 2032, vendors will be prohibited from offering “UPFs of concern” to California schools. The law does not define “UPFs of concern” – California is undertaking rulemaking to define that subcategory. However, the law does define “UPFs” to mean foods that “contain surface-active agents; stabilizers or thickeners; propellants, aerating agents, or gases; colors or coloring adjuncts; emulsifiers or emulsifier salts; flavoring agents or adjuvants; flavor enhancers; OR nonnutritive sweeteners, as each term is defined in 21 C.F.R. § 170.3(o), excluding salt or sodium chloride; spices or other natural seasonings or flavorings, as listed in 21 C.F.R. § 182.10; and natural color additives, as listed in 21 C.F.R Part 73” AND “contains either: (a) 10% or greater of its total energy from saturated fat, 10% or greater of its total energy from added sugars, OR a ratio of milligrams of sodium to calories that is equal to or greater than 1:1; OR (b) nonnutritive sweeteners OR d-sorbitol, erythritol, hydrogenated starch hydrolysates, sucralose, isomalt, lactitol, luo han fruit concentrate, maltitol, steviol glycosides, thaumatin, OR xylitol.” Depending on California’s implementation of AB 1264, our products could be impacted by future requirements in California, and could also be impacted by other state laws relating to UPFs.
General Risk Factors
We may not be able to maintain compliance with Nasdaq’s continued listing requirements, and a delisting of our common stock would adversely affect its market value and liquidity, could impair our ability to raise capital, and would require us to offer to repurchase our outstanding Notes.
On March 4, 2026, we received a deficiency notice from the Nasdaq Listing Qualifications Department notifying us that, for the prior 30 consecutive business days, the closing bid price for our common stock had been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). On August 11, 2026, our board of directors selected a 1-for-30 ratio for the reverse stock split of our common stock, previously approved by our stockholders, and the reverse stock split became effective at 11:59 p.m. Eastern Time on August 13, 2026, to help us regain compliance with the Minimum Bid Price Requirement.
On August 28, 2026, we received a letter from Nasdaq that, for the 10 consecutive business days from August 14, 2026 to August 27, 2026, the closing bid price of our common stock had been at $1.00 per share or greater. Accordingly, we have regained compliance with Nasdaq Listing Rule 5450(a)(1), and Nasdaq considers the prior Minimum Bid Price Requirement deficiency matter now closed.
Although we have regained compliance with the Minimum Bid Price Requirement, there can be no assurance that we will be able to maintain compliance with Nasdaq requirements in the future. If, in the future, we fail to satisfy the continued listing requirements of Nasdaq, such as the Minimum Bid Price Requirement,

Nasdaq may take steps to delist our shares of common stock. In particular, in the event that our common stock becomes subject to a deficiency under the Minimum Bid Price Requirement within one year following our August 2026 reverse stock split, we would not be eligible for the customary 180-day compliance period, and Nasdaq would issue a Staff Delisting Determination, subject to our right to request a hearing before a Nasdaq Hearings Panel.
Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities. In addition, a delisting of our common stock would constitute a “fundamental change” under the indentures governing the Notes, which would require us to offer to repurchase all of the outstanding Notes for cash at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest, and may require us to increase the conversion rate of the 2030 Notes. We may not have sufficient cash to fund any such repurchase, and our failure to do so would constitute an event of default under the indentures and could result in a cross-default under the Loan and Security Agreement.
In the event of a delisting, we would attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our shares of common stock to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our shares of common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.
The market price and trading volume of our shares of common stock have experienced, and may continue to experience, significant volatility. Future increases or decreases in the market price of our common stock may not coincide in timing with the disclosure of news or developments by or affecting us. Accordingly, the market price of our shares of common stock may fluctuate dramatically, and may decline rapidly, regardless of any developments in our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None, other than as previously reported in our Current Report on Form 8-K filed with the SEC on September 23, 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended September 26, 2026, except for the following arrangement, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.
On September 14, 2026, Teri L. Witteman, the Company’s Chief Legal Officer and Secretary, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The plan covers the potential sales of up to an aggregate of 13,834 shares of the Company’s common stock then held by Ms. Witteman, up to an aggregate of 187 shares of the Company’s common stock underlying RSUs which vested on

August 31, 2026 and September 1, 2026, and up to an aggregate of 86,208 shares of the Company’s common stock underlying RSUs, as such RSUs vest, at price and volume thresholds and during specified trading periods between December 14, 2026, or such later date that is two (2) business days following the disclosure in certain periodic reports of the Company’s financial results for the fiscal quarter in which the plan was adopted, and June 14, 2027, in each case as set forth in the plan.

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Certificate of Amendment to the Restated Certificate of Incorporation, effective August 13, 2026.	8-K	8/14/2026	3.1
3.2	Restated Certificate of Incorporation, effective November 4, 2026				X
3.3	Amended and Restated Bylaws.	8-K	2/13/2024	3.1
4.1	Second Supplemental Indenture, dated as of August 10, 2026, by and between Beyond Meat, Inc. and Wilmington Trust, National Association, as trustee and collateral agent.	8-K	8/10/2026	10.1
10.1	Fifth Amendment to Lease, dated as of July 31, 2026, by and between HC Hornet Way, LLC and Beyond Meat, Inc.+	10-Q	8/6/2026	10.8
10.2	First Amendment to Sublease Agreement, dated as of July 31, 2026, by and between Beyond Meat, Inc. and Varda Space Industries, Inc.+	10-Q	8/6/2026	10.9
10.3	First Amendment to Consent to Sublease, dated as of July 31, 2026 among the Company, HC Hornet Way, LLC and Varda Space Industries, Inc.+^	10-Q	8/6/2026	10.10
10.4	Offer Letter dated as of July 26, 2026 between Beyond Meat, Inc. and Brijesh Krishnaswamy.#*	8-K	7/30/2026	10.1
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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 2026 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders' Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

BEYOND MEAT, INC.

Date:	November 10, 2026	By:	/s/ Ethan Brown
Ethan Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2026	By:	/s/ Lubi Kutua
Lubi Kutua
Chief Financial Officer and Treasurer
(Principal Financial Officer)